Form 10-Q
period 2008-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2008-08-14
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-53195

Behringer Harvard Multifamily REIT I, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-5383745
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-3600

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒

The registrant’s registration statement on Form 10, as amended, became effective on June 30, 2008 and therefore the registrant has not been subject to the filing requirements for 90 days. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of June 30, 2008, the Registrant had 14,267,364 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.              Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$34,692,596	$53,377,585
Investments in unconsolidated real estate joint ventures	78,173,161	60,068,633
Restricted cash	—	53,300
Receivables from affiliates	169,856	300,927
Mortgage note receivable	1,124	70,986
Escrow deposits	—	888,525
Other assets	118,826	681,917
Total assets	$113,155,563	$115,441,873

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$367,692	$1,413,206
Subscriptions for common stock	—	53,300
Dividends payable	433,900	412,058
Accounts payable and accrued liabilities	72,549	143,812
Total liabilities	874,141	2,022,376

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 14,267,364 and 14,272,919 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,426	1,427
Additional paid-in capital	114,528,722	114,566,504
Cumulative distributions and net loss	(2,248,726)	(1,148,434)
Total stockholders’ equity	112,281,422	113,419,497
Total liabilities and stockholders’ equity	$113,155,563	$115,441,873

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental revenue	$—	$—	$—	$—

Expenses
Asset management fees	229,665	7,447	404,911	7,447
Organization expenses	—	47,694	—	47,694
Interest expense	—	171,359	—	171,359
General and administrative	245,361	154,033	541,263	168,283
Depreciation and amortization	8,367	—	29,971	—
Total expenses	483,393	380,533	976,145	394,783

Interest income	225,228	70,931	650,354	75,890
Equity in earnings of unconsolidated real estate joint venture investments	1,092,875	30,385	1,857,571	30,385
Net income (loss)	$834,710	$(279,217)	$1,531,780	$(288,508)

Weighted average number of common shares outstanding	14,267,364	878,939	14,268,951	444,010

Basic and diluted income (loss) per share	$0.06	$(0.32)	$0.11	$(0.65)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Cumulative	Total
	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	Capital	Net loss	Equity

Balance at January 1, 2007	4,249	$—	$13,059	$(14,055)	$(996)

Net loss			—	(207,107)	(207,107)
Issuances of common stock under:
Sale of common stock, net	14,268,670	1,427	114,529,010	—	114,530,437
Incentive award plan	—	—	24,435	—	24,435
Distributions declared on common stock	—	—	—	(927,272)	(927,272)

Balance at December 31, 2007	14,272,919	1,427	114,566,504	(1,148,434)	113,419,497

Net income			—	1,531,780	1,531,780
Issuances of common stock under - incentive award plan	—	—	12,218	—	12,218
Shares Returned	(5,555)	(1)	(50,000)	—	(50,001)
Distributions declared on common stock	—	—	—	(2,632,072)	(2,632,072)

Balance at June 30, 2008	14,267,364	$1,426	$114,528,722	$(2,248,726)	$112,281,422

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income (loss)	$1,531,780	$(288,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	—	79,116
Depreciation and amortization	29,971	—
Stock-based compensation	12,218	12,217
Equity in earnings of unconsolidated real estate
joint venture investments	(1,857,571)	(30,385)
Distributions received from unconsolidated real estate joint ventures	1,857,571	—
Changes in operating assets and liabilities:
Accrued interest on mortgage note receivable	(50)	(59,356)
Accounts receivable	(20,460)	—
Other assets	(29,779)	—
Payables to affiliates	101,387	101,850
Accounts payable and other liabilities	(77,412)	4,584
Cash provided by (used in) operating activities	1,547,655	(180,482)

Cash flows from investing activities
Increase in receivables from affiliates	—	(1,336,372)
Issuances of mortgage notes receivable	—	(2,995,719)
Repayments of advances to unconsolidated real estate joint ventures	44,842	—
Prepaid acquisition costs	—	(628,941)
Investments in unconsolidated real estate joint ventures	(18,227,082)	(2,040,824)
Proceeds from sales of interests in real estate ventures	—	1,968,150
Distributions received from unconsolidated real estate joint ventures	831,241	—
Escrow deposits	—	(1,237,500)
Cash used in investing activities	(17,350,999)	(6,271,206)

Cash flows from financing activities
Shares Returned	(50,001)	—
Proceeds from sales of common stock	—	14,431,978
Offering costs	—	(1,383,624)
Change in subscriptions for common stock	(53,300)	157,000
Change in subscription cash received	53,300	(156,624)
Dividends paid	(2,610,230)	—
Credit Facility:
Proceeds	—	8,000,000
Repayments	—	(8,000,000)
Financing fees	—	(286,669)
Change in payables to affiliates	(221,414)	—
Cash provided by (used in) financing activities	(2,881,645)	12,762,061

Net change in cash and cash equivalents	(18,684,989)	6,310,373
Cash and cash equivalents at beginning of period	53,377,585	20,004
Cash and cash equivalents at end of period	$34,692,596	$6,330,377

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.     Organization and Business

Business

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ended December 31, 2007. We were organized to invest in and operate multifamily communities. These operating and development properties are expected to include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and also to include student housing and age-restricted properties. Further, we may invest in commercial real estate, real estate related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.

Substantially all business of Behringer Harvard Multifamily REIT I, Inc. is conducted through our operating partnership Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”). Behringer Harvard Multifamily REIT I, Inc. has contributed initial capital contributions of $10,000 to Behringer Harvard Multifamily OP I through two wholly owned subsidiaries, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) and BHMF Business Trust, a Maryland business trust. BHMF, Inc. owns approximately 0.1% of our interest in Behringer Harvard Multifamily OP I as its sole general partner. The remaining approximate 99.9% of our interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by BHMF Business Trust. BHMF, Inc.’s interest will be subject to dilution as we raise offering proceeds. The consolidated financial statements of Behringer Harvard Multifamily REIT I, Inc. includes the accounts of Behringer Harvard Multifamily OP I.

We have no employees and are supported by related party arrangements. We are externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

Organization

Offering of our common stock

We are authorized to issue 875,000,000 shares of common stock, 1,000 shares of convertible stock and 124,999,000 shares of preferred stock. All shares of common stock have a par value of $.0001 per share. On August 4, 2006 (date of inception), we sold 1,249 shares of our common stock to Behringer Harvard Holdings, LLC (“Behringer Harvard”) for cash of $10,004. On November 28, 2007, we sold an additional 23,720 shares of our common stock to Behringer Harvard for cash of $189,997. Our Board of Directors may authorize additional shares of capital stock and their characteristics without obtaining shareholder approval.

On November 22, 2006, we commenced a private offering to sell a maximum of approximately $400 million of common stock to accredited investors (the “Private Offering”). We held all Private Offering proceeds in escrow until after we had sold our initial $1.5 million of shares of common stock. In April 2007, the Company released the proceeds from escrow and began issuing shares of our common stock. We terminated the Private Offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Commissions, dealer manager fees, and other offering costs were approximately $13 million.

On December 31, 2007, we filed an initial registration statement pursuant to Form S-11 filed under the Securities Act of 1933, as amended, for a public offering of up to 120,000,000 shares of common stock offered at a price of $10.00 per share (the “Public Offering”). The Public Offering, if it becomes effective, also covers the registration of up to 30,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. We reserve the right to reallocate the shares we are offering between the primary offering and our distribution reinvestment plan. The minimum purchase is $2,000 per investor except in New York where it is $2,500. On June 6, 2008, our board of directors approved an amendment to our Public Offering which will provide up to 250,000,000 shares of common stock, including 200,000,000 shares of common stock offered at a price of $10.00 per share and 50,000,000 shares of common stock offered at $9.50 per share as part of our distribution reinvestment plan.

We intend to use the proceeds from our private and public offerings of our common stock, after deducting offering expenses, primarily to acquire apartment communities, with a particular focus on using multiple strategies to acquire high quality apartment communities that will produce rental income. We will acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation.

While conducting an offering, we admit new stockholders at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our public offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on then-prevailing market conditions.

2.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Amendment No. 1 to Form 10 filed pursuant to Section 12(g) of the Security and Exchange Act of 1934, as amended for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on June 09, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2008 and consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended June 30, 2008 and 2007. Such adjustments are of a normal recurring nature.

3.     Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of long-lived assets and equity-method real estate investments, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable

Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Related Intangibles

If, in the future, we acquire real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, and in-place leases.

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

We will determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of any tangible assets that will be acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The values of buildings are depreciated over the estimated useful lives ranging from 25-35 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We will amortize the value of in-place leases acquired in the future to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Impairment of Long Lived Assets and Mortgage Notes Receivable

If we acquire any wholly-owned properties, we will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a real estate joint venture other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We assess impairment at the individual project basis. In evaluating the investment in real estate venture and mortgage note for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the book value of the mortgage note which could be material to our financial statements.

We review the terms and conditions underlying the outstanding balances of mortgage notes receivable on an individual basis. If we determine that it is probable that all amounts due under the terms of a loan will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has occurred most visibly within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

No impairment charges have been recorded as of June 30, 2008 and December 31, 2007.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value due to their short-term maturities. We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  While in an offering, we admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.

Mortgage Note Receivable

Mortgage note receivable is reported at the outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loan.

We and our joint ventures have issued mortgage notes and/or mezzanine loans with respect to certain development projects. Each borrower remains obligated to pay principal and interest due on the loans regardless of its intent or ability to sell or refinance the property. In addition, these loans do not contain a right to participate in expected residual profit as defined within Exhibit I of AICPA Practice Bulletin 1, “Accounting of Real Estate Acquisition, Development, or Construction Arrangements” and EITF 86-21, “Application of the AICPA Notice to Practitioners Regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property.” As a result, we account for our Lovers Lane Town Homes Junior Mezzanine Loan, and the joint ventures account for all of their loans, as a loan, and not as an investment in real estate pursuant to Exhibit I of AICPA Practice Bulletin 1 and EITF 86-21.

Escrow Deposits

We have refundable amounts deposited in escrow for contracts to potentially acquire interests in properties and entities that own real estate and development projects.  As of December 31, 2007, we had $888,000 in escrow deposits related to the Russell Road development in Nevada.  As of June 30, 2008, we had no escrow deposits.

Investments in Unconsolidated Real Estate Joint Ventures

We account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control these entities.  These investments are initially recorded at cost and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our ownership interests in the entities.

In connection with the acquisition of investments in unconsolidated real estate joint ventures, we incur certain acquisition and advisory fees that are paid to Behringer Harvard Multifamily Advisors I or an affiliate.  These fees are capitalized as part of our basis in the investments in joint ventures.  We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying operating property, which represents the assets to which the excess is most clearly related.

Organization and Offering Costs

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of the private offering organization and offering costs. Private offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. Total organization and offering costs incurred by Behringer Harvard Multifamily Advisors I in connection with our private offering are approximately $3.5 million and $3.0 million as of June 30, 2008 and December 31, 2007, respectively. Our only obligation for those costs was to pay a fee to Behringer Harvard Multifamily Advisors I under our advisory management agreement with Behringer Harvard Multifamily Advisors I. Under our advisory management agreement, we incurred this fee obligation at the rate of 1.5% of the actual gross private offering proceeds (the “O&O Fee”), regardless of whether the actual amount of private offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates was higher or lower than the O&O Fee. We have recorded the pro-rated share of offering costs embedded in the O&O Fee as an offset to additional paid-in capital in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering. Paid and accrued O&O Fees recorded as an offset to additional paid-in capital as of December 31, 2007 were $1.9 million, and $50,000, respectively. We have not incurred additional O&O Fees subsequent to December 31, 2007 because the private offering terminated on December 28, 2007. We have no obligation for private organization and offering costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee. As of June 30, 2008 and December 31, 2007, approximately $1.6 million and $1.1 million, respectively, of organization and offering costs had been incurred by Behringer Harvard Multifamily Advisors I and its affiliates for which we had no obligation. The amount of O&O Fees recorded is determined as 1.5% of the actual private offering proceeds received to date; no other amounts are considered by management to be probable of reimbursement as of December 31, 2007.

Behringer Harvard Multifamily Advisors I or its affiliates are obligated to pay all of our organizational expenses. Our only obligation for these costs is the O&O Fee to Behringer Harvard Multifamily Advisors I as discussed above. We have no other obligations for these costs. Our organization costs are recorded as an expense in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. We have recorded the pro-rated share of organization expenses embedded in the O&O Fee as an expense. We have no obligation for organization costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee, which are approximately $9,500. Accordingly, this amount has not been recognized in our consolidated financial statements.

Behringer Harvard Multifamily Advisors I or its affiliates are obligated to pay all of our public organization and offering costs. As of June 30, 2008, our public offering has not commenced; upon commencement, we intend to amend and restate our advisory management agreement with Behringer Harvard Multifamily Advisors I. Our obligation for these public offering costs is anticipated to be to reimburse Behringer Harvard Multifamily Advisors I under a set amount pursuant to the amended and restated advisory management agreement (the “O&O Reimbursement”). Beginning with the commencement of our public offering, at each balance sheet date we will estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of O&O Reimbursement as determined under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. We will record the amount of O&O Reimbursement at the lower amount of (a) 1.5% of the estimated total gross public offering proceeds, or (b) the actual public organization and offering costs incurred by Behringer Harvard Multifamily Advisors I. Our public offering has not commenced and accordingly, no amounts have been recognized in our consolidated financial statements. As of June 30, 2008 and December 31, 2007, amounts incurred by Behringer Harvard Multifamily Advisors I for our public organization and offering costs were approximately $2 million and $0.5 million, respectively.

As of June 30, 2008 and December 31, 2007, the amount of our accrued obligation under the O&O Fee for the private offering costs and O&O Reimbursement for the public offering costs has been recognized in our consolidated statements in accordance with SFAS No. 5.

Income Taxes

We intend to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2007.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders.  REITs are subject to a number of other organizational and operational requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of June 30, 2008 and December 31, 2007. In addition, we recognized no current tax expense for the six months ended June 30, 2008 and 2007 related to the Texas margin tax.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes – an interpretation of FASB statement No 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely then not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our advisor and its affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

On November 14, 2006, we issued a total of 3,000 shares of restricted stock to our independent directors.  On November 28, 2007 we issued an additional total of 3,000 shares of restricted stock to our independent directors. These restricted share issuances each require a 12 month service and vesting period, have no exercise price, and each had an estimated fair value of approximately $24,000, for a total fair value of $48,000, using similar share prices at the time of $8.15 per share. The fair value of each issuance is being recognized as compensation expense on a straight-line basis over the required service period. For the six months ended June 30, 2008 and 2007, we recognized stock-based compensation expense of approximately $12,000, respectively.

No other stock-based compensation has been issued.

Concentration of Credit Risk

At June 30, 2008 and December 31, 2007 we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

We calculate earnings per share in accordance with FAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans. Upon our adoption of a share redemption plan, the weighted-average common shares redeemable during the period will be excluded from basic earnings per share, and included in diluted earnings per share.

On November 14, 2006, we issued a total of 3,000 shares of restricted stock to our independent directors, which require a 12 month service and vesting period.  On November 28, 2007 we issued an additional total of 3,000 shares of restricted stock to our independent directors. The restricted shares have no exercise price and are presented as issued shares on our balance sheet. However, as a result of the outstanding performance requirements the number of shares are excluded from our basic earnings per share calculation until performance is achieved. At the time such shares have a dilutive effect, they will be included in the dilutive earnings per share calculation.

The Behringer Harvard Multifamily REIT I, Inc. 2006 Incentive Award Plan (“Incentive Award Plan”) was approved by the board of directors on November 14, 2006 and by the stockholders on November 15, 2006.  The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10,000,000 shares have been authorized and reserved for issuance under the Incentive Award Plan.

As of June 30, 2008 and December 31, 2007 we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standard for reporting and financial and descriptive information about an enterprise’s reportable segments. Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. Substantially all of our consolidated income is from real estate properties that we own through a joint-venture, and we account for each joint venture under the equity method of accounting. Management evaluates operating performance on an individual joint venture level. However, as each of our joint ventures has similar economic characteristics in our financial statements, our joint ventures have been aggregate into one reportable segment.

4.     Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS 157-2 will expire for the Company’s fiscal year beginning January 1, 2009.  We are currently assessing the effect FSP SFAS 157-2 may have on our financial statement disclosure.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No.

159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring considerations.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We are currently assessing the effect SFAS No. 160 may have on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us would be to expand our disclosures regarding derivative instruments.   We had no derivative instruments during the six-month period ended June 30, 2008 or the year ended December 31, 2007.

5.     Unconsolidated Real Estate Joint Ventures

PGGM Joint Venture

We have entered into joint ventures with Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”) in which we are the manager. The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM. We have no direct financial or other ownership interest in either of these entities.

During April 2007 we entered into commitments for and partially funded, equity investments in unconsolidated real estate joint ventures and interest-bearing loans to real estate joint ventures with two separate commercial real estate developers in our real estate development business (the “Two Development Contracts”). These Two Development Contracts were held by two separate subsidiaries that we fully consolidated in our financial statements (the “Two Subsidiaries”).

Prior to June 1, 2007, our consolidated financial statements recognized 100% of these equity investments in real estate joint ventures as investments in unconsolidated real estate joint ventures, and, 100% of these interest-bearing real estate loans to real estate joint ventures as mortgage notes receivable, recognizing accrued interest income on a monthly basis.

During June 2007, Behringer Harvard Master Partnership I purchased for cash approximately 45% of the ownership interest in each of our two subsidiaries that held the Two Development Contracts. Subsequent to June 1, 2007, we no longer consolidate those two subsidiaries and prospectively recognize our remaining approximate 55% ownership interest under the equity method of accounting as investments in unconsolidated real estate joint ventures (the “Ventures”). We believe the carrying values of the Ventures’ equity interests sold approximated fair value because of the short duration and lack of change in the entity’s underlying assets—the Two Development Contracts. We recorded Behringer Harvard Master Partnership I’s purchase as a reduction in the carrying value of our real estate investment balance; no gains or losses were incurred or recognized.

Until the maximum funding commitment from the PGGM joint venture of $200 million has been placed, we expect substantially all of our future real estate acquisitions and real estate under development activities will use the above Venture structure with the PGGM Joint Venture. The maximum funding commitment from the PGGM Joint Venture may be increased to $300 million.

We may choose other combinations of financing any of our business transactions, including but not limited to using cash, debt, and securing additional joint venture partners for current and/or future real estate projects that may or may not have a similar structure.

We have determined that our Ventures are not variable interest entities under FIN 46R, and thus have evaluated them for consolidation under SOP 78-9. Each Venture has two partners, and each Venture partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each Venture’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital. As a result of these equal substantive participating rights, no single party controls each Venture; accordingly, we account for each Venture using the equity method of accounting pursuant to SOP 78-9.

Mortgage notes receivable

As discussed above, one of the two Subsidiaries held an interest-bearing mortgage loan (the “Senior Mezzanine Loan”). Prior to the transaction with the PGGM joint venture, we fully consolidated this subsidiary into our consolidated financial statements and recorded its earnings as interest income. As a result of the PGGM joint venture purchasing an equity ownership in the subsidiary which held the Senior Mezzanine Loan, we deconsolidated that subsidiary as of June 1, 2007 and began accounting for our investment as an equity investment in unconsolidated real estate joint ventures under the equity method of accounting. The December 31, 2007 balance of approximately $70,000 was reclassified from mortgage note receivable to investments in unconsolidated real estate joint ventures as of June 30, 2008.

Investments in unconsolidated real estate joint ventures

We have established one unconsolidated real estate joint venture for each separate project or property. Each of these unconsolidated real estate joint ventures own 100% of the voting equity interest in one subsidiary REIT and substantially all business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or mortgage loans to entities that own the particular real estate project (the “Project Entities”). Prior to our equity investments, the Project Entities were owned by the commercial developers and were organized to own, construct, and finance only one particular real estate project. The Project Entities are not consolidated in our financial statements.

Our interests in the Ventures are recorded as investments in unconsolidated real estate joint ventures and use the equity method of accounting. Our balances include our deferred charges of approximately $4.0 million, net of amortization. The following presents the condensed combined balance sheet data of the Ventures:

	June 30,	December 31,
Balance sheet data:	2008	2007

Cash and restricted cash	$1,775,285	$1,796,624
Accounts receivable	29,186	385,004
Accrued interest receivable	2,057,865	686,807
Mortgage notes receivable	97,874,567	76,378,734
Investments in unconsolidated real estate joint ventures	25,133,653	14,981,406
Deferred financing costs and other assets, net	500,839	472,415
Land and buildings, net	31,804,530	32,813,280
Total assets	$159,175,925	$127,514,270

Accrued liabilities	357,488	312,881
Mortgage note payable	23,000,000	23,000,000
Other liabilities	109,315	103,511
Minority interest	1,910,944	2,085,194
Members’ equity	133,798,178	102,012,684
Total liabilities and members’ equity	$159,175,925	$127,514,270

A wholly-owned subsidiary of one of our Ventures owns The Reserve at Johns Creek Walk, currently our only operating property. This subsidiary consolidates The Reserve at Johns Creek Walk and has recorded a minority interest for the remaining 20% equity ownership. This subsidiary and its property, including an operating receipts lock-box account, serve as collateral for a non-recourse bank loan of $23 million from an unaffiliated lender. This bank loan was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the Venture or us, only to the subsidiary and its property. Breaching the loan agreement’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date. No events of default have occurred. As a result of the Venture consolidating this subsidiary, the bank loan and minority interest are presented in the above combined balance sheet data as mortgage note payable and minority interest, respectively.

The following presents the combined income statement data of the Ventures:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Rent	$766,446	$—	$1,474,009	$—
Interest	2,385,419	26,453	4,490,738	26,453
	3,151,865	26,453	5,964,747	26,453

Operating costs and expenses:
General and operating	194,589	685	655,263	685
Real estate taxes	110,000	—	200,000	—
Interest expense	375,635	—	751,271	—
Depreciation	512,150	—	1,033,212	—
	1,192,374	685	2,639,746	685

Minority interest	(82,726)	—	(174,249)	—
Net income	$2,042,217	$25,768	$3,499,250	$25,768

Included in our equity in earnings of unconsolidated real estate joint venture investments for the three months ended June 30, 2008 and 2007 is our share of the above Ventures’ net income in the amount of $1,092,875 and $30,385, respectively. Net operating losses attributable to the interest held by the minority shareholder were $82,726 and $0, respectively.

Included in our equity in earnings of unconsolidated real estate joint venture investments for the six months ended June 30, 2008 and 2007 is our share of the above Ventures’ net income in the amount of $1,857,571 and $30,385, respectively. Net operating losses attributable to the interest held by the minority shareholder were $174,249 and $0, respectively.

The Ventures’ Loans to and Equity investments in Project Entities

Included in the Ventures financial statements are loans to and equity investments in the Project Entities. Below are the Ventures’ uncollected loan principal balance and equity investments in the Project Entities, exclusive of loan commitment fees received as of June 30, 2008 and December 31, 2007:

Name of development and related investments	Location	June 30, 2008	December 31, 2007

Lovers Lane Townhomes	Dallas, TX
Interest-bearing Senior Mezzanine Loan; 10% annual interest; principal and interest due April 2012		$4,519,828	$2,994,719

The Eclipse	Houston, TX
Interest-bearing loan; 9.5% annual interest;
principal due April 2012		8,147,435	3,486,564

Alexan St. Rose	Henderson, NV
Interest-bearing loan; 10% annual interest;
principal due December 2012		4,691,255	4,691,255

Fairfield at Bailey’s Crossing	Fairfax County, VA
Interest-bearing loan; 9.5% annual interest;		22,138,172	22,138,172
principal due July 2012

Tower 55 Hundred	Arlington County, VA
Interest-bearing loan; 9.5% annual interest;
principal due October 2012		19,954,854	19,954,854

Fairfield at Cameron House	Silver Spring, MD
Interest-bearing loan; 9.5% annual interest;
principal due December 2012		17,458,257	12,416,760

Satori	Broward County, FL
Interest-bearing loan; 10% annual interest;
principal due October 2012		14,775,000	12,432,034

Alexan Prospect	Denver, CO
Interest-bearing loan; 10% annual interest;
principal due April 2013		4,854,474	—

Alexan Russell Lofts	Clark County, NV
Interest-bearing loan; 10% annual interest;
principal due June 2013		3,709,348	—

The Ventures’ total loans to unconsolidated real estate joint ventures		100,248,623	78,114,358

The Eclipse	Houston, TX
Limited partnership interest of 49.6%		4,023,717	4,023,717

Tower 55 Hundred	Arlington County, VA
Limited partnership interest of 50%		3,552,938	3,552,938

Satori	Broward County, FL
Limited partnership interest of 50%		7,350,000	7,350,000

Alexan Prospect	Denver, CO
Limited partnership interest of 50%		7,301,115	—

Alexan Russell Lofts	Clark County, NV
Limited partnership interest of 50%		2,905,883	—

The Ventures’ total equity investments in unconsolidated real estate joint ventures		25,133,653	14,926,655

The Ventures’ total loans and equity investments		$125,382,276	$93,041,013

Our involvement with each of the Project Entities began at the time we committed to making our investments, and our potential loss exposure is limited to the funded portion of our commitments. The Project Entities also owe amounts under other mortgage loans, bank loans, and other liabilities balances—these are obligations of the Project Entities. Neither we nor the Ventures have a primary or secondary obligation on those obligations of the Project Entities. The following table includes estimated information about the nature and size of the activities of the Project Entities:

Project Name / Location Description	Estimated Project Completion Date	Construction Cost (millions)

Lovers Lane Townhomes / Dallas, Texas	1st Quarter 2010	$38.7
Previously developed land which is in process of being demolished and is expected to be a 2 story townhome community with approximately 149 rental units

The Eclipse / Houston, Texas	4th Quarter 2008	35.7
Undeveloped land expected to be a 3 story apartment community with approximately 330 rental units

Fairfield at Baileys Crossing / Fairfax County, Virginia	1st Quarter 2010	147.6
Undeveloped land, expected to be a 3, 4 and 7 story structure apartment community with approximately 414 rental units and an attached parking structure

Alexan St. Rose / Clark County, Virginia	3rd Quarter 2010	75.7
Undeveloped land, expected to be a 3 story apartment community with approximately 430 rental units

The Reserve at Johns Creek Walk / Fulton County, Georgia	Operating	33.5
A 3 story operating apartment community with 210 rental units within an overall mixed-use development containing retail and for-sale townhomes

Satori / Broward County, Florida	2nd Quarter 2009	98.5
Previously developed land which has been demolished and is expected to be a 3 and 9 story structure apartment community with approximately 279 rental units

Tower 55 Hundred / Arlington County, Virginia	3rd Quarter 2009	99.8
Previously developed land which has been demolished and is expected to be a 10 story high-rise apartment community with approximately 234 rental units and an underground parking facility

Fairfield at Cameron House / Silver Spring, Maryland	1st Quarter 2010	128.9
Previously developed land which has been demolished and is expected to be a 15 story high-rise apartment community with approximately 325 rental units

Alexan Prospect / Denver, Colorado	3rd Quarter 2010	94.8
Undeveloped land expected to be a 4 story apartment structure with approximately 400 units

Alexan Russell Lofts / Clark County, Nevada	4th Quarter 2009	29.1
Undeveloped land expected to be a 3 story apartment structure with approximately 168 units

Disclosure of summarized financial information of the Project Entities

The Project Entities own development projects and had no operational income or loss. The following presents the combined unaudited summarized financial information of all Project Entities:

	June 30, 2008	December 31, 2007
Cash	$1,535,335	$4,063,022
Prepaid taxes and other assets	287,521	110,847
Land and construction in progress	283,387,979	197,952,435
Accounts payable and other	12,827,108	32,826,504
Mortgage loans and interest payable	208,061,705	123,786,136

6.     Credit Facility with Behringer Harvard Operating Partnership I LP

On April 2, 2007, our operating partnership, Behringer Harvard Multifamily OP I, entered into a one-year credit facility with the operating partnership of Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP (the “Credit Facility”). The Credit Facility was terminated on December 20, 2007. During 2007 we paid cash for interest and other fees of approximately $925,000. As of June 30, 2008 and December 31, 2007, our investments in unconsolidated real estate joint ventures include approximately $283,000 of capitalized interest costs.

7.     Stockholders Equity

Capitalization

As of June 30, 2008 and December 31, 2007, we had 14,267,364 and 14,272,919 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings for cash of $200,001. As of December 31, 2006, we had 4,249 shares of our common stock outstanding, including 3,000 shares of restricted stock issued to our independent directors for no cash, and 1,249 shares owned by Behringer Harvard Holdings for cash of $10,004. As of June 30, 2008 and December 31, 2007, we had 1,000 shares of convertible stock and no shares of preferred stock issued and outstanding.

In 2006, Behringer Harvard Multifamily Advisors I purchased a special limited partnership interest in our operating partnership, Behringer Harvard Multifamily OP I, for cash of $10,000 (the “Incentive Unit”). This Incentive Unit entitled the special limited partner to receive an amount when certain events occur, including the sale of our assets, whether directly or through the sale of our company, the listing of our common stock for trading on a national securities exchange, a termination of the advisory management agreement, or a change in control, if such an amount is available after stockholders have received distributions equal to or greater than the sum of their aggregate capital contributions plus a 7% annual, cumulative, non-compounded return on such capital contributions. The Incentive Unit was then convertible into an equivalent value of partnership units of Behringer Harvard Multifamily OP I based on this available amount plus the initial $10,000 contribution. After the Incentive Unit converted to partnership units, those partnership units would be convertible into cash or shares of our common stock. Management has reviewed the terms of the underlying shares and determined the fair value under GAAP approximated the nominal value paid for the shares.

On November 28, 2007 the Incentive Unit was canceled and the $10,000 cash purchase price was returned to Behringer Harvard Multifamily Advisors I. Concurrently, Behringer Harvard Multifamily REIT I, Inc. sold 1,000 shares of non-participating, non-voting convertible stock to Behringer Harvard Multifamily Advisors I for $1,000. Management has reviewed the terms of the underlying shares and determined the fair value under GAAP approximated the nominal value paid for the shares.

Upon the occurrence of (A) our making total distributions on the then outstanding shares of our common stock equal to the issue price of those shares (that is, the price paid for those shares) plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares; or (B) the listing of the shares of common stock for trading on a national securities exchange, each outstanding share of our convertible stock will convert into the number of shares of our common stock described below unless our advisory management agreement with

Behringer Harvard Multifamily Advisors I has been terminated or not renewed on account of a material breach by our advisor (each of these two events is a “Triggering Event”).

Upon the occurrence of a Triggering Event, each share of convertible stock shall be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the value of the company (determined in accordance with the provisions of our charter) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by (B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion. In the case of conversion upon the listing of our shares, the conversion of the convertible stock will not occur until the 31st trading day after the date of such listing.

Upon the occurrence of the termination or expiration without renewal of our advisory management agreement with Behringer Harvard Multifamily Advisors I, other than a termination by us because of a material breach by our advisor, each outstanding share of our convertible stock will become convertible (but will not convert) into the number of shares of our common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the value of the company (determined in accordance with the provisions of our charter) plus the total distributions paid through the date of the termination or expiration of the advisory management agreement on the then outstanding shares of our common stock exceeds (2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares, divided by (B) the value of the company as of the date of the termination or expiration of the advisory management agreement divided by the number of outstanding shares of common stock as of such date. Thereafter, the convertible stock will automatically convert into the applicable number of shares of common stock upon the earlier to occur of (1) the date we have made total distributions on the then outstanding shares of our common stock equal to the issue price of those shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (2) the listing of the common stock for trading on a national securities exchange; provided that the value of the company plus total distributions paid to holders of our then outstanding common stock through the date of listing exceeds the issue price of those shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares.

Prior to the commencement of our Public Offering, we intend to repurchase the outstanding convertible stock described above from our advisor and reissue such convertible stock with new terms. The new terms will change how we calculate the conversion of our convertible stock if our advisory management agreement with Behringer Harvard Multifamily Advisors I expires without renewal or is terminated (other than because of a material breach by our advisor). Currently, the number of shares of common stock into which the convertible stock converts is calculated at the time the advisory management agreement terminates. If, at that time, our company value plus prior distributions are not sufficient to meet the above-described 7% return threshold, then the convertible stock would be of no value. Although the conversion ratio is set at the time the advisory management agreement terminates, the actual conversion will not occur until a Triggering Event occurs.

As amended, following the termination of the advisory management agreement, the number of shares of common stock into which the convertible stock would convert would be determined on a Triggering Event instead of at the time the advisory management agreement terminates. If it is determined that the convertible stock is convertible into shares of common stock, the actual number of shares of common stock to be received upon conversion would be reduced from that provided in our current charter so that the holder of the convertible stock would only be entitled to a prorated portion of common stock based on the percentage of time that we were advised by Behringer Harvard Multifamily Advisors I.

Distributions

We did not declare or pay any distributions prior to June 6, 2007.

On June 6, 2007, the Board of Directors authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on July 1, 2007 and ending on August 31, 2007 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.000986301 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.00). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On August 28, 2007, the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on September 1, 2007 and ending on November 30, 2007 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.000986301 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.00). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On November 28, 2007 the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on December 1, 2007 and ending on February 29, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On February 11, 2008 the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on March 1, 2008 and ending on March 31, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On March 14, 2008 the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on April 1, 2008 and ending on May 31, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On May 14, 2008 the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on June 1, 2008 and ending on June 30, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

On June 25, 2008 the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on July 1, 2008 and ending on August 31, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699 per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

	Distributions
2008	Declared	Paid
Second Quarter	$1,330,847	$1,330,802
First Quarter	1,301,225	1,279,428
	$2,632,072	$2,610,230

2007
Fourth Quarter	$730,682	$396,450
Third Quarter	196,590	118,764
Second Quarter	—	—
First Quarter	—	—
	$927,272	$515,214

8.    Commitments and Contingencies

At June 30, 2008, the Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $158.2 million and the Ventures have currently funded approximately $134.6 million. The Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining $23.6 million equity investment and/or mortgage loan commitments. The Ventures have also issued contingent sell options to the Project Entities. In addition, we hold The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1,000; the total commitment value was reduced in April 2008.

The remaining commitments on the real estate investment development by the Ventures will be funded as actual construction progresses. Estimated future payments are as follows, as of June 30, 2008:

	The Ventures’ total unfunded commitments	The Ventures’ other contingent obligations under sell options	Our estimated portion of the Ventures’ unfunded commitments and contingent options	Our unfunded commitment on our mortgage loan	Our estimated total
2008	$11,794,800	$—	$6,487,140	$1,091,466	$7,578,606
2009	11,794,800	11,800,000	12,977,140	1,091,466	14,068,606
2010	—	43,976,450	24,187,048	—	24,187,048

Total	$23,589,600	$55,776,450	$43,651,328	$2,182,932	$45,834,260

At December 31, 2007, the Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $126.5 million and the Ventures have currently funded approximately $102.3 million. The Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining $24.2 million equity investment and/or mortgage loan commitments. The Ventures have also issued contingent sell options to the Project Entities. In addition, we hold The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $3.2 million and have currently funded approximately $1,000.

The remaining commitments on the real estate investment development by the Ventures will be funded as actual construction progresses. Estimated future payments are as follows, as of December 31, 2007:

	The Ventures’ total unfunded commitments	The Ventures’ other contingent obligations under sell options	Our estimated portion of the Ventures’ unfunded commitments and contingent options	Our unfunded commitment on our mortgage loan	Our estimated total
2008	$24,229,508	$—	$13,326,229	$1,610,102	$14,936,331
2009	—	61,545,395	33,849,967	1,610,102	35,460,069

Total	$24,229,508	$61,545,395	$47,176,196	$3,220,204	$50,396,400

The Ventures’ other contingent obligations under sell options issued

The Venture which owns investments in the Fairfield at Baileys Crossing Project Entity has issued a contingent sell option to an unaffiliated equity investor in the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Venture will be required to purchase their interest, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance was approximately $11.8 million at both June 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Venture which owns investments in the Fairfield at Cameron House Project Entity has issued a contingent sell option to an unaffiliated equity investor in the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Venture will be required to purchase their interest, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance is approximately $10.3 million at June 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Venture which owns investments in the Lovers Lane Townhomes Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If this sell option becomes exercisable, it will expire after 30 days. If exercised, the Venture will be required to purchase The Lovers Lane Townhomes, after it is free of all liens, claims, and encumbrances, for cash in an amount equal to the lower of (a) actual project costs plus interest charges, or (b) the maximum budgeted cost amount plus interest charges. The estimated exercise price of approximately $33.7 million has been included in the above tables as the estimated amount due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010. If the Venture were to purchase the property, we estimate the Venture’s total cash outlay will approximate $6.5 million after considering the application of estimated proceeds received from an expected senior property mortgage and any unpaid principal and interest on the Lovers Lane Townhome mezzanine loans issued by us and the Venture.

9.     Related Party Arrangements

We have no employees and are supported by related party arrangements. Our advisor and certain of its affiliates earn fees and compensation in connection with our offering and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), our dealer manager for the Offering, receives a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross offering proceeds before reallowance to participating broker-dealers are paid to

Behringer Securities as a dealer manager fee. Behringer Securities will reallow all of its commissions to participating broker-dealers. Behringer Securities may, pursuant to separately negotiated agreements, reallow a portion of its dealer manager fee in an aggregate amount up to 1.5% of gross offering proceeds to participating broker-dealers for marketing fees, including the cost of bona fide training and educational meetings, and due diligence expense reimbursements and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. We began receiving proceeds from our private offering in April 2007 and terminated the private offering on December 28, 2007. For the three and six months ended June 30, 2007, we sold 1.6 million shares and therefore Behringer Harvard Multifamily Advisors I earned, commissions and dealer manager fees of $868,000 and $361,000, respectively. For the period from April 1, 2007 through December 31, 2007, Behringer Harvard Multifamily Advisors I earned commissions and dealer manager fees of $7.9 million and $3.2 million, respectively. We have sold no additional shares in 2008.

All organization and offering expenses (excluding selling commissions and the dealer manager fee) are incurred and paid by Behringer Harvard Multifamily Advisors I or its affiliates. As related to the Private Offering, we paid Behringer Harvard Multifamily Advisors I a fixed rate of 1.5% of gross offering proceeds, regardless of whether the actual amount of organization and offering expenses is greater or less than 1.5% of gross offering proceeds. We began receiving proceeds from our private offering in April 2007 and terminated the private offering on December 28, 2007. For the three and six months ended June 30, 2007, Behringer Harvard Multifamily Advisors I earned $216,000 for organization and offering expenses. For the period from April 1, 2007 through December 31, 2007, Behringer Harvard Multifamily Advisors I earned organization and offering expenses of $1.9 million. We have sold no additional shares in 2008.

Included in general and administrative expense for the three and six months ended June 30, 2008, are $88,000 and $44,000, respectively, for such expenses incurred on our behalf under an agreement with Behringer Harvard Multifamily Advisors I. None were incurred for the three and six months ended June 30, 2007. These obligations are typically settled in cash within ninety days.

Behringer Harvard Multifamily Advisors I or its affiliates will receive acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Harvard Multifamily Advisors I or its affiliates will also receive 2.5% of the funds advanced in respect of a loan or other investment. Behringer Harvard Multifamily Advisors I or its affiliates will be reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. We began acquiring real estate investments in April 2007. For the three months ended June 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $929,000 and $285,000, respectively. For the six months ended June 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $943,000 and $285,000, respectively. For the year ended December 31, 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $2.6 million.

Behringer Harvard Multifamily Advisors I or its affiliates will receive debt financing fees of 1% of the amount available to us under debt financing originated or refinanced by or for us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We began acquiring real estate investments in April 2007. For the three and six months ended June 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned no debt financing fees. For the year ended December 31, 2007, Behringer Harvard Multifamily Advisors I earned debt financing fees of $0.2 million from The Reserve at Johns Creek Walk property.

We expect to pay HPT Management Services LP (“HPT Management”), our affiliated property manager, fees for the management of our properties, which may be subcontracted to unaffiliated third parties. On March 17, 2008, HPT Management assigned its property management agreement with us to Behringer Harvard Multifamily Management Services, LLC (“BHM Management”). Such fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay BHM Management an oversight fee equal to 1% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. Neither HPT Management Services nor BHM Management has earned property management fees since our inception.

Behringer Harvard Multifamily Advisors I will receive a monthly asset management fee for each asset. This amount will be calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. We began acquiring real estate investments in April 2007. For the three months ended June 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned asset management fees of approximately $230,000 and $7,000 respectively. For the six months ended June 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned asset management fees of approximately $405,000 and $7,000 respectively.

We will pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Behringer Harvard Multifamily Advisors I has earned no development fees since our inception.

We are dependent on Behringer Harvard Multifamily Advisors I, Behringer Securities and BHM Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

The following amounts are included in receivables from and payables to affiliates:

	June 30, 2008	December 31, 2007

Advance to Ventures	$—	$226,443
Commissions and dealer manager fees	4,750	—
Organization and offering costs	750	—
Reimbursements of pursuit and other costs	164,356	74,484
Total Receivables from affiliates	$169,856	$300,927

Asset management fees	$229,665	$217,837
Acquisition and advisory fees	39,716	908,345
Commissions and dealer manager fees	—	231,976
Organization and offering costs	—	50,238
General and administrative	89,561	—
Due to Ventures	8,750	4,810
Total Payables to affiliates	$367,692	$1,413,206

10.  Supplemental disclosures of cash flow information

Supplemental cash flow information is summarized below:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$—	$68,246

Non-cash investing activities:
Escrow and prepaid acquisition costs	$1,533,835	$—
Accrued acquisition fees	$39,717	$170,918
Accrued other assets	$22,361	$—
Conversion of mortgage note receivable into investments in unconsolidated real estate joint ventures	$—	$2,782,923

Non-cash financing activities:
Dividends payable	$21,842	$—
Credit facility – financing costs	$—	$24,008
Offering costs	$—	$20,300

11. Subsequent Events

On August 13, 2008, the Board of Directors also authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing on September 1, 2008 and ending on September 30, 2008 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.001013699  per share of common stock, which is equivalent to an annual distribution rate of four percent (4%) on a share of common stock purchased for nine dollars and twenty-five cents ($9.25). The Daily Distribution for each day of each month shall be paid by the Company on or before the sixteenth day of the following month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us, our subsidiaries, and our Co-investment Ventures: including entities consolidated under FIN 46R, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Amendment No. 1 to Form 10 as filed with the SEC on June 9, 2008.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties. Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal and state income tax purposes. We make investments in and operate institutional quality real estate. In particular, we were organized to invest in and operate institutional quality apartment communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily real estate properties in April 2007. To date, all of our investments have been in institutional quality development and operating apartment communities located in metropolitan cities and suburban markets in the United States. We have since made investments in one operating property and nine properties that are currently under development or redevelopment. As of June 30, 2008, we owned a portfolio of ten investments located in Texas, Virginia, Florida, Colorado, Nevada, Maryland, and Georgia.

Our investment strategy is designed to provide our stockholders with a diversified portfolio and our management and board have extensive experience in investing in numerous types of real estate, loan and other investments. We intend to primarily invest in, acquire and operate apartment communities, with a particular focus on using multiple strategies to acquire investments in high quality apartment communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. We have not made any international investments. We will not make international investments until all of our non-independent directors and one of our independent directors have at least three years of relevant experience acquiring and managing such international investments.

We believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily properties; such conditions include an assessment of job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. Our multifamily asset acquisition strategy concentrates on multifamily properties located in the 50 largest metropolitan statistical areas (“MSAs”) across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top-50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity. Investments in multifamily properties have benefited from the changing demographic trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the housing market, low rates of inflation, and increased immigration. Changes in domestic financial markets (discussed below) can affect the stability and direction of these historical trends and can adversely affect our strategy. Based on projected economic and credit market conditions for the United States in 2008, as published by prominent real estate and economic advisory firms, we expect the national pace of real estate acquisitions to be slower in 2008 than in recent years.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has occurred most visibly within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. On the other hand, we may be able to take advantage of the current dislocation in the credit markets to identify challenged developments or redevelopments or other unique investment opportunities created by the change in liquidity and repricing of risk. In addition, we may be able to identify acquisitions as they become more attractive due to declines in commercial real estate prices. As discussed further below, we expect to meet our short-term liquidity requirements through the net cash raised from our prior private offering, this offering and cash flow from the operations of our current investments. For purposes of our long-term liquidity requirements, we expect that the net cash from this offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our monthly distribution. Multifamily community demand is also affected by changes in credit market liquidity and repricing of risk affects the cost and availability of financing for purchase of single family homes.

We actively search for real estate opportunities and routinely evaluate making investments in potential projects and operating properties. We expect to use the proceeds from our public offering to substantially increase the number and amount of our investments in potential projects and operating properties.

Property Portfolio

We commenced a private offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the private offering. As of June 30, 2008, we have used the proceeds from the private offering, as well as borrowings under our prior credit facility with Behringer Harvard Operating Partnership I LP, to acquire equity interests in ten joint ventures which we account for under the equity method of accounting. Each of the ten joint ventures own equity interests in and/or have made interest-bearing mezzanine loans to nine entities that own real estate properties currently under development and one entity that owns an operating property. Under arrangements managed by Behringer Harvard Institutional GP LP, a Texas limited partnership, which is an affiliate of our advisor and is indirectly wholly owned by Behringer Harvard Holdings, we have entered into, and it is intended that we will continue to enter into, a series of co-investment agreements with Behringer Harvard Master Partnership I LP, a Delaware limited partnership for the purposes of forming and operating entities (“Co-Investment Ventures”) that will own interests in subsidiaries that elect to qualify as real estate investment trusts and invest in to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization, other than residential properties for assisted living, student housing or senior housing.

In the ordinary course of our business, we and/or our Co-Investment Ventures contract with unaffiliated commercial property development companies to provide equity and/or mezzanine loans for a particular project (our “Project Commitments”). We fund an initial amount under our Project Commitments at contract inception and make additional payments as construction progresses, typically spanning one to three years. Estimated remaining payments on our Project Commitments for 2008 are approximately $7.6 million and are expected to be funded from current cash balances. See “Item 3. Properties” for more discussion of our investments.

The following is a description and carrying value of our portfolio of investments, made through our Co-Investment Ventures as of June 30, 2008:

Project Name	Multifamily Project Type	Investment Type	Location	Date Investment Acquired	Our Carrying Amount (in thousands)
Lovers Lane Townhomes	Development	Mezzanine Loan	Dallas, Texas	Apr-07	$2,723

The Eclipse	Development	Equity and Mezzanine Loan	Houston, Texas	Apr-07	7,136

Fairfield at Baileys Crossing	Development	Mezzanine Loan	Fairfax County and Arlington County, Virginia	Jul-07	12,493

Alexan St. Rose	Development	Mezzanine Loan	Clark County, Nevada	Jul-07	2,870

Johns Creek Walk	Operating	Equity	Fulton County, Georgia	Aug-07	5,300

Satori	Development	Equity and Mezzanine Loan	Broward County, Florida	Oct-07	13,025

Tower 55 Hundred	Development	Equity and Mezzanine Loan	Arlington County, Virginia	Oct-07	13,642

Fairfield at Cameron House	Development	Mezzanine Loan	Silver Spring, Maryland	Dec-07	9,982

Alexan Prospect	Development	Equity and Mezzanine Loan	Denver, Colorado	Apr -08	7,141

Alexan Russell Lofts	Development	Equity and Mezzanine Loan	Clark County, Nevada	Jun-08	3,861
					$78,173

The following is additional information about the ten multifamily properties we have invested in through our Co-Investment Ventures as of June 30, 2008 and December 31, 2007:

	Number of Units
Property Type	June 30, 2008	December 31, 2007

Stabilized operating properties:
Atlanta, Georgia	210	210

Properties under development:
Dallas, Texas	149	149
Houston, Texas	330	330
Fairfax County, Virginia	414	414
Arlington County, Virginia	234	234
Henderson, Nevada	430	430
Ft. Lauderdale, Florida	279	279
Silver Spring, Maryland	325	325
Denver, Colorado	400	—
Clark County, Nevada	168	—
Total:	2,939	2,371

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures, respectively.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties and evaluating our real-estate related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we will have control. All inter-company transactions, balances and profits will be eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our advisor will be required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

Mortgage Notes Receivable

Mortgage notes receivable are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

The project borrower remains obligated to pay principal and interest due on the loans issued by our Co-Investment Ventures as well as our loan, regardless of the project borrowers’ intent or ability to sell or refinance the property. In addition, these loans do not contain a right to participate in expected residual profit from the sale or refinancing of the property as defined within Exhibit I of AICPA Practice Bulletin 1, “Accounting of Real Estate Acquisition, Development, or Construction Arrangements” and EITF 86-21, “Application of the AICPA Notice to Practitioners Regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property”. As a result, we account for our Lovers Lane Townhomes Junior Mezzanine loan, and our Co-Investment

Ventures account for all of their loans, as a loan, and not as investments in real estate pursuant to Exhibit I of AICPA Practice Bulletin 1 and EITF 86-21.

Investments in Real Estate Joint Ventures

Each investment we have made has been made through a Co-Investment Venture managed by us or a subsidiary of ours. We are the manager of the Co-Investment Venture’s affairs, but the operation of Co-Investment Ventures are conducted in accordance with operating plans prepared by us and approved by us and the Co-Investment Partner. In addition, without the consent of all members of the Co-Investment Venture, the manager may not approve or disapprove on behalf of the Co-Investment Venture certain major decisions affecting the Co-Investment Venture, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the Co-Investment Venture or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project) or (iii) incurring or materially modifying any indebtedness of the Co-Investment Venture or the subsidiary REIT. As of June 30, 2008, each Venture has two partners, and each Venture partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each Venture’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital.

Each Co-Investment Venture is evaluated under FIN 46R. If the Co-Investment Venture is determined to not be a variable interest entity under FIN 46R, then the ventures are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” As a result of the equal substantive participating rights possessed by each partner, no single party controls each venture; accordingly, we account for each Co-Investment Venture using the equity method of accounting pursuant to SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

Investment Impairments

For real estate we may wholly own, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we may own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, our advisor will make several judgments, assumptions and estimates, including, but not limited to, the projected date of disposition of our investments in real estate, the estimated future cash flows from our investments in real estate and the projected sales price of each of our investments in real estate. A change in these judgments, assumptions and estimates could result in understating or overstating the book value of our investments which could be material to our financial statements.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has occurred most visibly within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which will be no later than twelve months from the acquisition date.

We will determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that our advisor believes we could obtain. Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or our advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building will be depreciated over the estimated useful life of twenty-five years to thirty-five years, using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our advisor on a tenant-by-tenant basis.

We will amortize the value of in-place leases and in-place tenant improvements over the initial term of the respective leases. The value of tenant relationship intangibles will be amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles will be charged to expense.

In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense. These variances could be material to our results of operations and financial condition.

Results of Operations

As of June 30, 2008, we and/or our Co-Investment Ventures had acquired joint venture interests in nine properties under development and acquired one joint venture interest in an operating apartment community. As of June 30, 2007, we and/or our Co-Investment Ventures had acquired joint venture interests in two properties under development. We began acquiring interests in real estate in April 2007. Accordingly, our results of operations for each period presented reflect significant increases in all categories.

In connection with our investment in Co-Investment Ventures in June 2007, our Co-Investment Partner purchased 45% of the equity in two of our wholly-owned subsidiaries; one owning the Lovers Lane Townhomes Senior Mezzanine Loan commitment and the other owning The Eclipse commitments. We entered into these commitments in April 2007 and had partially funded them as of June 2007.

The three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Asset Management Fees. Asset management fees for the three months ended June 30, 2008 and 2007 were approximately $230,000 and $7,000, respectively. The increase is due to acquiring joint venture interests in eight properties subsequent to June 30, 2007.  We expect increases in these fees as a result of owning and acquiring additional joint venture interests and real estate.

Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007 was approximately $0 and $171,000, respectively, and was comprised of interest costs due for borrowings under the credit facility with Behringer Harvard Operation Partnership I LP. We entered into this credit facility in April 2007 and borrowed a total of $8 million during the three months ending June 30, 2007. We paid all outstanding amounts as of May 31, 2007. In the ordinary course of our business, we may enter into borrowing arrangements in the future, which will create additional expenses.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2008 and 2007 were approximately $245,000 and $154,000 respectively, and included corporate general and administrative expenses including compensation of our board of directors, auditing and tax fees, and legal fees. We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Organization Expense. There were no organization expense for the three months ended June 30, 2008. Organization expenses for the three months ended June 30, 2007 was approximately $48,000. We had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor which covered organization and offering expenses incurred on our behalf. We have recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the three months ended June 30, 2008 was approximately $8,000 and included amortization of deferred costs related to joint venture investments. There were no depreciation and amortization expense for the three months ended June 30, 2007. We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Interest Income. Interest income for the three months ended June 30, 2008 and 2007 was approximately $225,000 and $71,000, respectively, and primarily included interest earned on our funds on deposit with banks that resulted from the receipt of proceeds from our private offering which terminated on December 28, 2007. We expect increases in the future as we maintain our current bank deposits and from proceeds received from our public offering.

Equity in Earnings of Joint Venture Investments. Equity in earnings of joint venture investments for the three months ended June 30, 2008 and 2007 was approximately $1.1 million and $30,000, respectively, and included our share in earnings from our unconsolidated joint venture investments. These net earnings increased due to the acquisition of eight joint venture investments subsequent to June 30, 2007. Equity in earnings generated from the joint venture investments were due primarily from interest and fees accrued on loans made to project development borrowers. Equity in earnings was reduced, in part, from a joint venture investment in an operating property that incurred a net loss after deducting depreciation and amortization. For our existing joint ventures, we expect this trend to continue for the duration of 2008 and expect net equity in earnings to decrease after 2008 due to the development properties transitioning into operating properties and due to potential restrictions on cash flows available for interest recognition on outstanding loans. Based on our current and potential future joint venture investments, we expect to have aggregate positive equity in earnings from joint venture investments that have issued loans to project developments borrowers. However, this positive equity in earnings may be partially offset or exceeded by losses from joint venture investments in operating properties after deducting depreciation and amortization.

The six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Asset Management Fees. Asset management fees for the six months ended June 30, 2008 and 2007 were approximately $405,000 and $7,000, respectively. The increase is due to acquiring joint venture interests in eight properties subsequent to June 30, 2007.  We expect increases in these fees as a result of owning and acquiring additional joint venture interests and real estate.

Interest Expense. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $0 and $171,000, respectively, and was comprised of interest costs due for borrowings under the credit facility with Behringer Harvard Operating Partnership I LP.  We entered into this credit facility in April 2007 and borrowed a total of $8 million during the three months ending June 30, 2007.  We paid all outstanding amounts as of May 31, 2007.  In the ordinary course of our business, we may enter into borrowing arrangements in the future, which will create additional expenses.  This credit facility was terminated on December 20, 2007; all amounts were paid in full.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 and 2007 were approximately $541,000 and $168,000, respectively, and included corporate general and administrative expenses including compensation of our board of directors, auditing and tax fees, and legal fees.  We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Organization Expenses. There was no organization expense for the six months ended June 30, 2008. Organization expenses for the six months ended June 30, 2007 was approximately $48,000.  We had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor which covered organization and offering expenses incurred on our behalf.  We have recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.

Depreciation and Amortization Expense.  Depreciation and amortization expenses for the six months ended June 30, 2008 was approximately $30,000 and included amortization of deferred costs related to joint venture investments.  There were no depreciation and amortization expense for the six months ended June 30, 2007.  We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Interest Income.  Interest income for the six months ended June 30, 2008 and 2007 was approximately $650,000 and $76,000, respectively, and primarily included interest earned on our funds on deposit with banks that resulted from the receipt of proceeds from our private offering which terminated on December 28, 2007 as well as interest earned on the Lovers Lane Townhomes loans during the period they were accounted for as a loan.  We expect increases in the future as we maintain our current bank deposits and from proceeds received from our public offering.

Equity in Earnings of Joint Venture Investments.  Equity in earnings of joint venture investments for the six months ended June 30, 2008 and 2007 was approximately $1.9 million and $30,000, respectively, and included our share in earnings from our unconsolidated joint venture investments.  These net earnings increased due to the acquisition of eight joint venture investments subsequent to June 30, 2007.  Equity in earnings generated from the joint venture investments were due primarily from interest and fees accrued on loans made to project development borrowers.  Equity in earnings was reduced, in part, from a joint venture investment in an operating property that incurred a net loss after deducting depreciation and amortization.  For our existing joint ventures, we expect this trend to continue for the duration of 2008 and expect net equity in earnings to decrease after 2008 due to the development properties transitioning into operating properties and due to potential restrictions on cash flows available for interest recognition on outstanding loans.  Based on our current and potential future joint venture investments, we expect to have aggregate positive equity in earnings from joint venture investments that have issued loans to project developments borrowers.  However, this positive equity in earnings may be partially offset or exceeded by losses from joint venture investments in operating properties after deducting depreciation and amortization.

Cash Flow Analysis

The six months ended June 30, 2008 as compared to the six months ended June 30, 2007

As of June 30, 2008, we have acquired joint venture interests in nine properties under development and one joint venture interest in an operating apartment community. We began acquiring interests in real estate in April 2007.  As a result, our cash flows for the six months ended June 30, 2008 reflect significant differences from the cash flows for the six months ended June 30, 2007.  We began to receive proceeds from our private offering of our common stock in April 2007 which terminated on December 28, 2007.

Cash flows provided by operating activities for the six months ended June 30, 2008 were $1.5 million and included our net income of $1.5 million; amortization of $42,000; equity in earnings of $1.9 million which is included in our net income offset by distributions of $1.9 million from our unconsolidated real estate joint venture investments; and other net changes used in working capital accounts of $26,000.  During the six months ended June 30, 2007, cash flows used in operating activities were $180,000 and included our net loss of $288,000; amortization of $91,000; equity in earnings of $30,000 which is included in our net income; and other net changes in working capital of $47,000. Operating cash flows were significantly lower in the six months ended June 30, 2007 due to having recent investments in only two projects and less corporate activity.

Cash flows used in investing activities for the six months ended June 30, 2008 were $17.4 million. During the period we invested $18.2 million to acquire interests in real estate ventures; cash distributions from our real estate ventures exceeded GAAP earnings, resulting in $831,000 being accounted for as a return of investment; and we had net short-term advances to and from affiliates of $45,000. During the six months ended June 30, 2007, cash flows used in investing activities were $6.3 million including $3.0 million in issunces of mortgage notes receivable, $2.0 million to acquire interests in real estate ventures, $1.3 million in accounts receivables from affiliates and $1.9 million in prepaid acquisition expense and escrow deposits offset by $2.0 million in proceeds from sales of interests in real estate ventures.

Cash flows used in financing activities for the six months ended June 30, 2008 were $2.9 million. During the period, we redeemed common stock in the amount of $50,000.  We paid dividends of $2.6 million and paid cash of $221,000 to affiliates for offering costs.  During the six months ended June 30, 2007, cash flows provided by financing activities were $12.8 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $13.0 million.  We received $8.0 million in proceeds from our credit facility loan and repaid the $8.0 million in the same quarter.  We paid credit facility financing fees in the amount of $287,000.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for making investments, on our own or through joint ventures, in existing core multifamily properties, multifamily properties in various stages of development, mortgage, bridge or mezzanine loans and other investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments are expected to be met from the net proceeds of this offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  Assuming we commence our initial public offering and no shares are reallocated from our distribution reinvestment plan, or DRIP offering, to our primary offering and the maximum offering amount of $2,475,000,000 is raised, we expect to use approximately 91.6% of the gross proceeds raised in this offering (89.6% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) to make investments in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish.  We expect to use approximately 91.6% of the gross proceeds if no shares are reallocated from our distribution reinvestment plan to this offering and the maximum offering is raised (89.6% with respect to gross proceeds from our primary offering and 100.0% with respect to gross proceeds from our distribution reinvestment plan) to make investments in real estate, loans and other investments and to use approximately 2.1% of the gross proceeds for establishment of capital reserves and payment of acquisition fees and expenses related to the selection and acquisition of our investments, assuming no debt financing fee (2.1% with respect to gross proceeds from our primary offering and 2.3% with respect to gross proceeds from our distribution reinvestment plan).

Our advisor evaluates our potential investments and engages in negotiations with sellers and borrowers on our behalf.  After a contract for the purchase of an investment is executed, the investment will not be purchased until the substantial completion of due diligence.  During this period, we may decide to temporarily invest any unused proceeds from this offering in investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

The amount of distributions to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.  Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, we have and may continue to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow.  As of June 30, 2008, we made distributions in the amount of $3,125,000 to our stockholders since our inception. Any distributions made by us in the future may be in the form of a return of capital and/or from the taxable earnings of real estate operations.   Sources of distributable cash other than from operating cash flow may include offering proceeds, cash advanced to us by or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

We had the ability to borrow funds and use guarantees and letters of credit under a credit agreement with Behringer Harvard Operating Partnership I LP (the “Credit Facility”), and used borrowings under the Credit Facility to fund certain of our investments.  We pledged substantially all of the assets of Behringer Harvard Multifamily OP I and subsidiaries as collateral for the Credit Facility.  The Credit Facility provided us with an optional source of funds, guarantees, and letters of credit issued on our behalf. The Credit Facility had an aggregate commitment of $100 million, which could have been increased to a maximum of $400 million. Principal and interest could be prepaid without penalty and were due at the end of the one-year term, April 2, 2008. The term of the loan could have been extended until April 1, 2009 upon the agreements of both parties; this Credit Facility was terminated on December 20, 2007. The following table lists interest and fees under the Credit Facility:

•   Interest at rates between 7.5% and 13%, depending on our leverage-to-tangible assets ratio as of the prior calendar quarter end.

•   Commitment Fee of 0.25% on the Maximum Commitment Amount, paid at inception and upon each $100 million Credit Facility increase. Total commitment fees paid were $250,000.

•   Facility Fee of 0.1% for the average unused portion of the maximum commitment amount (including loans, commitment letters and guarantees); paid annually. Total facility fees paid were $68,000.

•   Letter of credit fees of 1.5% of aggregate face amount; paid quarterly in advance. We paid no letter of credit fees.

•   Guaranty fees of 1.5% of the total indebtedness guaranteed; paid quarterly in advance. We paid no guaranty fees.

During 2007, we used borrowings of approximately $1.6 million under the Credit Facility to fund our senior mezzanine loan and our junior mezzanine loan for the Lovers Lane Townhomes investment and have fully repaid all outstanding principal and interest as of June 30, 2007.  As of June 30, 2008, we have investments in a joint venture (senior mezzanine loan) and a direct investment (junior mezzanine loan) with an approximate total carrying value of $2.7 million for the Lovers Lane Townhomes investment.

During 2007, we used borrowings of approximately $1 million under the Credit Facility to fund our equity and mezzanine loan for The Eclipse investments and have fully repaid all outstanding principal and interest as of June 30, 2007.  As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $7.1 million for The Eclipse investments.

During 2007, we used borrowings of approximately $8 million under the Credit Facility to fund our mezzanine loan for the Fairfield at Baileys Crossing investment and have fully repaid all outstanding principal and interest as of December 31, 2007.  As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $12.5 million for Fairfield at Baileys Crossing investment.

During 2007, we used borrowings of approximately $3 million under the Credit Facility to fund our mezzanine loan for the Alexan St. Rose investment and have fully repaid all outstanding principal and interest as of December 31, 2007.  As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $2.9 million for the Alexan St. Rose investment.

During 2007, we used borrowings of approximately $4 million under the Credit Facility to pay a portion of our 80% equity ownership in The Reserve at Johns Creek Walk investment and fully repaid all outstanding principal and interest as of December 31, 2007.  As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $5.3 million for The Reserve at Johns Creek Walk investment.

Our joint venture with PGGM for The Reserve at Johns Creek Walk has a wholly owned subsidiary.  This subsidiary owns the 80% equity ownership in The Reserve at Johns Creek Walk property and also borrowed approximately $23 million under a loan agreement with Bear Sterns Commercial Mortgage, Inc. to finance the total purchase price (“The Reserve at Johns Creek Walk Senior Loan”).  The interest rate under The Reserve at Johns Creek Walk Senior Loan is a fixed annual rate of 6.461%. The Reserve at Johns Creek Walk Senior Loan is non-recourse and requires that the property be held by a special purpose entity; only permits interest payments during its 5.5 year term; does not permit prepayment of principal prior to the earlier to occur of (i) two (2) years from securitization of the entire loan, or (ii) the fourth (4th) anniversary of the first monthly payment date made under the loan; requires certain operating reserves for maintenance, taxes, insurance, and operations. For the six months ended June 30, 2008, this property paid interest of $751,000, and the outstanding principal balance owed by the property was approximately $23 million. As of June 30, 2008, the occupancy rate at The Reserve at Johns Creek Walk was 90%.

During 2007, we used borrowings of approximately $6.7 million under the Credit Facility to fund our equity investment and mezzanine loan for the Tower 55 Hundred investments, and have fully repaid all outstanding principal and interest under the Tower 55 Hundred investments as of December 31, 2007.  As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $13.6 million for the Tower 55 Hundred investments.

During 2007, we used borrowings of approximately $6 million under the Credit Facility to fund our equity investment and mezzanine loan for the Satori investments, and have fully repaid all outstanding principal and interest as of December 31, 2007. As of June 30, 2008, we have an investment in a joint venture with an approximate total carrying value of $13 million for the Satori investments.

During the year ended December 31, 2007 total amounts borrowed and repaid under the Credit Facility, for use in the above investments, were approximately $36 million; all amounts have been repaid, including interest and other fees of approximately $925,000.  We had no borrowings for the six months ended June 30, 2008 and 2007.

As of June 30, 2008 and December 31, 2007, we were in compliance with all material financial covenants and restrictions.

On December 28, 2007, we ceased offering shares of common stock under our private offering. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross private offering proceeds in the private offering.

We expect to meet our short-term liquidity requirements through the net cash raised from our prior private offering, this offering and cash flow from the operations of our current investments.  Currently, a portion of the distributions are paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds and cash advanced to us by our sponsor.  Operating cash flows are expected to increase as additional investments are added to the portfolio.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or  unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has occurred most visibly within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. However, for purposes of our long-term liquidity requirements, we expect that the net cash from this offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our monthly distribution.

Distributions

Distributions as of June 30, 2008 and December 31, 2007 were as follows:

	Distributions
2008	Declared	Paid

Second Quarter	$1,330,847	$1,330,802
First Quarter	1,301,225	1,279,428
	$2,632,072	$2,610,230

2007

Fourth Quarter	$730,682	$396,450
Third Quarter	196,590	118,764
Second Quarter	—	—
First Quarter	—	—
	$927,272	$515,214

The Daily Distribution was declared and paid in excess of FFO and we expect to continue to do so in the near-term.  Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by or reimbursements from our advisor and proceeds from loans including those secured by our and/or our Co-Investment Venture assets.

Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets).  However, ultimate FFO performance cannot be predicted given the uncertainty arising from numerous factors, including both the raising and placing of capital at favorable yields and the financial performance of our investments in the current real estate environment and the types and mix of investments in our and/or our Co-Investment Ventures’ portfolio, which include but are not limited to equity and mezzanine, mortgage and bridge loans investments in existing operating properties and properties in various stages of development, and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed FFO.

Off-Balance Sheet Arrangements

Until December 20, 2007, we had the ability to borrow funds and use guarantees and letters of credit under a credit agreement with Behringer Harvard Operating Partnership I LP (the “Credit Facility”).  We used borrowings under the Credit Facility to fund our investments but did not use any guarantees or letters of credit.  We pledged substantially all of the assets of Behringer Harvard Multifamily OP I and subsidiaries as collateral for the Credit Facility.  The Credit Facility provided us with an optional source of funds, guarantees, and letters of credit issued on our behalf. The Credit Facility had an aggregate commitment of $100 million, which could have been increased to a maximum of $400 million. Principal and interest could be prepaid without penalty and were due at the end of the one-year term, April 2, 2008. The term of the loan could have been extended until April 1, 2009 upon the agreements of both parties; this Credit Facility was terminated on December 20, 2007. The following table lists interest and fees under the Credit Facility:

•                  Interest at rates between 7.5% and 13%, depending on our leverage-to-tangible assets ratio as of the prior calendar quarter end.

•                  Commitment Fee of 0.25% on the Maximum Commitment Amount, paid at inception and upon each $100 million Credit Facility increase. Total commitment fees paid were $250,000.

•                  Facility Fee of 0.1% for the average unused portion of the maximum commitment amount (including loans, commitment letters and guarantees); paid annually. Total facility fees paid were $68,000.

•                  Letter of credit fees of 1.5% of aggregate face amount; paid quarterly in advance. We paid no letter of credit fees.

•                  Guaranty fees of 1.5% of the total indebtedness guaranteed; paid quarterly in advance. We paid no guaranty fees.

On May 7, 2007, affiliates of our advisor agreed to an investment arrangement (the “Master Co-Investment Arrangement”) with Stichting Pensioenfonds Zorg en Welijn, a Dutch foundation (“PGGM”).  PGGM is a Dutch pension fund serving 1.9 million families of healthcare and social workers, managing more than $95 billion in pension assets and investing in the Netherlands and abroad in equities, fixed-interest securities, real estate, private equity and commodities.

Under arrangements managed by Behringer Harvard Institutional GP LP, a Texas limited partnership, which is an affiliate of our advisor and is indirectly wholly owned by Behringer Harvard Holdings, we have entered into, and it is intended that we will continue to enter into, a series of co-investment agreements for the purposes of forming and operating entities that will be managed by us or a subsidiary of ours and will invest in to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization.  Behringer Harvard Master Partnership I LP, a Delaware limited partnership (the “Co-Investment Partner”), is our co-investment partner for these co-investment projects.  Our Co-Investment Partner is owned (i) 99% by PGGM, which serves as the limited partner of the Co-Investment Partner, and (ii) 1% by Behringer Harvard Institutional GP, which serves as the general partner of the Co-Investment Partner.  PGGM has committed to invest up to $200 million in co-investment ventures through the Co-Investment Partner, but may increase its commitment to $300 million at any time prior to November 9, 2011.  Behringer Harvard Institutional GP will provide the remaining 1% of capital for the Co-Investment Partner’s investments in co-investment ventures.  Generally, the Co-Investment Partner will own 45% of each co-investment venture, although the Co-Investment Partner may own less than 45% of a co-investment venture if such venture will own a co-investment project with expected development costs in excess of $75 million or if the parties so agree.  We have committed to invest up to $247 million in co-investment ventures approved by our board of directors and to own 55% of each these co-investment ventures.  In addition, we have agreed to increase this commitment to $370 million if PGGM were to increase its capital commitment to the Co-Investment Partner to $300 million.  As manager, we will have control over the affairs of the co-investment ventures, but the operation of co-investment ventures must generally be conducted in accordance with operating plans approved by the Co-Investment Partner.

Our joint venture with PGGM for The Reserve at Johns Creek Walk has a wholly-owned subsidiary.  This subsidiary owns the 80% equity ownership in The Reserve at Johns Creek Walk property and also borrowed approximately $23 million under a loan agreement with Bear Sterns Commercial Mortgage, Inc. to finance the total purchase price (“The Reserve at Johns Creek Walk Senior Loan”).  The interest rate under The Reserve at Johns Creek Walk Senior Loan is a fixed annual rate at 6.461%. The Reserve at Johns Creek Walk Senior Loan is non-recourse and requires that the property be held by a special purpose entity; only permits interest payments during its 5.5 year term; does not permit prepayment of principal prior to the earlier to occur of (i) two (2) years from securitization of the entire loan, or (ii) the fourth (4th) anniversary of the first monthly payment date made under the loan; requires certain operating reserves for maintenance, taxes, insurance, and operations. As of June 30, 2008, the outstanding principal balance owed by the joint venture under The Reserve at Johns Creek Walk Senior Loan was approximately $23 million.

The investments in real estate and loans owned by us and our Co-Investment Ventures were entered into with unaffiliated developers who own interests in the underlying real estate and development projects.  These unaffiliated parties and their affiliates have provided us with collateral interests in the properties, development projects, improvements, project owning entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These entities have also obtained additional necessary financing that is senior in priority to our investments, by providing a collateral interest in the property and improvements senior in priority to ours; using the credit of the unaffiliated developer and certain of its affiliates; and by the issuance of performance and financial guarantees from the unaffiliated developer and certain of its affiliates.  We have no contractual obligation on these senior level financings obtained by the unaffiliated developer, which includes land loans, construction loans, and ground leases.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies to provide them with a total equity and/or mezzanine loan amount on a particular project (our “Project Commitments”).  We fund an initial amount under our Project Commitments at contract inception and make additional payments as construction progresses, typically spanning one to three years.

As of June 30, 2008, the Co-Investment Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $158.2 million and the Ventures have funded approximately $134.6 million.  The Co-Investment Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining $23.6 million equity investment and/or mortgage loan commitments.  The Ventures have also issued contingent sell options to the Project Entities.  In addition, as of June 30, 2008, we hold The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have funded approximately $1,000, the total commitment value was reduced in April 2008.

The remaining commitments on the real estate investment development by the Co-Investment Ventures will be funded as actual construction progresses.  Estimated future payments are as follows, as of June 30, 2008:

	The Co- Investment Ventures’ total unfunded commitments	The Co- Investment Ventures’ other contingent obligations under sell options	Our estimated portion of the Co-Investment Ventures’ unfunded commitments and contingent options	Our estimated unfunded commitment on our mortgage loan	Our estimated total

2008	$11,794,800	$—	$6,487,140	$1,091,466	$7,578,606
2009	11,794,800	11,800,000	12,977,140	1,091,466	14,068,606
2010	—	43,976,450	24,187,048	—	24,187,048
Total	$23,589,600	$55,776,450	$43,651,328	$2,182,932	$45,834,260

At December 31, 2007, the Co-Investment Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $126.5 million, and the Co-Investment Ventures have funded approximately $102.3 million. The Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining $24.2 million equity investment and/or mortgage loan commitments.  The Co-Investment Ventures have also issued contingent sell options to the Project Entities. In addition, as of December 31, 2007, we held The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $3.2 million and have funded approximately $1,000.

The remaining commitments on the real estate investment development by the Co-Investment Ventures will be funded as actual construction progresses. Estimated future payments are as follows, as of December 31, 2007:

	The Co- Investment Ventures’ total unfunded commitments	The Co- Investment Ventures’ other contingent obligations under sell options	Our estimated portion of the Co-Investment Ventures’ unfunded commitments and contingent options	Our estimated unfunded commitment on our mortgage loan	Our estimated total

2008	$24,229,508	$—	$13,326,229	$1,610,102	$14,936,331
2009	—	61,545,395	33,849,967	1,610,102	35,460,069
Total	$24,229,508	$61,545,395	$47,176,196	$3,220,204	$50,396,400

The Co-Investment Ventures’ other contingent obligations under sell options

The Co-Investment Venture, which has made a mezzanine loan to the Fairfield at Baileys Crossing Project Entity, has also issued a contingent sell option to an unaffiliated equity investor in the Project Entity.  This option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy.  If the sell option becomes exercisable, it will expire after three years. If exercised, the Venture will be required to purchase their interest after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise.  This investor’s equity balance was approximately $11.8 million at both June 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due.  Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Co-Investment Venture, which made a mezzanine loan to an affiliate of the Fairfield at Cameron House Project Entity, has also issued a contingent sell option to an unaffiliated equity investor in the Project Entity. This option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy.  If the sell option becomes exercisable, it will expire after three years.  If exercised, the Venture will be required to purchase their interest after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise.  This investor’s equity balance is approximately $10.3 million at June 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due.  Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Co-Investment Venture, which made a mezzanine loan to the Lovers Lane Townhomes Project Entity has issued a contingent sell option to the Project Entity. This option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy.  If this contingent sell option becomes exercisable, it will expire after 30 days.  If exercised, the Venture will be required to purchase The Lovers Lane Townhomes after it is free of all liens, claims, and encumbrances, for cash in an amount equal to the lower of (a) actual project costs plus interest charges, or (b) the maximum budgeted cost amount plus interest paid on the Lovers Mezzanine loans, plus $8,750 per apartment unit in the Lovers Lane Project, plus $1,161,000.  The estimated exercise price of approximately $33.7 million has been included in the above tables as the estimated amount due.  Option exercise is dependent upon construction and may become exercisable in 2009 or 2010. If the Venture were to purchase the property, we estimate the Venture’s total cash outlay will approximate $6.5 million after considering the application of estimated proceeds received from an expected senior property mortgage and any unpaid principal and interest on the Lovers Lane Townhome mezzanine loans issued by us and the Venture.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures’ portfolio, which include but are not limited to equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development, mezzanine, mortgage and bridge loans and the accounting treatment of the investments in accordance with our Accounting policies.  FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our calculations of FFO are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$834,710	$(279,217)	$1,531,780	$(288,508)

Real Estate Depreciation (1)	277,989	—	558,988	—

Funds from Operations (FFO)	$1,112,699	$(279,217)	$2,090,768	$(288,508)

GAAP weighted average shares	14,267,364	878,939	14,268,951	444,010

(1) This also included the depreciation and amortization expense of our Co-Investment Venture share which we account for under the equity method of accounting which is reflected in our equity in earnings of our joint venture investments.

Non-cash Items Included in Net Income (Loss)

Our Co-Investment Ventures recognize certain non-cash items as income or expense. Provided below is additional information related to those items that are included in our net income (loss) above, which may be helpful in assessing our operating results.

•                  Accrued interest income on loans with deferred interest payment terms was approximately $135,000 and $55,000 for the three months ended June 30, 2008 and 2007, respectively; $258,000 and $55,000 was recognized for the six months ended June 30, 2008 and 2007, respectively.

•                  Amortization of intangible lease assets was approximately $94,000 and $0 for the three months ended June 30, 2008 and 2007, respectively; $194,000 and $0 was recognized for the six months ended June 30, 2008 and 2007, respectively.

•                  Amortized loan fee income was approximately $61,000 and $1,000 for the three months ended June 30, 2008 and 2007, respectively; $112,000 and $1,000 was recognized for the six months ended June 30, 2008 and 2007, respectively.

•                  Amortization of deferred financing costs was approximately $11,000 and $0 for the three months ended June 30, 2008 and 2007, respectively; $21,000 and $0 was recognized for the six months ended June 30, 2008 and 2007, respectively.

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.  We are currently assessing the effect FSP SFAS 157-2 may have on our financial statement disclosure.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring considerations.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We are currently assessing the effect SFAS No. 160 may have on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.  We had no derivative instruments during the six-month period ended June 30, 2008 or the year ended December 31, 2007.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our fixed lease terms are less than 18 months and contain protection provisions applicable to reimbursement billings for utilities.

REIT Tax Election

We intend to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2007.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders.  REITs are subject to a number of other organizational and operational requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties.  Our interest rate risk management objectives are primarily to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we intend to borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Our joint venture with PGGM for The Reserve at Johns Creek Walk has a wholly-owned subsidiary.  This subsidiary owns the 80% equity ownership in The Reserve at Johns Creek Walk property and also borrowed approximately $23 million under a loan agreement with Bear Sterns Commercial Mortgage, Inc. to finance the total purchase price (“The Reserve at Johns Creek Walk Senior Loan”).  The interest rate under The Reserve at Johns Creek Walk Senior Loan is a fixed annual rate of 6.461%. The Reserve at Johns Creek Walk Senior Loan is non-recourse and requires that the property be held by a special purpose entity; only permits interest payments during its 5.5 year term; does not permit prepayment of principal prior to the earlier to occur of (i) two (2) years from securitization of the entire loan, or (ii) the fourth (4th) anniversary of the first monthly payment date made under the loan; requires certain operating reserves for maintenance, taxes, insurance, and operations. As of June 30, 2008, the outstanding principal balance owed by the joint venture under The Reserve at Johns Creek Walk Senior Loan was approximately $23 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Amendment No. 1 to Form 10, filed with the Securities and Exchange Commission on June 9, 2008.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, we did not sell any equity securities and we did not redeem any of our securities.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

Exhibit Number	Description

3.1	Form of Articles of Restatement (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 9, 2008)

3.2	Form of Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 9, 2008)

4.1

Statement regarding Restrictions on Transferability of Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 9, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 14, 2008	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer