Form 10-Q
period 2008-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2008-11-14
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 7, 2008, the Registrant had 14,351,839 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.              Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$30,290,271	$53,377,585
Investments in unconsolidated real estate joint ventures	81,626,105	60,068,633
Restricted cash	—	53,300
Receivables from affiliates	228,352	300,927
Mortgage note receivable	1,149	70,986
Escrow deposits	—	888,525
Other assets	401,529	681,917
Total assets	$112,547,406	$115,441,873

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$319,893	$1,130,992
Subscriptions for common stock	—	53,300
Dividends payable	433,856	412,058
Accrued offering costs	6,058,748	282,214
Accounts payable and accrued liabilities	84,179	143,812
Total liabilities	6,896,676	2,022,376

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 14,267,364 and 14,272,919 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,426	1,427
Additional paid-in capital	108,462,988	114,566,504
Cumulative distributions and net loss	(2,813,684)	(1,148,434)
Total stockholders’ equity	105,650,730	113,419,497
Total liabilities and stockholders’ equity	$112,547,406	$115,441,873

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental revenue	$—	$—	$—	$—

Expenses
Asset management fees	243,754	66,475	648,665	73,922
Property management fees	10,882	—	10,882	—
Organization expenses	9,458	2,014	9,458	49,709
Interest expense	—	354,426	—	525,785
General and administrative	425,964	176,257	967,285	344,539
Depreciation and amortization	8,367	—	38,338	—
Total expenses	698,425	599,172	1,674,628	993,955

Interest income	162,352	10,596	812,764	86,486
Equity in earnings of unconsolidated real estate joint venture investments	1,301,610	254,205	3,159,181	284,590
Net income (loss)	$765,537	$(334,371)	$2,297,317	$(622,879)

Weighted average number of common shares	14,267,364	2,152,919	14,268,418	1,019,906

Basic and diluted income (loss) per share	$0.05	$(0.16)	$0.16	$(0.61)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Cumulative	Total
	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	Capital	Net Income (Loss)	Equity

Balance at January 1, 2007	4,249	$—	$13,059	$(14,055)	$(996)

Net loss			—	(207,107)	(207,107)
Issuances of common stock under:
Sale of common stock, net	14,268,670	1,427	116,438,616	—	116,440,043
Incentive award plan	—	—	24,435	—	24,435
Offering costs	—	—	(1,909,606)	—	(1,909,606)
Distributions declared on common stock	—	—	—	(927,272)	(927,272)

Balance at December 31, 2007	14,272,919	1,427	114,566,504	(1,148,434)	113,419,497

Net income			—	2,297,317	2,297,317
Issuances of common stock under:
Incentive award plan	—	—	18,327	—	18,327
Shares returned	(5,555)	(1)	(50,000)	—	(50,001)
Offering costs	—	—	(6,071,843)	—	(6,071,843)
Distributions declared on common stock	—	—	—	(3,962,567)	(3,962,567)

Balance at September 30, 2008	14,267,364	$1,426	$108,462,988	$(2,813,684)	$105,650,730

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income (loss)	$2,297,317	$(622,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	—	156,658
Depreciation and amortization	38,338	—
Stock-based compensation	18,326	18,326
Equity in earnings of unconsolidated real estate joint venture investments	(3,159,181)	(284,590)
Distributions received from unconsolidated real estate joint ventures	3,159,181	—
Changes in operating assets and liabilities:
Accrued interest on mortgage note receivable	(76)	(41,641)
Accounts receivable	28,320	—
Other assets	(319,804)	(94,188)
Credit Facility – Interest payable	—	337,527
Payables to affiliates	61,117	152,449
Accounts payable and other liabilities	(81,707)	71,203
Cash provided by (used in) operating activities	2,041,831	(307,135)

Cash flows from investing activities
Investments in unconsolidated real estate joint ventures	(21,955,674)	(24,431,629)
Issuances of mortgage notes receivable	—	(2,995,719)
Advances to unconsolidated real estate joint venture	—	(754,991)
Repayments of advances to unconsolidated real estate joint ventures	39,970	599,199
Prepaid acquisition costs	—	(694,431)
Proceeds from sales of interests in real estate ventures	—	1,968,150
Distributions received from unconsolidated real estate joint ventures	1,022,076	—
Escrow deposits	—	(1,237,500)
Cash used in investing activities	(20,893,628)	(27,546,921)

Cash flows from financing activities
Shares Returned	(50,001)	—
Proceeds from sales of common stock	—	28,108,008
Offering costs	(17,803)	(2,511,567)
Change in subscriptions for common stock	(53,300)	800,000
Change in subscription cash received	53,300	(800,000)
Dividends paid	(3,940,769)	(118,762)
Credit Facility:
Proceeds	—	23,000,000
Repayments	—	(14,000,000)
Financing fees	—	(317,577)
Change in payables to affiliates	(226,944)	—
Cash provided by (used in) financing activities	(4,235,517)	34,160,102

Net change in cash and cash equivalents	(23,087,314)	6,306,046
Cash and cash equivalents at beginning of period	53,377,585	20,004
Cash and cash equivalents at end of period	$30,290,271	$6,326,050

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.     Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We invest in and operate multifamily communities. These operating and development properties are expected to include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and also to include student housing and age-restricted properties, typically requiring residents to be age 55 or older. Targeted communities include existing “core” properties that are already well positioned and producing rental income, as well as more opportunistic properties in various stages of development, redevelopment or in need of repositioning.  Further, we may invest in commercial real estate, real estate related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.

Substantially all our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly-owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by BHMF Business Trust, a Maryland business trust.

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

Offerings of our Common Stock

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

On September 2, 2008, we commenced a public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Initial Public Offering also covers the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.

We intend to use the proceeds from our offerings of our common stock, after deducting offering expenses, primarily to make investments in apartment communities, with a particular focus on using multiple strategies to acquire high quality apartment communities that will produce rental income. We will acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation.

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

2.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Amendment No. 1 to Form 10 filed pursuant to Section 12(g) of the Security and Exchange Act of 1934, as amended for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on June 9, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2008 and consolidated statements of operations and cash flows for the periods ended September 30, 2008 and 2007 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007. Such adjustments are of a normal recurring nature.

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

Real Estate and Other Related Intangibles

If, in the future, we acquire real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

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

Impairment of Long Lived Assets and Mortgage Notes Receivable

Upon the acquisition of any wholly-owned properties, we will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

We assess impairment at the individual project basis. In evaluating our investments in real estate ventures and mortgage notes for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the book value of the mortgage note which could be material to our financial statements.

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

No impairment charges have been recorded as of September 30, 2008 and December 31, 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value due to their short-term maturities.

Restricted Cash

Restricted cash included subscription proceeds from our private offering that were held in a separate account until the subscribing investors were admitted as stockholders.  During our private offering, we admitted new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock were issued, and we received the subscription proceeds which may have been utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, and operating expenses.

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

Escrow Deposits

We have refundable amounts deposited in escrow for contracts to potentially acquire interests in properties and entities that own real estate and development projects.  As of December 31, 2007, we had $888,000 in escrow deposits related to the Russell Road development in Nevada.  As of September 30, 2008, we had no escrow deposits.

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

Organization and Offering Costs

Behringer Harvard Multifamily Advisors I or its affiliates are obligated to pay all of our Public Offering and Private Offering organization and offering costs.  Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  On November 22, 2006, we entered into an agreement with Behringer Harvard Multifamily Advisors I, where Behringer Harvard Multifamily Advisors I or its affiliates will earn fees and compensation in connection with their obligation to pay all of our organization and offering costs, and in connection with the acquisition, management, and sale of our assets (the “Advisory Management Agreement”).  In connection with the effectiveness of our Initial Public Offering on September 2, 2008, the fees and compensation under the Advisory Management Agreement were amended.

Initial Public Offering

Under the amended Advisory Management Agreement, we will reimburse Behringer Harvard Multifamily Advisors I for all Initial Public Offering organization and offering costs incurred by them in an amount not to exceed 1.5% of our gross Public Offering, (the O&O Reimbursement”).  Total Public Offering organization and offering costs incurred by Behringer Harvard Multifamily Advisors I are approximately $6.1 million and $0.5 million as of September 30, 2008 and December 31, 2007, respectively.  At the end of each reporting period, we estimate the total gross Initial Public Offering proceeds expected to be received over the entire offering period and recognize the amount of estimated total O&O Reimbursement as determined under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”.  We have recognized the O&O Reimbursement at the lower amount of (a) 1.5% of the estimated total gross Public Offering proceeds expected to be received over the entire offering period, or (b) the actual Public Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates.  The O&O Reimbursement obligation is recorded as an offset to additional paid-in capital in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.  Total unpaid O&O Reimbursement recorded as a liability and as an offset to additional paid-in capital was approximately $6.1 million as of September 30, 2008.  As of December 31, 2007 we had no obligation for such costs and none was recognized.  We expect to use only proceeds from our Public Offering to pay our O&O Reimbursement obligation and as a result we have been paid no amounts as of September 30, 2008.

Private Offering

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of our Private Offering organization and offering costs.  Our only obligation for those costs was to pay a fee to Behringer Harvard Multifamily Advisors I under our Advisor Management Agreement.  We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the “O&O Fee”), regardless of whether the actual amount of Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates was higher or lower than the O&O Fee. Total Private Offering organization and offering costs incurred by Behringer Harvard Multifamily Advisors I were approximately $3.5 million and $3.0 million as of September 30, 2008 and December 31, 2007, respectively. We had no obligation for Private Offering costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. At the end of each reporting period, we recorded the pro-rated share of offering costs embedded in the O&O Fee as an offset to additional paid-in capital in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.  Total unpaid O&O Fees recognized as a liability and as an offset to additional paid-in capital were approximately $50,000 as of December 31, 2007; no amounts remained unpaid as of September 30, 2008. Total O&O Fees paid and recognized as an offset to additional paid-in capital were approximately $1.9 million as of September 30, 2008 and December 31, 2007, respectively.

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of our Private Offering organizational expenses. Our only obligation for these costs was to pay the O&O Fee as discussed above; we have no other obligations for these costs. Our organization costs are recorded as an expense in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities and we recorded the pro-rated share of organization expenses embedded in the O&O Fee as an expense. We had no obligation for organization costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee, which are approximately $9,500.

The Advisory Management Agreement was amended on September 2, 2008 and the O&O Reimbursement obligation now includes Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates in excess of total amounts due under the O&O Fee.  As a result, approximately $1.6 million of such costs are included in our estimated total O&O Reimbursement obligation as of September 30, 2008.  In addition, during September 2008 we recognized as an expense, organization costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee, which were approximately $9,500.

As of September 30, 2008 and December 31, 2007, the amount of our accrued obligation under the O&O Fee for the private offering costs and O&O Reimbursement for the public offering costs has been recognized in our consolidated statements in accordance with SFAS No. 5.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of September 30, 2008 and December 31, 2007. In addition, we recognized no current tax expense for the nine months ended September 30, 2008 and 2007 related to the Texas margin tax.

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

On November 14, 2006, we issued a total of 3,000 shares of restricted stock to our independent directors.  On November 28, 2007 we issued an additional total of 3,000 shares of restricted stock to our independent directors. These restricted share issuances each require a 12 month service and vesting period, have no exercise price, and each had an estimated fair value of approximately $24,000, for a total fair value of $48,000, using similar share prices at the time of $8.15 per share. The fair value of each issuance is being recognized as compensation expense on a straight-line basis over the required service period. For the nine months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of approximately $18,000, during both periods.

No other stock-based compensation has been issued.

Concentration of Credit Risk

At September 30, 2008 and December 31, 2007 we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.

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

As of September 30, 2008 and December 31, 2007 we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permit all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us would be to expand our disclosures regarding derivative instruments.   We had no derivative instruments during the nine-month period ended September 30, 2008 or the year ended December 31, 2007.

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

During April 2007 we entered into commitments for and partially funded equity investments in unconsolidated real estate joint ventures and interest-bearing loans to real estate joint ventures with two separate commercial real estate developers, the Lovers Lane Townhomes and the Eclipse, in our real estate development business (the “Two Development Contracts”). These Two Development Contracts were held by two separate subsidiaries that we fully consolidated in our financial statements (the “Two Subsidiaries”).

Prior to June 1, 2007, our consolidated financial statements recognized 100% of these equity investments in real estate joint ventures as investments in unconsolidated real estate joint ventures, and, 100% of these interest-bearing real estate loans to real estate joint ventures as mortgage notes receivable, recognizing accrued interest income on a monthly basis.

During June 2007, Behringer Harvard Master Partnership I purchased for cash approximately 45% of the ownership interest in each of our two subsidiaries that held the Two Development Contracts. Subsequent to June 1, 2007, we no longer consolidate those two subsidiaries and prospectively recognize our remaining approximate 55% ownership interest under the equity method of accounting as investments in unconsolidated real estate joint ventures. We believe the carrying values of the joint ventures’ equity interests sold approximated fair value because of the short duration and lack of change in the entity’s underlying assets—the Two Development Contracts. We recorded Behringer Harvard Master Partnership I’s purchase as a reduction in the carrying value of our real estate investment balance; no gains or losses were incurred or recognized.

Until the maximum funding commitment from the PGGM joint venture of $200 million has been placed, we expect substantially all of our future real estate acquisitions and real estate under development activities will use a joint venture structure with the PGGM Joint Venture (the “Ventures”). The maximum funding commitment from the PGGM Joint Venture may be increased to $300 million.

We may choose other combinations of financing any of our business transactions, including but not limited to using cash, debt, and securing additional joint venture partners for current and/or future real estate projects that may or may not have a similar structure.

We have determined that our Ventures are not variable interest entities under FIN 46R, and thus have evaluated them for consolidation under SOP 78-9 and EITF 04-5. Each Venture has two partners, and each Venture partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each Venture’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital. As a result of these equal substantive participating rights, no single party controls each Venture; accordingly, we account for each Venture using the equity method of accounting.

Mortgage notes receivable

As discussed above, one of the two Subsidiaries held an interest-bearing mortgage loan (the “Senior Mezzanine Loan”). Prior to the transaction with the PGGM joint venture, we fully consolidated this subsidiary into our consolidated financial statements and recorded its earnings as interest income. As a result of the PGGM joint venture purchasing an equity ownership in the subsidiary which held the Senior Mezzanine Loan, we deconsolidated that subsidiary as of June 1, 2007 and began accounting for our investment as an equity investment in unconsolidated real estate joint ventures under the equity method of accounting. As of December 31, 2007, the mortgage note receivable was approximately $70,000.  For the 2008 consolidated financial statement presentation, this balance has been reclassified from mortgage note receivable to investments in unconsolidated real estate joint ventures.

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

Our interests in the Ventures are recorded as investments in unconsolidated real estate joint ventures and use the equity method of accounting.  The following presents the Ventures’ combined balance sheet data:

	September 30,	December 31,
Balance sheet data:	2008	2007

Cash and restricted cash	$1,915,061	$1,796,624
Accounts receivable	18,814	385,004
Accrued interest receivable	2,111,772	686,807
Mortgage notes receivable	104,374,638	76,378,734
Investments in unconsolidated real estate joint ventures	25,133,653	14,981,406
Deferred financing costs and other assets, net	504,775	472,415
Land and buildings, net	31,374,349	32,813,280
Total assets	$165,433,062	$127,514,270

Accrued liabilities	$485,569	$312,881
Mortgage note payable	23,000,000	23,000,000
Other liabilities	102,568	103,511
Minority shareholder interest	1,839,519	2,085,194
Members’ equity:
Behringer Harvard Multifamily REIT I, Inc.	77,645,728	57,005,889
Behringer Harvard Master Partnership I	62,359,678	45,006,795
Total liabilities and members’ equity	$165,433,062	$127,514,270

The Reserve at Johns Creek Walk is an operating apartment community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”). The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the Venture or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s agreement’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  Management believes no events of default have occurred. One of our Ventures owns an 80 percent equity interest in The Reserve at Johns Creek Walk Property Entity, with an unaffiliated entity owning the remaining 20 percent.  As a result of the Venture consolidating The Reserve at Johns Creek Walk Property Entity, the Bank Loan and the unaffiliated entity’s 20 percent equity interest are presented in the Ventures’ combined balance sheet data above as mortgage note payable and minority shareholder interest, respectively.  The operating results of The Reserve at Johns Creek Walk Property Entity are included below in the Ventures’ combined income statement data.

The following presents the Ventures’ combined income statement data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rent	$765,423	$442,517	$2,239,432	$442,517
Interest	2,735,132	694,811	7,225,870	721,264
	3,500,555	1,137,328	9,465,302	1,163,781

Operating costs and expenses:
General and operating	229,217	225,302	884,480	225,988
Real estate taxes	100,000	42,044	300,000	42,044
Interest expense	379,763	243,544	1,131,034	243,543
Depreciation and amortization	448,340	163,625	1,481,552	163,625
	1,157,320	674,515	3,797,065	675,200

Minority shareholder interest	(71,425)	(32,870)	(245,674)	(32,870)
Net income	$2,414,660	$495,683	$5,913,910	$521,451

Included in our equity in earnings of unconsolidated real estate joint venture investments for the three months ended September 30, 2008 and 2007 is our share of the above Ventures’ net income in the amount of $1,301,610 and $254,205, respectively. Included in our equity in earnings of unconsolidated real estate joint venture investments for the nine months ended September 30, 2008 and 2007 is our share of the above Ventures’ net income in the amount of $3,159,181 and $284,590, respectively.

Net operating losses attributable to the minority shareholders’ interest in The Reserve at Johns Creek Walk Property Entity for the three months ended September 30, 2008 and 2007 was $71,425 and $32,870, respectively.  Net operating losses attributable to the minority shareholders’ interest in The Reserve at Johns Creek Walk Property Entity for the nine months ended September 30, 2008 and 2007 was $245,674 and $32,870, respectively.

The following presents the reconciliation between our members’ equity interest in the Ventures and our total investments in unconsolidated real estate joint ventures:

	September 30,	December 31,
	2008	2007
Balance of our Member’s equity in the Ventures	$77,645,728	$57,005,889
Our capitalized costs, net of amortization	4,083,086	3,062,744
Other	(102,709)	—
Investments in unconsolidated real estate joint ventures	$81,626,105	$60,068,633

The Ventures’ Loans to and Equity investments in Project Entities

Included in the Ventures financial statements are loans to and equity investments in the Project Entities and one operating property. Below are the Ventures’ uncollected loan principal balance and equity investments in the Project Entities, exclusive of loan commitment fees received, and the Ventures’ equity investment in an operating property, as of September 30, 2008 and December 31, 2007:

Name of development and related investments	Location	September 30, 2008	December 31, 2007

Lovers Lane Townhomes	Dallas, TX
Interest-bearing Senior Mezzanine Loan; 10% annual interest; principal and interest due April 2012		$5,514,012	$2,994,719

The Eclipse	Houston, TX
Interest-bearing loan; 9.5% annual interest; principal due April 2012		8,147,435	3,486,564

Alexan St. Rose	Henderson, NV
Interest-bearing loan; 10% annual interest; principal due December 2012		4,691,255	4,691,255

Fairfield at Bailey’s Crossing	Fairfax County, VA
Interest-bearing loan; 9.5% annual interest; principal due July 2012		22,138,172	22,138,172

Tower 55 Hundred	Arlington County, VA
Interest-bearing loan; 9.5% annual interest; principal due October 2012		19,954,854	19,954,854

Fairfield at Cameron House	Silver Spring, MD
Interest-bearing loan; 9.5% annual interest; principal due December 2012		19,337,568	12,416,760

Satori	Broward County, FL
Interest-bearing loan; 10% annual interest; principal due October 2012		14,775,000	12,432,034

Alexan Prospect	Denver, CO
Interest-bearing loan; 10% annual interest; principal due April 2013		6,252,061	—

Alexan Russell Lofts	Clark County, NV
Interest-bearing loan; 10% annual interest; principal due June 2013		5,811,767	—

The Ventures’ total loans to unconsolidated real estate joint ventures		106,622,124	78,114,358

Name of development and related investments	Location	September 30, 2008	December 31, 2007

The Eclipse	Houston, TX
Limited partnership interest of 49.6%		4,023,717	4,023,717

Tower 55 Hundred	Arlington County, VA
Limited partnership interest of 50%		3,552,938	3,552,938

Satori	Broward County, FL
Limited partnership interest of 50%		7,350,000	7,350,000

Alexan Prospect	Denver, CO
Limited partnership interest of 50%		7,301,115	—

Alexan Russell Lofts	Clark County, NV
Limited partnership interest of 50%		2,905,883	—

The Ventures’ total equity investments in unconsolidated real estate joint ventures		25,133,653	14,926,655

The Reserve at Johns Creek Walk	Fulton County, GA
Equity interest of 80% in an operating property		9,196,417	9,196,417

The Ventures’ total loans and equity investments		$140,952,194	$102,237,430

Our involvement with each of the Project Entities began at the time we committed to making our investments, and our maximum potential loss exposure is limited to the funded portion of our commitments. The Project Entities also owe amounts under other mortgage loans, bank loans, and other liabilities balances—these are obligations of the Project Entities. Neither we nor the Ventures have a primary or secondary obligation on those obligations of the Project Entities. The following table includes estimated information about the nature and size of the activities of the Project Entities:

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
Undeveloped land expected to be a 3 story apartment structure with approximately 168 units

Disclosure of summarized financial information of the Project Entities

Certain Ventures have an equity investment in Project Entities.  The Project Entities own development projects and typically have no operational income or loss. The following presents the unaudited summarized financial information of those Project Entities:

	September 30, 2008	December 31, 2007
Cash	$356,577	$537,526
Prepaid taxes and other assets	249,371	8,864
Land and construction in progress	179,022,242	85,522,204
Accounts payable and other	5,427,009	5,923,569
Mortgage loans and interest payable	138,729,120	62,308,162
Payable to affiliates	—	410,208

6.     Credit Facility with Behringer Harvard Operating Partnership I LP

On April 2, 2007, our operating partnership, Behringer Harvard Multifamily OP I, entered into a one-year credit facility with the operating partnership of Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP (the “Credit Facility”). The Credit Facility was terminated on December 20, 2007. During 2007 we paid cash for interest and other fees of approximately $925,000. As of September 30, 2008 and December 31, 2007, our investments in unconsolidated real estate joint ventures include approximately $283,000 of capitalized interest costs.

7.     Stockholders Equity

Capitalization

As of September 30, 2008 and December 31, 2007, we had 14,267,364 and 14,272,919 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings for cash of $200,001. As of December 31, 2006, we had 4,249 shares of our common stock outstanding, including 3,000 shares of restricted stock issued to our independent directors for no cash, and 1,249 shares owned by Behringer Harvard Holdings for cash of $10,004. As of September 30, 2008 and December 31, 2007, we had 1,000 shares of convertible stock and no shares of preferred stock issued and outstanding.

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

In September 2008, we repurchased the outstanding convertible stock described above from our advisor and issued convertible stock with new terms. The new terms will change how we calculate the conversion of our convertible stock if our advisory management agreement with Behringer Harvard Multifamily Advisors I expires without renewal or is terminated (other than because of a material breach by our advisor). Currently, the number of shares of common stock into which the convertible stock converts is calculated at the time the advisory management agreement terminates. If, at that time, our company value plus prior distributions are not sufficient to meet the above-described 7% return threshold, then the convertible stock would be of no value. Although the conversion ratio is set at the time the advisory management agreement terminates, the actual conversion will not occur until a Triggering Event occurs.  Management has reviewed the terms of the underlying shares and determined the fair value under GAAP approximated the nominal value paid for the shares.

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

Share Redemption Program

On September 2, 2008, our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the nine months ended September 30, 2008, we have redeemed no stockholders.

Distributions

We did not declare or pay any distributions prior to June 6, 2007.

Distributions as of September 30, 2008 and December 31, 2007 were as follows:

	Distributions
2008	Declared	Paid
Third Quarter	$1,330,495	$1,330,539
Second Quarter	1,330,847	1,330,802
First Quarter	1,301,225	1,279,428
	$3,962,567	$3,940,769

2007
Fourth Quarter	$730,682	$396,450
Third Quarter	196,590	118,764
Second Quarter	—	—
First Quarter	—	—
	$927,272	$515,214

8.    Commitments and Contingencies

At September 30, 2008, the Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $158.2 million and the Ventures have currently funded approximately $141.0 million. The Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $17.2 million.  The Ventures have also issued contingent sell options to three Project Entities. In addition, we hold The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1,000; the total commitment value was reduced in April 2008.

The remaining commitments of the Ventures will be funded as actual real estate project construction progresses. Estimated future payments are as follows, as of September 30, 2008:

	The Ventures’ total unfunded commitments	The Ventures’ other contingent obligations under sell options	Our estimated portion of the Ventures’ unfunded commitments and contingent options	Our unfunded commitment on our mortgage loan	Our estimated total
2008	$8,608,050	$—	$4,734,428	$1,091,466	$5,825,894
2009	8,608,050	11,800,000	11,224,428	1,091,466	12,315,894
2010	—	43,976,450	24,187,048	—	24,187,048

Total	$17,216,100	$55,776,450	$40,145,904	$2,182,932	$42,328,836

At December 31, 2007, the Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $126.5 million and the Ventures had funded approximately $102.3 million. The Ventures required additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitment of $24.2 million at December 31, 2007. The Ventures have also issued contingent sell options to three Project Entities. In addition, we held The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $3.2 million and had funded approximately $1,000.

The remaining commitments of the Ventures will be funded as actual real estate project construction progresses. Estimated future payments are as follows, as of December 31, 2007:

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

The Ventures’ other contingent obligations under sell options issued

The Venture which owns investments in the Fairfield at Baileys Crossing Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Venture will be required to purchase the interest of an unaffiliated equity investor in the Project Entity, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance was approximately $11.8 million at both September 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Venture which owns investments in the Fairfield at Cameron House Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Venture will be required to purchase the interest of an unaffiliated equity investor in the Project Entity, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance is approximately $10.3 million at both September 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Venture which owns investments in the Lovers Lane Townhomes Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If this sell option becomes exercisable, it will expire after 30 days. If exercised, the Venture will be required to purchase The Lovers Lane Townhomes, after it is free of all liens, claims, and encumbrances, for cash in an amount equal to the lower of (a) actual project costs plus interest charges, or (b) the maximum budgeted cost amount plus interest charges. The estimated exercise price of approximately $33.7 million has been included in the above tables as the estimated amount due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010. If the Venture were to purchase the property, we estimate the Venture’s total cash outlay will approximate $9.3 million after considering the application of estimated proceeds received from an expected senior property mortgage and any unpaid principal and interest on the Lovers Lane Townhome mezzanine loans issued by us and the Venture.

9.     Related Party Arrangements

We have no employees and are supported by related party arrangements.  Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), our dealer manager for the Initial Public Offering, receives a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross offering proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Initial Public Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. For the three months ended September 30, 2007, we sold 1.5 million shares and therefore Behringer Harvard Multifamily Advisors I earned commissions and dealer manager fees of $869,000 and $342,000, respectively. For the nine months ended September 30, 2007, we sold 3.2 million shares and therefore Behringer Harvard Multifamily Advisors I earned commissions and dealer manager fees of $1.7 million and $703,000, respectively. For the period from April 1, 2007 through December 31, 2007, Behringer Harvard Multifamily Advisors I earned commissions and dealer manager fees of $7.9 million and $3.2 million, respectively. We have sold no additional shares in 2008.

All organization and offering expenses (excluding selling commissions and the dealer manager fee) are incurred and paid by Behringer Harvard Multifamily Advisors I or its affiliates. As related to the Private Offering, we paid Behringer Harvard Multifamily Advisors I a fixed rate of 1.5% of gross offering proceeds, regardless of whether the actual amount of organization and offering expenses is greater or less than 1.5% of gross offering proceeds. We began receiving proceeds from our private offering in April 2007 and terminated the private offering on December 28, 2007. For the three and nine months ended September 30, 2007, Behringer Harvard Multifamily Advisors I earned $205,000 and $422,000, respectively, for organization and offering expenses. For the period from April 1, 2007 through December 31, 2007, Behringer Harvard Multifamily Advisors I earned organization and offering expenses of $1.9 million. We have sold no additional shares in 2008.  Under the terms of the amended Advisory Management Agreement, we will reimburse Behringer Harvard Multifamily Advisors I for all organization and offering costs they have incurred not to exceed 1.5% of our gross Public Offering proceeds, including costs from prior offerings in excess of the O&O Fee.  As of September 30, 2008, we estimated our obligation to reimburse offering expenses in an amount of approximately $6.1 million and recorded it as a reduction of additional paid-in capital.

Included in general and administrative expense for the three and nine months ended September 30, 2008, are $106,000 and $194,000, respectively, for accounting and legal personnel costs incurred on our behalf by our advisor under the Advisory Management Agreement. None were incurred for the three and nine months ended September 30, 2007. These obligations are typically settled in cash within ninety days.

Behringer Harvard Multifamily Advisors I or its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Harvard Multifamily Advisors I or its affiliates will also receive 2.5% of the funds advanced in respect of a loan or other investment. Behringer Harvard Multifamily Advisors I or its affiliates will be reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. We began acquiring real estate investments in April 2007. Under the amended Advisory Management Agreement dated September 2, 2008, this fee was reduced to 1.75%. For the three months ended September 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $84,000 and $799,000, respectively. For the nine months ended September 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $1.0 million and $1.1 million, respectively. For the year ended December 31, 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $2.6 million.

Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve.  Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  Our advisor will be responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor will also be responsible for paying all of the investment-related expenses that we or our advisor incurs that are due to third parties with respect to investments we do not make.

Behringer Harvard Multifamily Advisors I or its affiliates will receive debt financing fees of 1% of the amount available to us under debt financing originated or refinanced by or for us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We began acquiring real estate investments in April 2007. For the three and nine months ended September 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned debt financing fees of $0 and $0.2 million, respectively. For the year ended December 31, 2007, Behringer Harvard Multifamily Advisors I earned debt financing fees of $0.2 million from The Reserve at Johns Creek Walk property.

We pay Behringer Harvard Multifamily Securities, LLC (“BHM Management”) an affiliate of our advisor, fees for the management of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay BHM Management an oversight fee equal to 1% of gross revenues of the property managed. On September 2, 2008, we entered into an amended and restated property management agreement with BHM Management.  Under the terms of the amended and restated property management agreement, the oversight fee was reduced to 0.5%. In no event will we pay both a property management fee and an oversight fee to BHM Management with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the three and nine months ended September 30, 2008, BHM Management earned $11,000.  No fees were earned in 2007.

Behringer Harvard Multifamily Advisors I received a monthly asset management fee for each asset. This amount will be calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. We began acquiring real estate investments in April 2007. Under the amended Advisory Management Agreement, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the three months ended September 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned asset management fees of approximately $244,000 and $66,000, respectively. For the nine months ended September 30, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned asset management fees of approximately $649,000 and $74,000, respectively.

Behringer Harvard Multifamily Advisors I or its affiliates is paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale, because stockholders have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.

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

We will reimburse our advisor for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

The following amounts are included in receivables from and payables to affiliates:

	September 30, 2008	December 31, 2007

Advance to Ventures	$19,228	$226,443
Reimbursements of pursuit and other costs	209,124	74,484
Total Receivables from affiliates	$228,352	$300,927

Asset management fees	$110,202	$217,837
Acquisition and advisory fees	36,118	908,345
Property management fee	10,882	—
General and administrative	153,941	—
Due to Ventures	8,750	4,810
Total Payables to affiliates	$319,893	$1,130,992

Offering costs	$6,063,498	$50,238
Commissions and dealer manager fees	(4,750)	231,976
Total Accrued offering costs	$6,058,748	$282,214

Offering costs, commissions, and dealer manager fees of approximately $282,214 have been reclassified to accrued offering costs as of December 31, 2007.

10.  Supplemental disclosures of cash flow information

Supplemental cash flow information is summarized below:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$—	$31,603

Non-cash investing activities:
Escrow and prepaid acquisition costs	$1,528,953	$—
Receivable from affiliates	$17,784	$401,055
Accrued other assets	$8,049	$—
Conversion of mortgage note receivable into investments in unconsolidated real estate joint ventures	$—	$2,782,923

Non-cash financing activities:
Dividends payable	$433,856	$—
Accrued offering costs	$6,058,748	$—

11.  Subsequent Events

On November 13, 2008, the Board of Directors authorized the payment of cash dividends (each a “Daily Distribution”) to stockholders of record as of the close of business on each day of the period commencing January 1, 2009 and ending on February 28, 2009 (each a “Record Date”), with each Daily Distribution payable as of each Record Date to be $0.0017808 per share of common stock, which is the equivalent to an annual distribution rate of 6.5% on a share of common stock purchased for $10.00 per share.  We will pay the Daily Distribution for each day of the month on or before the sixteenth of March 2009.

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal and state income tax purposes. We make investments in and operate institutional quality real estate. In particular, we were organized to invest in and operate institutional quality apartment communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily real estate properties in April 2007. To date, all of our investments have been in institutional quality development and operating apartment communities located in metropolitan cities and suburban markets in the United States. We have since made investments in one operating property and nine properties that are currently under development or redevelopment. As of September 30, 2008, we have made investments in ten real estate joint ventures.  These joint ventures have made loans to and/or equity investments in nine development properties in Texas, Virginia, Florida, Colorado, Nevada, Maryland, and an equity investment in one operating property located in Georgia.

Our investment strategy is designed to provide our stockholders with a diversified portfolio and our management and board have extensive experience in investing in numerous types of real estate, loans and other investments. We intend to primarily invest in, acquire and operate apartment communities, with a particular focus on using multiple strategies to acquire investments in high quality apartment communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. We have not made any international investments. We will not make international investments until all of our non-independent directors and one of our independent directors have at least three years of relevant experience acquiring and managing such international investments.

We believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily properties; such conditions include an assessment of job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. Our multifamily asset acquisition strategy concentrates on multifamily properties located in the 50 largest metropolitan statistical areas (“MSAs”) across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top-50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity. Investments in multifamily properties have benefited from the changing demographic trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the housing market, low rates of inflation, and increased immigration. Changes in domestic financial markets (discussed below) can affect the stability and direction of these historical trends and can adversely affect our strategy. Based on projected economic and credit market conditions for the United States in 2008, as published by prominent real estate and economic advisory firms, we expect the national pace of real estate acquisitions to be slower in 2008 and 2009 than in recent years.

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

Property Portfolio

We commenced a private offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the private offering. As of September 30, 2008, we have used the proceeds from the private offering, as well as borrowings under our prior credit facility with Behringer Harvard Operating Partnership I LP, to acquire equity interests in ten joint ventures which we account for under the equity method of accounting. Each of the ten joint ventures own equity interests in and/or have made interest-bearing mezzanine loans to nine entities that own real estate properties currently under development and one has made an equity investment in an operating property. Under arrangements managed by Behringer Harvard Institutional GP LP, a Texas limited partnership, which is an affiliate of our advisor and is indirectly wholly owned by Behringer Harvard Holdings, we have entered into, and it is intended that we will continue to enter into, a series of co-investment agreements with Behringer Harvard Master Partnership I LP, a

Delaware limited partnership for the purposes of forming and operating entities (“Co-Investment Ventures”) that will own interests in subsidiaries that elect to qualify as real estate investment trusts and invest in to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization, other than residential properties for assisted living, student housing or senior housing.

In the ordinary course of our business, we and/or our Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”). We fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. Estimated remaining payments on our Project Commitments for 2008 are approximately $5.8 million and are expected to be funded from current cash balances. See “Item 3. Properties” for more discussion of our investments.

The following is a description and carrying value of our portfolio of investments, made through our Co-Investment Ventures as of September 30, 2008:

Project Name	Multifamily Project Type	Investment Type	Location	Date Investment Acquired	Our Carrying Amount (in thousands)
Lovers Lane Townhomes	Development	Mezzanine Loan	Dallas, Texas	Apr-07	$3,371

The Eclipse	Development	Equity and Mezzanine Loan	Houston, Texas	Apr-07	7,138

Fairfield at Baileys Crossing	Development	Mezzanine Loan	Fairfax County and Arlington County, Virginia	Jul-07	12,508

Alexan St. Rose	Development	Mezzanine Loan	Clark County, Nevada	Jul-07	2,952

Johns Creek Walk	Operating	Equity	Fulton County, Georgia	Aug-07	5,028

Satori	Development	Equity and Mezzanine Loan	Broward County, Florida	Oct-07	13,040

Tower 55 Hundred	Development	Equity and Mezzanine Loan	Arlington County, Virginia	Oct-07	13,660

Fairfield at Cameron House	Development	Mezzanine Loan	Silver Spring, Maryland	Dec-07	10,905

Alexan Prospect	Development	Equity and Mezzanine Loan	Denver, Colorado	Apr -08	8,011

Alexan Russell Lofts	Development	Equity and Mezzanine Loan	Clark County, Nevada	Jun-08	5,013
					$81,626

The following is additional information about the ten multifamily properties we have invested in through our Co-Investment Ventures as of September 30, 2008 and December 31, 2007:

	Number of Rental Units
Property Type	September 30, 2008	December 31, 2007

Stabilized operating properties:
Johns Creek, Georgia	210	210

Properties under development:
Dallas, Texas	149	149
Houston, Texas	330	330
Fairfax County, Virginia	414	414
Arlington County, Virginia	234	234
Henderson, Nevada	430	430
Ft. Lauderdale, Florida	279	279
Silver Spring, Maryland	325	325
Denver, Colorado	400	—
Clark County, Nevada	168	—
Total:	2,939	2,371

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

Investments in Real Estate Joint Ventures

Substantially all of our current investments have been made through a Co-Investment Venture managed by us or a subsidiary of ours. We  are the manager of the Co-Investment Venture’s affairs, but the operation of Co-Investment Ventures are conducted in accordance with operating plans prepared by us and approved by us and the Co-Investment Partner. In addition, without the consent of all members of the Co-Investment Venture, the manager may not approve or disapprove on behalf of the Co-Investment Venture certain major decisions affecting the Co-Investment Venture, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the Co-Investment Venture or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project) or (iii) incurring or materially modifying any indebtedness of the Co-Investment Venture or the subsidiary REIT. As of September 30, 2008, each Venture has two partners, and each Venture partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each Venture’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital.

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

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Initial valuations are subject to change until our information is finalized, which will be no later than twelve months from the acquisition date.

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

Results of Operations

As of September 30, 2008, we and/or our Co-Investment Ventures had acquired joint venture interests in nine properties under development and acquired one joint venture interest in an operating apartment community. As of September 30, 2007, we and/or our Co-Investment Ventures had acquired joint venture interests in four properties under development and one operating apartment community. We began acquiring interests in real estate in April 2007. Accordingly, our results of operations for each period presented reflect significant increases in all categories.

In connection with our investment in Co-Investment Ventures in June 2007, our Co-Investment Partner purchased 45% of the equity in two of our wholly-owned subsidiaries; one owning the Lovers Lane Townhomes Senior Mezzanine Loan commitment and the other owning The Eclipse commitments. We entered into these commitments in April 2007 and had partially funded them as of June 2007.

The three months ended September 30, 2008 as compared to the three months ended September 30, 2007

Asset Management Fees. Asset management fees for the three months ended September 30, 2008 and 2007 were approximately $244,000 and $66,000, respectively. The increase is due to acquiring joint venture interests in five properties subsequent to September 30, 2007.  We expect increases in these fees as a result of owning and acquiring additional joint venture interests and real estate.

Property Management Fees. Property management fees for the three months ended September 30, 2008 were approximately $11,000. There were no property management fees for the three months ended September 30, 2007. We expect increases in these fees as a result of owning and acquiring interests in operating properties.

Interest Expense. Interest expense for the three months ended September 30, 2008 and 2007 was approximately $0 and $354,000, respectively, and was comprised of interest costs due for borrowings under the credit facility with Behringer Harvard Operating Partnership I LP. We entered into this credit facility in April 2007 and borrowed a total of $15 million during the three months ending September 30, 2007. We repaid $6 million of these borrowings as of September 30, 2007. This credit facility was terminated on December 20, 2007; all amounts were paid in full. In the ordinary course of our business, we may enter into borrowing arrangements in the future, which will create additional expenses.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2008 and 2007 were approximately $426,000 and $176,000 respectively, and included corporate general and administrative expenses, as well as compensation of our board of directors, auditing and tax fees, and legal fees. We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Organization Expense. Organization expense for the three months ended September 30, 2008 and 2007 was approximately $9,500 and $2,000, respectively.  We had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor which covered organization and offering expenses incurred on our behalf. We have recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.  In connection with the September 2, 2008 amendment to our Advisory Management Agreement, we recorded the remaining unreimbursed organization costs. We do not expect any significant additional organization expenses in the future.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the three months ended September 30, 2008 was approximately $8,400 and included amortization of deferred costs related to joint venture investments. There was no depreciation and amortization expense for the three months ended September 30, 2007. We expect increases as a result of owning, and acquiring additional joint venture interests and real estate.

Interest Income. Interest income for the three months ended September 30, 2008 and 2007 was approximately $162,000 and $11,000, respectively, and primarily included interest earned on our funds on deposit with banks that resulted from the receipt of proceeds from our private offering which terminated on December 28, 2007. We expect increases in the future as we maintain our current bank deposits and from proceeds received from our public offering.

Equity in Earnings of Joint Venture Investments. Equity in earnings of joint venture investments for the three months ended September 30, 2008 and 2007 was approximately $1.3 million and $254,000, respectively, and included our share in earnings from our unconsolidated joint venture investments. These net earnings increased due to the acquisition of five joint venture investments subsequent to September 30, 2007. Equity in earnings generated from the joint venture investments were due primarily from interest and fees accrued on loans made to project development borrowers. Equity in earnings was reduced, in part, from a joint venture investment in an operating property that incurred a net loss after deducting depreciation and amortization. For our existing joint ventures, we expect this trend to continue for the duration of 2008 and expect net equity in earnings to decrease after 2008 due to the development properties transitioning into operating properties and due to potential restrictions on cash flows available for interest recognition on outstanding loans. Based on our current and potential future joint venture investments, we expect to have aggregate positive equity in earnings from joint venture investments that have issued loans to project developments borrowers. However, this positive equity in earnings may be partially offset or exceeded by losses from joint venture investments in operating properties after deducting depreciation and amortization.

The nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Asset Management Fees. Asset management fees for the nine months ended September 30, 2008 and 2007 were approximately $649,000 and $74,000, respectively. The increase is due to acquiring joint venture interests in five properties subsequent to September 30, 2007.  We expect increases in these fees as a result of owning and acquiring additional joint venture interests and real estate.

Property Management Fees. Property management fees for the nine months ended September 30, 2008 were approximately $11,000. There were no property management fees for the nine months ended September 30, 2007. We expect increases in these fees as a result of owning and acquiring interests in operating properties.

Interest Expense. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $0 and $526,000, respectively, and was comprised of interest costs due for borrowings under the credit facility with Behringer Harvard Operating Partnership I LP.  We entered into this credit facility in April 2007 and borrowed a total of $23 million during the nine months ending September 30, 2007.  We paid $14 million of the borrowings as of September 30, 2007. This credit facility was terminated on December 20, 2007; all amounts were paid in full. In the ordinary course of our business, we may enter into borrowing arrangements in the future, which will create additional expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 and 2007 were approximately $967,000 and $345,000, respectively, and included corporate general and administrative expenses, as well as compensation of our board of directors, auditing and tax fees, and legal fees.  We expect increases as a result of owning, and acquiring additional joint venture interests and real estate.

Organization Expense. Organization expense for the nine months ended September 30, 2008 and 2007 was approximately $9,500 and $50,000, respectively.  We had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor which covered organization and offering expenses incurred on our behalf. We have recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.  In connection with the September 2, 2008 amendment to our Advisory Management Agreement, we recorded the remaining unreimbursed organization costs. We do not expect any significant organization expenses in the future.

Depreciation and Amortization Expense.  Depreciation and amortization expenses for the nine months ended September 30, 2008 was approximately $38,000 and included amortization of deferred costs related to joint venture investments.  There was no depreciation and amortization expense for the nine months ended September 30, 2007.  We expect increases as a result of owning and acquiring additional joint venture interests and real estate.

Interest Income.  Interest income for the nine months ended September 30, 2008 and 2007 was approximately $813,000 and $87,000, respectively, and primarily included interest earned on our funds on deposit with banks that resulted from the receipt of proceeds from our private offering which terminated on December 28, 2007 as well as interest earned on the Lovers Lane Townhomes loans during the period they were accounted for as a loan.  We expect increases in the future as we maintain our current bank deposits and from proceeds received from our public offering.

Equity in Earnings of Joint Venture Investments.  Equity in earnings of joint venture investments for the nine months ended September 30, 2008 and 2007 was approximately $3.2 million and $285,000, respectively, and included our share in earnings from our unconsolidated joint venture investments.  These net earnings increased due to the acquisition of five joint venture investments subsequent to September 30, 2007.  Equity in earnings generated from the joint venture investments were due primarily from interest and fees accrued on loans made to project development borrowers.  Equity in earnings was reduced, in part, from a joint venture investment in an operating property that incurred a net loss after deducting depreciation and amortization.  For our existing joint ventures, we expect this trend to continue for the duration of 2008 and expect net equity in earnings to decrease after 2008 due to the development properties transitioning into operating properties and due to potential restrictions on cash flows available for interest recognition on outstanding loans.  Based on our current and potential future joint venture investments, we expect to have aggregate positive equity in earnings from joint venture investments that have issued loans to project developments borrowers.  However, this positive equity in earnings may be partially offset or exceeded by losses from joint venture investments in operating properties after deducting depreciation and amortization.

Cash Flow Analysis

The nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

As of September 30, 2008, we have acquired joint venture interests in nine properties under development and one joint venture interest in an operating apartment community. We began acquiring interests in real estate in April 2007.  As a result, our cash flows for the nine months ended September 30, 2008 reflect significant differences from the cash flows for the nine months ended September 30, 2007.  We began to receive proceeds from our private offering of our common stock in April 2007 which terminated on December 28, 2007.

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $2.0 million and included our net income of $2.3 million; depreciation and amortization of $38,000; equity in earnings of $3.2 million which is included in our net income offset by distributions from our unconsolidated real estate joint venture investments of $3.2 million, and other net changes used in working capital accounts of $294,000.  During the nine months ended September 30, 2007, cash flows used in operating activities were $307,000 and included our net loss of $623,000; amortization of $157,000; equity in earnings of $285,000 which is included in our net income; and other net changes in working capital of $444,000. Operating cash flows were significantly lower for the nine months ended September 30, 2007 due to having recent investments in only five projects and less corporate activity.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $20.9 million. During the period we invested $22.0 million to acquire interests in real estate ventures; cash distributions from our real estate ventures exceeded GAAP earnings, resulting in $1.0 million being accounted for as a return of investment; and we had short-term repayments of advances to joint ventures of $40,000. During the nine months ended September 30, 2007, cash flows used in investing activities were $27.5 million including $24.4 million in investments in real estate ventures, $3.0 million in issuances of mortgage notes receivable, $156,000 in net short-term advances to and from joint ventures, offset by $2.0 million in proceeds from sales of interests in joint ventures, and $1.9 million in prepaid acquisition expense and escrow deposits.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $4.2 million. During the period, we redeemed common stock in the amount of $50,000.  We paid dividends of $3.9 million and paid cash of $245,000 to affiliates for offering costs.  During the nine months ended September 30, 2007, cash flows provided by financing activities were $34.2 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $25.6 million.  We received $23.0 million in proceeds from our credit facility loan and repaid $14.0 million.  We paid credit facility financing fees in the amount of $318,000 and paid dividends of $119,000.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended September 30, 2008, TOE of approximately $1.9 million exceeded 2% of our AIA (which was approximately $1.4 million) by approximately $452,000.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our initial public offering of common stock from December 31, 2007 through September 2, 2008 and our rate of investments thereafter caused the expenses incurred as a result of being a public company and commencing an initial public offering for audit and legal services, director and officer liability insurance and fees for Board members in connection with service on the Board and its committees to be disproportionate to the Company’s AIA and NI.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for making investments, on our own or through joint ventures, in existing core multifamily properties, multifamily properties in various stages of development, mortgage, bridge or mezzanine loans and other investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments are expected to be met from the net proceeds of this offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  Assuming under our Initial Public Offering no shares are reallocated from our distribution reinvestment plan, or DRIP offering, to our Initial Primary Offering and the maximum offering amount of $2,475,000,000 is raised, we expect to use approximately 91.6% of the gross proceeds raised in this offering (89.6% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) to make investments in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish.  We expect to use approximately 91.6% of the gross proceeds if no shares are reallocated from our distribution reinvestment plan to this offering and the maximum offering is raised (89.6% with respect to gross proceeds from our primary offering and 100.0% with respect to gross proceeds from our distribution reinvestment plan) to make investments in real estate, loans and other investments and to use approximately 2.1% of the gross proceeds for establishment of capital reserves and payment of acquisition fees and expenses related to the selection and acquisition of our investments, assuming no debt financing fee (2.1% with respect to gross proceeds from our primary offering and 2.3% with respect to gross proceeds from our distribution reinvestment plan).

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

Distributions will be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with REIT requirements.  Until we generate sufficient cash flow from operations to fully fund the payment of distributions, we have and will continue to pay some or all of our distributions from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of our Initial Public Offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

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

•         Letter of credit fees of 1.5% of aggregate face amount; paid quarterly in advance. We paid no letter of credit fees.

•         Guaranty fees of 1.5% of the total indebtedness guaranteed; paid quarterly in advance. We paid no guaranty fees.

The following is a listing of historical borrowings made through the Credit Facility and the cash respective repayment:

Project Name	Total Borrowings	Date Paid in Full
Lovers Lane Townhomes	$1.6 million	June 2007
The Eclipse	1.0 million	June 2007
Fairfield at Baileys Crossing	8.0 million	October 2007
Alexan St. Rose	3.0 million	October 2007
Johns Creek Walk	4.0 million	November 2007
Satori	6.0 million	November 2007
Tower 55 Hundred	7.0 million	November 2007
Total	$30.6 million

During the year ended December 31, 2007 total amounts borrowed and repaid under the Credit Facility were approximately $36 million, which included (i) $30.6 million for the projects listed above, (ii) working capital of $4.5 million and (iii) interest and other fees of approximately $925,000.  All amounts have been repaid.  For the nine months ended September 30, 2008 and 2007, we had $0 and $9 million, respectively, in outstanding borrowings.

The Reserve at Johns Creek Walk is an operating apartment community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”). The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the Venture or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s agreement’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  No events of default have occurred. For the nine months ended September 30, 2008, this property paid interest of $1.1 million, and the outstanding principal balance owed by the property was approximately $23 million.  As of September 30, 2008, the occupancy rate at The Reserve at Johns Creek Walk was 96%.

As of September 30, 2008 and December 31, 2007, we were in compliance with all material financial covenants and restrictions.

On December 28, 2007, we ceased offering shares of common stock under our private offering. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross private offering proceeds in the private offering.

We expect to fund our short-term liquidity requirements by using the net proceeds realized from our offerings, short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Distributions

The distributions declared and paid during the nine months ending September 30, 2008 and 2007 exceeded FFO for the nine months ended September 30, 2008 and 2007 by approximately $868,000 and $736,000, respectively.  Accordingly, for the nine months ended September 30, 2008 and 2007, approximately 78% and 0% of the distributions were funded from FFO.  Cash amounts distributed to stockholders in excess of FFO were funded from the following sources: private offering proceeds and cash flow from our investments.

Distributions as of September 30, 2008 and December 31, 2007 were as follows:

	Distributions
2008	Declared	Paid

Third Quarter	$1,330,495	$1,330,539
Second Quarter	1,330,847	1,330,802
First Quarter	1,301,225	1,279,428
	$3,962,567	$3,940,769

2007

Fourth Quarter	$730,682	$396,450
Third Quarter	196,590	118,764
Second Quarter	—	—
First Quarter	—	—
	$927,272	$515,214

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from investments and operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See “Funds from Operations” on Page 48 for a reconciliation of FFO to our net income.

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

The Reserve at Johns Creek Walk is an operating apartment community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”). The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the Venture or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  No events of default have occurred. One of the Co-Investment Ventures owns an 80 percent equity interest in The Reserve at Johns Creek Walk Property Entity, with an unaffiliated entity owning the remaining 20 percent.

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

Contractual Obligations

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.

As of September 30, 2008, the Co-Investment Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $158.2 million and the Ventures have currently funded approximately $141.0 million.  The Co-Investment Ventures will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $17.2 million. The Co-Investment Ventures have also issued contingent sell options to three Project Entities.  In addition, we hold The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have funded approximately $1,000; the total commitment value was reduced in April 2008.

The remaining commitments of the Co-Investment Ventures will be funded as actual real estate project construction progresses.  Estimated future payments are as follows, as of September 30, 2008:

	The Co- Investment Ventures’ total unfunded commitments	The Co- Investment Ventures’ other contingent obligations under sell options	Our estimated portion of the Co-Investment Ventures’ unfunded commitments and contingent options	Our estimated unfunded commitment on our mortgage loan	Our estimated total

2008	$8,608,050	$—	$4,734,428	$1,091,466	$5,825,894
2009	8,608,050	11,800,000	11,224,428	1,091,466	12,315,894
2010	—	43,976,450	24,187,048	—	24,187,048
Total	$17,216,100	$55,776,450	$40,145,904	$2,182,932	$42,328,836

At December 31, 2007, the Co-Investment Ventures held contracts for equity investments and/or mortgage loans with a total commitment value of approximately $126.5 million and the Ventures had funded approximately $102.3 million. The Co-Investment Ventures required additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining $24.2 million at December 31, 2007. The Co-Investment Ventures have also issued contingent sell options to the Project Entities. In addition, we held The Lovers Lane Townhomes Junior Mezzanine Loan with a total commitment value of approximately $3.2 million and had currently funded approximately $1,000.

The remaining commitments on the real estate investment development by the Co-Investment Ventures will be funded as actual real estate construction progresses. Estimated future payments are as follows, as of December 31, 2007:

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

The Co-Investment Ventures’ other contingent obligations under sell options issued

The Co-Investment Venture which owns investments in the Fairfield at Baileys Crossing Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Co-Investment Venture will be required to purchase the interest of an unaffiliated equity investor in the Project Entity, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance was approximately $11.8 million at both September 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Co-Investment Venture which owns investments in the Fairfield at Cameron House Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If the sell option becomes exercisable, it will expire after three years. If exercised, the Co-Investment Venture will be required to purchase the interest of an unaffiliated equity investor in the Project Entity, after it is free of all liens, claims, and encumbrances, for cash at a price to be negotiated in the future using market values at the time of exercise. This investor’s equity balance is approximately $10.3 million at both September 30, 2008 and December 31, 2007, and has been included in the above tables as the estimated exercise price due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010.

The Co-Investment Venture which owns investments in the Lovers Lane Townhomes Project Entity has issued a contingent sell option to the Project Entity. This option is currently not exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. If this sell option becomes exercisable, it will expire after 30 days. If exercised, the Co-Investment Venture will be required to purchase The Lovers Lane Townhomes, after it is free of all liens, claims, and encumbrances, for cash in an amount equal to the lower of (a) actual project costs plus interest charges, or (b) the maximum budgeted cost amount plus interest charges. The estimated exercise price of approximately $33.7 million has been included in the above tables as the estimated amount due. Option exercise is dependent upon construction and may become exercisable in 2009 or 2010. If the Co-Investment Venture were to purchase the property, we estimate the Co-Investment Venture’s total cash outlay will approximate $9.3 million after considering the application of estimated proceeds received from an expected senior property mortgage and any unpaid principal and interest on the Lovers Lane Townhome mezzanine loans issued by us and the Co-Investment Venture.

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

Our calculations of FFO are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$765,537	$(334,371)	$2,297,317	$(622,879)

Real Estate Depreciation (1)	238,264	83,946	797,252	83,946

Funds from Operations (FFO)	$1,003,801	$(250,425)	$3,094,569	$(538,933)

GAAP weighted average shares	14,267,364	2,152,919	14,268,418	1,019,906

(1) One of our Co-Investment Ventures owns a majority equity interest in The Reserve at Johns Creek Walk and recognizes depreciation and amortization.  Our share of the Co-Investment Venture’s depreciation and amortization is included in our equity in earnings of unconsolidated real estate joint venture investments, as well as this number.

Non-cash Items Included in Net Income (Loss)

Our Co-Investment Ventures recognize certain non-cash items as income or expense. Provided below is additional information related to those items that are included in our net income (loss) above, which may be helpful in assessing our operating results.

•                  Accrued interest income on loans with deferred interest payment terms was approximately $157,000 and $99,000 for the three months ended September 30, 2008 and 2007, respectively; $412,000 and $154,000 was recognized for the nine months ended September 30, 2008 and 2007, respectively.

•                  Amortization of intangible lease assets was approximately $61,000 and $0 for the three months ended September 30, 2008 and 2007, respectively; $251,000 and $0 was recognized for the nine months ended September 30, 2008 and 2007, respectively.

•                  Amortized loan fee income was approximately $70,000 and $16,000 for the three months ended September 30, 2008 and 2007, respectively; $181,000 and $17,000 was recognized for the nine months ended September 30, 2008 and 2007, respectively.

•                  Amortization of deferred financing and other costs was approximately $18,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively; $66,000 and $4,000 was recognized for the nine months ended September 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.  We had no derivative instruments during the nine-month period ended September 30, 2008 or the year ended December 31, 2007.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our fixed lease terms is less than 18 months and contains protection provisions applicable to reimbursement billings for utilities.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

The Reserve at Johns Creek Walk is an operating apartment community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”). The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the Co-Investment Venture or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  No events of default have occurred. One of our Co-Investment Ventures owns an 80 percent equity interest in The Reserve at Johns Creek Walk Property Entity, with an unaffiliated entity owning the remaining 20 percent.

                We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

 The following risk factors update the risk factors contained in the “Risk Factors — Risks Related to Our Business in General” section set forth in our Amendment No. 1 to Form 10, filed with the Securities and Exchange Commission on June 9, 2008.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank.  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Our reliance on common developers/guarantors related to multiple development projects in which we may invest may materially adversely affect our operations should a developer/guarantor become unable to meet its obligations to us.  As of September 30, 2008, our interests in three loans on three separate development projects with a common developer/guarantor totaled 29% of our total assets.

We have made and may continue to make investments in multifamily development projects with common developers/guarantors, which increases our risks should a developer/guarantor become unable to meet its obligations to us.  As of the date of this prospectus, three of our mezzanine loan investments on multifamily development projects contained provisions that provide a limited safeguard against the risk of bankruptcy of the project owner and the failure to complete the development project.  Under the terms of these three projects, a common developer, Fairfield Residential, LLC is obligated to complete the projects should the project owners fail to do so, is liable for construction cost overruns in excess of the construction budgets and has agreed to repay the loans should the project owners become the subject of a bankruptcy proceeding to which our joint venture did not consent.  Our portion of the investments in these three loans collectively was $29,980,382 (26% of our total assets) and $32,753,206 (29% of our total assets) as of December 31, 2007 and September 30, 2008, respectively.  Should Fairfield Residential become unable to meet its obligations to us, our operations may be adversely effected, which could materially reduce the level of distributions to our stockholders.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, we did not sell any equity securities and we did not redeem any of our securities.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to Form 8-K filed on September 8, 2008)
3.2*	Third Amended and Restated Bylaws
4.1

Statement regarding Restrictions on Transferability of Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 9, 2008)

4.2	Share Redemption Program (incorporated by reference from the description under “Description of Shares—Share Redemption Program” in the 424(b)(3) prospectus filed on September 9, 2008)
4.3	Form of Subscription Agreement (incorporated by reference to Exhibit B to the 424(b)(3) prospectus filed on September 9, 2008)
4.4	Distribution Reinvestment Plan (incorporated by reference to Exhibit C to the 424(b)(3) prospectus filed on September 9, 2008)
4.5	Automatic Purchase Plan (incorporated by reference to Exhibit D to the 4242(b)(3) prospectus filed on September 9, 2008)
10.1*	Amended and Restated Advisory Management Agreement
10.2*	Amended and Restated Property Management Agreement
10.4*	Service Mark Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 14, 2008	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer