Form 10-K
period 2008-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2009-03-31
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-53195

Behringer Harvard Multifamily REIT I, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-5383745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 655-3600

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

While there is no established market for the registrant’s common stock, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $127.3 million, assuming a market value of $10.00 per share.

As of March 13, 2009, the Registrant had approximately 19.0 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed no later than April 20, 2009, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

FORM 10-K

Year Ended December 31, 2008

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements, include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

1.             Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2008 we believe we are in compliance with all applicable REIT requirements.

We invest in and operate multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older, as well as more opportunistic properties in various phases of development, redevelopment or repositioning.  We intend to make investments directly in wholly owned investments and indirectly through co-investment arrangements with other participants (“Co-Investment Ventures”).  Further, we may invest in commercial real estate, options to acquire real estate, real estate-related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.  We completed our first investment in April 2007 and, as of December 31, 2008, we have made investments in ten multifamily communities, nine in various stages of development and one operating property.

We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly-owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by BHMF Business Trust, a Maryland business trust.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Offerings of our Common Stock

We are authorized to issue 875,000,000 shares of common stock, 1,000 shares of convertible stock and 124,999,000 shares of preferred stock. All shares of common stock have a par value of $.0001 per share. On August 4, 2006 (date of inception), we sold 1,249 shares of our common stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) for cash of $10,004. On November 28, 2007, we sold an additional 23,720 shares of our common stock to Behringer Harvard Holdings for cash of $189,997.

On November 22, 2006, we commenced a private offering pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) to sell a maximum of approximately $400 million of common stock to accredited investors (the “Private Offering”). We held all Private Offering proceeds in escrow until after we had sold our initial $1.5 million of shares of common stock. In April 2007, the Company released the proceeds from escrow and began issuing shares of our common stock. We terminated the Private Offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 5, 2008, we commenced a public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of December 31, 2008, we sold a total of approximately 1.1 million shares of common stock and raised a total of approximately $10.9 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $9.5 million.

As of December 31, 2008, we had issued approximately 15.4 million shares of our common stock, including 24,969 shares owned by Behringer Harvard Holdings and 18,034 shares through the DRIP and 6,000 shares of restricted stock issued to our independent directors for no cash.  As of December 31, 2008, we had redeemed 16,667 shares of our common stock and had approximately 15.3 million shares of our common stock outstanding.  As of December 31, 2008, we had 1,000 shares of non-participation, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.  Aggregate gross offering proceeds from our offerings total approximately $138.1 million and net proceeds, after selling commissions, dealer manager fees, and organization and offering expenses, total approximately $123.7 million.

We intend to use the proceeds from our offerings of our common stock, after deducting offering expenses, primarily to make investments in multifamily communities, with a particular focus on using multiple strategies to acquire high quality multifamily communities that will produce rental income. We will acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation.

While conducting an offering, we admit new stockholders at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments including but not limited to money market accounts and FDIC-insured deposits.

Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our public offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on the then-prevailing market conditions.

2008 Highlights

During 2008, we completed the following key transactions:

•                  Our Initial Public Offering become effective for sales in all 50 states and we issued approximately 1.1 million shares of our Initial Public Offering of common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of approximately $10.9 million;

•                  We made distributions of $5.9 million;

•                  We earned net income of $2.6 million, compared to a net loss of $0.2 million in 2007;

•                  Our share of investment in unconsolidated Co-Investment Ventures was $96.5 million.  Significant real estate investments by these Co-Investment Ventures included:

•                  advanced approximately $49.1million under loans with a weighted average interest rate of 10.1% to partially fund seven multifamily developments located in Texas, Maryland, Florida, Nevada and Colorado, including the recapitalization mentioned below;

•                  recapitalized an existing investment in a 430 unit, multifamily community in Henderson, Nevada, acquiring a limited partnership interest for $5.2 million and advancing $14.7 million on a $21.0 million mezzanine loan;

•                  acquired a new limited partnership interest for $7.3 million in a 400 unit, multifamily community in Denver, Colorado; and

•                  acquired a new limited partnership interest for $2.9 million in a 168 unit, multifamily community in Clark County, Nevada.

Investment Objectives

Our overall investment objectives, in their relative order of importance are:

•                  to preserve and protect investors capital investments;

•                  to generate distributable cash to our stockholders;

•                  to realize growth in the value of our investments within four to six years of the termination of the offering; and

•                  to enable investors to realize a return on their investment by beginning the process of liquidation and distribution cash or listing our shares on a national securities exchange within four to six years of termination of the Initial Public Offering.

Investment Policies

Our investment strategy is designed to provide our stockholders with a diversified portfolio of investments in high quality multifamily investments. We intend to primarily invest in, acquire and operate multifamily communities, with a particular focus on using multiple strategies to acquire investments in high quality multifamily communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of “core,” stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. As of December 31, 2008, all of these investments have been made in multifamily communities located in a top 50 metropolitan statistical area (“MSA”), nine development projects and one operating property.  Targeted communities include existing core properties that are already well positioned and producing rental income, as well as more opportunistic properties in various phases of development, redevelopment or in need of repositioning.  Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We intend to make investments on our own or through Co-Investment Ventures. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by

Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. As of December 31, 2008, we have not made any international investments. We will not make international investments until all of our non-independent directors and one of our independent directors have at least three years of relevant experience acquiring and managing such international investments.

As part of our long-term investment strategy to acquire high quality multifamily communities, as of December 31, 2008, we have made substantially all of our real estate investments by investing in Co-Investment Ventures. We believe the strategy will allow us to increase the number of investments thereby providing greater risk diversification and to participate with greater economic interest in larger real estate investments thereby providing greater access to high quality investment opportunities.  To accomplish this strategy, we intend to enter into additional Co-Investment Ventures which invest in mortgage, mezzanine or other loans, equity interests, or other co-ownership arrangements to acquire, develop or improve properties with third parties or certain affiliates of our advisor, including the real estate limited partnerships and REITs sponsored by affiliates of our advisor.  Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects. Accordingly, we expect to employ a loan strategy primarily during the development phase of the projects, generally lasting one to three years. In certain cases we may have the option of converting our loan investment into an equity position, where our reported earnings may initially decrease upon conversion, but stabilize as the completed project is leased up. We would attempt to realize value appreciate upon sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher-quality portfolio over the longer term. As of December 31, 2008, loan investments in development projects through Co-Investment Ventures represent a substantial portion of our total investment portfolio.

Current market conditions may provide us with near-term opportunities for investments in core properties, which are producing rental income where projecting occupancy and rental rates is more quantifiable and financing is available at satisfactory terms. Investments in development or redevelopment projects will depend on securing construction on satisfactory terms and underwriting assumptions which include realistic assessments of current rental rates and occupancies. These may be structured as Co-Investment Ventures or wholly owned investments. We expect to negotiate terms, particularly purchase price and financing terms, and in the case of equity investments, preferred returns and subordinations with respect to other equity holders. There is no assurance that we will be able to acquire new investments on these terms.

In the current economic environment, where both debt and equity capital has become scarce, many owners of real estate require additional capital funding, often in order to remove or reduce a construction loan, mezzanine loan, other loan or equity component of a project.  We will seek to acquire interests in multifamily communities by recapitalizing their capital structures in ways that affords us an advantaged, first-position priority return relative to other investors in the project.  In this environment, we envision the ability to provide debt and equity investment capital to recapitalizations on terms that favor us over existing investors in the project as to our percentage ownership and as to preferred current returns and preferred returns of invested capital.

We will look to acquire completed and stabilized multifamily communities that generate attractive current returns and that we believe will also generate a competitive growth component for total returns.  To date, one of our Co-Investment Ventures, Johns Creek Walk, was of this type.  If current economic conditions persist, we expect that the lack of capital will enable us to acquire more of these types of assets that meet our investment criteria and are being sold by distressed sellers.

When appropriate, we may also incorporate into our investment portfolio value-added multifamily communities that have either been mismanaged or otherwise have not realized what we believe to be full appreciation and income-generation potential.  Generally, we would make capital improvements or seek to aesthetically improve the asset and its amenities, increase rents, and stabilize occupancy with the goal of adding an attractive increase in yield and improving total returns.

Co-Investment Ventures

As of December 31, 2008, substantially all of our real estate investments have been conducted through Co-Investment Ventures. As of December 31, 2008 all of our unconsolidated joint ventures have been with Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”) in which we are the manager. The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by our sponsor, Behringer Harvard Holdings and the 99% limited partner is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM” unless by its context “PGGM” also will include the 1% general partner interest). For each of our co-investments we have established a separate joint venture (“BHMP CO-JV”) to invest in individual projects.

Each individual operating property or development project has established one or more separate legal entities for the sole purpose of obtaining legally separated financing, investments in and holding its respective operating property or development project. The collective group of each operating property’s or development project’s separate legal entities is referred to herein as a “Property Entity.” Each Property Entity has been legally separated and is not co-mingled or cross-collateralized with any other Property Entity; however, we refer to the collective group herein as the “Property Entities.”

As of December 31, 2008, nine of our ten BHMP CO-JVs have made investments in mezzanine or mortgage loans in development, multifamily real estate projects. These BHMP CO-JVs are dependent on the borrowers to pay contractual interest and other obligations. In addition, as of December 31, 2008, seven of our ten BHMP CO-JVs have made equity investments where one   Property Entity is an operating multifamily project. These BHMP CO-JVs are dependent on individual multifamily tenants to pay contractual rents. We are not aware of any borrowers or tenants who will not be able to pay their contractual obligations, which if not paid would have a material impact on a BHMP CO-JV or our results of operations. See “Item 2. Properties” for a description of each of these investments.

Borrowing Policies

Our board of directors has adopted policies to generally limit our consolidated borrowings. Our consolidated borrowings shall not exceed 300% of our adjusted consolidated net assets. For these purposes we define adjusted consolidated net assets as our consolidated net equity less certain intangibles plus accumulated property and finance related depreciation and amortization.  Also, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to unconsolidated investments of individual real estate assets and only will apply once we have ceased raising capital under the Initial Public Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of a particular real estate asset we acquire, to the extent our board of directors determines that borrowing these amounts is prudent.  For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors and may include, but do not require, independent appraisals. As of December 31, 2008, we have no consolidated borrowings. Accordingly, as of December 31, 2008, these policies have not constrained our ability to incur debt. Should we incur consolidated borrowings, the board of directors may in their discretion modify these limits if in their judgment they determine there is substantial justification that borrowings of a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly.  In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. Following the investment of the proceeds to be raised in the Initial Public Offering, we will seek a long term leverage ratio of approximately 60% upon stabilization of the aggregate value of our assets.  Our board of directors must review our aggregate borrowings at least quarterly.

Similar to our investment policies, the current disruptions in the capital markets will require us to take a very flexible policy to borrowings. Notwithstanding the above policies, depending on market conditions we may elect lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to have less financing in our Co-Investment Ventures or Property Entity properties. We will further evaluate both the individual and portfolio maturity terms, where in certain market conditions we may elect to extend maturities for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer properties. Depending on the market cap rates and interest rates, this may result in lower net returns on our investments.

Tax Status

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

Distribution Policy

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders.  Until we generate sufficient cash flow from operations or funds from operations (“FFO”) to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  As of December 31, 2008, our distributions were partially funded from operating cash flow and the remainder from other financing activities, such as our offering proceeds.  In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.  As development projects are completed and begin to generate income, we expect to have additional funds available to distribute to you.  We cannot assure as to when we will begin to generate sufficient cash flow solely from operations to make distributions.

Distributions have and will continue to be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deem relevant.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform.  Our board of directors currently declares distributions on a monthly or quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount Per Share (Rounded)	Annualized Percentage Return
Fourth Quarter 2008	$0.001780800	6.5%	(1)
Third Quarter 2008	$0.001013699	4.0%	(2)
Second Quarter 2008	$0.001013699	4.0%	(2)
First Quarter 2008	$0.001013699	4.0%	(2)

December 2007	$0.001013699	4.0%	(2)
July - November 2007	$0.000986301	4.0%	(3)

(1)          Assuming a share price of $10.00 per share

(2)          Assuming a share price of $9.25 per share

(3)          Assuming a share price of $9.00 per share

Competition

We are subject to significant competition in seeking real estate investments and residents.  We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Harvard Multifamily Advisors I.  They also may enjoy significant competitive advantages, among other things, related to cost of capital, governmental regulation, access to real estate investments and resident services.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no employees.  Behringer Harvard Multifamily Advisors I and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Industry Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from real estate properties that we own through joint ventures, and we account for each joint venture under the equity method of accounting. Management evaluates operating performance on an individual joint venture level. However, as each of our joint ventures has similar economic characteristics in our consolidated financial statements, the company is managed on an enterprise-wide basis with one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or at the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.  Risk Factors

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  Our stockholders or potential investors may be referred to as “you” or “your” and the Initial Public Offering may be referred to as “this offering” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Behringer Harvard Multifamily REIT I

There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares.  If you are able to sell your shares, you may have to sell them at a substantial discount from the offering price.

There is no public market for the shares.  In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments.  Therefore, you should purchase the shares only as a long-term investment.  The minimum purchase requirements and suitability standards imposed on prospective investors in this offering also apply to subsequent purchasers of our shares.  If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares.  Moreover, our board of directors has approved the share redemption program.  Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time.  Therefore, it will be difficult for you to sell your shares promptly or at all.  You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the offering price.  It is also likely that your shares would not be accepted as the primary collateral for a loan.

Both we and our advisor have limited operating histories.

We and our advisor are recently organized companies and have limited operating histories.  We were incorporated in August 2006, and we have acquired real estate-related assets relating to only ten specific properties, and no assurances can be given that we will acquire any additional properties or real estate-related assets.  Neither our officers and directors, nor the officers and employees of our advisor, have extensive experience investing in or originating different forms of debt financing such as mortgages, bridge, mezzanine or other loans beyond this real estate program.

You should consider our Annual Report in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.  To be successful in this market, we must, among other things:

•                  identify and acquire properties and other real estate-related assets that further our investment strategies;

•                  maintain our dealer manager’s network of licensed securities brokers and other agents;

•                  attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•                  respond to competition for our targeted properties and other real estate-related assets as well as for potential investors in us; and

•                  continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

The prior performance of real estate investment programs sponsored by affiliates of our advisor or our Chairman of the Board, Robert M. Behringer, may not be an indication of our future results.

You should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor or Robert M. Behringer to predict our future results.  Accordingly, the prior performance of real estate investment programs sponsored by affiliates of our Chairman of the Board, Mr. Behringer, and our advisor may not be indicative of our future results.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager, the selection of multifamily community residents and the negotiation of leases.  The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties.  The more shares we sell in this offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms.  Except for the investments described in the “Item 2. Properties” section of this annual report, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager.  We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard-sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours.  Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Exchange Act.  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire and investments we make in real estate-related assets.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment.  As a result, we may not be able to acquire certain properties or real estate-related assets that otherwise would be a suitable investment.  We could suffer delays in our investment acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns.  In addition, if we are unable to invest our offering proceeds in real properties and real estate-related assets in a timely manner, we will hold the proceeds of this offering in an interest-bearing account, invest the proceeds in short-term, liquid investments, including, but not limited to, money market accounts and FDIC-insured deposits, or, ultimately, liquidate.  In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Investors who invest in us at the beginning of our offering may realize a lower rate of return than later investors.

Because we have only minimal investments and have not identified a significant number of investments for which to apply proceeds from this offering, there can be no assurances as to when we will begin to generate sufficient cash flow to fully fund or continue making distributions.  As a result, investors who invest in us before we commence significant real estate operations or generate significant cash flow may realize a lower rate of return than later investors.  We expect to have little cash flow from operations available for distribution until we make substantial investments.  In addition, to the extent our investments may be in development or redevelopment projects, properties, or other real estate-related assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.  Therefore, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Investors who invest later in this offering may realize a lower rate of return than investors who invest earlier in the offering to the extent we fund distributions from other than operating cash flow.

To the extent we incur debt to fund distributions earlier in this offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.  Similarly, if we use offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets would have been used to fund distributions instead of retained in our company and used to make real estate investments.  Earlier investors will benefit from the investments made with funds raised later in the offering, while later investors may not share in all of the net offering proceeds raised from earlier investors.

We may have to make expedited decisions on whether to invest in certain properties or real estate-related assets, including prior to receipt of detailed information on the investment.

In the current real estate market, our advisor and board of directors may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other real estate-related assets.  Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property or real estate-related asset acquisitions and the actual time period during which we will be allowed to conduct due diligence may be limited.  In these cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

Because this is a blind pool offering and we have not specified properties or real estate-related assets to acquire with a significant portion of the proceeds from this offering, you will not have the opportunity to evaluate our additional investments before we make them.

Because we have not yet identified any additional investments that we may make with proceeds from this offering, we are only able to provide you with information to evaluate our current, limited number of investments.  We will seek to invest substantially all of the offering proceeds available to us for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets.

Because we have only acquired a few interests in properties and other real estate-related assets, our success is totally dependent on our ability to acquire additional investments.  Thus, your investment will be subject to the risks generally attendant to real property and other real estate-related assets, such as:

•                  the risk that assets may not perform in accordance with expectations, including projected occupancy and rental rates for real properties;

•                  the risk that we may overpay for assets; and

•                  the risk that we may underestimate the cost of improvements required to bring an acquired property up to standards established for its intended use or its intended market position.

If we are unable to raise substantial funds in this offering, we will be limited in the number and type of properties and real estate-related assets we may acquire and the return on your investment in us may fluctuate with the performance of the specific investments we acquire.

This offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are required to use only their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares.  As a result, we cannot assure you as to the amount of proceeds that will be raised in this offering.  If we are unable to raise substantial funds in this offering, we will make fewer additional investments resulting in less diversification in terms of the number of assets owned, the geographic regions in which our properties and real estate-related assets are located and the types of assets that we acquire.  In such event, the likelihood of our profitability being affected by the performance of any one of our assets will increase.  For example, in the event we are not able to raise substantial proceeds from this offering, we will most likely be limited to make our additional investments only through one or more joint ventures with third parties and may only be able to make a few such investments.  As of December 31, 2008, we have made substantially all of our current investments through joint ventures and intend to continue this strategy.  If we are able to make only a few additional investments, we would not achieve broad diversification of our assets.  Additionally, we are not limited in the number or size of our assets or the percentage of net proceeds we may dedicate to a single asset.  Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio.  In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to make distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman and certain executive officers and other key personnel of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace.  We do not have employment agreements with the executive officers and other key personnel of us, our advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us.  Although several of the executive officers and other key personnel of us, our advisor and its affiliates, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor.  If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer.  Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox and Jeffrey S. Schwaber, we do not intend to separately maintain key person life insurance on these individuals, or any other person.  We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel.  Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions.  Maintaining these relationships will be important for us to effectively compete for assets.  We cannot assure you that we will be successful in attracting and retaining such strategic relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve internalizing our management functions.  If we internalize our management functions, we may elect to negotiate to acquire our advisor’s and property manager’s assets and personnel.  Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement.  We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates.  These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time.  At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition.  Such consideration could take many forms, including cash payments, promissory notes and shares of our stock.  The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory management agreement if we internalize management, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance.  We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates.  In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed.  If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we will not directly employ any employees.  If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  Nothing in our charter prohibits us from entering into the transaction described above.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity.  As of December 31, 2008, certain personnel of our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities.  We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity.  An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.  Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available to make investments and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, such as from the proceeds of our prior private offering, this offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.  If we fund distributions from financings or the net proceeds from this offering, we will have fewer funds available for acquiring properties and other investments, and your overall return may be reduced.  Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.  We paid approximately $5,937,182 and $515,214 in distributions, for the year ended December 31, 2008 and 2007, respectively.  We have elected to use offering proceeds from our offerings to pay a significant portion of these authorized distributions with the balance paid from operations and interest income.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  Our charter provides that generally no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct.  As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees of our advisor and its affiliates and agents) in some cases, which would decrease the cash otherwise available for distributions to you.  We will also purchase and maintain insurance on behalf of all of our directors and officers against liability asserted against or incurred by them in their official capacities with us, whether or not we are required or have the power to indemnify them against the same liability.

We have relatively less experience with respect to international investments as compared to domestic investments, which could adversely affect our return on international investments.

The experience of our advisor and its affiliates with respect to investing in multifamily communities or other real estate-related assets located outside the United States is not as extensive as it is with respect to investments in the United States.  We may make international investments and when one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.  If and when we do make international investments, our relatively limited experience with respect to such investments could adversely affect our return on them.

Your investment may be subject to additional risks if we make international investments.

In the future, we may make investments in real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or joint venture interests in mortgage, bridge, mezzanine or other loans made to a borrower located outside the United States or secured by property located outside the United States.  Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following risks:

•                  governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•                  variations in currency exchange rates;

•                  adverse market conditions caused by inflation or other changes in national or local economic conditions;

•                  changes in relative interest rates;

•                  changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•                  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•                  lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);

•                  changes in land use and zoning laws;

•                  more stringent environmental laws or changes in these laws;

•                  changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•                  we, our sponsor, our advisor and its affiliates have relatively less experience investing in real property or other investments outside the United States than within the United States; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

If our sponsor, our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our sponsor, our advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders.  If our sponsor, our advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of Behringer Harvard-sponsored real estate programs use investment strategies that are similar to ours, our advisor and its and our executive officers will face conflicts of interest relating to the purchase of properties and other real estate-related assets, and such conflicts may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties and other real estate-related investments.  In particular, Behringer Harvard Opportunity REIT II (which is currently conducting an initial public offering) and Behringer Harvard REIT II (which has filed a registration statement relating to a planned initial public offering) are seeking to raise significant offering proceeds for investment in a broad range of property types, including multifamily communities.  As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours.  Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs, and these entities are and will be under common control.  There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer Harvard-sponsored programs may be competing with us for such investments.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Harvard Multifamily Advisors I LP and its affiliates, including all of our executive officers and some of our directors will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor, Behringer Harvard Multifamily Advisors I LP and its affiliates, including our dealer manager and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement, dealer manager agreement and property management agreement.  These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us.  Among other matters, these compensation arrangements could affect their judgment with respect to:

•                  the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory management agreement, the dealer-manager agreement and the property management agreement;

•                  public offerings of equity by us, which entitle Behringer Securities to dealer-manager fees and will likely entitle our advisor to increased acquisition and asset management fees;

•                  property sales, which entitle our advisor to real estate commissions and the possible issuance to our advisor of shares of our common stock through the conversion of our convertible stock;

•                  property acquisitions from other Behringer Harvard-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•                  property acquisitions from third parties, which entitle our advisor to acquisition fees and asset management fees;

•                  borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor;

•                  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

•                  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock;

•                  whether and when we seek to sell our assets, which sale could entitle our advisor to real estate commissions; and

•                  whether and when we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price, which distributions could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.  Furthermore, the advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence our advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

In addition, the terms of our convertible stock allow for its conversion into shares of common stock if we terminate the advisor prior to the listing of our shares for trading on a national securities exchange other than as a result of the advisor’s material breach of the advisory management agreement.  To avoid the additional costs of engaging a new advisor or internalizing advisory functions, our independent directors may decide against terminating the advisory management agreement prior to the listing of our shares or disposition of our investments even if termination of the advisory management agreement would be in our best interest.  In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion.  Moreover, our advisor can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and its interest in our convertible stock could influence its judgment with respect to listing or liquidation.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with other Behringer Harvard-sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard-sponsored program.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs, including Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Short-Term Opportunity Fund I, Behringer Harvard Mid-Term Value Enhancement Fund I, Behringer Harvard REIT I and Behringer Harvard REIT II, for the acquisition, development or improvement of multifamily or other properties as well as the acquisition of real estate-related investments.  The executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement.  Further, the fiduciary obligation that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks.  For example, it is anticipated that Behringer Harvard Short-Term Opportunity Fund I will never have an active trading market.  Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future.  In addition, in the event we enter into a joint venture with a Behringer Harvard-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard-sponsored program’s liquidation.  We may not desire to sell the properties at such time.  Even if the terms of any joint venture agreement between us and another Behringer Harvard-sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates indirectly control our advisor and other Behringer Harvard-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

The sponsor’s master co-investment agreement, entered into by a subsidiary of our sponsor with a Dutch Pension Foundation and its affiliates (“PGGM”), requires it to offer PGGM a right of first refusal to co-invest with our sponsor or its affiliates in multifamily development projects that meet certain specified investment guidelines and fully constructed properties that have not yet reached a specific level of stabilization, a significant majority of the type of investments for which we intend to acquire.

Our sponsor has entered into a master co-investment agreement for multifamily-development projects.  Under the agreement, our sponsor or one of its affiliates will provide 55% of the capital for each investment, and our BHMP CO-JV, which is 99% owned by PGGM and 1% indirectly wholly owned by our sponsor, will provide 45% of the capital for each investment. Generally, our co-investment ownership with our Co-Investment Partner will incorporate a subsidiary REIT structure to acquire the multifamily development project investment.  PGGM has committed to invest up to $200 million under this arrangement and may increase its commitment to $300 million at any time prior to November 9, 2011.  As of December 31, 2008, PGGM had committed approximately $85.2 million under this arrangement to existing projects.  The master co-investment arrangement is intended to allow for co-investments with any Behringer Harvard-sponsored program; however, because of our investment objectives, we believe that we are the most likely Behringer Harvard-sponsored program to co-invest with the Co-Investment Partner.  We have committed to invest up to $247 million to projects approved by our board of directors and expect that we will provide the 55% of capital for each such investment that is required from an affiliate of our sponsor.  In addition, we have agreed to increase this commitment to $370 million if PGGM were to increase its capital commitment to the BHMP CO-JV to $300 million.  Until PGGM has reached its $200 million commitment, PGGM has a right of first refusal to co-invest in multifamily-development investments of the type targeted by the master co-investment arrangement that are made by our sponsor or its affiliates.  This arrangement makes it unlikely that we will pursue on our own multifamily-development investment opportunities of the type targeted by the master co-investment arrangement until the capital commitment of PGGM has been substantially invested.

Our advisor’s executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and this offering will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and this offering.  These persons also conduct the day-to-day operations of other Behringer Harvard-sponsored programs, including (x) other public programs such as Behringer Harvard REIT I (which is also currently raising capital), Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II (which is also currently raising capital), Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, (y) Behringer Harvard REIT II, a newly organized program that has filed a registration statement relating to an initial public offering, and (z) numerous private programs.  These persons may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  Should our advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

All of our executive officers, including Mr. Aisner, who serves as our Chief Executive Officer and a director, are also officers of one or more other entities affiliated with our advisor, including our property manager, our dealer manager and the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in or sale of an asset; (3) development of our properties by affiliates of our advisor; (4) investments with affiliates of our advisor; (5) compensation and incentives to our advisor; and (6) our relationship with our dealer manager and property manager.  If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Your investment will be diluted upon conversion of the convertible stock.

Our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”  Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our advisor has been terminated or not renewed on account of a material breach by our advisor, generally convert into shares of common stock with a value equal to 15% of the excess of the value of the company plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares.  However, if our advisory management agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our advisor.  As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.  Our advisor and Mr. Behringer can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and their interest in our convertible stock could influence their judgment with respect to listing or liquidation.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, our property manager and our dealer manager. The operations of our advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. In light of the common ownership of these entities and their reliance on Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, our property manager and our dealer manager. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding shares of common or preferred stock.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide our stockholders with the opportunity to receive a control premium for their shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 1,000,000,000 shares of capital stock.  Our board of directors, without any action by our stockholders, may:  (1) increase or decrease the aggregate number of shares; (2) increase or decrease the number of shares of any class or series we have authority to issue; or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of any such stock.  Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder.  However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares.  “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares.  The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation’s charter or bylaws.  Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock.  We can offer no assurance that this provision will not be amended or eliminated at any time in the future.  This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act.  The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer.  If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer.  In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance.  This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exceptions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•                  limitations on capital structure;

•                  restrictions on specified investments;

•                  prohibitions on transactions with affiliates; and

•                  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of buying mortgages and other liens on or interests in real estate.  The position of the staff of the SEC’s Division of Investment Management generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exception to the Investment Company Act.  Generally, mezzanine loans, second mortgages, commercial mortgage-backed securities (“CMBS”), tenant-in-common interests (“TICs”) and interests in joint ventures that own qualifying assets may constitute qualifying real estate interests under this exception if certain conditions are met.  Our ownership of mezzanine loans, second mortgages, CMBS, TICs and real estate joint venture interests, therefore, will be limited by provisions of the Investment Company Act and SEC staff interpretations.  Generally, the SEC’s Division of Investment Management has taken no formal position as to whether CMBS should be treated as qualifying assets and no recent formal position as to whether TICs should be treated as qualifying assets.

To maintain compliance with our exception to the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business and criminal and civil actions could be brought against us.  In addition, our contracts could be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in CMBS or other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

If the market value or income potential of our real estate-related investments, including potential investments in CMBS, declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own.  We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions.  Our board of directors may amend or revise these and other policies without a vote of the stockholders.  Our charter sets forth the stockholder voting rights required to be set forth therein under the NASAA REIT Guidelines.  Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•                  the election or removal of directors;

•                  any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•                  change our name;

•                  increase or decrease the aggregate number of our shares;

•                  increase or decrease the number of our shares of any class or series that we have the authority to issue;

•                  classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•                  effect reverse stock splits; and

•                  after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation;

•                  a reorganization as provided in our charter;

•                  our liquidation and dissolution; and

•                  our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies with sufficient frequency and at least annually to determine that the policies we are following are in the best interest of the stockholders.  In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property.  These policies may change over time.  The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders.  As a result, the nature of your investment could change without your consent.

You may not be able to sell your shares under the share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors approved the share redemption program, but may amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations.  Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the qualifying death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility or for other exigent circumstances and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).

Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time.  Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares, depending upon how long you owned the shares.

Other than redemptions following the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for such shares we repurchase under our proposed redemption program will equal (1) prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (i) 90% of the average issue price for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our investments; or (2) after we begin obtaining appraisals performed by an independent third party, the lesser of (a) 100% of the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the net asset value per share, as determined by the most recent appraisal.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then-prevailing market conditions, we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within four to six years after the termination of this primary offering.  If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of this primary offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock.  The liquidation proposal would include information regarding appraisals of our portfolio.  By proxy, stockholders holding a majority of our shares could vote to approve our liquidation.  If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of this primary offering.  If so, our board of directors and our independent directors may conclude that it is not in our best interest for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation.  Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely.  Therefore, if we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

We may incur costs associated with changing our name if we are no longer permitted to use “Behringer Harvard” in our name.

 We entered into a service mark license agreement with Behringer Harvard Holdings for use of the name “Behringer Harvard.”  Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our service mark license agreement and may require us to change our name to eliminate the use of the words “Behringer Harvard.”  We will be required to pay any costs associated with changing our name.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

Our board of directors has arbitrarily determined the offering price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing outstanding shares.  Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that you would receive upon liquidation.

Because the dealer manager is an affiliate of our advisor, investors will not have the benefit of an independent review of us or the prospectus, which are customarily performed in underwritten offerings.

The dealer manager, Behringer Securities, is an affiliate of our advisor and will not make an independent review of us or the offering.  Accordingly, you do not have the benefit of an independent review of the terms of this offering.  Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by a broker-dealer or investment banker unaffiliated with our advisor.

Your indirect interest in our operating partnership, Behringer Harvard Multifamily OP I, will be diluted if we or our operating partnership issues additional securities.

Existing stockholders and new investors purchasing shares of common stock in this offering do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock, 124,999,000 shares are designated as preferred stock and 1,000 shares are designated as convertible stock.  Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval.  Shares will be issued in the discretion of our board of directors.  Investors purchasing shares in this offering will likely experience dilution of their equity investment in us in the event that we:  (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities to institutional investors; (4) issue shares of common stock upon the conversion of our convertible stock; (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor and BHM Management, our property manager and an affiliate of our advisor, or their duly licensed affiliates; (6) issue restricted stock or other awards pursuant to our Incentive Award Plan; (7) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (8) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Multifamily OP I.  In addition, the partnership agreement for Behringer Harvard Multifamily OP I contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Multifamily OP I.  Because the limited partnership interests of Behringer Harvard Multifamily OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Multifamily OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to our advisor and its affiliates will reduce cash available to us for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our properties and real estate-related assets, the management of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets.  They will be paid substantial fees for these services.  These fees will reduce the amount of cash available for investment or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence or deliberate malfeasance by the property manager in performing its duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, unsatisfactory performance by the property manager may not constitute “willful misconduct, gross negligence or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or at all.

There are many factors that can affect the availability and timing of cash distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations.  Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period.  The amount of cash available for distributions will be affected by many factors, such as our ability to acquire properties and real estate-related assets as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables.  Actual cash available for distribution may vary substantially from estimates.  We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time.  Nor can we give any assurance that:  (1) rents from the properties will increase; (2) the securities we buy will increase in value or provide constant or increased distributions over time; (3) the loans we make will be repaid or paid on time; (4) loans will generate the interest payments that we expect; or (5) future acquisitions of properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders.  Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  For instance:

•                  If a significant number of residents default or terminate on their leases, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•                  Any failure by a borrower under our mortgage, bridge, mezzanine or other loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•                  Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•                  Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•                  There may be a delay between the sale of the common stock and our purchase of real properties.  During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

•                  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•                  Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year.  This limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•                  In connection with future acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties.  We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distribution to you.  If we issue additional shares, they could reduce the cash available for distribution to you.

•                  We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax.  Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for capital needs and capital improvements.  We cannot assure you that sufficient cash will be available to make distributions to you.

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make some or all of our distributions  from sources other than cash flow from operations, including the proceeds of this offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including  borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the return on your investment and the value of your investment.

We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets.  However, until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make some or all of our distributions from the proceeds of this offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets or a portion thereof and borrowings (including borrowings secured by our assets) in anticipation of future cash flow.  In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation.  Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations.  To the extent distributions are paid from the proceeds of this offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation.  In that event, we may not be able to invest the anticipated 91.1% of the gross proceeds raised in this offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fund fully our distributions.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

We have made and may continue to make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another.  Projects do not produce revenue while in development or redevelopment.  During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease.  Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.  Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing.  Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects.  Our return on these investments is dependent upon the projects being completed successfully, on budget and on time.  To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond.  Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond.  For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid.  However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide.  We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Our reliance on common developers/guarantors related to multiple development projects in which we may invest may materially adversely affect our operations should a developer/guarantor become unable to meet its obligations to us.  As of December 31, 2008, our interests in three loans on three separate development projects with a common developer/guarantor totaled 28% of our total assets.

We have made and may continue to make investments in multifamily development projects with common developers/guarantors, which increases our risks should a developer/guarantor become unable to meet its obligations to us.  As of December 31, 2008, three of our mezzanine loan investments on multifamily development projects contained provisions that provide a limited safeguard against the risk of bankruptcy of the project owner and the failure to complete the development project.  Under the terms of these three projects, a common developer, Fairfield Residential, LLC is: obligated to complete the projects should the project owners fail to do so; liable for construction cost overruns in excess of the construction budgets; and has agreed to repay the loans should the project owners become the subject of a bankruptcy proceeding to which our joint venture did not consent.  Our portion of the investments in the three loans collectively was $29,980,382 (26% of our total assets) and $33,786,827 (28% of our total assets) as of December 31, 2007 and 2008, respectively.  Should Fairfield Residential become unable to meet its obligations to us, our operations may be adversely effected, which could materially reduce the level of distributions to our stockholders.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than its assets.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than any assets held by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT.  As a result, we may not be able to realize a return on our investment in a joint venture, such as a co-investment venture with our Co-Investment Partner, at the time or on the terms we desire.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties and properties underlying our other real estate-related investments are located.  These factors include:

•                  poor economic conditions may result in defaults by residents of our multifamily communities and borrowers under our mortgage, bridge, mezzanine or other loans;

•                  job transfers and layoffs may cause resident vacancies at our multifamily communities to increase;

•                  increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels;

•                  increased insurance premiums may reduce funds available for distribution or, to the extent these increases are passed through to residents, may lead to resident defaults.  Also, increased insurance premiums may make it difficult to increase rents on apartment units to residents on turnover, which may adversely affect our ability to increase our returns; and

•                  the length and severity of any economic slowdown or downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  Beginning October 3,

2008 through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  As of December 31, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We and the other public Behringer Harvard-sponsored programs have experienced losses in the past, and we may continue experiencing similar losses in the future.

Historically, the public programs sponsored by affiliates of our advisor have experienced losses during the early periods of their operation.  Many of these losses can be attributed to the initial start-up costs and operating expenses incurred prior to purchasing properties or making other investments that generate revenue.  In addition, depreciation and amortization expenses substantially reduce income.  We may face similar circumstances during the early period of our operations.  We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the proceeds of this offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering.  We will establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to financing, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts.  Except to the extent provided by Treasury regulations, any income we derive from a hedging transaction which is clearly identified as such as specified in the Internal Revenue Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, and therefore will be exempt from this test, but only to the extent that the transaction hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets.  Income from any hedging transaction will, however, be nonqualifying for purposes of the 75% gross income test.  The term “hedging transaction,” as used above, generally means any transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us to acquire or carry real estate assets.  To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests.  As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The State of Texas has enacted legislation that creates a “margin tax” and decreases state property taxes.  This tax reform could result in increased taxes on our operations in Texas that, when combined with decreased property taxes, could reduce the net cash available for distribution to you.

                In May 2006, the State of Texas enacted legislation that replaces the former Texas franchise tax with a new “margin tax,” which is effective for tax reports due on or after January 1, 2008 and which will compute the tax based on business done in calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally is 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease due to decreased property taxes.  We expect to hold significant assets in Texas.  As a consequence, the new margin tax, when combined with the decreased property tax, could result in a net Texas state tax increase in future years and reduce the amount of cash we have available for distribution to you.

General Risks Related to Investments in Real Estate

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has developed into a recession, and many economists believe that the recession may last several more quarters.  To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect:

1.               the value of our investments and the investments of our unconsolidated joint ventures;

2.               the availability or the terms of financing that we and our unconsolidated joint ventures may anticipate utilizing or that may be utilized by the owners (the “Project Owners”) of the multifamily development projects in which we are an equity owner or junior lender or both;

3.               our ability and that of the Project Owners to make principal and interest payments on, or refinance, any outstanding debt when due; and

4.               the ability of our current residents to enter into new leases or satisfy their current rental payment obligations under existing leases and the ability of future residents to enter into leases during the lease-up stage of newly completed multifamily development projects.

The current market disruption could also affect our operating results and financial condition as follows:

Debt and Equity Markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty  in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets has negatively impacted the ability to raise equity capital.

If we or the projects in which we have invested are unable to obtain debt financing on acceptable terms, or if lower levels of debt were available to us in respect of our investments whether as a result of declining real estate values or lower loan to value standards of lenders, or both, we may be forced to use a greater proportion of our offering proceeds to fund additional equity to our existing investments and to finance our acquisitions, reducing the number of investments we could otherwise make or dispose of some of our assets.  If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.  Such modifications to our investment strategies could adversely affect our performance.

For each of our current multifamily development projects where we or our unconsolidated joint ventures hold a mezzanine loan, there is a senior construction loan on the project.  These construction loans will mature on or before the maturity date of our mezzanine loans.  Upon maturity of the construction loans, such loans will need to be refinanced or otherwise satisfied.  Because our equity or lending positions are subordinate to the construction loans with respect to each of these development projects, higher borrowing costs or difficulty in obtaining financing as the senior construction loans become due could result in a partial or total loss of the value of any such investment.

Government Intervention.  The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators, especially as to residential mortgage loans, have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  If these or other regulations adverse to lenders are implemented and applied to loans we have made, they could adversely impact our operations.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets that could have a material impact on our operating results and financial condition.

Capitalization rates in major U.S. markets for multifamily communities have risen and many economists predict they are likely to continue to rise during 2009.  As a result, the value of investments we have made prior to 2009 may have declined in this environment.

In connection with the recent credit market disruptions and economic slowdown, there is evidence that capitalization rates in major U.S. markets for multifamily communities have risen in 2008 and many economists believe they are likely to continue to rise during 2009.  Increases in capitalization rates (the rate of return immediately expected upon investment in a real estate asset) reflect declines in the pricing of those assets upon sale.  As a result of capitalization increases, we expect that if we were required to sell our existing investments into the current market, we may experience a substantial decrease in the value of those investments and those of our unconsolidated joint ventures.  As a result, to the extent we may be required to test the current market, we may not be able to recover the carrying amount of our investments or the investments in our unconsolidated joint ventures.  Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.

Increases in unemployment caused by a recessionary economy could adversely affect multifamily property occupancy and rental rates with high quality multifamily communities suffering even more severely.

Rising levels of unemployment in our multifamily markets could significantly decrease occupancy and rental rates.  In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•                  rental residents deciding to share rental units and therefore rent fewer units;

•                  potential residents moving back into family homes or delaying leaving family homes;

•                  a reduced demand for higher-rent units, such as those of high quality multifamily communities;

•                  a decline in household formation;

•                  persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment; and

•                  the inability or unwillingness of residents to pay rent increases.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our or our unconsolidated joint ventures’ projects or becoming bankrupt or insolvent, which could adversely impact us and those projects.

Current credit market disruptions and recent economic trends have caused an increase in developer failures.  The developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved.  A default by a developer in respect of one of our multifamily development project investments, or the bankruptcy, insolvency or other failure of a developer for one of such projects, may require that we determine whether we want to assume the senior loan, take over development of the project, find another developer for the project, or sell our interest in the project.  Such developer failures could delay efforts to complete or sell the development project and could ultimately preclude us from full realization of our anticipated returns.  Such events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to hold and complete the development project through stabilization.

Generally, under bankruptcy law and our bankruptcy guarantees with our joint venture development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner.  However, in the event of a bankruptcy by the developer-guarantor, we cannot assure you that the developer or its trustee will continue or otherwise satisfy its obligations.  The bankruptcy of any developer and the rejection of its development obligations would likely cause us to have to complete the development on our own or find a replacement developer, which could result in delays and increased costs.  We cannot assure you that we would be able to complete the development on terms as favorable as when we first entered into the project.

Recent disruptions in the financial markets could adversely affect the multifamily property sector’s ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector.  Fannie Mae reported a $25.2 billion loss for the fourth quarter of 2008 bringing its total losses for 2008 to $58.7 billion.  Freddie Mac has also experienced significant losses in the first three quarters of 2008, with additional losses also expected for the fourth quarter.  These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac.  Pursuant to legislation enacted in 2008, the U.S. government has already placed both Fannie Mae and Freddie Mac under its conservatorship.  Despite recent additional funding for both government-sponsored entities, their portfolio limitations are required to be reduced on a phased-in basis beginning in 2010.  If new U.S. government regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable.  Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities.  Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; and (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•                  changes in general economic or local conditions;

•                  changes in supply of or demand for similar or competing properties in an area;

•                  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•                  the illiquidity of real estate investments generally;

•                  changes in tax, real estate, environmental and zoning laws;

•                  periods of high interest rates and tight money supply;

•                  residents’ perceptions of the safety, convenience, and attractiveness of our properties and the neighborhoods where they are located; and

•                  our ability to provide adequate management, maintenance, and insurance.

In addition, local conditions in the markets in which we own or intend to own multifamily and multifamily communities or in which the collateral securing our loans is located may significantly affect occupancy or rental rates at such properties.  The risks that may adversely affect conditions in those markets include the following:

•                  layoffs, plant closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•                  an oversupply of, or a lack of demand for, apartments;

•                  a decline in household formation;

•                  the inability or unwillingness of residents to pay rent increases; and

•                  rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

If we have limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in those areas.

In the event that most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio.

Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of your investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties.  In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity.  Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less.  Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Any student-housing properties that we acquire will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.

Student-housing properties generally have short-term leases of 12 months, ten months, nine months, or shorter.  As a result, we may experience significantly reduced cash flows during the summer months from student-housing properties while most students are on vacation.  Furthermore, student-housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk.  Student-housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We would, therefore, be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Changes in university admission policies could also adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for units at our student-housing properties may be reduced and our occupancy rates may decline.  We rely on our relationships with colleges and universities for referrals of prospective student residents or for mailing lists of prospective student residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on our ability to market our properties to students and their families.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of any student-housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student-housing properties may have an adverse effect on our business.

We may face significant competition from university-owned student housing and from other residential properties that are in close proximity to any student-housing properties we may acquire, which could have a negative impact on our results of operations.

On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of residents under their leases or the expiration of leases.  If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders.  In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Many of our investments will be dependent on residents for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our residents.  Lease payment defaults by residents could cause us to reduce the amount of distributions to stockholders.  A default by a significant number of residents on his or her lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage.  In the event of a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If a substantial number of leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.  Additionally, loans that we make generally will relate to real estate.  As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of our residents leasing the related real estate.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units.  In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market.  If we have insufficient capital reserves, we will have to obtain financing from other sources.  We intend to establish capital reserves in an amount we, in our discretion, believe is necessary.  A lender also may require escrow of capital reserves in excess of any established reserves.  If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements.  Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property or real estate-related asset if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties and real estate-related assets in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that these objectives will not be met.  Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation.  If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of this primary offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock.  The liquidation proposal would include information regarding appraisals of our portfolio.  By proxy, stockholders holding a majority of our shares could vote to approve our liquidation.  If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or real estate-related asset.  If we are unable to sell a property or real estate-related asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                  that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•                  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•                  that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  The nature of the activities at certain properties we may acquire, such as age-restricted communities or student housing, may expose us and our operators to potential liability for personal injuries and property damage claims.  In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by property owners as a condition for providing mortgage, bridge or mezzanine loans.  It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for such losses.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss.  In addition, other than any potential capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We may use some or all of the offering proceeds available to us to acquire, develop and/or redevelop properties upon which we will develop multifamily communities and construct improvements.  We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our developer’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The developer’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance may also be affected or delayed by conditions beyond the developer’s control.  Delays in completion of a multifamily community also could give residents the right to terminate preconstruction leases for apartment units at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property (which we define as property not acquired for the purpose of producing rental or other operating income, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition) or mortgage loans on unimproved property.

Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.  Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

Our plan to reposition certain commercial properties through demolition, conversion and redevelopment into new multifamily communities may never commence after we make an investment in the property, be delayed or never reach completion, which could diminish the return on your investment.

We may make investments in a wide variety of commercial properties, including, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties for purposes of repositioning these properties into multifamily communities.  After we make an investment, we or the developer, as applicable, may be unable to commence conversion of these properties and therefore may be required to continue operating the properties under their current purpose, which would include other than multifamily community uses.  In addition, we may also be unable to complete the demolition, conversion or redevelopment of these commercial properties and may be forced to hold or sell these properties at a loss.  Although we intend to focus on multifamily communities and limit any investment in commercial properties for repositioning into multifamily communities, your investment is subject to the risks associated with these commercial properties and traditional construction risks associated with this repositioning plan.

 If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that any earnest money deposit we make to Behringer Development Company LP or its affiliates will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements, with affiliates of our advisor or others, to acquire real property from Behringer Development Company LP (“Behringer Development”), an affiliate of our advisor.  Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to be developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land and a development agreement to develop a building on the land.  We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property.  However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•                  Behringer Development or its affiliates fail to develop the property;

•                  a significant portion of the pre-leased residents of a new or recently redeveloped apartment community fail to take possession under their leases for any reason; or

•                  we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations.

We will face competition from third parties, including other multifamily communities, which may limit our profitability and the return on your investment.

The residential apartment community industry is highly competitive.  This competition could reduce occupancy levels and revenues at our multifamily communities, which would adversely affect our operations.  We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do.  Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  Our competitors include other multifamily communities both in the immediate vicinity and the broader geographic market where our multifamily communities will be located.  Overbuilding of multifamily communities may occur.  If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.  In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.  We may be required to expend substantial sums to attract new residents.

In connection with the recent credit market disruptions and economic slowdown, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily communities we invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent.  Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit.  The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

If PGGM does not honor its commitments, our portfolio may not be as diverse and our investments may suffer.

Under arrangements managed by a subsidiary of our sponsor, we have entered into, and it is intended that we will continue to enter into, joint venture investments with PGGM in to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization.  As of December 31, 2008, we have made joint venture investments with PGGM in all of the properties and development projects in which we have invested.  PGGM has committed to our sponsor to invest up to $200 million in such joint ventures (with approximately $85.2 million committed to currently existing properties and projects) and PGGM has recently indicated that it expects to increase its commitment to invest with us to $300 million.  As such, we expect a substantial portion of our future investments will be made through such joint ventures.  We expect this investment strategy to increase the number of investments we make and the diversification of our investment portfolio.  However, if PGGM does not honor its current commitment to invest up to $200 million in such joint ventures, or does not increase its commitment to $300 million or more, our portfolio will not consist of as many investments or be as diverse as it otherwise would.

In addition, under the joint venture arrangements into which we have entered, and expect to continue to enter, with PGGM, we may in certain situations call for capital contributions to be made by PGGM.  This has typically been the case in the development projects in which we have co-invested with PGGM; as the development progresses, it is generally required that both we and PGGM contribute additional capital to the project.  If PGGM were unwilling or unable to contribute this capital when required, the project and our investment therein could suffer due to lack of funding or delays in funding.  In addition, we could, through our interest in the joint venture with PGGM, be in breach of our obligations to the other parties investing in the development project unless we were to fund PGGM’s portion on its behalf or obtain alternative sources of funding.  If we were to fund PGGM’s portion on its behalf, we would have less capital to invest in other assets and the diversification of our portfolio would suffer.  If we were unable to fund the portion of any project that PGGM is expected to, but does not, fund in accordance with the joint venture agreement, the joint venture may be unable to meet its funding obligations to the project and the value of our interest in the project may be reduced or eliminated.

PGGM is a Dutch pension fund subject to supervision and regulation by the Dutch central bank.  In its quarterly report for the fourth quarter of 2008, PGGM reported a 13.1% loss on its investments as a result of the current global recession.  This loss resulted in a cover ratio (i.e. assets divided by liabilities) of 92% at the end of the fourth quarter, compared with a cover ratio of 125% at the end of the third quarter.  It is our understanding that negative performance by PGGM, including deficits in its cover ratio, could cause the Dutch central bank to intervene in its investment decisions, including those with respect to our co-investments.

A concentration of our investments in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

At any one time, a significant portion of our investments are likely to be in the multifamily sector.  As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in the multifamily sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the multifamily sector could be more pronounced than if we had more fully diversified our investments.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise.  Our historical experience in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes.  We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures.  In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash.  We would expect the returns that we can earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions.  Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential residents being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.  Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint.  Such hazardous substances could be released into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would reduce our operating results.

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act and the Fair Housing Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (“Disabilities Act”), or similar laws of foreign jurisdictions.  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party to ensure compliance with such laws.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

The multifamily communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act.  Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable.  The Disabilities Act does not, however, consider residential properties, such as multifamily communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

We also must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.  Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA.  Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements.  Noncompliance with the FHAA and Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

By owning age-restricted communities, we may incur liability by failing to comply with the FHAA, the Housing for Older Persons Act or certain state regulations, which may affect cash available for distributions.

Any age-restricted communities we acquire must comply with the FHAA and the Housing for Older Persons Act (“HOPA”).  The FHAA prohibits housing discrimination based upon familial status, which is commonly referred to as age-based discrimination.  However, there are exceptions for housing developments that qualify as housing for older persons.  The HOPA provides the legal requirements for such housing developments.  In order for housing to qualify as housing for older persons, the HOPA requires (i) all residents of such developments to be 62 years of age or older or (ii) that at least 80% of the occupied units are occupied by at least one person who is 55 years of age or older and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development for verification of occupancy.  In addition, certain states require that age-restricted housing communities register with the state.  Noncompliance with the FHAA, HOPA and state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property.  However, in some instances we may sell our properties by providing financing to purchasers.  If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders.  There are no limitations or restrictions on our ability to take purchase money obligations.  We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property.  The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold or refinanced or we have otherwise disposed of such promissory notes or other property.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which will increase our business risks.

We anticipate that we will acquire additional properties and other real estate-related assets by using either existing financing or borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to our lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.  In addition, since we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within four to six years after the termination of this primary offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to our stockholders than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the multifamily communities, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

When we place mortgage debt on multifamily communities, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced.  If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain other negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Harvard Multifamily Advisors I as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

Our ability to obtain financing on reasonable terms could be impacted by negative capital market conditions.

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

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest- only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the return on your investment and the value of your investment.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate-Related Assets

We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans relating to multifamily communities is not as extensive as it is with respect to investments directly in real properties. However, we have made and may continue to make such loan investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

The bridge loans in which we may invest involve greater risks of loss than conventional mortgage loans.

We may provide or invest in bridge loans secured by first lien mortgages on a multifamily property to borrowers who are typically seeking short-term capital to be used in an acquisition or refinancing of real estate. We may also provide or invest in bridge loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. The borrower has usually identified an undervalued multifamily asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors.  Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.  In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan.  To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

The mezzanine loans in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We have and will continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

The construction loans in which we may invest involve greater risks of loss of investment and reduction of return than conventional mortgage loans.

If we decide to invest in construction loans secured by multifamily or other types of underlying properties, the nature of these loans pose a greater risk of loss than traditional mortgages. Since construction loans are made generally for the express purpose of either the original development or redevelopment of a property, the risk of loss is greater than a conventional mortgage because the underlying properties subject to construction loans are generally unable to generate income during the period of the loan. Construction loans may also be subordinate to the first lien mortgages. Any delays in completing the development or redevelopment multifamily project may increase the risk of default or credit risk of the borrower which may increase the risk of loss or risk of a lower than expected return to our portfolio.

Our mortgage, bridge, mezzanine or other loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

If we make or invest in mortgage, bridge, mezzanine or other loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our mortgage, bridge, mezzanine or other loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term mortgage, bridge, mezzanine or other loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge, mezzanine or other loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

Delays in liquidating defaulted mortgage, bridge, mezzanine or other loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and quickly sell the properties securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

Returns on our mortgage, bridge, mezzanine or other loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or that we may make, may be subject to regulation by federal, state and local authorities (including those of foreign jurisdictions) and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge, mezzanine or other loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge, mezzanine or other loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on loan investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge, mezzanine or other loans, we will have the economic and liability risks as the owner of that property. See “—General Risks Related to Investments in Real Estate.”

The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge, mezzanine or other loans, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. If our advisor determines that it is in our best interest to make or invest in mortgage, bridge, mezzanine or other loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge, mezzanine or other loans with terms that expire after the date we intend to have sold all of our properties.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the real estate-related securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of:  (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (3) subordination to the prior claims of banks and other senior lenders to the issuer; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

We may make investments in non-U.S. dollar denominated real property and real estate-related securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

We may purchase real property or real estate-related securities denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate-related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related securities to be reduced.

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock. Generally, when market interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

We have relatively less experience investing in real estate-related securities than investing in real property as of December 31, 2008, which could adversely affect our return on such investments.

Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests. As of December 31, 2008, we own directly or through joint venture arrangements a limited number of mezzanine loans made to the owners of various development projects. In cases where our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates have relatively less experience than in other areas, such as with respect to domestic real property, our advisor may employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

Commercial mortgage-backed securities (“CMBS”) are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans.  Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument.  The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole.  In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.  In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process.  Subordinate CMBS are paid interest only to the extent that there are funds available to make payments.  To the extent the collateral pool includes delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

If we use leverage in connection with any potential investments in CMBS, the risk of loss associated with this type of investment will increase.

We may use leverage in connection with our investment in CMBS.  Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss.  There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired.  Therefore, such financing may mature prior to the maturity of the CMBS acquired by us.  If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy.  Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios.  If the market value of the CMBS subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio.  If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying CMBS.

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common transactions.

Behringer Development, an affiliate of our advisor, or its affiliates (“Behringer Harvard Exchange Entities”) regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Section 1031 tenant-in-common transactions (“Section 1031 TIC Transactions”) are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code (“1031 Participants”). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing:  (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans. Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. In certain Section 1031 TIC Transactions it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available to us for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value.  Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a “prohibited transaction” under the Internal Revenue Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders. The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange. We may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests. In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction. Any alleged failure by us to comply with these requirements could expose us to risks of litigation. Any amounts we are required to expend in defending claims brought against us will reduce the amount of funds available for us to invest in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

A portion of the properties we acquire may be in the form of tenant-in-common or other co-tenancy arrangements. We will be subject to risks associated with such co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

We may enter in tenant-in-common or other co-tenancy arrangements with respect to a portion of the properties we acquire. Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate, including the following:

•                  the risk that a co-tenant may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•                  the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•                  the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

•                  the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•                  the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement; or

•                  the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

In the event that our interests become adverse to those of the other co-tenants in a Section 1031 TIC Transaction, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase such co-tenancy interests.  In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. Finally, it is anticipated that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.

Our participation in Section 1031 TIC Transactions may limit our ability to borrow funds in the future, which could adversely affect the value of our investments.

Section 1031 TIC Transaction agreements we may enter that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Furthermore, such obligations may be viewed by our lenders in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders limiting the amount of loans they can make to any one borrower.

Our operating results will be negatively affected if our investments, including investments in tenant-in-common interests promoted by affiliates of our advisor, do not meet projected distribution levels.

Behringer Harvard Holdings and its affiliates have promoted a number of tenant-in-common real estate projects. Some of these projects have not met the distribution levels anticipated in the projections produced by Behringer Harvard Holdings and its affiliates. In addition, certain other projects have not achieved the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates. If projections related to our investments, including any tenant-in-common interests in which we invest, are inaccurate, we may pay too much for an investment and our return on our investment could suffer.

Specifically, several tenant-in-common investment programs have not benefited from expected leasing improvements. Behringer Harvard Holdings has provided support for some of these programs in the form of leases for vacant space and other payments. In addition, the Beau Terre Office Park tenant-in-common program is currently underperforming relative to projections that were based on seller representations that Behringer Harvard Holdings now believes to be false. With respect to this program, Behringer Harvard Holdings has completed a settlement with the investors to support their returns and is pursuing a claim against the former on-site property manager and others on behalf of the stockholders and itself. In addition, in November 2007, Behringer Harvard Holdings and the investors completed a settlement with the seller and its agent.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

DLA Piper US LLP has rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ending December 31, 2007 and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ending December 31, 2007. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. DLA Piper US LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents DLA Piper US LLP’s legal judgment based on the law in effect as of the date of this prospectus. DLA Piper US LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisers that the disposition should not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the non-mortgage securities we hold in TRSs may not exceed 20% (25% for our 2009 taxable year and beyond) of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 20% (25% for our 2009 taxable year and beyond) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than real estate-related assets. Distributions paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our

REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

Equity participation in mortgage, bridge, and mezzanine loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, are treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, such characterization could result in the fees paid to us by the Behringer Harvard Exchange Entity as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to the 100% penalty tax. If this occurs, our ability to make cash distributions to our stockholders will be adversely affected.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership or other flow-through entity for tax purposes, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of Behringer Harvard Multifamily OP I, our operating partnership, as a partnership (or other flow-through entity) for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, Behringer Harvard Multifamily OP I would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

We may be disqualified from treatment as a REIT if a joint venture entity elects to qualify as a REIT and is later disqualified from treatment as a REIT.

As part of our joint ventures, such as our joint ventures with our Co-Investment Partner or future joint ventures with another Behringer Harvard-sponsored program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our Co-Investment Partner. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with PGGM or other joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well, which would have a negative impact on our operations and our stockholders’ investment in us.

A subsidiary REIT may become subject to state taxation.

Certain states are currently considering whether to tax captive REITs, such as the subsidiary REITs. If any subsidiary REIT becomes subject to state taxation, that subsidiary REIT’s results of operations could be negatively affected.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

We may acquire real property located outside the United States and may invest in stock or other securities of entities owning real property located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisers with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Our foreign investments will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We may make investments in real estate located outside of the United States. Such investments will typically be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively effecting the return on the investment.

We will also capitalize our holding companies with debt and equity to reduce foreign income and withholding taxes as appropriate and with consultation with local counsel in each jurisdiction.  Such capitalization structures are complex and potentially subject to challenge by foreign and domestic taxing authorities.

We may use certain holding structures for our non-U.S. investments to accommodate the needs of one class of investors which reduce the after-tax returns to other classes of investors.  For example, if we interpose an entity treated as a corporation for United States tax purposes in our chain of ownership with respect to any particular investment, U.S. tax-exempt investors will generally benefit as such investment will no longer generate unrelated business taxable income.  However, if a corporate entity is interposed in a non-U.S. investment holding structure, this would prevent individual investors from claiming a foreign tax credit for any non-U.S. income taxes incurred by the corporate entity or its subsidiaries.

Foreign investments are subject to changes in foreign tax or other laws.  Any such law changes may require us to modify or abandon a particular holding structure.  Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications.  Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.  You also should note that our counsel’s tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares.  If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•                  your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•                  your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•                  your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•                  your investment will not impair the liquidity of the plan or IRA;

•                  your investment will not produce “unrelated business taxable income” for the plan or IRA;

•                  you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•                  your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Description of Properties and Real Estate-Related Assets

Substantially all of our current investments have been made through BHMP CO-JVs.  We, through an indirect wholly owned subsidiary, are the manager of each of the BHMP CO-JVs, but the operations of each of the BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and PGGM. In addition, without the consent of all members of the BHMP CO-JV, we may not approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project) or (iii) incurring or materially modifying any indebtedness of the BHMP CO-JV or the subsidiary REIT. As of December 31, 2008, each BHMP CO-JV has two members, and each BHMP CO-JV member possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital.  Investments in other Co-Investment Ventures may be on other terms.

Each BHMP CO-JV has been and any new Co-Investment Ventures will be evaluated under FIN 46R. If the venture is determined to not be a variable interest entity under FIN 46R, then the venture is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  With respect to our existing BHMP CO-JVs, as a result of the equal substantive participating rights possessed by each partner, no single party controls each BHMP CO-JV. Accordingly, we account for each BHMP CO-JV using the equity method of accounting pursuant to SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

As of December 31, 2008, through our BHMP CO-JVs we have made real estate investments in one operating property and nine development projects. As of December 31, 2008, through our BHMP CO-JVs we entered into ten mezzanine or mortgage loans made to the Property Entities of nine development projects.  Through our BHMP CO-JVs we have also acquired separate equity investments and purchase options in nine projects.  Through a BHMP CO-JV, we have also made an equity investment in one operating property.

As of December 31, 2008 our wholly owned investments are not significant.

The following tables present summary information of the properties underlying our investments in BHMP CO-JVs and certain information for the Property Entities as of December 31, 2008 (please note throughout this Annual Report on Form 10-K that we have changed the name of Lovers Lane Townhomes project to the Grand Reserve project and the name of Alexan Russell Lofts project to The Venue):

BHMP CO-JV— Operating Properties

Name of Underlying Property	Location	No. of Units	Date Acquired	Occupancy Rate
The Reserve at Johns Creek	Fulton County, GA	210	August 2007	90%

BHMP CO-JV— Development Properties

Name of Underlying Property	Location	No. of Units	Construction Commencement Date (or Estimated Commencement Date) (1)(2)	Estimated Construction Completion Date (1)
The Eclipse	Houston, TX	330	2nd Quarter 2007	2nd Quarter 2009
Tower 55 Hundred	Arlington County, VA	234	3rd Quarter 2007	3rd Quarter 2009
Fairfield at Baileys Crossing	Fairfax County, VA	414	3rd Quarter 2007	1st Quarter 2010
Satori	Broward County, FL	279	4th Quarter 2007	3rd Quarter 2009
Fairfield at Cameron House	Silver Spring, MD	325	1st Quarter 2008	1st Quarter 2010
Alexan Prospect	Denver, CO	400	2nd Quarter 2008	3rd Quarter 2010
The Venue	Clark County, NV	168	3rd Quarter 2008	4th Quarter 2009
Grand Reserve	Dallas, TX	149	3rd Quarter 2008	1st Quarter 2010
Alexan St. Rose	Henderson, NV	430	1st Quarter 2009	2nd Quarter 2011
		2,729

(1)   The above estimated completion and commencement of project construction dates, other than The Reserve at Johns Creek, which is an operating property, are based solely on current market conditions and construction estimates and are accurate only as of the date of this Annual Report on Form 10-K.  These estimates are subject to change at any time based on these and other factors.

(2)   Commencement dates subsequent to the date of this Annual Report are estimated, while those prior to the date of this Annual Report are actual.

In the ordinary course of our business, we and the BHMP CO-JVs contract with unaffiliated multifamily developers and provide equity and/or loans for a particular Property Entity (our “Project Commitments”). We fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. Estimated remaining payments on our share of Project Commitments for 2009 are approximately $8.2 million and are expected to be funded from current cash balances.

The following is a summary description of our portfolio of investments as of December 31, 2008 with information concerning our direct, wholly owned investments and a separate table showing BHMP CO-JVs investments in Property Entities.  The BHMP CO-JV tables are broken out between investments in loans and equity investments further separated between developments and operating properties (dollar amounts in millions):

Wholly Owned Investment — Loans

Multifamily Developments	Our Company Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve	$2.2	$—	10.0%	4/2012	(2)

BHMP CO-JV Investments — Loans

Multifamily Developments	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve	$7.5	$7.1	10.0%	4/2012	(2)
The Eclipse	8.1	8.1	9.5%	4/2012	(2)
Fairfield at Baileys Crossing	22.1	22.1	9.5%	7/2012	(2)
Alexan St. Rose (3)	21.0	14.7	13.0%	12/2013	(2)
Tower 55 Hundred	20.0	20.0	9.5%	10/2012	(2)
Satori	14.8	14.8	10.0%	10/2012	(2)
Fairfield at Cameron House	19.3	19.3	9.5%	12/2012	(2)
Alexan Prospect	14.8	10.6	10.0%	4/2013	(2)
The Venue	5.8	5.8	10.0%	6/2013	—
Total BHMP CO-JV Loans to Developments	$133.4	$122.5

BHMP CO-JV Investments — Equity

Multifamily Developments	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Investment Amount	Property Entity Ownership (7)	Preferred Return (8)
The Eclipse	$3.5	50.1%	9.5%
Tower 55 Hundred (5)	3.5	50.1%	9.5%
Alexan St. Rose (6)	5.2	60.0%	9.5%
Satori	7.4	50.0%	9.5%
Alexan Prospect	7.3	50.1%	9.5%
The Venue	2.9	50.1%	9.5%
Total BHMP CO-JV Equity Investments in Developments	$29.8

Multifamily Operating	BHMP CO-JV Investment Information (1)
Name of Property	Investment Amount	Property Entity Ownership (7)	Preferred Return (8)
The Reserve at Johns Creek (4)	$6.7	80.0%	5.0%
Total BHMP CO-JV Equity Investments	$36.5
Total BHMP CO-JV Loans Advanced and Equity Investments	$159.0

(1)          We hold a 55% ownership interest in each BHMP CO-JV and PGGM owns the remaining 45% ownership interest, expect for The Reserve at Johns Creek Walk BHMP CO-JV, in which we hold a 64% ownership interest in the BHMP CO-JV and PGGM owns the remaining 36%.

(2)          The BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert into equity. Options are generally exercisable for a period ranging from 60-90 days after project completion.

(3)          The mezzanine loan investment made to the owner of the Alexan St. Rose project was made in the form of a senior mezzanine loan and a junior mezzanine loan, but they are referred to collectively as a single mezzanine loan.

(4)          This property is managed by a party that is affiliated with the other equity investors in the Property Entity.

(5)          BHMP CO-JV has a right to 50.1% of net proceeds after all other required distributions are made by the Property Entity.  In addition, our contributed capital is entitled to a preferred return.  In order to maintain our share of the back end interest (the residual profit after all other required distributions are made) and maintain the priority level of our capital, we must contribute 70% if certain capital is required by the Property Entity.

(6)          BHMP CO JV has a right to 60% of net proceeds after all other required distributions are made by the Property Entity.  In addition, our contributed capital is entitled to a preferred return.  In order to maintain the priority level of our capital, we must contribute 50% if certain capital is required by the Property Entity.

(7)          Property Entity ownership refers to the BHMP CO-JVs’ back end interest. Additional capital contributions may have different allocation percentages.

(8)          Preferred Return refers to the rate of return on BHMP CO-JV’s invested capital which has a higher priority than certain other distributions to equity owners.

Item 3.    Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Initial Public Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in the Initial Public Offering, pursuant to FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the value of a share of our common stock is estimated to be $10.00 per share. The basis for this valuation is the fact that the price paid to acquire a share in the Initial Public Offering is $10.00.  Although this estimated value is the price paid to acquire a share in our Initial Public Offering, this estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii) no public market for our shares exists or is likely to develop; and (iii) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

For up to three full fiscal years after the Initial Public Offering or any subsequent offering of our shares (other than offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital.)  Notwithstanding the foregoing, in February 2009, FINRA released Regulatory Notice 09-09.  This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old.  This would mean that broker-dealers that participate in a public offering of our shares could not use the last price paid to acquire a share in an offering as the estimated value per share of our common stock beyond 18 months after termination of the most recent offering.  We are currently evaluating how we will assist broker-dealers with this requirement.

Holders

As of March 13, 2009, we had approximately 19.0 million shares of common stock outstanding held by a total of approximately 3,600 stockholders.

Distributions

Until we generate sufficient cash flow from operations or FFO to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO.  Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect our board of directors to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis.  We intend to calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares.  Distributions will be paid to stockholders as of the record dates selected by the directors.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes.  Generally, distributed income will not be taxable to us under the Internal Revenue Code if we distribute at least 90% of our REIT taxable income.

Distributions will be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deem relevant.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements.  Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period.  See “Item 1.A. Risk Factors — Risks Related to Our Business in General — Distributions may be paid from capital and there can be no assurance that we will be able to generate the cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or to increase distributions over time.”

We are not prohibited from distributing our own securities in lieu of making cash distributions to stockholders.  We may issue securities as stock dividends in the future.

The distributions declared and paid during the years ended December 31, 2008 and 2007 exceeded FFO for the years ended December 31, 2008 and 2007 by approximately $2.7 million and $0.6 million, respectively.  Accordingly, for the years ended December 31, 2008 and 2007, approximately 58% and 32% of the distributions were funded from FFO.  Cash amounts distributed to stockholders in excess of FFO were funded from our offering proceeds.

Distributions as of December 31, 2008 and December 31, 2007 were as follows:

	Distributions
2008	Declared	Paid	Per Share
Fourth Quarter	$2,394,437	$1,996,413	0.164
Third Quarter	1,330,495	1,330,539	0.093
Second Quarter	1,330,847	1,330,802	0.092
First Quarter	1,301,225	1,279,428	0.092
	$6,357,004	$5,937,182	$0.441

	Distributions
2007	Declared	Paid	Per Share
Fourth Quarter	$730,682	$396,450	0.092
Third Quarter	196,590	118,764	0.091
Second Quarter	—	—	—
First Quarter	—	—	—
	$927,272	$515,214	$0.183

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from investments and operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  In addition, effective on March 2009, our board of directors increased our distribution rate for an annual effective rate of 6.5% to 7.0%. As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See “Funds from Operations” section below for a reconciliation of FFO to our net income.

Recent Sales of Unregistered Securities

In connection with our initial capitalization, on August 4, 2006, we issued 1,249 shares of our common stock to Behringer Harvard Holdings for $8.01 per share.  In addition, on November 28, 2007, we issued 23,720 additional shares of our common stock to Behringer Harvard Holdings for $8.01 per share and 1,000 shares of our convertible stock to the Advisor for $1 per share.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  We issued these shares of common stock and convertible stock in private transactions exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.

We also commenced a private offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007.  In connection with the private offering, we issued an aggregate of approximately 14.2 million shares of its common stock for an aggregate purchase price of approximately $127.3 million in the private offering.  The Registrant issued these shares of common stock in private transactions exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-148414) filed under the Securities Act and declared effective by the SEC on September 2, 2008, we are offering for sale to the public on a “best efforts” basis (1) a maximum of 200,000,000 shares of our common stock at a price of $10.00 per share and (2) up to 50,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of approximately $2.5 billion. As of December 31, 2008, we had sold approximately 1.1 million shares of our common stock on a best efforts basis pursuant to the Initial Public Offering for aggregate gross offering proceeds of approximately $10.9 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 24,969 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2006 or the 14.2 million shares from our Private Offering.

From the commencement of the Initial Public Offering through December 31, 2008, we incurred $5.6 million for O&O expenses in connection with the issuance and distribution of the registered securities pursuant to the Initial Public Offering.

From the commencement of the offerings through December 31, 2008, the net offering proceeds to us from the offerings, after deducting the total expenses incurred described above, were $123.7 million. From the commencement of the offerings through December 31, 2008, we have invested $96.5 million of such net proceeds to invest primarily in BHMP CO-JVs.  Of the amount used for the purchase of these investments, $4.4 million was paid to Behringer Multifamily Advisors, as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Initial Public Offering of our common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year.

During the fourth quarter ended December 31, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—	(1)
November	16,667	$8.40	16,667	(1)
December	—	$—	—	(1)
	16,667	$8.40	16,667

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our advisor and its affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payment.”  In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations. We have issued a total of 6,000 shares of restricted stock to our independent directors as of December 31, 2008.

Convertible Stock

Our authorized capital stock includes 1,000 shares of convertible stock, par value $0.0001 per share.  We have issued all of such shares to our advisor.  No additional consideration is due upon the conversion of the convertible stock.  There will be no distributions paid on shares of convertible stock.  The conversion of the convertible stock into common shares will result in dilution of the stockholders’ interests.

With certain limited exceptions, shares of convertible stock shall not be entitled to vote on any matter, or to receive notice of, or to participate in, any meeting of stockholders of the company at which they are not entitled to vote.  However, the affirmative vote of the holders of more than two-thirds of the outstanding shares of convertible stock is required for the adoption of any amendment, alteration or repeal of a provision of the charter that adversely changes the preferences, limitations or relative rights of the shares of convertible stock.

Upon the occurrence of (A) our making total distributions on the then outstanding shares of our common stock equal to the issue price of those shares (that is, the price paid for those shares) plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares; or (B) the listing of the shares of common stock for trading on a national securities exchange, each outstanding share of our convertible stock will convert into the number of shares of our common stock described below.  Before we will be able to pay distributions to our stockholders equal to the aggregate issue price of our then outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares, we will need to sell a portion of our assets.  Thus, the sale of one or more assets will be a practical prerequisite for conversion under clause (A) above.

Upon the occurrence of either such triggering event, each share of convertible stock shall, unless our advisory management agreement with Behringer Harvard Multifamily Advisors I has been terminated or not renewed on account of a material breach by our advisor, generally be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the value of the company (determined in accordance with the provisions of the charter and summarized in the following paragraph) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by (B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.  In the case of conversion upon the listing of our shares, the conversion of the convertible stock will not occur until the 31st trading day after the date of such listing.  However, if our advisory management agreement with Behringer Harvard Multifamily Advisors I expires without renewal or is terminated (other than because of a material breach by our advisor) prior to either such triggering event described in the foregoing paragraph (an “advisory management agreement termination”), then upon either such triggering event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by Behringer Harvard Multifamily Advisors I.

Our board of directors will oversee the conversion of the convertible stock to ensure that any shares of common stock issuable in connection with the conversion is calculated in accordance with the terms of our charter and to evaluate the impact of the conversion on our REIT status.  If, in the good faith judgment of our board, full conversion of the convertible stock would jeopardize our status as a REIT, then only such number of shares of convertible stock (or fraction of a share thereof) shall be converted into a number of shares of common stock such that our REIT status would not be jeopardized.  The conversion of the remaining shares of convertible stock will be deferred until the earliest date after our board of directors determines that such conversion will not jeopardize our qualification as a real estate investment trust.  Any such deferral will not otherwise alter the terms of the convertible stock.

Item 6.    Selected Financial Data

We were formed on August 4, 2006.  Through December 31, 2008, all of our Co-Investment Ventures were BHMP CO-JVs.  As of December 31, 2008, we and our BHMP CO-JVs had investments in nine properties under development and one operating apartment community.   As of December 31, 2007, we and our BHMP CO-JVs had investments in seven properties under development and one operating apartment community.  As of December 31, 2006, we owned no properties.  Accordingly, the following selected financial data for each fiscal year presented below reflects significant increases in all categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
Balance Sheet Data:	2008	2007	2006
Cash and cash equivalents	$23,771	$53,378	$20
Investments in unconsolidated real estate joint ventures	96,505	60,069	—
Total assets	120,894	115,442	20
Long term obligations	—	—	—
Total liabilities	8,500	2,022	11
Minority interest	—	—	10
Stockholders’ equity	112,394	113,420	(1)

	For Year Ended		For the period from August 4, 2006 (date of inception) through
Operating Data:	2008	2007	December 31, 2006
Equity in earnings of unconsolidated real estate joint venture investments	$4,276	$793	$—
Interest income	885	343	—
Net income (loss)	2,630	(207)	(14)
Basic and diluted earnings (loss) per share	0.18	(0.08)	(11.25)
Distributions declared per share — basic and diluted (1)	0.44	0.34	—

(1)          We paid our first distribution in July 2007.

	For Year Ended		For the period from August 4, 2006 (date of inception) through
Cash Flow Data:	2008	2007	December 31, 2006
Cash Flow provided by operating activities	$2,383	$245	$—

Cash Flow used in investing activities	$(35,420)	$(60,792)	$—

Cash Flow provided by financing activities	$3,430	$113,904	$20

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal and state income tax purposes. We make investments in and operate high-quality multifamily communities. In particular, we were organized to invest in and operate high-quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of December 31, 2008, all of our investments have been in high-quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States. Substantially all of our real estate investments are unconsolidated joint venture investments in BHMP CO-JVs. As of December 31, 2008, we have made ten separate investments in multifamily BHMP CO-JVs. Nine of the ten Property Entities are in development and one is an operating property. As of December 31, 2008, the BHMP CO-JVs have made ten mezzanine loans related to the development projects and seven equity investments in Property Entities, with equity purchase options for all Property Entities. The development properties are located in Texas, Virginia, Florida, Colorado, Nevada, Maryland, and an equity investment in a Property Entity with one operating property located in Georgia.

Our investment strategy is designed to provide our stockholders with a diversified portfolio and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to primarily invest in, acquire and operate multifamily communities, with a particular focus on using multiple strategies to acquire investments in high quality multifamily communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We intend to make investments on our own or through Co-Investment Ventures. Directly or through Co-Investment Ventures, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. As of December 31, 2008, we have not made any international investments. We will not make international investments until all of our non-independent directors and one of our independent directors have at least three years of relevant experience acquiring and managing such international investments.

Through December 31, 2008, we have primarily executed our strategy through Co-Investment Ventures with PGGM. We believe our BHMP CO-JV program will allow us to increase the number of our investments, thereby increasing our risk diversification, and to participate with greater economic interest in larger or more selective real estate investments, thereby providing greater access to high quality investments. As of December 31, 2008, these BHMP CO-JV investments have included mezzanine and mortgage loans, equity interests and options to acquire equity interests. We intend to continue to invest in BHMP CO-JVs that will own these types of investments and that focus on multifamily operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, other than residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with PGGM and may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We may also pursue direct investments consistent with our investment policies.

Through our arrangements with PGGM, we have received commitments from them to invest $200 million in approved BHMP CO-JV co-investments. PGGM has indicated its willingness to increase its commitment to $300 million. Generally PGGM will co-invest at 45% and we will contribute 55% of the investment requirements. We intend to fund our portion from proceeds of our Initial Public Offering. Our strategy is to utilize these combined funds to invest in Property Entities with other third parties, generally developers investing in multifamily communities. The partners to these Property Entities will then be a BHMP CO-JV and the developer partner, although there could be other third-party participants.

Each Property Entity agreement is unique and heavily negotiated, but we will generally seek the following provisions:

For development stage investments:

•                  Completion Guarantees — The developer provides us with a guarantee of completion and costs from a dedicated entity with cash, real estate and/or securities.  This entity is typically not the developer entity or the Property Entity, but what is referred to as “the guarantee entity.”  We believe that this guarantee is an important mitigant to guarantee completion of developments at budgeted costs.

•                  Developer Fee Subordination — We negotiate fee deferrals at various levels.  The fees, usually developer fees for managing the development, are deferred and only received by the developer after we have recouped certain of our investments, which may include our mezzanine loan and any accrued and unpaid interest, equity investment and preferred return.

•                  Cost Overrun Protection — Generally, we will seek to mandate that any cost overruns, including those due to delayed completions, be borne by the developer or other capital partners, which essentially reduces their share of net profit from development to the extent of any such overrun.  Because this is a significant compensation to the developer, the developer is highly motivated to remain on budget.

For operating and development stage investments:

•                  Equity Subordination — We will seek to require the other partners to provide an equity investment that is subordinate to our investment.  In these instances, some or all of our returns will take priority to the other partner equity.

•                  Hurdle Returns — We will seek to receive certain minimum returns before the other partners participate in operating cash flow or residual profits from a sale or other capital events. In these instances we may receive a preferred return on our capital investment or require that our capital investment earn a minimum required internal rate of return.

•                  Joint Funding Protection — Although our structures do not require that any of the partners fund capital calls for development or operating deficits, we seek to include higher preferred returns on these types of capital contributions. As we may have more incentive to keep the project funded, if the other partners do not contribute pro-rata with us, then these higher preferred returns, which are generally the first allocation of distributable cash, would significantly dilute non-contributing partners.

Not all of these provisions may be included in each Property Entity agreements, or if our investment is initially a loan, some of these provisions may only be effective if we elect to make an equity investment. We believe these provisions will help us achieve our return requirements and help mitigate certain of the real estate project risks; however, there is no assurance we will achieve those objectives.

We believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily communities; such conditions include an assessment of job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. Our multifamily asset acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity. Investments in multifamily communities have benefited from the changing demographic trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the housing market, low rates of inflation, and increased immigration. Changes in domestic financial markets (discussed below) can affect the stability and direction of these historical trends and can adversely affect our strategy. Multifamily community demand is also affected by changes in credit market liquidity and repricing of risk affects the cost and availability of financing for purchase of single family homes. Based on projected economic and credit market conditions for the United States in 2008, as published by prominent real estate and economic advisory firms, we expect the national pace of real estate acquisitions to be slower in 2009 than in recent years.

Recently, domestic financial and real estate markets have experienced unusual volatility and uncertainty. Liquidity has tightened in most financial markets, including investment grade debt, commercial and construction real estate financing and equity capital markets. Multifamily fundamentals are also beginning to exhibit signs of softenening. These include an increase in unemployment and supply, particularly so-called shadow rental alternatives from unsold condominiums and single-family residences. These factors are contributing to lower rental rates, lower occupancy levels and lower valuations in many multifamily markets. With our strategy of investing in high quality projects in fundamentally sound long-term markets, we believe our existing portfolio is well positioned to perform over the life of the project. However, we may experience a decrease in net operating income in the interim, which may affect certain investment values and cash flow. On the other hand, if multifamily prices decline and cap rates increase, any new investments we may make may generate higher returns and cash flows.

The deterioration of the capital markets has also affected the liquidity and pricing of mezzanine loans, currently our primary investment type. Spreads on these loans have widened dramatically with limited secondary markets. We believe this market condition has not materially affected our mezzanine portfolio due to our strategy of investing in mezzanine loans based on the quality of the underlying real estate, the security and collateral backing the loans, our investment structures (which allow us the option to convert our loan investments into equity ownership) and our intent and ability to hold these loans to maturity. Further, government-sponsored entities such as Fannie Mae and Freddie Mac have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.

We evaluate our mezzanine investments and other real estate investments for impairment based on general and market specific factors. See “Critical Accounting Policies and Estimates” discussed below.

As discussed further below, we expect to meet our short-term liquidity requirements through the net cash raised from our prior private offering, our Initial Public Offering and cash flow from the operations of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our monthly distribution.

We actively search for real estate opportunities and routinely evaluate making investments in potential operating properties and development projects. We expect to use the proceeds from our Initial Public Offering to substantially increase the number and amount of our investments in operating properties and potential development projects.  As of December 31, 2008, we sold a total of approximately 1.1 million shares of common stock and raised a total of $10.9 million in gross proceeds in our Initial Public Offering.  In addition, we commenced the Private Offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering.

Property Portfolio

The following is a summary description of our investments as of December 31, 2008 and 2007 (amounts in millions). The information separates our wholly owned investments and investments in unconsolidated real estate joint ventures.  The increased balance on our investments in unconsolidated real estate joint ventures in 2008 is largely due to the addition of two new investments  in BHMP CO-JVs for approximately $15.6 million and advances on existing notes receivable for approximately $18.0 million.

	December 31,
	2008	2007
Wholly Owned Investment
Loan — Multifamily Development
Grand Reserve	$—	$—

Investments in Unconsolidated Real Estate Joint Ventures
Multifamily Operating
The Reserve at Johns Creek	4.8	5.9

Multifamily Developments
Grand Reserve	4.3	1.9
The Eclipse	7.0	4.5
Alexan St. Rose	14.4	2.8
Fairfield at Baileys Crossing	12.6	12.7
Tower 55 Hundred	13.9	13.7
Fairfield at Cameron House	10.9	7.0
Satori	13.0	11.6
Alexan Prospect	10.6	—
The Venue	5.0	—
Total - Development	91.7	54.2

Total Investments in Unconsolidated Real Estate Joint Ventures	$96.5	$60.1

For additional information concerning our investments, refer to “Item 2. Properties.”

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we will have control. All inter-company transactions, balances and profits are eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our advisor will be required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocation those losses between the equity owners, subordinated lenders or other variable interests. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Included in notes receivable are both mortgage notes receivable and mezzanine notes receivable.  Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

In accounting for notes receivables by our Co-Investment Ventures or us, there are judgments related to whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21 “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property”, we evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our BHMP CO-JVs contain a right to participate in expected residual profits. In addition the Property Entities or project borrower remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivables for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”. Based on specific circumstances we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary based on factors including the general or market specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

There are judgments involved in determining whether an impairment is other than temporary. As these types of loans are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If loans are considered impaired, then judgments and estimates are required to determine the projected cash flows for the loan, considering the borrower’s or if applicable the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral.

Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our results of operations and financial condition.

Investments in Real Estate Joint Ventures

Substantially all of our current investments have been made through joint Co-Investment Ventures. We are the manager of the Co-Investment Venture’s affairs, but the operation of Co-Investment Ventures are conducted in accordance with operating plans prepared by us and approved by us and the other joint venture member (the “Co-Investment Partner”). In addition, without the consent of both members of the Co-Investment Venture, the manager may not approve or disapprove on behalf of the Co-Investment Venture certain major decisions affecting the Co-Investment Venture, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the Co-Investment Venture or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project) or (iii) incurring or materially modifying any indebtedness of the Co-Investment Venture or the subsidiary REIT. As of December 31, 2008, each Venture has two members, and each Venture member possesses equal substantive participating rights to make decisions which constitute routine occurrences in each Venture’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital.

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

Each of the Property Entities have different profit sharing interests, some of which have numerous allocation and distribution provisions where certain equity investors receive preferred interests or deferred participations. In accordance with SOP 78-9, we allocate income and loss for determining our equity in earnings of unconsolidated joint ventures based on the underlying economic effect or participation in the benefit or loss. Although our policy is to use the concepts of a hypothetical liquidation at book value, judgment is required to determine which owners are bearing economic benefits or losses, particularly as properties move from development to operations and guarantees are triggered or removed. A change in these judgments could result in greater or lesser amounts of equity in earnings.

Where we or the BHMP CO-JV have both equity investments and loans to Property Entities and Property Entities are capitalizing interest expense during construction, we must evaluate whether our or the BHMP CO-JV’s interest should be recognized as income or if any of the interest income is allocated to ours or the BHMP CO-JVs’ partnership equity interest and then deferred until realization from third parties through a sale of the Property Entities’ property. There are judgments and estimates involved in determining which party is responsible for the interest and whether there has been a realization with respect to our interest. Where interest is paid from the Property Entity which are funded from the other partners, either directly or from loans guaranteed by the other partners, our policy is to consider the interest income realized and no amounts are deferred. If interest income is not paid currently, after the period the senior loan has funded, or if the circumstances indicate that we or the BHMP CO-JV have not realized the interest income, we or the BHMP CO-JV defer the portion of the interest that relates to our equity interest. A change in the judgments, assumptions or specific facts could result in us or the BHMP CO-JV recording interest income when it should be deferred and recognized when the underlying property is sold or in us or the BHMP CO-JV deferring the interest income when it should have been recorded as interest income. The effects of these changes could be material to our results of operations and financial condition.

Investment Impairments

For real estate we wholly own or record on a consolidated basis, we will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

In evaluating our investments for impairment, our advisor will make several judgments, assumptions and estimates, including, but not limited to, the projected date of disposition of our investments in real estate, the estimated future cash flows from our investments in real estate and the projected sales price of each of our investments in real estate. Recently, domestic financial and real estate markets have experienced unusual volatility and uncertainty with fewer non-distressed secondary transactions available to base these estimates and assumptions on. A change in these judgments, assumptions and estimates could result in understating or overstating the book value of our investments which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Initial valuations are subject to change until our information is finalized, which will be no later than twelve months from the acquisition date.

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

Results of Operations

For the year ended 2008, we are reporting net income of $2.6 million, compared to a net loss of $0.2 million in 2007, primarily due to our 2008 results benefiting from additional investments in 2008 while our 2007 results included investments placed during 2007. These investments were funded from cash previously raised from our 2007 Private Offering and new proceeds from our 2008 Initial Public Offering.  These operating benefits were partially offset by higher asset management fees and general and administrative expenses due to our larger portfolio.

For 2008 and 2007, our primary investments have been mezzanine and mortgage development loans in Property Entities, substantially all BHMP CO-JVs.  As of December 31, 2008, we and our BHMP CO-JVs invested in nine properties under development and one operating multifamily community. As of December 31, 2007, we and our BHMP CO-JVs had investments in seven properties under development and one operating apartment community. We began acquiring interests in real estate in April 2007.

In June 2007, PGGM purchased 45% of the equity in two of our wholly-owned subsidiaries; one owning the Grand Reserve Senior Mezzanine Loan commitment and the other owning The Eclipse commitments. We entered into these commitments in April 2007 and had partially funded it as of June 2007.  The purchase resulted in our deconsolidating the investment and accounting for them on the equity method.  We recorded the transaction at the investment carry over basis and accordingly no gain or loss was recognized.

Accordingly, our results for 2008 are not directly comparable to 2007 or 2006, where our results of operations for each period presented reflect significant increases in all categories. This will likely by the case until we substantially invest the proceeds from the Initial Public Offering.

Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

Asset Management Fee and other fees. Asset management fees for the years ended December 31, 2008 and 2007 were approximately $0.9 million and $0.2 million, respectively. These fees are based on the amount of our real estate investment and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2008 compared to 2007. We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

Interest Expense. Interest expense for the years ended December 31, 2008 and 2007 was approximately $0 and $0.6 million, respectively, and was comprised of interest costs due for borrowings under the credit facility with Behringer Harvard Operating Partnership I LP. We entered into this credit facility in April 2007 and borrowed a total of $36 million during 2007. This credit facility was terminated on December 20, 2007 and all amounts were paid in full. In the ordinary course of our business, we may enter into borrowing arrangements in the future, which would create additional interest expenses; however, as of December 31, 2008, there is no credit facility or company borrowings in place.

General and Administrative Expense. General and administrative expenses for the years ended December 31, 2008 and 2007 were approximately $1.6 million and $0.4 million respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. Significant increases in 2008 included new corporate legal and accounting allocations from our Advisor for $0.5 million, increased audit fees for $0.3 million and directors and officers insurance expenses of $0.2 million related to our Initial Public Offering.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Organization Expense. Organization expense for the years ended December 31, 2008 and 2007 was approximately $9,500 and $50,000, respectively.  In connection with the September 2, 2008 amendment to our Advisory Management Agreement, we recorded the remaining unreimbursed organization costs. We do not expect any significant additional organization expenses in the future.  In 2007, related to our Private Offering, we had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor, which covered organization and offering expenses incurred on our behalf. We recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.

Interest Income. Interest income for the years ended December 31, 2008 and 2007 was approximately $0.9 million and $0.3 million, respectively, and primarily included interest earned on our bank deposits with funds from our Private Offering, which terminated on December 28, 2007, and to a lesser extent our Initial Public Offering in 2008. During 2008, we had a higher average balance as compared to 2007, which was only partially offset by lower interest rates in 2008. Our average interest rate as of December 31, 2008 and 2007 was 1.75% and 2.15%, respectively.  Our interest income on bank deposits is a function of the timing and magnitude of our acquisition activity, which we expect to increase.  As of December 31, 2008, interest income on direct, wholly owned investments, primarily mezzanine loans, has not been significant.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures. Equity in earnings of joint venture investments for the years ended December 31, 2008 and 2007 was approximately $4.3 million and $0.8 million, respectively, and included our share in earnings from our unconsolidated joint venture investments. These net earnings increased due to the increased funding of investments and the acquisition of two joint venture investments. During 2008, we made $35.4 million of new investments in BHMP CO-JVs. Of this amount, approximately $27.0 million related to loan investments in Property Entities and approximately $8.4 million related to equity investments in Property Entities. A breakdown of our approximate equity earnings by type of underlying investments for the years ended December 31, 2008 and 2007 are as follows (amounts in millions):

	2008	2007
Loan investments	$5.4	$1.2
Equity investments	(1.1)	(0.4)
Total	$4.3	$0.8

Earnings from underlying loan investments increased due to investments in Property Entities for the Grand Reserve, Fairfield at Baileys, and Fairfield at Cameron House. Our weighted-average interest rate on the underlying loan investments was approximately 10.1% in 2008 and 9.7% in 2007. Equity in earnings from underlying equity investments was a loss in 2008 and related to one Property Entity that was an operating property, The Reserve at Johns Creek. A loss was recognized due to interest expense and depreciation exceeding net operating income for the project.

We would expect our equity in earnings related to underlying loan investments to increase until the Property Entities have completed the project development, when, if the mezzanine loans are converted to equity investments, our equity investments will increase. However, we anticipate equity investments to report less earnings due to depreciation and interest expense exceeding net operating income for the Property Entity during the first years of operations. Accordingly, as the proportion of our equity investments increases, we expect our net earnings in unconsolidated real estate joint ventures to decline for an interim period and may even reflect a net loss. Even if underlying loan investments are not converted to equity interests, our earnings in unconsolidated real estate joint ventures may decline due to restrictions on recording interest income, either due to deferral of interest or consolidation. See “Critical Accounting Policies and Estimates” discussed above.

We review our investments for impairments in accordance with our accounting policies. For the years ended 2008 and 2007 we have not recorded any impairment losses. However, this conclusion could change in future periods based in changes in certain factors, primarily:

•                  Status of guarantor’s financial position. If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. If our analysis was dependent on a guarantor’s ability to perform, our judgments could change. Each of our development Property Entities depend upon the guarantor’s financial position.

•                  Project specific performance. All of our loan and equity investments in Property Entities are dependent on the level 3 assumptions (management derived market assumptions) included in our SFAS No. 157 fair value determinations. These assumptions particularly include projected rents, occupancy and terminal cap rates. If general and specific market conditions continue to deteriorate, changes in these assumptions will affect our fair value determinations.

•                  Workouts. In structuring the BHMP CO-JVs investment in Property Entities, some of our investments contain provisions that provide us with priority or preferential returns. If the underlying projects are affected by market conditions, which may not directly affect our returns, but do affect the other partners, the other partners may request workouts or other changes to the deal structures. Although we may not be contractually forced to accept these changes, there could be other factors that would cause us to accept certain modifications or enter into workouts. Based on the consequences of theses changes, our assessment of our investment could change.

We review for these and similar events in the preparation of our consolidated financial statements.

Fiscal year ended December 31, 2007 as compared to the period from August 4, 2006 (date of inception) through December 31, 2006

Asset Management Fees. Asset management fees for the year ended December 31, 2007 were approximately $0.2 million. There were no asset management fees for the year ended December 31, 2006.  The increase is due to acquiring joint venture interests in eight properties during 2007.  During the period ended December 31, 2006, we did not own or acquire any joint venture interests or real estate.

Interest Expense. Interest expense for the year ended December 31, 2007 was approximately $0.6 million.  There was no interest expense for the period ended December 31, 2006. The increase is due to interest costs due for borrowings under the credit facility with Behringer Harvard Operating Partnership I LP.  We entered into this credit facility in April 2007 and borrowed a total of $36.0 million during the year ending December 31, 2007.  This credit facility was terminated on December 20, 2007; all amounts were paid in full.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2007 and 2006 were approximately $0.4 million and $14,000, respectively, and included corporate general and administrative expenses, as well as compensation of our board of directors, auditing and tax fees, and legal fees.  The increased amount in 2007 was due to increased corporate activity.

Organization Expense. Organization expense for the year ended December 31, 2007 was approximately $50,000.  There was no organization expense for the period ended December 31, 2006.  We had an obligation to pay a fixed fee of 1.5% of our gross private offering proceeds to our advisor, which covered organization and offering expenses incurred on our behalf. We have recorded the pro-rated share of organization expenses embedded in the fee as an expense. The private offering was terminated on December 28, 2007.

Interest Income.  Interest income for the year ended December 31, 2007 was approximately $0.3 million.  There was no interest revenue for the period ended December 31, 2006.  Interest income primarily included interest earned on our funds on deposit with banks that resulted from the receipt of proceeds from our Private Offering, which terminated on December 28, 2007, as well as interest earned on the Grand Reserve loans during the period they were accounted for as a loan.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures.  Equity in earnings of joint venture investments for the year ended December 31, 2007 was approximately $0.8 million, and included our share in earnings from our unconsolidated joint venture investments.  There was no equity in earnings of joint venture investments for the period ended December 31, 2006. Equity in earnings generated from the joint venture investments were due primarily from interest and fees accrued on loans made to Property Entities.  Equity in earnings was reduced, in part, from a joint venture investment in an operating property that incurred a net loss after deducting interest, depreciation and amortization.

Cash Flow Analysis

Cash and cash equivalents decreased in 2008 by approximately $29.6 million primarily due to our Private Offering terminating in December 2007 and our Initial Public Offering not commencing until September 2008. Accordingly, we largely used our cash resources carried over from our 2007 Private Offering to fund our $36.6 million new investment acquisitions and fundings. During 2007 we raised $127.3 million from our Private Offering and invested $61.3 million in new investment acquisitions and fundings. There was no significant cash flow for our short period of operations in 2006.  Should we fund additional real estate investments, we may reduce the amount of available cash and cash equivalents in 2009.

Year ended December 31, 2008 as compared to the year ended December 31, 2007

As of December 31, 2008, we made BHMP CO-JV investments in nine properties under development and one joint venture interest in an operating multifamily community. We began to receive proceeds from our Private Offering in April 2007, which terminated on December 28, 2007. We began acquiring interests in real estate in April 2007.  As a result, our cash flows for the year ended December 31, 2008 reflect significant differences from the cash flows for the year ended December 31, 2007.

Cash flows provided by operating activities for the year ended December 31, 2008 were $2.4 million compared to $0.2 million in 2007. The increase was due to additional BHMP CO-JV investments in 2008, which were proportionally outstanding longer than compared to 2007. In 2008, we received operating distributions from BHMP CO-JVs of $4.3 million compared to $0.8 million in 2007. This was partially offset by additional asset management fees and general and administrative costs related to additional BHMP CO-JVs.

Cash flows used in investing activities for the year ended December 31, 2008 were $35.4 million compared to $60.8 million in 2007. Our primary investing activity is investment acquisitions or fundings, which are largely dependent on our capital raises. During 2007, we were investing proceeds from our Private Offering, which expired in December 2007. These proceeds provided the funding source for our 2007 acquisitions with funds not spent carrying over to 2008. We did not commence our Initial Public Offering until September 2008; therefore, new proceeds were not available earlier in the year. Consequently, investments in 2008 were down compared to 2007. As our Initial Public Offering continues into 2009, we would expect our new acquisitions to increase. Also providing a source of investing cash flow in 2008 were BHMP CO-JV distributions in 2008, which were in excess of the equity earnings in unconsolidated joint ventures. These are presented as an investing activity and not cash flows from operating activity.

Cash flow from financing activities for the year ended December 31, 2008 were $3.4 million compared to $113.9 million in 2007.  Financing activities decreased from 2007 to 2008 due to our Private Offering continuing through December 2007 and our Initial Public Offering not beginning until September 2008. As our Initial Public Offering continues into 2009, we would expect proceeds from the sale of common stock to increase. Distributions in 2008 were higher than 2007 due to higher distribution rates and increased common stock outstanding. As our board of directors has increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, we would expect the amount of distributions to increase significantly. As discussed above, we expect to fund increased distributions from the increased amount of investments and to the extent necessary from the proceeds of our Initial Public Offering. Offering costs paid were significantly higher in 2007 compared to 2008 because offering costs paid are a factor of our common stock sales. Also, in 2007 we received financing cash flows from our credit facility. These amounts were repaid in December 2007 from proceeds of our capital raises.

The Company and Behringer Harvard Multifamily Advisors I intends to amend the Advisory Management Agreement, effective April 1, 2009.  Under the amended Advisory Management Agreement, we will reimburse our advisor for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously advanced by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement, but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of our gross Public Offering.  Accordingly, we expect payments of offerings costs to increase in 2009.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended December 31, 2008, TOE of approximately $2.5 million exceeded 2% of our AIA (which was approximately $1.9 million) by approximately $0.6 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our initial public offering of common stock from December 31, 2007 through September 2, 2008 and our rate of investments thereafter caused the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors members in connection with service on the board of directors and its committees to be disproportionate to the Company’s AIA and NI.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for making investments, on our own or through joint ventures, in existing core multifamily communities, multifamily communities in various stages of development, mortgage, bridge or mezzanine loans and other investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.  Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could lower returns than our targeted investments in real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.

Short Term Liquidity and Credit Facility

Our primary indicator of short-term liquidity is our cash and cash equivalents. As of December 31, 2008, our cash and cash equivalent balance was $23.8 million, compared to $53.4 million as of December 31, 2007. On a daily basis cash is affected by our net raise from our Initial Public Offering and distributions from our investments, primarily investments in unconsolidated joint ventures. Since September 2, 2008, we sold approximately 1.1 million shares of our common stock with gross proceeds of approximately $10.9 million.  Although there can be no assurance, we expect our common stock sales to increase in 2009. We also expect our operating cash flows to increase as additional investments are added to our portfolio.

Through December 20, 2007, we had the ability to borrow funds and use guarantees and letters of credit under a credit agreement with Behringer Harvard Operating Partnership I LP (the “Credit Facility”), and used borrowings under the Credit Facility to fund certain of our investments.  We pledged substantially all of the assets of Behringer Harvard Multifamily OP I and subsidiaries as collateral for the Credit Facility.  Interest was set at rates between 7.5% and 13% depending on defined leverage ratios.  In addition, commitment, facility and other fees were approximately $0.3 million.  The Credit Facility had an aggregate commitment of $100 million, which could have been increased to a maximum of $400 million. This Credit Facility was terminated on December 20, 2007.  As of December 31, 2008, we have not replaced the Credit Facility and we currently rely on proceeds from our Initial Public Offering and operations to meet our liquidity requirements.  As the amount of our real estate investments grow, we would expect our expenses for asset management and general and administrative expenses to also increase. These expenses represent our primary short-term cash requirements.  Accordingly, as we evaluate the timing and magnitude of our offering proceeds, we may eventually decide to enter into a new credit facility with financial institutions to facilitate our cash management for these recurring expenses.

Long-Term Liquidity, Acquisition and Property Entity Debt Financing

Our primary source for acquisitions is the funds from our Initial Public Offering. This is an offering of up to $2 billion in gross proceeds exclusive of our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above. Through December 31, 2008, we have raised gross proceeds of approximately $10.9 million and paid related offering costs of approximately $1.4 million.

We intend to supplement these and future Initial Public Offering proceeds with capital from our Co-Investment program. As of December 31, 2008, our only Co-Investment arrangements are with PGGM and the BHMP CO-JVs. PGGM has committed to invest up to $200 million in the BHMP CO-JVs, but may increase their commitment to $300 million at any time prior to November 9, 2011. Generally PGGM and its general partner will own 45% of each BHMP CO-JV and we will own the remaining 55%.

Through December 31, 2008, we and PGGM have contributed approximately $92.6 million and $73.5 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily mezzanine construction loans. PGGM’s contribution as of December 31, 2008, is their funding towards a remaining contractual commitment of approximately $11.8 million. For us to realize the commitment, we would generally be expected to contribute approximately $12.7 million. We anticipate raising this capital from our continuing proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements and consequently, all or portions of the PGGM commitment may not be available to us.

For each equity investment made by the BHMP CO-JV in a Property Entity, we will also evaluate the use of existing or new property debt. Based on current market conditions and our investment and borrowing policies, we would expect to utilize Property Entity debt financing for 50 to 75% of acquisition or construction requirements. This Property Entity debt is not an obligation or contingency of the BHMP CO-JVs or of us but does allow us to increase our access to capital. As of December 31, 2008, the Property Entities had approximately $132.4 million of borrowings (exclusive of BHMP CO-JV debt), which are summarized as follows (amounts in millions):

	Amount	Interest Rates	Maturity Dates
Construction financing - variable interest rates	$50.4	LIBOR+ 211bps (average)	October 2011through December 2012
Construction financing - fixed or capped interest rates	$59.0	6.35% to 7.0%	April 2010 through November 2010
Permanent mortgages	$23.0	6.46%	March 2013
Total	$132.4

We would expect that the Property Entities would refinance these borrowings prior to their respective maturity date. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. We would anticipate that for some of these properties lower leverage levels may be necessary, which may require additional contributions from the BHMP CO-JVs. To the best of our knowledge all of the Property Entities are compliant with each of their borrowings. See the following sections below on Off-Balance Sheet Arrangements and Contractual Obligations for further discussion of our Project Commitments.

Other potential future sources of capital may include proceeds from secure or unsecured financings, arrangements with other Co-Investment partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operations.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods and other factors, including, but not limited, to our earnings, cash flow, anticipated cash flow, capital expenditure requirement, general financial condition or other factors that our board deems relevant.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions as they may be established or maintain distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions at all in order to conserve cash.

Until proceeds from our offerings are fully invested and generating sufficient operating cash flow from operations to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may generate cash to pay distributions from financing activities, components of which may include proceeds from our offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

The distributions declared and paid during the years ended December 31, 2008 and 2007 exceeded FFO for the years ended December 31, 2008 and 2007 by approximately $2.7 million and $0.6 million, respectively.  Accordingly, for the years ended December 31, 2008 and 2007, approximately 58% and 32% of the distributions were funded from FFO.  Cash amounts distributed to stockholders were funded primarily from our offerings.

Distributions as of December 31, 2008 and December 31, 2007 were as follows:

	Distributions
2008	Declared	Paid	Per Share
Fourth Quarter	$2,394,437	$1,996,413	0.164
Third Quarter	1,330,495	1,330,539	0.093
Second Quarter	1,330,847	1,330,802	0.092
First Quarter	1,301,225	1,279,428	0.092
	$6,357,004	$5,937,182	$0.441

	Distributions
2007	Declared	Paid	Per Share
Fourth Quarter	$730,682	$396,450	0.092
Third Quarter	196,590	118,764	0.091
Second Quarter	—	—	—
First Quarter	—	—	—
	$927,272	$515,214	$0.183

Over the long term, we expect that a greater percentage of our distributions will be paid from cash flow from investments and operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  In addition, effective on March 2009, our board of directors increased our distribution rate for an annual effective rate of 6.5% to 7.0%. As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See “Funds from Operations” section below for a reconciliation of FFO to our net income.

Off-Balance Sheet Arrangements

Our only BHMP CO-JV borrowing as of December 31, 2008 that meets the requirement of a consolidated BHMP CO-JV borrowing is the debt at The Reserve at Johns Creek.  The Reserve at Johns Creek is an operating apartment community wholly owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Property Entity”). The Reserve at Johns Creek Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan of $23 million was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the BHMP CO-JV or us, only to The Reserve at Johns Creek Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  No events of default have occurred. One of our BHMP CO-JVs owns an 80 percent equity interest in The Reserve at Johns Creek Property Entity, with the remaining 20% owned by the unaffiliated previous owner.

The investments in real estate and loans owned by us and our BHMP CO-JVs were entered into with unaffiliated developers and previous owners who own interests in the underlying real estate and development projects.  These unaffiliated parties and their affiliates have provided us with collateral interests in the properties, development projects, improvements, project owning entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Project Entities have also obtained additional financing that is senior to our investments, both our loans and equity investments. The senior loans are collateralized by the development and improvements and further secured with repayment and completion guarantees from the unaffiliated developer or their affiliates.  We have no contractual obligation on these senior level financings obtained by the unaffiliated developer, which includes land loans, construction loans, and ground leases.  These senior level financings have rates and terms that are different from our investment rates and terms.  In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.  See discussion above and Note 4 to our consolidated financial statements for information regarding borrowings for unconsolidated Property Entities.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for our Project Commitments.  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of December 31, 2008, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of December 31, 2008, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $173.0 million and the BHMP CO-JVs have currently funded approximately $162.0 million.  The BHMP CO-JVs will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $11.0 million.  The BHMP CO-JVs may become obligated under contingent sell options to three Property Entities as described below. In addition, we hold the Grand Reserve Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1,000.

The BHMP CO-JVs’ unfunded commitments for project construction will be generally funded as actual real estate project construction progresses. Estimated future payments and timing are as follows, as of December 31, 2008 (amounts in millions):

	The BHMP CO-JVs’ total unfunded commitments for project construction	The BHMP CO-JVs’ other contingent obligations under sell options	Our estimated portion of the BHMP CO-JVs’ unfunded commitments and contingent options	Our unfunded commitment on our mortgage loan	Our estimated total
2009	$11.0	$—	$6.0	$2.2	$8.2
2010	—	55.8	30.7	—	30.7
Total	$11.0	$55.8	$36.7	$2.2	$38.9

The contingent obligations under sell options relate to Fairfield at Baileys Crossing, Fairfield at Cameron House and the Grand Reserve Project Entities.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement.  The information in the table above represents our current estimates and actual amounts may be more or less.  As of December 31, 2008, no sell options are exercisable.

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  We redeemed 16,667 shares of common stock for $140,000 during the year ended December 31, 2008.

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

Our calculations of FFO are presented below:

	Year Ended December 31,
	2008	2007
Net income (loss)	$2,630,263	$(207,107)

Real Estate Depreciation and Amortization	1,050,649	508,263

Funds from Operations (FFO)	$3,680,912	$301,156

GAAP weighted average common shares	14,351,399	2,730,621

FFO per share	$0.26	$0.11

•                  The real estate depreciation and amortization amount includes our consolidated real estate depreciation and amortization and our share of Co-Investment depreciation and amortization which is included in earnings of unconsolidated real estate joint venture investments.  As of December 31, 2008 and 2007, respectively, two and one of our BHMP CO-JVs recognize depreciation and amortization.

•                  We had limited operations in 2006 with no depreciation or amortization incurred.  FFO for 2006 was not significant.

Non-cash Items Included in Net Income (Loss)

Our Co-Investment Ventures recognize certain non-cash items as income or expense which we received our share in equity in earnings in unconsolidated real estate joint ventures. Provided below is additional information related to those items that are included in our net income (loss) above, which may be helpful in assessing our operating results.

•                  Accrued interest income on loans with deferred interest payment terms was approximately $278,000 and $274,000 for years ended December 31, 2008 and 2007, respectively;

•                  Amortization of intangible lease assets was approximately $308,000 and $0 for the years ended December 31, 2008 and 2007, respectively;

•                  Amortized loan fee income was approximately $308,000 and $55,000 for the years ended December 31, 2008 and 2007, respectively;

•                  Amortization of deferred financing and other costs was approximately $102,000 and $1,000 for the years ended December 31, 2008 and 2007, respectively.

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on any future debt, each of which may impact the amount of cash available for distribution to our stockholders.

Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of  SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS 157-2 are effective for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations occurring beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R); however, investments in unconsolidated joint ventures are not affected.  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

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

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has   occurred most visibly within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt, mezzanine and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

We are exposed to interest rate changes as a result of long-term debt used by the Property Entities.  Our interest rate risk management objectives are primarily to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, borrowings are done primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of December 31, 2008, we did not have any outstanding debt. Our BHMP CO-JVs had investments in Property Entities with funded aggregate senior debt (which consists of third party first mortgages and construction loans) of approximately $132.4 million and BHMP CO-JV mezzanine and mortgage debt of $74.0 million. Of the third-party Property Entity debt, approximately $82.0 million was at fixed rate and $50.4 million was at variable interest rates with a weighted average of LIBOR plus 211 bps. Included in the fixed rate are two Property Entity construction loans totaling $59.0 million which are subject to interest rate hedges which effectively cap the interest rate exposure at interest rates ranging between 6.35% to 7.0%.

As of December 31, 2008, we did not have any significant notes receivables. Our BHMP CO-JVs had mortgage receivables from Property Entities of approximately $122.5 million with a weighted average coupon of 10.1%, all of which were at fixed rates.

As of December 31, 2008 we also had approximately $23.8 million of bank deposits and money market accounts. During 2008, the interest rates on these accounts significantly decreased and as of December 31, 2008 had weighted average interest rate of 1.75%. We do not believe interest rates could significantly decrease further; however, if interest rates were to increase, we could earn a higher return on our cash and cash equivalents.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.                                   Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K.

Item 9.                                   Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 20, 2009, and is incorporated herein by reference.

Item 11.        Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 20, 2009, and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 20, 2009, and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2009, which is expected be filed with the Securities and Exchange Commission on or about April 20, 2009, and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 20, 2009, and is incorporated herein by reference.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements and notes thereto.

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to Form 8-K filed on September 8, 2008
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on November 14, 2008
4.1

Form of Subscription Agreement, incorporated by reference to Exhibit B to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414

4.2

Distribution Reinvestment Plan, incorporated by reference to Exhibit C to the Company’s Post-Effective Amendment No .1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414

4.3

Automatic Purchase Plan, incorporated by reference to Exhibit D to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414

4.4

Share Redemption Program, incorporated by reference from the description under “Description of Shares—Share Redemption Program” in the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414

4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
10.1	Amended and Restated Advisory Management Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2008
10.2	Amended and Restated Property Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2008
10.3	Incentive Award Plan, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414
10.4	Service Mark Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2008
10.5*	Senior and Junior Mezzanine Promissory Notes by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008
10.6*	Senior and Junior Mezzanine Loan Agreements by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008
10.7*

Senior and Junior Mezzanine Deeds of Trust, Assignments of Rents and Leases, Security Agreements, Fixture Filings and Financing Statements by and between SW 132 St. Rose Senior Borrower LLC as grantor and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008

10.8*

Mezzanine Guaranty Agreement by and between CFP Residential, L.P., Kenneth J. Valach, Bruce Hart and J. Ronald Terwilliger collectively as guarantor and Behringer St. Rose REIT, LLC as lender dated December 31, 2008

10.9*

Intercreditor and Subordination Agreement by and between Bank of America, N.A. on behalf of senior construction lenders and land loan lender and Behringer Harvard St. Rose REIT, LLC as subordinate lender dated December 31, 2008

10.10*	Sale, Purchase and Escrow Agreement between Verandah Owner Limited Partnership as seller and Harvard Property Trust, LLC as purchaser dated January 26, 2009
10.11*	Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Harvard Property Trust, LLC as assignor and Behringer Harvard Multifamily OP I LP as assignee dated January 28, 2009
10.12*	First Amendment to Sale, Purchase and Escrow Agreement by and between Verandah Owner Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as purchaser dated February 20, 2009
21.1

Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No.1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Behringer Harvard Multifamily REIT I, Inc. — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-5

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from August 4, 2006 (date of inception) through December 31, 2006	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007 and for the period from August 4, 2006 (date of inception) through December 31, 2006	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from August 4, 2006 (date of inception) through December 31, 2006	F-8

Notes to Consolidated Financial Statements	F-9

Behringer Harvard Baileys Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-28

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-29

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-30

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-31

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-32

Notes to Consolidated Financial Statements	F-33

Behringer Harvard Cameron House Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-38

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-39

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from September 12, 2007 (date of inception) through December 31, 2007	F-40

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from September 12, 2007 (date of inception) through December 31, 2007	F-41

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from September 12, 2007 (date of inception) through December 31, 2007	F-42

Notes to Consolidated Financial Statements	F-43

Behringer Harvard Columbia Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-48

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-49

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from August 6, 2007 (date of inception) through December 31, 2007	F-50

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from August 6, 2007 (date of inception) through December 31, 2007	F-51

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from August 6, 2007 (date of inception) through December 31, 2007	F-52

Notes to Consolidated Financial Statements	F-53

Behringer Harvard Johns Creek Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-59

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-60

Consolidated Statements of Operations for the year ended December 31, 2008 and for the period from August 3, 2007 (date of inception) through December 31, 2007	F-61

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from August 3, 2007 (date of inception) through December 31, 2007	F-62

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from August 3, 2007 (date of inception) through December 31, 2007	F-63

Notes to Consolidated Financial Statements	F-64

Behringer Harvard Lovers Lane Venture I, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-70

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-71

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from June 1, 2007 (date of inception) through December 31, 2007	F-72

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from June 1, 2007 (date of inception) through December 31, 2007	F-73

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from June 1, 2007 (date of inception) through December 31, 2007	F-74

Notes to Consolidated Financial Statements	.F-75

Behringer Harvard Satori Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-80

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-81

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-82

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-83

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007	F-84

Notes to Consolidated Financial Statements	.F-85

Behringer Harvard St. Rose Venture, LLC — Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-91

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-92

Consolidated Statements of Income for the year ended December 31, 2008 and for the period from July 9, 2007 (date of inception) through December 31, 2007	F-93

Consolidated Statements of Members’ Equity for the year ended December 31, 2008 and for the period from July 9, 2007 (date of inception) through December 31, 2007	F-94

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from July 9, 2007 (date of inception) through December 31, 2007	F-95

Notes to Consolidated Financial Statements	F-96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Multifamily REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008 and for the period from August 4, 2006 (date of inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and for the period from August 4, 2006 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Investments in unconsolidated real estate joint ventures	$96,504,812	$60,068,633
Cash and cash equivalents	23,771,206	53,377,585
Receivables from affiliates	298,807	300,927
Notes receivable	1,175	70,986
Restricted cash	—	53,300
Escrow deposits	—	888,525
Other assets, net	318,381	681,917
Total assets	$120,894,381	$115,441,873

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$627,445	$1,130,992
Distributions payable	831,878	412,058
Accrued offering costs payable to affiliates	6,918,354	282,214
Accounts payable and accrued liabilities	122,756	143,812
Subscriptions for common stock	—	53,300
Total liabilities	8,500,433	2,022,376

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively (see Note 6)	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 15,347,792 and 14,272,919 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,535	1,427
Additional paid-in capital	117,267,588	114,566,504
Cumulative distributions and net loss	(4,875,175)	(1,148,434)
Total stockholders’ equity	112,393,948	113,419,497
Total liabilities and stockholders’ equity	$120,894,381	$115,441,873

See Notes to Consolidated Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

			For the period
			from August 4,
			2006 (date of
	Year ended	Year ended	inception) through
	December 31,	December 31,	December 31,
	2008	2007	2006
Rental revenue	$—	$—	$—

Expenses
Asset management and other fees	884,211	217,837	—
Organization expenses	9,458	49,709	—
Interest expense	—	642,124	—
General and administrative	1,589,750	433,895	14,055
Depreciation and amortization	46,705	—	—
Total expenses	2,530,124	1,343,565	14,055

Interest income	884,506	343,240	—
Equity in earnings of investments in unconsolidated real estate joint ventures	4,275,881	793,218	—
Net income (loss)	$2,630,263	$(207,107)	$(14,055)

Weighted average number of common shares outstanding	14,351,399	2,730,621	1,249

Basic and diluted income (loss) per share	$0.18	$(0.08)	$(11.25)

See Notes to Consolidated Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Cumulative	Total
	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	Capital	Net Income (Loss)	Equity
Balance at August 4, 2006 (inception)	—	$—	$—	$—	$—
Net loss				(14,055)	(14,055)
Issuances of common stock under:
Sale of common stock, net	1,249	—	10,004	—	10,004
Incentive award plan	3,000	—	3,055	—	3,055
Balance at December 31, 2006	4,249	—	13,059	(14,055)	(996)

Net loss				(207,107)	(207,107)
Issuances of common stock under:
Sale of common stock, net	14,265,670	1,427	116,438,616	—	116,440,043
Offering costs			(1,909,606)	—	(1,909,606)
Incentive award plan	3,000	—	24,435	—	24,435
Distributions declared on common stock			—	(927,272)	(927,272)
Balance at December 31, 2007	14,272,919	1,427	114,566,504	(1,148,434)	113,419,497

Net income				2,630,263	2,630,263
Issuances of common stock under:
Sale of common stock, net	1,073,506	107	9,554,808		9,554,915
Offering costs			(6,907,442)		(6,907,442)
Incentive award plan	—	—	22,399	—	22,399
Redemptions of common stock	(16,667)	(1)	(139,999)	—	(140,000)
Distributions declared on common stock			—	(6,357,004)	(6,357,004)
Stock issued pursuant to Distribution Reinvestment Plan, net	18,034	2	171,318	—	171,320
Balance at December 31, 2008	15,347,792	$1,535	$117,267,588	$(4,875,175)	$112,393,948

See Notes to Consolidated Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

			For the period from
			August 4, 2006 (date of
	Year ended	Year ended	inception) through
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities
Net income (loss)	$2,630,263	$(207,107)	$(14,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	—	327,994	—
Depreciation and amortization	46,705	—	—
Stock-based compensation	22,399	24,435	3,055
Equity in earnings of investments in unconsolidated real estate joint ventures	(4,275,881)	(793,218)	—
Distributions received from unconsolidated real estate joint ventures	4,275,881	793,218	—
Changes in operating assets and liabilities:
Accounts receivables and other receivables	28,218	(69,986)	—
Other assets	(205,539)	(164,107)	—
Payables to affiliates	(67,735)	130,475	—
Accounts payable and other liabilities	(70,875)	203,607	11,000
Cash provided by operating activities	2,383,436	245,311	—

Cash flows from investing activities
Investments in unconsolidated real estate joint ventures	(36,614,540)	(58,292,831)	—
Issuances of notes receivable	—	(2,995,719)	—
Advances to unconsolidated real estate joint ventures	—	(226,443)	—
Repayments of advances to unconsolidated real estate joint ventures	18,849	—	—
Prepaid acquisition costs	—	(517,810)	—
Proceeds from sales of interests in real estate ventures	—	1,969,242	—
Return of investments in unconsolidated real estate joint ventures	1,176,147	160,346
Escrow deposits	—	(888,525)	—
Cash used in investing activities	(35,419,544)	(60,791,740)	—

Cash flows from financing activities
Proceeds from sales of common stock	10,711,736	127,498,054	10,004
Issuance (return) of incentive units	—	(10,000)	10,000
Offering costs	(1,367,772)	(12,967,617)	—
Redemption of common stock	(140,000)	—	—
Change in subscriptions for common stock	(53,300)	53,300	—
Change in subscription cash received	53,300	(53,300)	—
Distributions on common stock paid	(5,765,866)	(515,214)	—
Credit Facility:
Proceeds	—	35,672,006	—
Repayments	—	(36,000,000)	—
Change in payables to affiliates	(8,369)	226,781	—
Cash provided by financing activities	3,429,729	113,904,010	20,004
Net change in cash and cash equivalents	(29,606,379)	53,357,581	20,004
Cash and cash equivalents at beginning of period	53,377,585	20,004	—
Cash and cash equivalents at end of period	$23,771,206	$53,377,585	$20,004

See Notes to Consolidated Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2008, we believe we are in compliance with all applicable REIT requirements.

We primarily invest in multifamily related investments. These may include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. We intend to make investments directly in wholly owned investments and indirectly through co-investments arrangements with other participants (“Co-Investment Ventures”).  Further, we either directly or indirectly may invest in commercial real estate, options to acquire real estate, real estate related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.  We completed our first investment in April 2007 and, as of December 31, 2008, we have made ten investments in seven states, substantially all Co-Investment Ventures.

We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly-owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by BHMF Business Trust, a Maryland business trust.

Offerings of our Common Stock

We are authorized to issue 875,000,000 shares of common stock, 1,000 shares of convertible stock and 124,999,000 shares of preferred stock. All shares of common stock have a par value of $.0001 per share. On August 4, 2006 (date of inception), we sold 1,249 shares of our common stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) for cash of $10,004. On November 28, 2007, we sold an additional 23,720 shares of our common stock to Behringer Harvard Holdings for cash of $189,997.

On November 22, 2006, we commenced a private offering pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) to sell a maximum of approximately $400 million of common stock to accredited investors (the “Private Offering”). We held all Private Offering proceeds in escrow until after we had sold our initial $1.5 million of shares of common stock. In April 2007, the Company released the proceeds from escrow and began issuing shares of our common stock. We terminated the Private Offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Net proceeds after selling commissions, dealer manager fees, and other offering costs were approximately $114.3 million.

On September 2, 2008, we commenced a public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of December 31, 2008, we sold a total of approximately 1.1 million shares of common stock and raised a total of approximately $10.9 million in gross offering proceeds in the Initial Public Offering. Net proceeds after selling commissions, dealer manager fees, and other offering costs were approximately $9.5 million.

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

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions; impairment of long-lived assets, notes receivables and equity-method real estate investments; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Related Intangibles

For acquired real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

The fair value of any tangible assets that will be acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The values of buildings are depreciated over the estimated useful lives ranging from 25-35 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

We will determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

Impairment of Long Lived Assets and Investments in Unconsolidated Real Estate Joint Ventures

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

For real estate we own through an investment in a real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

No impairment charges have been recorded as of December 31, 2008 and December 31, 2007.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash included subscription proceeds from our Private Offering that were held in a separate account until the subscribing investors were admitted as stockholders.  During our Private Offering, we admitted new stockholders at least monthly.  Upon acceptance of stockholders and issuance of shares of stock, we transfer the proceeds from restricted cash to cash and cash equivalents where its available for general business purposes.  With the termination of the Private Offering, there is no restricted cash as of December 31, 2008.

Note Receivable

Notes receivable are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

In accounting for notes receivables by our Co-Investment Ventures or us we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21, “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property”, we evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our Co-Investment Ventures contain a right to participate in expected residual profits. In addition the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivables for impairment in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan”. Based on specific circumstances we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

There are judgments involved in determining whether an impairment is other than temporary. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If  notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the note receivable, considering the borrower’s or if applicable the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statement.

Escrow Deposits

As of December 31, 2007, the escrow deposit related to our real estate investment in The Venue.

Investments in Unconsolidated Real Estate Joint Ventures

We or our Co-Investment Ventures account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control these entities.  These investments are initially recorded at cost and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our economic interests in the entities.

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

Organization and Offering Costs

Behringer Harvard Multifamily Advisors I or its affiliates are obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs.  Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  On November 22, 2006, we entered into an agreement with Behringer Harvard Multifamily Advisors I, where Behringer Harvard Multifamily Advisors I or its affiliates will earn fees and compensation in connection with their obligation to pay all of our organization and offering costs, and in connection with the acquisition, management, and sale of our assets (the “Advisory Management Agreement”).  In connection with the effectiveness of our Initial Public Offering on September 2, 2008, the fees and compensation under the Advisory Management Agreement were amended.

Initial Public Offering Costs

Under the amended Advisory Management Agreement, we will reimburse Behringer Harvard Multifamily Advisors I for all Initial Public Offering organization and offering costs incurred by them in an amount not to exceed 1.5% of our gross Initial Public Offering, (the “O&O Reimbursement”).  Total Initial Public Offering organization and offering costs incurred by Behringer Harvard Multifamily Advisors I are approximately $7.1 million and $0.5 million as of December 31, 2008 and 2007, respectively.  At the end of each reporting period, we estimate the total gross Initial Public Offering proceeds expected to be received over the entire offering period and recognize the amount of estimated total O&O Reimbursement as determined under SFAS No. 5, “Accounting for Contingencies”.  We have recognized the O&O Reimbursement at the lower amount of (a) 1.5% of the estimated total gross Initial Public Offering proceeds expected to be received over the entire offering period, or (b) the actual Public Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates.  The O&O Reimbursement obligation is recorded as an offset to additional paid-in capital in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.  Total unpaid O&O Reimbursement recorded as a liability and as an offset to additional paid-in capital was approximately $6.9 million as of December 31, 2008.  As of December 31, 2007, we had no obligation for such costs and none was recognized.  We used only proceeds from our Initial Public Offering to pay our O&O Reimbursement obligation and as a result we have paid approximately $0.2 million as of December 31, 2008.

Private Offering Costs

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of our Private Offering organization and offering costs.  Our only obligation for those costs was to pay a fee to Behringer Harvard Multifamily Advisors I under our Advisor Management Agreement.  We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the “O&O Fee”), regardless of whether the actual amount of Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates was higher or lower than the O&O Fee. Total Private Offering organization and offering costs incurred by Behringer Harvard Multifamily Advisors I were approximately $3.5 million and $3.0 million as of December 31, 2008 and 2007, respectively. We had no obligation for Private Offering costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. At the end of each reporting period, we recorded the pro-rated share of offering costs embedded in the O&O Fee as an offset to additional paid-in capital in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.  Total unpaid O&O Fees recognized as a liability and as an offset to additional paid-in capital were approximately $50,000 as of December 31, 2007; no amounts remained unpaid as of December 31, 2008. Total O&O Fees recognized as an offset to additional paid-in capital were approximately $1.9 million as of December 31, 2008 and 2007, respectively.

The Advisory Management Agreement was amended on September 2, 2008 and the O&O Reimbursement obligation now includes Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates in excess of total amounts due under the O&O Fee.  As a result, approximately $1.6 million of such costs are included in our estimated total O&O Reimbursement obligation as of December 31, 2008.

As of December 31, 2008 and 2007, the amount of our accrued obligation under the O&O Fee for the private offering costs and O&O Reimbursement for the public offering costs has been recognized in our consolidated statements in accordance with SFAS No. 5.

Organization Costs

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of our Private Offering organizational expenses. Our only obligation for these costs was to pay the O&O Fee as discussed above; we have no other obligations for these costs. Our organization costs are recorded as an expense in accordance with SOP 98-5, “Reporting on the Costs of Start-up Activities” and we recorded the pro-rata share of organization expenses embedded in the O&O Fee as an expense. We had no obligation for organization costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee, which are approximately $9,500.

The Advisory Management Agreement was amended on September 2, 2008 and the O&O Reimbursement obligation now includes Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates in excess of total amounts due under the O&O Fee.  In September 2008, we recognized as an expense organization costs incurred by Behringer Harvard Multifamily Advisors I and its affiliates in excess of total amounts due under the O&O Fee, which were approximately $9,500.

Redemption of Common Stock

The portion of the redeemed common stock in excess of the par value is charged to additional paid-in capital.

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

We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of December 31, 2008 and 2007. In addition, we recognized no current tax expense for the year ended December 31, 2008 and 2007 related to the Texas margin tax.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2008, we have no significant uncertain tax positions.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our advisor and its affiliates.  We account for this plan under the modified prospective method of SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

On November 14, 2006, we issued a total of 3,000 shares of restricted stock to our independent directors.  On November 28, 2007, we issued an additional 3,000 shares of restricted stock to our independent directors. These restricted share issuances each require a 12 month service and vesting period, have no exercise price, and each had an estimated fair value of approximately $24,000, for a total fair value of $48,000, using similar share prices at the time of $8.15 per share. The fair value of each issuance is being recognized as compensation expense on a straight-line basis over the required service period. For the year ended December 31, 2008 and 2007, we recognized stock-based compensation expense of approximately $22,000 and $24,000, respectively.

No other stock-based compensation has been issued.

Concentration of Credit Risk

As of December 31, 2008 and 2007 we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  As of December 31, 2008, we have cash and cash equivalents deposited at certain financial institutions in excess of federally insured levels.

Income per Share

We calculate earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net earnings available to common shares by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans. Upon our adoption of a share redemption plan, the weighted-average common shares redeemable during the period will be excluded from basic earnings per share, and included in diluted earnings per share.

On November 14, 2006, we issued a total of 3,000 shares of restricted stock to our independent directors, which require a 12 month service and vesting period.  On November 28, 2007 we issued an additional 3,000 shares of restricted stock to our independent directors. The restricted shares have no exercise price and are presented as issued shares on our balance sheet. However, as a result of the outstanding performance requirements the number of shares are excluded from our basic earnings per share calculation until performance is achieved. As of December 31, 2008, the requirements for the restricted stock have been met and included in the dilutive earnings per share calculation.

The Behringer Harvard Multifamily REIT I, Inc. 2006 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was approved by the board of directors on November 14, 2006 and by the stockholders on November 15, 2006 and later amended and restated and approved by the board of directors on March 14, 2008.  The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10,000,000 shares have been authorized and reserved for issuance under the Incentive Award Plan.

As of December 31, 2008 and December 31, 2007 we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share calculation.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting and financial and descriptive information about an enterprise’s reportable segments. Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from real estate properties that we own through joint-ventures, and we account for each joint venture under the equity method of accounting. Our chief operating decision maker evaluates operating performance on an individual joint venture level. However, as each of our joint ventures has similar economic characteristics in our consolidated financial statements, the company is managed on an enterprise-wide basis with one reportable segment.

Fair Value of Financial Instruments

We believe the carrying values of cash and cash equivalents, notes receivables and receivables from affiliates approximates their fair values.

Reclassifications

Certain financial information from the previous fiscal year has been revised to conform to the current year presentation.  These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Cash Flows, Balance Sheet and Stockholders’ Equity.

For the year ended December 31, 2007, in order to combine immaterial amounts we revised the presentation of the operating activities in our Consolidated Statement of Cash Flows to combine the accounts receivable caption $2,000 and the accrued interest on mortgage notes receivable caption $67,986 into one caption titled accounts receivable and other receivables $69,986.  We also revised the financing activities section by combining the credit facility financing fees caption $327,994 into the credit facility proceeds caption $35,672,006.

For the year ended December 31, 2007, in order to separately report the increased 2008 activity related to offering costs we revised the presentation of the Consolidated Balance Sheet to separately classify accrued offering costs payable to affiliates $282,214 from payables to affiliates by adding  the caption accrued offering costs payable to affiliates.

For the year ended December 31, 2007, in order to separately report the increased activity related to offering costs we revised the presentation of the Consolidated Statement of Stockholders’ Equity to separately classify offering costs $1,909,606 from sale of common stock, net.  We also are presenting the shares issued from our incentive award plan 3,000 shares separately from our shares issued in our sale of common stock.

3.                                      Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS 157 effective January 1, 2008, and it did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS 157-2 will expire for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permit all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations occurring beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R); however, investments in unconsolidated joint ventures are not affected.  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future consolidated acquisitions of  properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.                                      Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2008 and 2007, we had ten and eight investments in unconsolidated real estate joint ventures, respectively. All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to BHMP CO-JVs and we may choose other joint venture partners or investment structures.

BHMP CO-JV

We have entered into separate joint ventures with Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”) in which we are the manager. The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM. We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with Behringer Harvard Master Partnership I is referred to as a BHMP CO-JV.  Currently, our ownership, contribution and distribution interests are 55% except for our one operating BHMP CO-JV, which has a 64% interest.

Until the maximum funding commitment from PGGM of $200 million has been placed, we expect substantially all of our future real estate acquisitions and real estate under development activities will use a joint venture structure with BHMP CO-JV.  The maximum funding commitment from PGGM may be increased to $300 million.

We have determined that our BHMP CO-JVs are not variable interest entities under FIN 46R, and thus have evaluated them for consolidation under SOP 78-9 and EITF 04-5. Each BHMP CO-JV has two partners, and each BHMP CO-JV partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital. As a result of these equal substantive participating rights, no single party controls each BHMP CO-JV; accordingly, we account for each BHMP CO-JV using the equity method of accounting.

During April 2007, we entered into commitments for and partially funded equity investments in unconsolidated real estate joint ventures and interest-bearing loans to real estate joint ventures with two separate commercial real estate developers, the Lovers Lane Townhomes and the Eclipse, in our real estate development business (the “Two Development Contracts”). These Two Development Contracts were held by two separate subsidiaries that we fully consolidated in our financial statements (the “Two Subsidiaries”). Prior to June 1, 2007, our consolidated financial statements recognized 100% of these equity investments in real estate joint ventures as investments in unconsolidated real estate joint ventures, and, 100% of these interest-bearing real estate loans to real estate joint ventures as notes receivable, recognizing accrued interest income on a monthly basis.  During June 2007, Behringer Harvard Master Partnership I purchased for cash approximately 45% of the ownership interest in each of our two subsidiaries that held the Two Development Contracts. Subsequent to June 1, 2007, we no longer consolidate those two subsidiaries and prospectively recognize our remaining approximate 55% ownership interest under the equity method of accounting as investments in unconsolidated real estate joint ventures. We believe the carrying values of the joint ventures’ equity interests sold approximated fair value because of the short duration and lack of change in the entity’s underlying assets, the Two Development Contracts. We recorded Behringer Harvard Master Partnership I’s purchase as a reduction in the carrying value of our real estate investment balance; no gains or losses were incurred or recognized.

BHMP CO-JV Investments in unconsolidated real estate joint ventures

We have established one BHMP CO-JV to make investments in only one separate project or property. Each BHMP CO-JV owns 100% of the voting equity interest in one subsidiary REIT and substantially all business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate project (the “Property Entities”). Each BHMP CO-JV, its respective subsidiary REIT, and its respective Property Entity is an independent investment; investments are not commingled. The general partner of the Property Entities are generally commercial developers and were organized to own, construct, and finance only one particular real estate project. The Property Entities are not consolidated in our financial statements.

Our interests in the BHMP CO-JVs are recorded as investments in unconsolidated real estate joint ventures and use the equity method of accounting.  The following presents the BHMP CO-JVs’ combined balance sheet data (amounts in thousands):

	December 31,	December 31,
Balance sheet data:	2008	2007
Notes receivable, net (1)	$119,911	$76,379
Investments in unconsolidated real estate joint ventures	29,895	14,981
Land and buildings, net	30,988	32,803
Cash and restricted cash	7,997	1,797
Accounts receivable	27	31
Accrued interest receivable	1,616	1,041
Deferred financing costs and other assets, net	392	482
Total assets	$190,826	$127,514

Bank loan	$23,000	$23,000
Accrued liabilities	167	313
Other liabilities	222	104
Minority shareholder interest	1,784	2,085
Preferred units	229	—
Members’ equity:
Behringer Harvard Multifamily REIT I, Inc.	91,598	57,005
Behringer Harvard Master Partnership I LP	73,826	45,007
Total liabilities and members’ equity	$190,826	$127,514

(1) Note receivable balance include loans advanced less deferred commitment fees and other deferred financing liabilities

The Reserve at Johns Creek is an operating multifamily community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Property Entity”) and for 2008 and 2007 represents the only Property Entity reported on a consolidated basis by the BHMP CO-JV. One of our BHMP CO-JV owns an 80 percent equity interest in The Reserve at Johns Creek Property Entity, with an unaffiliated owner who owns the remaining 20 percent. The unaffiliated owner’s 20 percent equity interest is presented in the BHMP CO-JV’s combined balance sheet data above as minority shareholder interest.  The Reserve at Johns Creek Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan of $23 million was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the BHMP CO-JV or us, only to The Reserve at Johns Creek Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  Management believes no events of default have occurred.

The following presents the BHMP CO-JVs’ combined income statement data for the year ended December 31, 2008 and the period from their respective dates of inception in 2007, through December 31, 2007. The operating results of The Reserve at Johns Creek Walk Property Entity are consolidated in the BHMP CO-JV’s combined income statement data (amounts in thousands):

	2008	2007
Revenues
Rent, fees and other	$3,036	$1,191
Interest	10,207	2,294
	13,243	3,485

Expenses
General and operating	1,235	354
Real estate taxes	329	106
Interest expense	1,511	650
Depreciation and amortization	1,910	991
	4,985	2,101

Equity in loss of unconsolidated real estate joint venture investments	(515)	—

Minority shareholder interest	301	177
Net income	$8,044	$1,561

Included in our equity in earnings of unconsolidated real estate joint venture investments for the year ended December 31, 2008 and 2007 is our share of the above BHMP CO-JVs’ net income in the amount of $4,275,881 and $793,218, respectively.

The following presents the reconciliation between our members’ equity interest in the BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in thousands):

	2008	2007
Balance of our Member’s equity in the BHMP CO-JVs	$91,598	$57,006
Other capitalized costs, net of amortization	4,907	3,063
Investments in unconsolidated real estate joint ventures	$96,505	$60,069

The BHMP CO-JVs’ notes receivable from and equity investments in Property Entities

Included in the BHMP CO-JV combined financial data are loans to and equity investments in ten Property Entities, one an operating property and eight in development.  All of the equity investments are accounted for using the equity method of accounting because the BHMP CO-JV exercises significant influence on, but does not control these entities. Below are the BHMP CO-JVs’ notes receivable from and equity investments in the Property Entities (amounts in millions):

Wholly Owned Investment — Loans

Multifamily Developments

	Our Company Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve	$2.2	$—	10.0%	4/2012	(2)

BHMP CO-JV Investments — Loans

Multifamily Developments

	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve	$7.5	$7.1	10.0%	4/2012	(2)
The Eclipse	8.1	8.1	9.5%	4/2012	(2)
Fairfield at Baileys Crossing	22.1	22.1	9.5%	7/2012	(2)
Alexan St. Rose (3)	21.0	14.7	13.0%	12/2013	(2)
Tower 55 Hundred	20.0	20.0	9.5%	10/2012	(2)
Satori	14.8	14.8	10.0%	10/2012	(2)
Fairfield at Cameron House	19.3	19.3	9.5%	12/2012	(2)
Alexan Prospect	14.8	10.6	10.0%	4/2013	(2)
The Venue	5.8	5.8	10.0%	6/2013	—
Total BHMP CO-JV Loans to Developments	$133.4	$122.5

BHMP CO-JV Investments — Equity

Multifamily Developments

	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Investment Amount	Property Entity Ownership (7)	Preferred Return (8)
The Eclipse	$3.5	50.1%	9.5%
Tower 55 Hundred (5)	3.5	50.1%	9.5%
Alexan St. Rose (6)	5.2	60.0%	9.5%
Satori	7.4	50.0%	9.5%
Alexan Prospect	7.3	50.1%	9.5%
The Venue	2.9	50.1%	9.5%
Total BHMP CO-JV Equity Investments in Developments	$29.8

Multifamily Operating

	BHMP CO-JV Investment Information (1)
Name of Property	Investment Amount	Property Entity Ownership (7)	Preferred Return (8)
The Reserve at Johns Creek (4)	$6.7	80.0%	5.0%

Total BHMP CO-JV Equity Investments	$36.5

Total BHMP CO-JV Loans Advanced and Equity Investments	$159.0

(1)          We hold a 55% ownership interest in each BHMP CO-JV and PGGM owns the remaining 45% ownership interest, expect for The Reserve at Johns Creek Walk BHMP CO-JV, in which we hold a 64% ownership interest in the BHMP CO-JV and PGGM owns the remaining 36%.

(2)          The BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert into equity. Options are generally exercisable for a period ranging from 60-90 days after project completion.

(3)          The mezzanine loan investment made to the owner of the Alexan St. Rose project was made in the form of a senior mezzanine loan and a junior mezzanine loan, but they are referred to collectively as a single mezzanine loan.

(4)          This property is managed by a party that is affiliated with the other equity investors in the Property Entity.

(5)          BHMP CO-JV has a right to 50.1% of net proceeds after all other required distributions are made by the Property Entity.  In addition, our contributed capital is entitled to a preferred return.  In order to maintain our share of back end interest (the residual profit after all other required distributions are made) and maintain the priority level of our capital, we must contribute 70% if certain capital is required by the Property Entity.

(6)          BHMP CO-JV has a right to 60% of net proceeds after all other required distributions are made by the Property Entity.  In addition, our contributed capital is entitled to a preferred return.  In order to maintain the priority level of our capital, we must contribute 50% if certain capital is required by the Property Entity.

(7)          Property Entity ownership refers to the BHMP CO-JVs’ back end interest. Additional capital contributions may have different allocation percentages.

(8)          Preferred Return refers to the rate of return on BHMP CO-JV’s invested capital which has a higher priority than certain other distributions to equity owners.

Our involvement with each of the Property Entities began at the time the BMMP CO-JV committed to making an investment, and our maximum potential loss exposure is limited to the funded portion of our commitments. The Property Entities also owe amounts under other mortgage loans, bank loans, and other liabilities balances which are obligations of the Property Entities. Neither we nor the BHMP CO-JVs have a primary or secondary obligation on those obligations of the Property Entities. The following table includes estimated information about the nature and size of the activities of the Property Entities. (see Note 7 for amounts of our unfunded commitments):

Project Name / Location / Description	Estimated Project Completion Date	Construction Cost (millions)
The Reserve at Johns Creek Walk / Fulton County, Georgia	Operating	$33.5
A 3 story operating apartment community with 210 rental units within an overall mixed-use development containing retail and for-sale townhomes

The Eclipse / Houston, Texas	2nd Quarter 2009	35.7
Previously undeveloped land expected to be a 3 story apartment community with approximately 330 rental units

Satori / Broward County, Florida	3rd Quarter 2009	98.5
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

The Venue / Clark County, Nevada	4th Quarter 2009	29.1
Previously undeveloped land expected to be a 3 story apartment structure with approximately 168 units

Fairfield at Baileys Crossing / Fairfax County, Virginia	1st Quarter 2010	147.6
Previously undeveloped land, expected to be a 3, 4 and 7 story structure apartment community with approximately 414 rental units and an attached parking structure

Grand Reserve / Dallas, Texas	1st Quarter 2010	38.7
Previously developed land which has been demolished and is expected to be a 2 story townhome community with approximately 149 rental units

Fairfield at Cameron House / Silver Spring, Maryland	1st Quarter 2010	128.9
Previously developed land which has been demolished and is expected to be a 15 story high-rise apartment community with approximately 325 rental units

Alexan Prospect / Denver, Colorado	3rd Quarter 2010	94.8
Previously undeveloped land expected to be a 4 story apartment structure with approximately 400 units

Alexan St. Rose / Henderson, Nevada	2nd Quarter 2011	70.1
Previously undeveloped land, expected to be a 3 story apartment community with approximately 430 rental units

Disclosure of summarized financial information of the Property Entities

Certain BHMP CO-JVs have made an equity investment in its respective Property Entity.  Each BHMP CO-JV and its respective Property Entity are independent investments; investments are not commingled. The Property Entities own development projects and typically have no operational income or loss until they begin leasing.  The following presents the summarized financial information of those unconsolidated Property Entities including The Eclipse, St. Rose, Satori, Tower 55 Hundred, Alexan Prospect, and The Venue (amounts in thousands):

	December 31, 2008	December 31, 2007
Land and construction in progress	$244,679	$85,522
Cash	254	538
Other assets	58	9
Total assets	$244,991	$86,069

Construction loans	$109,422	$7,601
BHMP CO-JV notes payable	74,021	35,873
Accounts payable, interest payable and other	28,119	25,168
Partners’ capital	33,429	17,427
Total liabilities and partners’ capital	$244,991	$86,069

The Eclipse Property Entity began initial leasing activities in October 2008. For the year ended December 31, 2008, revenues were approximately $48,000 and net loss was approximately $489,000. All other Property Entities operational losses were immaterial.

As of December 31, 2008 and 2007, two unaffiliated commercial property companies and their affiliates are developers, partners and guarantors in six and four of the Property Entities, respectively, representing 42% and 28% of our total assets, respectively.

5.                                      Credit Facility with Behringer Harvard Operating Partnership I LP

On April 2, 2007, our operating partnership, Behringer Harvard Multifamily OP I, entered into a one-year credit facility with the operating partnership of Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP (the “Credit Facility”). The Credit Facility was terminated on December 20, 2007. During 2007 we paid cash for interest and other fees of approximately $925,000. As of December 31, 2008 and December 31, 2007, our investments in unconsolidated real estate joint ventures included approximately $283,000 of capitalized interest costs.

6.                                      Stockholders Equity

Capitalization

As of December 31, 2008 and December 31, 2007, we had 15,347,792 and 14,272,919 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings for cash of $200,001. As of December 31, 2008 and December 31, 2007, we had 1,000 shares of convertible stock and no shares of preferred stock issued and outstanding.

In 2006, Behringer Harvard Multifamily Advisors I purchased a special limited partnership interest in our operating partnership, Behringer Harvard Multifamily OP I, for cash of $10,000 (the “Incentive Unit”). This Incentive Unit entitled the special limited partner to receive an amount when certain events occur. On November 28, 2007, the Incentive Unit was canceled and the $10,000 cash purchase price was returned to Behringer Harvard Multifamily Advisors I. Concurrently, Behringer Harvard Multifamily REIT I, Inc. sold 1,000 shares of convertible stock to Behringer Harvard Multifamily Advisors I for $1,000.  In September 2008, we repurchased the outstanding convertible stock from our advisor, cancelled the stock and issued non-participating, non-voting convertible stock for $1,000. Management has reviewed the terms of the underlying convertible stock and determined the fair value under GAAP approximated the nominal value paid for the shares.

The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved or our common stock is listed on a national securities exchange.

Share Redemption Program

On September 2, 2008, our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  We redeemed 16,667 shares of common stock for $140,000 during the year ended December 31, 2008.

Distributions

We did not declare or pay any distributions prior to June 6, 2007.

Distributions as of December 31, 2008 and 2007 were as follows:

	Distributions
2008	Declared	Paid (including DRIP)
Fourth Quarter	$2,394,437	$1,996,413
Third Quarter	1,330,495	1,330,539
Second Quarter	1,330,847	1,330,802
First Quarter	1,301,225	1,279,428
	$6,357,004	$5,937,182

2007
Fourth Quarter	$730,682	$396,450
Third Quarter	196,590	118,764
Second Quarter	—	—
First Quarter	—	—
	$927,272	$515,214

7.                                      Commitments and Contingencies

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of December 31, 2008, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of December 31, 2008, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $173.0 million and the BHMP CO-JVs have currently funded approximately $162.0 million. The BHMP CO-JVs will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $11.0 million.  The BHMP CO-JVs may become obligated under contingent sell options to three Property Entities. In addition, we hold the Grand Reserve Junior Mezzanine Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1,000.

The BHMP CO-JVs’ unfunded commitments for project construction will be generally funded as actual real estate project construction progresses. Estimated future payments and timing are as follows, as of December 31, 2008 (amounts in millions):

	The BHMP CO-JVs’ total unfunded commitments for project construction	The BHMP CO-JVs’ other contingent obligations under sell options	Our estimated portion of the BHMP CO-JVs’ unfunded commitments and contingent options	Our unfunded loan commitment	Our estimated total
2009	$11.0	$—	$6.0	$2.2	$8.2
2010	—	55.8	30.7	—	30.7
Total	$11.0	$55.8	$36.7	$2.2	$38.9

The contingent obligations under sell options relate to Fairfield at Baileys Crossing, Fairfield at Cameron House and the Grand Reserve Project Entities.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as, defined.   The information in the table above represents our current estimates and actual amounts may be more or less.  As of December 31, 2008, no sell options are exercisable.

8.                                      Related Party Arrangements

We have no employees and are supported by related party service agreements.  Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, management and sale of our assets.   We are dependent on Behringer Harvard Multifamily Advisors I, Behringer Securities and BHM Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Initial Public Offering and receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. For the year ended December 31, 2008, we sold 1.1 million shares and therefore Behringer Securities earned commissions and dealer manager fees of approximately $0.7 million and $0.3 million, respectively. For the year ended December 31, 2007, we sold 14.2 million shares and therefore Behringer Securities earned commissions and dealer manager fees of approximately $7.9 million and $3.2 million, respectively.

On September 2, 2008, we entered into an Amended and Restated Advisory Management Agreement (the “Advisory Management Agreement”) with our advisor, Behringer Harvard Multifamily Advisors I.  The board of directors renewed the Advisory Management Agreement on November 13, 2008; therefore, the Advisory Management Agreement has a termination date of November 13, 2009 with the option to be renewed for an unlimited number of successive one-year terms.  The board of directors has a duty to evaluate the performance of our advisor annually before the parties can agree to renew the agreement.

All organization and offering expenses (excluding selling commissions and the dealer manager fee) are incurred and paid by Behringer Harvard Multifamily Advisors I or its affiliates. As related to the Private Offering, we paid Behringer Harvard Multifamily Advisors I a fixed rate of 1.5% of gross offering proceeds, regardless of whether the actual amount of organization and offering expenses is greater or less than 1.5% of gross offering proceeds. We began receiving proceeds from our Private Offering in April 2007 and terminated the private offering on December 28, 2007. We began receiving proceeds from our Initial Public Offering in October 2008.  For the years ended December 31, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned approximately $0.2 million and $1.9 million, respectively, for organization and offering expenses. Under the terms of the amended Advisory Management Agreement, we will reimburse Behringer Harvard Multifamily Advisors I for all organization and offering costs they have incurred not to exceed 1.5% of our gross Initial Public Offering proceeds, including costs the Private Offering in excess of the O&O Fee.  As of December 31, 2008, we estimated our obligation to reimburse offering expenses in an amount of approximately $6.9 million and recorded it as a reduction of additional paid-in capital.

Included in general and administrative expense for the year ended December 31, 2008 is approximately $0.5 million for accounting and legal personnel costs incurred on our behalf by our advisor under the Advisory Management Agreement. None were incurred for the year ended December 31, 2007. These obligations are typically settled in cash within ninety days.

Through September 2008, Behringer Harvard Multifamily Advisors I or its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Harvard Multifamily Advisors I or its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Behringer Harvard Multifamily Advisors I or its affiliates reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. We began acquiring real estate investments in April 2007. Under the amended Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%. For the year ended December 31, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned acquisition and advisory fees of approximately $1.8 million and $2.6 million, respectively.

Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and, (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs; we have no obligation to our advisor unless the acquisition is completed. Our advisor will be responsible, and we have no obligation, for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor will also be responsible, and we have no obligation, for paying all of the investment-related expenses that we or our advisor incurs that are due to third parties with respect to investments we do not make.  For the year ended December 31, 2008, Behringer Harvard Multifamily Advisors I earned acquisition expense reimbursement of approximately $0.1 million.  No fees were earned in 2007.

Behringer Harvard Multifamily Advisors I or its affiliates will receive debt financing fees of 1% of the amount available to us under debt financing originated or refinanced by or for us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We began acquiring real estate investments in April 2007. For the year ended December 31, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned debt financing fees of $0 and $0.2 million, respectively.

On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the “Property Management Agreement”) with our operating partnership and our property manager, Behringer Harvard Multifamily Management Services, LLC (“BHM Management”), an affiliate of our advisor. The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010 with automatic renewal periods of two years. If no party gives written notice to the other at least thirty days prior to the expiration date of the agreement that it will terminate, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event the Company terminates its advisory management agreement with the Advisor, the Manager, upon at least thirty days prior written notice, will have the right to terminate the agreement.

Through September 2008, we paid BHM Management fees for the management of our properties, which may be subcontracted to unaffiliated third parties. Such fees were equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay BHM Management an oversight fee equal to 1% of gross revenues of the property managed. On September 2, 2008, we entered into an amended and restated property management agreement with BHM Management.  Under the terms of the amended and restated property management agreement, the oversight fee was reduced to 0.5%. In no event will we pay both a property management fee and an oversight fee to BHM Management with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2008, BHM Management earned approximately $13,000.  No fees were earned in 2007.

Through September 2008, Behringer Harvard Multifamily Advisors I received a monthly asset management fee for each asset. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. We began acquiring real estate investments in April 2007. Under the amended Advisory Management Agreement, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the year ended December 31, 2008 and 2007, Behringer Harvard Multifamily Advisors I earned asset management fees of approximately $0.9 million and $0.2 million, respectively.

Behringer Harvard Multifamily Advisors I or its affiliates are paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied.

We will pay a development fee to an affiliate in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Behringer Harvard Multifamily Advisors I has earned no development fees since our inception.

For other expenses paid or incurred by the advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our advisor, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets (“AIA”), or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.   For the trailing twelve months ended December 31, 2008, total operating expenses of approximately $2.5 million exceeded 2% of our AIA (which was approximately $1.9 million) by approximately $0.6 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our initial public offering of common stock from December 31, 2007 through September 2, 2008 and our rate of investments thereafter caused the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors members in connection with service on the board of directors and its committees to be disproportionate to the Company’s AIA and net income, as defined above.

9.                                      Supplemental disclosures of cash flow information

Supplemental cash flow information is summarized below:

			For the period
			from August 4, 2006
			(date of inception)
	December 31,	December 31,	through December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$—	$246,674	$—

Non-cash investing activities:
Escrow and prepaid acquisition costs	$1,910,761	$908,334	$—
Conversion of note receivable into investments in unconsolidated real estate joint ventures	$—	$2,782,923	$—
Payable to BHMP CO-JV	$—	$4,810	$—

Non-cash financing activities:
Dividends payable and DRIP distributions	$1,003,196	$412,058	$—
Accrued offering costs	$6,918,354	$—	$—

10.                               Subsequent Events

On February 23, 2009, our board of directors authorized distributions payable to the stockholders of record each day during the months of March, April and May 2009.  This most recently declared distribution for March equals a daily amount of $0.000137 per share of common stock, which amount is in addition to the previously declared distribution for the month of March in an amount of $0.0017808 per share of common stock.  The distributions declared for April and May equal a daily amount of $0.0019178 per share of common stock.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  A portion of each distribution may constitute a return of capital for tax purposes.  If the rate we are paying for each day in March, April and May were paid each day for a 365-day period, it would equal a 7.0% annualized rate based on a purchase price of $10.00 per share, an increase from the rate of 6.5% previously declared for March 2009 and prior months.

For the period January 1, 2009 through March 13, 2009, we have sold approximately 4.8 million shares of common stock for gross proceeds of approximately $48.0 million.

The Company and Behringer Harvard Multifamily Advisors I intends to amend the Advisory Management Agreement, effective April 1, 2009.  Under the amended Advisory Management Agreement, we will reimburse our advisor for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously advanced by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement, but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of our gross Public Offering.  Further, if the Advisory Management Agreement is terminated or not renewed for reasons other than a material breach by our advisor, the amended Advisory Management Agreement will require our advisor to reimburse the Initial Public Offering organization and offering costs only to the extent such amounts incurred by us through the termination date exceed 15% of our gross Initial Public Offering.

11.                               Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues
Rent revenue	$—	$—	$—	$—
Interest income	425	225	162	72
Net income	697	835	766	332
Basic and diluted weighted average shares outstanding	14,270,538	14,267,364	14,267,364	14,598,539
Basic and diluted earnings per share	$0.05	$0.06	$0.05	$0.02

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues
Rent revenue	$—	$—	$—	$—
Interest income	5	71	11	256
Net income (loss)	(9)	(280)	(335)	417
Basic and diluted weighted average shares outstanding	4,249	878,939	2,152,919	7,806,982
Basic and diluted earnings (loss) per share	$(2.19)	$(0.32)	$(0.16)	$0.05

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Baileys Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Baileys Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Baileys Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$391,175	$413,486
Accrued interest receivable	187,039	181,104
Mortgage note receivable, net	21,832,880	21,746,252
Deferred offering costs and other assets	5,367	13,218
Total assets	$22,416,461	$22,354,060

Liabilities, preferred units and members’ equity
Accrued liabilities	$308	$9,820

Commitments and contingencies

Preferred units; $500.00 par value per share; 12.5% dividend per annum; 125 units authorized, 124 units issued and outstanding at December 31, 2008; none issued and outstanding at December 31, 2007	28,902	—
Members’ equity	22,387,251	22,344,240
Total liabilities, preferred units and members’ equity	$22,416,461	$22,354,060

See Notes to Consolidated Financial Statements.

Behringer Harvard Baileys Venture, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from June 26, 2007 (date of inception) through December 31, 2007
Interest income	$2,230,529	$1,063,571

General and administrative expenses	49,208	2,937

Net income	$2,181,321	$1,060,634

Preferred units dividends	(7,750)	—

Net income attributable to the Members	$2,173,571	$1,060,634

See Notes to Consolidated Financial Statements.

Behringer Harvard Baileys Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at June 26, 2007 (date of inception)	$—	$—	$—

Contributions	—	22,144,509	22,144,509
Distributions	—	(860,903)	(860,903)
Net income	—	1,060,634	1,060,634

Balance at December 31, 2007	—	22,344,240	22,344,240

Preferred units:
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	64,741	64,741
Distributions	—	(2,195,301)	(2,195,301)
Net income	—	2,181,321	2,181,321

Balance at December 31, 2008	$28,902	$22,387,251	$22,416,153

See Notes to Consolidated Financial Statements.

Behringer Harvard Baileys Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from June 26, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$2,181,321	$1,060,634
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing fees	(86,628)	(41,218)
Changes in operating assets and liabilities:
Accrued interest receivable	(5,935)	(181,104)
Accrued liabilities	308	—
Cash provided by operating activities	$2,089,066	$838,312

Cash flows from investing activities
Other assets	(1,969)	(3,398)
Advances on mortgage note receivable, net	—	(21,705,034)
Cash used in investing activities	(1,969)	(21,708,432)

Cash flows from financing activities
Contributions	64,741	22,144,509
Distributions	(2,195,301)	(860,903)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash (used in) provided by financing activities	(2,109,408)	21,283,606

Net change in cash and cash equivalents	(22,311)	413,486
Cash and cash equivalents at beginning of period	413,486	—
Cash and cash equivalents at end of period	$391,175	$413,486

Supplemental schedule of noncash financing activities:
Accrued offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Baileys Venture, LLC

Notes to Consolidated Financial Statements

1.             Organization and Business

Organization

Behringer Harvard Baileys Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on June 26, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Baileys, LLC, is our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly-owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold, indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Baileys REIT, LLC (“Baileys REIT”). Substantially all of our business is conducted through Baileys REIT.  Baileys REIT was organized to make a mortgage loan to Fairfield Baileys LLC (the “Project Entity”), a wholly owned subsidiary of Fairfield Baileys Investors LP (“the Partnership Entity”). The Partnership Entity is owned by a commercial developer and by a third party investor (“BREOF Baileys”) and was organized to develop and own one apartment community, commonly known as Fairfield at Baileys Crossing (“Fairfield at Baileys Crossing”). Fairfield at Baileys Crossing is located in Fairfax County, Virginia, is currently under development, has an estimated construction budget of approximately $147.6 million (unaudited), and is expected to be an apartment community of approximately 414 rental units (unaudited) within three-, four- and seven-story structures (unaudited). Fairfield at Baileys Crossing is also expected to have an attached parking structure.

Neither we nor Baileys REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Baileys REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the account of Baileys REIT.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of any unearned income from unamortized loan origination fees. Loan origination fees are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $433,000.  Included are unamortized deferred loan fees of $305,000 and $392,000 as of December 31, 2008 and 2007, respectively.

The mortgage note receivable is coterminous with the Project Entity’s construction loan and the Project Entity remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Impairment of Mortgage Note Receivable

We review the terms and conditions underlying the outstanding balance of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.             New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations occurring beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.             Private Offering

The limited liability company agreement of Baileys REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”).  We commenced a private offering of the Preferred Units in November 2007.  During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the preferred units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $9,820. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Baileys REIT.  Baileys REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium.  The Preferred Units are not redeemable by the holders and we have no current intent to exercise our redemption option.

5.             Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

6.             Mortgage Note Receivable

In July 2007, Baileys REIT committed to make a mortgage loan in the amount of $22.1 million to the Project Entity (the “Mortgage Note”). We have fully funded the commitment as of December 31, 2007.  The Mortgage Note bears interest at the rate of 9.5% per annum and matures on July 9, 2012.  Through the maturity date interest is payable on a monthly basis from a budgeted interest reserve in the amount of $5,848,000 and from available net operational cash flows; at maturity, principal and unpaid interest is due.  However, if Baileys REIT does not exercise its option to convert the Mortgage Note into an equity interest in the Partnership Entity, as described below, then the payment of accrued interest on the Mortgage Note from funds other than the interest reserve will be  subordinate to the payment of a 9.5% preferred return payable to the partners in the Partnership Entity and to the return of their equity investment in the Partnership Entity.  Generally, no prepayment of the Mortgage Note may be made except (i) prepayment is permitted 150 days after the project is completed and (ii) prepayment is required if any of the interests in the Partnership Entity that are the subject of the purchase option are sold, including pursuant to the exercise of the purchase option or BREOF Baileys exercises its contingent sell option (as discussed below) or there is a sale of the project. The Mortgage Note is secured by (i) a lien pursuant to a deed of trust on the project that is subordinate to the lien granted to the senior lender and (ii) a pledge by the Partnership Entity of all of the ownership interests in the Project Entity.  In connection with the making of the Mortgage Note, Baileys REIT agreed with BREOF Baileys that if Baileys REIT exercises any of its remedies under these security arrangements, including foreclosure or a power of sale, such that Baileys REIT acquires the Project Entity or the project or receives any proceeds under a power of sale of the Project Entity or the project, BREOF Baileys is entitled to share in such ownership or proceeds under substantially the same co-ownership terms of the Partnership Entity, as though Baileys REIT had exercised the option discussed below.

The Mortgage Note is also supported by a guarantee from the commercial developer which has guaranteed completion of the development of the project in accordance with its plans and specifications if, for any reason, the Project Entity abandons the project before its completion or fails to complete the project on the agreed schedule and pay all construction costs in full, including construction cost overruns in excess of the construction budget.  The developer has also guaranteed repayment of the Mortgage Note should the Project Entity become the subject of a bankruptcy or insolvency proceeding, provided Baileys REIT does not consent in writing to or otherwise join as a party in such proceeding.

The Partnership Entity and Project Entity were formed by the commercial developer to purchase, finance, and develop one real estate project; they are not consolidated into our financial statements.  Our involvement with the Partnership Entity and Project Entity began at the time we committed to the Mortgage Note, and our potential loss exposure is limited to the funded portion of our commitment.  The Partnership Entity and Project Entity also owe other parties, including the senior project lender.  Neither we nor Baileys REIT have a primary or secondary obligation with respect to such obligation.

7.             Commitments and Contingencies

The Fairfield at Baileys Crossing project is currently under development and is estimated to be completed in the first calendar quarter of 2010.

Contingent purchase option.  Baileys REIT has a contingent purchase option to acquire a 60% limited partnership interest in the Partnership Entity (the “Purchase Option”).  The Purchase Option is not currently exercisable and cannot be exercised until the development is complete and the property has been certificated for occupancy. Baileys REIT may exercise the Purchase Option within 90 days of completion of the Fairfield at Baileys Crossroads project or 30 days of an uncured event of default under the senior loan.  The exercise price will generally be calculated at the conversion amount of the Mortgage Note plus any additional amounts necessary to adjust the owners’ capital account balances to their stated ownership percentages at the time of exercise. Upon exercise, any outstanding principal and interest on the Mortgage Note will become second-priority capital in the Partnership Entity and Baileys REIT will be entitled to receive an annual preferred return of 9.5%.

BREOF Baileys contingent sell option.  BREOF Baileys has an option to sell its stated limited partnership interest to Baileys REIT at a price to be negotiated in the future or in the absence of mutual agreement between the parties, the amount that would be distributable to BREOF Baileys if the project was sold, as determined by an arbitration process on the limited partners, proceeds upon a sale (the “Sell Option”). The Sell Option is not currently exercisable and cannot be exercised until development is complete and the property has been certificated for occupancy. The Sell Option becomes exercisable upon completion of the project and expires in 36 months. BREOF Baileys equity balance is approximately $11.8 million (unaudited) as of December 31, 2008 and 2007.

Developer Partners’ contingent sell option and BREOF Baileys tag-along right.  If Baileys REIT exercises the Purchase Option and is a limited partner in the Partnership Entity, then the partners owned by the developer (the “Developer Partners”) have a right, commencing on the 13th month following completion of the project and continuing until the fourth anniversary of the completion of the project, to initiate a procedure to ascertain the fair market value of the project and, thus, to ascertain the value of the partnership interests of the Developer Partners in the Partnership Entity.  If such value is not mutually agreed upon by the Developer Partners and Baileys REIT, then such value would equal the distributions that the Developer Partners would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Baileys REIT has an option to purchase the Developer Partners’ interests at that price or to request that the Developer Partners cause the Project Entity to sell the project for a price that is not less than the determined fair market value.  The Developer Partners may then elect whether to proceed with causing a sale of the project.  If the Developer Partners do not elect to cause a sale of the project or are unable to consummate such a sale, then the Developer Partners do not have any additional right to initiate a liquidity event similar to that described in this paragraph.  If Baileys REIT elects to purchase the Developer Partners’ interests as provided above, then the limited partner has an option to require Baileys REIT to purchase the limited partners’ interest for an amount equal to the distributions that the limited partner would receive if the project were sold at fair market value as determined above.  If the limited partner elects not to exercise this tag-along right, then any partner in the Partnership Entity may initiate the buy/sell procedures described below.

Baileys REIT’s Call Right.  If Baileys REIT exercises the Purchase Option and is a limited partner in the Partnership Entity, then Baileys REIT has a right, commencing upon the earlier of either (i) 48 months after completion of the project or (ii) an election by the limited partner not to exercise its tag-along rights in connection with the exercise of the developer partners’ contingent sell option, to initiate a procedure to ascertain the fair market value of the project and, thus, to ascertain the value of the partnership interests of all of then-current partners in the partnership.  If such value is not mutually agreed upon by Baileys REIT and the other partners, then such value would equal the collective distributions that the other partners would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Baileys REIT has an option to purchase the other partners’ interests at that price.  If Baileys REIT does not elect to purchase the other parties’ interests, then any partner has the right to initiate buy/sell procedures described below.

Buy/Sell Rights.  Under the limited circumstances described above, any partner in the Partnership Entity may initiate buy/sell procedures with respect to their partnership interests.  Under those procedures, a partner could make an offer to purchase the interests of the other partners based on an offer price for the partnership’s assets and the other partners would either elect to sell their interests based on that price or elect to purchase the offering partner’s partnership interests based on that price.  The partnership agreement includes provisions requiring some partners to act as a group in connection with the exercise of the buy/sell provisions.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Cameron House Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Cameron House Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from September 12, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from September 12, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Cameron House Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$189,397	$602,690
Accrued interest receivable	166,191	58,980
Mortgage note receivable, net	19,038,554	12,042,077
Deferred offering costs and other assets	5,569	12,006
Total assets	$19,399,711	$12,715,753

Liabilities, preferred units and members’ equity
Accrued liabilities	$308	$209,603

Commitments and contingencies

Preferred units, $500.00 par value per share;	26,473	—
12.5% dividend per annum; 125 units authorized, 121 units issued and outstanding at December 31, 2008; none issued and outstanding at December 31, 2007
Members’ equity	19,372,930	12,506,150
Total liabilities, preferred units and members’ equity	$19,399,711	$12,715,753

See Notes to Consolidated Financial Statements.

Behringer Harvard Cameron House Venture, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from September 12, 2007 (date of inception) through December 31, 2007

Interest income	$1,691,279	$85,203

General and administrative expenses	49,167	2,937

Net income	$1,642,112	$82,266

Preferred units dividends	(7,080)	—

Net income attributable to the Members	$1,635,032	$82,266

See Notes to Consolidated Financial Statements.

Behringer Harvard Cameron House Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at September 12, 2007 (date of inception)	$—	$—	$—

Contributions	—	12,423,884	12,423,884
Net income	—	82,266	82,266

Balance at December 31, 2007	—	12,506,150	12,506,150

Preferred units:
Proceeds from issuance	60,500	—	60,500
Offering costs	(34,027)	—	(34,027)
Dividends	—	(7,080)	(7,080)
Contributions	—	6,985,181	6,985,181
Distributions	—	(1,753,433)	(1,753,433)
Net income	—	1,642,112	1,642,112

Balance at December 31, 2008	$26,473	$19,372,930	$19,399,403

See Notes to Consolidated Financial Statements.

Behringer Harvard Cameron House Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from September 12, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$1,642,112	$82,266
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing fees	(75,669)	(3,661)
Changes in operating assets and liabilities:
Accrued interest receivable	(107,211)	(58,980)
Accrued liabilities	(201,475)	201,783
Cash provided by operating activities	1,257,757	221,408

Cash flows from investing activities
Other assets	(1,383)	(4,186)
Advances on mortgage note receivable, net	(6,920,808)	(12,038,416)
Cash used in investing activities	(6,922,191)	(12,042,602)

Cash flows from financing activities
Contributions	6,985,181	12,423,884
Distributions	(1,753,433)	—
Preferred units:
Proceeds from issuance	60,500	—
Offering costs	(34,027)	—
Dividends paid	(7,080)	—
Cash provided by financing activities	5,251,141	12,423,884

Net change in cash and cash equivalents	(413,293)	602,690
Cash and cash equivalents at beginning of period	602,690	—
Cash and cash equivalents at end of period	$189,397	$602,690

Supplemental schedule of noncash financing activities -
Accrued offering costs	$—	$7,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Cameron House Venture, LLC

Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Behringer Harvard Cameron House Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on September 12, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Cameron House, LLC, our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Cameron House REIT, LLC, (“Cameron House REIT”). Substantially all of our business is conducted through Cameron House REIT. Cameron House REIT was organized to make a mortgage loan to FF Cameron House LLC (the “Mortgage Borrower”), which is wholly owned by Fairfield Silver Spring, L.P. (“the Project Entity”). The Project Entity is owned by a commercial developer and by a third party investor (“BREOF Cameron House”) and was organized to develop and own one apartment community, commonly known as Fairfield at Cameron House (“Fairfield at Cameron House”). Fairfield at Cameron House is currently under development in Silver Spring, Maryland, has an estimated construction budget of approximately $128.9 million (unaudited), and is expected to be a 15 story multifamily high-rise (unaudited) with approximately 325 rental units (unaudited).

Neither we nor Cameron House REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Cameron House REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts Cameron House REIT.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of any unearned interest income from unamortized loan origination fees. Loan origination fees are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $378,000. Included are unamortized deferred origination fees of $299,000 and $375,000 as of December 31, 2008 and 2007, respectively.

The Mortgage Borrower remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Impairment of Mortgage Note Receivable

We review the terms and conditions underlying the outstanding balance of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.                                      New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.                                      Private Offering

The limited liability company agreement of Cameron House REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”).  We commenced a private offering of the Preferred Units in November 2007.   During 2008, we sold 121 Preferred Units and raised gross offering proceeds totaling $60,500. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $7,820. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Cameron House REIT.  Cameron House’s REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium.  The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.                                      Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

6.                                      Mortgage Note Receivable

In December 2007, Cameron House REIT committed to make a mortgage loan in the amount of $19.3 million to the Mortgage Borrower (the “Mortgage Note”). We funded $12.4 million of the commitment as of December 31, 2007, and funded the remaining balance in 2008.  The Mortgage Note bears interest at the rate of 9.5% per annum and matures on December 11, 2012.  Through the maturity date, interest is payable on a monthly basis from a budgeted interest reserve in the amount of $4,593,000 and from available net operational cash flows. At maturity principal and unpaid interest is due.  However, if Cameron REIT does not exercise its option to convert the Mortgage Note into an equity interest in the Partnership Entity, as described below, then the payment of accrued interest on the Mortgage Note from funds other than the interest reserve will be subordinate to the payment of a 9.5% preferred return payable to the partners in the Project Entity and to the return of their equity investment in the Project Entity.  All unpaid interest on the Mortgage Note will be payable upon final maturity of the Mortgage Note.  Generally no prepayment of the Mortgage Note may be made except (i) prepayment is permitted 150 days after the project is completed and (ii) prepayment is required if any of the interests in the Project Entity that are the subject of the purchase option are sold (including pursuant to the exercise of the purchase option) or there is a sale of the project.

The Mortgage Note is secured by a lien pursuant to a deed of trust on the project that is subordinate to the lien granted to the senior lender.  In connection with the making of the Mortgage Note, Cameron House REIT agreed with BREOF Cameron that if Cameron House REIT exercises any of its remedies under these security arrangements, including foreclosure or a power of sale, such that Cameron House REIT acquires the Project Entity or the project or receives any proceeds under a power of sale of the Project Entity or the project, BREOF Cameron is entitled to share in such ownership or proceeds under substantially the same co-ownership terms of the Partnership Entity, as though Cameron House REIT had exercised the option discussed below.

The Mortgage Note is also supported by a guarantee from the commercial developer which has guaranteed completion of the development of the project in accordance with its plans and specifications if, for any reason, the Mortgage Borrower abandons the project before its completion or fails to complete the project on the agreed schedule and pay all construction costs in full, including construction cost overruns in excess of the construction budget.  The developer has also guaranteed repayment of the Mortgage Loan should the Mortgage Borrower become the subject of a bankruptcy or insolvency proceeding, provided Cameron House REIT does not consent in writing to or otherwise join as a party in such proceeding.  In addition the Project Entity has issued a guaranty of payment and performance in respect of the Mortgage Note.

The Project Entity and Mortgage Borrower were formed by the commercial developer to purchase, finance, and develop one real estate project; these entities are not consolidated into our financial statements. Our involvement with them began at the time we committed to the Mortgage Note, and our potential loss exposure is limited to the funded portion of our commitment. The Project Entity and Mortgage Borrower also owe amounts to other parties, including the senior construction lender. Neither we nor Cameron House REIT have a primary or secondary obligation with respect to such obligations.

7.                                      Commitments and Contingencies

The Fairfield at Cameron House project is currently under development and is estimated to be completed in the first calendar quarter of 2010.

Contingent purchase option.  Cameron House REIT has a contingent purchase option to acquire a 60% limited partnership interest in the Project Entity (the “Purchase Option”).  The Purchase Option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. Cameron House REIT may exercise the Purchase Option within 90 days of completion of the Fairfield at Cameron House project.  The exercise price will generally be calculated at the conversion amount of the Mortgage Note plus any additional amounts necessary to adjust the owners’ capital accounts to their stated ownership percentages at the time of exercise.  Upon exercise, any outstanding principal and interest on the Mortgage Note will become second-priority capital in the Project Entity and Cameron House REIT will be entitled to receive an annual preferred return of 9.5%.

BREOF Cameron’s contingent sell option.  BREOF Cameron has an option to sell its limited partnership interest in the Project Entity to Cameron House REIT at a price to be negotiated in the future or in the absence of mutual agreement between the parties, the amount that would be distributable to BREOF Cameron if the project was sold, as determined by an arbitration process (the “Sell Option”).  The Sell Option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy.  The Sell Option becomes exercisable upon completion of the project and expires after 90 days. This limited partnership equity balance is approximately $10.3 million (unaudited) as of December 31, 2008 and 2007.

Developer Partners’ contingent sell option and BREOF Cameron’s tag-along right.  If Cameron House REIT exercises the Purchase Option and is a limited partner in the Project Entity, then the partners owned by the developers (the “Developer Partners”) have a right, commencing on the 13th month following completion of the project and continuing until the fourth anniversary of the completion of the project, to initiate a procedure to ascertain the fair market value of the project and, thus, to ascertain the value of the partnership interests of the Developer Partners in the Project Entity.  If such value is not mutually agreed upon by the Developer Partners and Cameron House REIT, then such value would equal the distributions that the Developer Partners would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Cameron House REIT has an option to purchase the Developer Partners’ interests at that price or to request that the Developer Partners cause the Project Entity to sell the project for a price that is not less than the determined fair market value. The Developer Partners may then elect whether to proceed with causing a sale of the project.  If the Developer Partners do not elect to cause a sale of the project or are unable to consummate such a sale, then the Developer Partners do not have any additional right to initiate a liquidity event similar to that described in this paragraph.  If Cameron House REIT elects to purchase the Developer Partners’ interests as provided above, then the limited partner has an option to require Cameron House REIT to purchase the limited partner’s interest for an amount equal to the distributions that the limited partner would receive if the project were sold at fair market value as determined above.  If BREOF Cameron elects not to exercise this tag-along right, then any partner in the Project Entity may initiate the buy/sell procedures described below.

Cameron House REIT’s Call Right.  If Cameron House REIT exercises the Purchase Option and is a limited partner in the Project Entity, then Cameron House REIT has a right, commencing upon the earlier of either (i) 48 months after completion of the project or (ii) an election by BREOF Cameron House not to exercise its tag-along rights in connection with the exercise of the developer partners’ put right, to initiate a procedure to ascertain the fair market value of the project and, thus, to ascertain the value of the partnership interests of all of then-current partners in the Project Entity.  If such value is not mutually agreed upon by Cameron House REIT and the other partners, then such value would equal the collective distributions that the other partners would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Cameron House REIT has an option to purchase the other partners’ interests at that price.  If Cameron House REIT does not elect to purchase the other parties’ interests, then any partner has the right to initiate buy/sell procedures described below.

Buy/Sell Rights.  Under the limited circumstances described above, any partner in the Project Entity may initiate buy/sell procedures with respect to their partnership interests.  Under those procedures, a partner could make an offer to purchase the interests of the other partners based on an offer price for the partnership’s assets and the other partners would either elect to sell their interests based on that price or elect to purchase the offering partner’s partnership interests based on that price.  The partnership agreement includes provisions requiring some partners to act as a group in connection with the exercise of the buy/sell provisions.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Columbia Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Columbia Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from August 6, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from August 6, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Columbia Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$198,142	$268,559
Accrued interest receivable	163,242	163,242
Mortgage note receivable, net	19,502,329	19,382,600
Investment in unconsolidated real estate joint venture	3,532,456	3,552,938
Deferred offering costs	—	9,820
Total assets	$23,396,169	$23,377,159

Liabilities, preferred units and members’ equity
Accrued liabilities	$1,086	$9,820

Commitments and contingencies

Preferred units; $500.00 par value per share; 12.5% dividend per annum; 125 units authorized, 124 units issued and outstanding at December 31, 2008; none issued and outstanding at December 31, 2007	28,902	—

Members’ equity	23,366,181	23,367,339
Total liabilities, preferred units and members’ equity	$23,396,169	$23,377,159

See Notes to Consolidated Financial Statements.

Behringer Harvard Columbia Venture, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from August 6, 2007 (date of inception) through December 31, 2007
Interest income	$2,052,176	$458,193

General and administrative expenses	49,724	2,939

Equity in loss of unconsolidated real estate joint venture	23,476	—

Net income	$1,978,976	$455,254

Preferred units dividends	(7,750)	—

Net income attributable to the Members	$1,971,226	$455,254

See Notes to Consolidated Financial Statements.

Behringer Harvard Columbia Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at August 6, 2007 (date of inception)	$—	$—	$—

Contributions	—	23,510,731	23,510,731
Distributions	—	(598,646)	(598,646)
Net income	—	455,254	455,254

Balance at December 31, 2007	—	23,367,339	23,367,339

Preferred units:
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	65,505	65,505
Distributions	—	(2,037,889)	(2,037,889)
Net income	—	1,978,976	1,978,976

Balance at December 31, 2008	$28,902	$23,366,181	$23,395,083

See Notes to Consolidated Financial Statements.

Behringer Harvard Columbia Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from August 6, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$1,978,976	$455,254
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing fees	(119,729)	(26,392)
Equity in loss of unconsolidated real estate joint venture	23,476	—
Changes in operating assets and liabilities:
Accrued interest receivable	—	(163,242)
Accrued liabilities	1,086	—
Cash provided by operating activities	1,883,809	265,620

Cash flows from investing activities
Advances on mortgage note receivable, net	—	(19,356,208)
Investment in unconsolidated real estate joint venture	(2,994)	(3,552,938)
Cash used in investing activities	(2,994)	(22,909,146)

Cash flows from financing activities
Contributions	65,505	23,510,731
Distributions	(2,037,889)	(598,646)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash (used in) provided by financing activities	(1,951,232)	22,912,085

Net change in cash and cash equivalents	(70,417)	268,559
Cash and cash equivalents at beginning of period	268,559	—
Cash and cash equivalents at end of period	$198,142	$268,559

Supplemental schedule of noncash financing activities -
Accrued offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Columbia Venture, LLC

Notes to Consolidated Financial Statements

1.             Organization and Business

Organization

Behringer Harvard Columbia Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on August 6, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Columbia, LLC, is our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Columbia REIT, LLC, (“Columbia REIT”). Substantially all of our business is conducted through Columbia REIT. Columbia REIT was organized to make a mortgage loan to West Columbia Pike, LLC (the “Project Entity”) and an equity investment in Fairfield Columbia Pike Limited Partnership (the “Partnership Entity”). Prior to our equity investment, the Partnership Entity was owned by a commercial developer and was organized to develop and own one apartment community, commonly known as Tower 55 Hundred (“Tower 55 Hundred”). Tower 55 Hundred is currently under development in Arlington County, Virginia, has an estimated construction budget of approximately $99.8 million (unaudited), and is expected to be a ten-story high-rise apartment community (unaudited) with approximately 234 rental units (unaudited) and an underground parking facility.  Tower 55 Hundred project is wholly owned by the Project Entity, which is wholly owned by the Partnership Entity.

Neither we nor Columbia REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Columbia REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of Columbia REIT.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

The Project Entity and Partnership Entity uses ratios that are different than the stated equity percentages for obligations and allocation of profits and losses, specified costs and expenses, distributions of cash from operations, and distributions of cash proceeds from liquidation.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of any unearned income from unamortized loan origination fees. Loan origination fees are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $599,000.  Included are unamortized deferred origination fees of $453,000 and $572,000 as of December 31, 2008 and 2007, respectively.

The mortgage note receivable is coterminous with the Project Entity’s construction loan and the Project Entity remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Investment in Unconsolidated Real Estate Joint Venture

We account for our investment in real estate joint venture using the equity method of accounting because we exercise significant influence over, but do not control the Partnership Entity. This investment is initially recorded at cost and is adjusted for our share of equity in earnings and distributions. The Tower 55 Hundred project is under development and has no income or losses.

Impairment of Long Lived Assets and Mortgage Note Receivable

For real estate we own through an investment in a real estate venture, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We review the terms and conditions underlying the outstanding balance of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the investment in real estate venture and mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.             New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

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

This statement applies to our business combinations beginning January 1, 2009. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.             Private Offering

The limited liability company agreement of Columbia REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”).  We commenced a private offering of the Preferred Units in November 2007. During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $9,820. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Columbia REIT.  Columbia’s REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium.  The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.             Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

6.             Mortgage Note Receivable and Investment in Unconsolidated Real Estate Venture

In October 2007, Columbia REIT committed to make a mortgage loan in the amount of $19,960,000 to the Project Entity (the “Mortgage Note”). We have fully funded the commitment as of December 31, 2007.  The Mortgage Note bears interest at the rate of 9.5% per annum and matures on October 10, 2012. Through the maturity date, interest is payable on a monthly basis from a budgeted interest reserve in the amount of $3,791,000 and from net operational cash flows. At maturity, principal and unpaid interest is due.  Subsequent to project completion, cash payments for interest from available net operational cash flows will be subordinate to the payment of the 9.5% preferred return payable to the partners in the Partnership Entity and to the return of their equity investment in the Partnership Entity.  Generally no prepayment of the Mortgage Note may be made except (i) prepayment is permitted 150 days after the project is completed and (ii) prepayment is required if any of the interests in the Partnership Entity that are the subject of the purchase option are sold (including the exercise of the purchase option) or there is a sale of the Tower 55 Hundred project.

The Mortgage Note is secured by a lien pursuant to a deed of trust on the Tower 55 Hundred project that is subordinate to the lien granted to the senior lender.  The Mortgage Note is also supported by a guarantee from the developer, who has guaranteed completion of the development of the Tower 55 Hundred project in accordance with its plans and specifications if, for any reason the Project Entity abandons the Tower 55 Hundred project before its completion or fails to complete the project on the agreed schedule and pay all construction costs in full including construction cost overruns in excess of the construction budget.  The developer has also guaranteed repayment of the Mortgage Note should the Project Entity become the subject of a bankruptcy or insolvency proceeding, provided Columbia REIT does not consent in writing to or otherwise join as a party in such proceeding.

In October 2007, Columbia REIT funded a 50.1% limited partnership interest in the Partnership Entity in the amount of $3,552,938. Partnership distributions are made generally to first return capital contributions to the partners with preferred returns and to pay certain deferred fees to the developer.  Thereafter, returns are paid to the partners in accordance with their respective percentage interests.

The Project Entity and Partnership Entity use ratios that are different than the stated partnership interests for obligations and allocation of profits and losses, specified costs and expenses, distributions of cash from operations, and distributions of cash proceeds from liquidation.

The Partnership Entity and the Project Entity were formed by the commercial developer to purchase, finance, and develop one real estate project; these entities are not consolidated into our financial statements. Our involvement with these entities began at the time we committed to the Mortgage Note and equity investment and our potential loss exposure is limited to the funded portion of these commitments. The entities also owe amounts to other parties, including the senior project lender. Neither we nor Columbia REIT have a primary or secondary obligation with respect to such obligations.

7.             Commitments and Contingencies

The Tower 55 Hundred project is currently under development and is estimated to be completed in the third calendar quarter of 2009.

Contingent conversion option.  Columbia REIT has a contingent conversion option to convert the Mortgage Note into its limited partnership interest in the Partnership Entity (the “Conversion Option”).  The Conversion Option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. Columbia REIT may exercise the Conversion Option within 90 days of completion of the Tower 55 Hundred project and the exercise price will be the outstanding balance of the Mortgage Note and unpaid interest.  Upon exercise, outstanding principal and interest on the Mortgage Note will become second-priority capital in the Partnership Entity, Columbia REIT will be entitled to an annual preferred return of 9.5%, and Columbia REIT will continue to hold a stated limited partnership interest of 50.1% and in accordance with the partnership distribution priorities.

Developer Partners’ contingent sell option.  The partners owned by the developers (the “Developer Partners”) have a right, commencing on the date of completion of the Tower 55 Hundred project and continuing until the fourth anniversary of the completion of the Tower 55 Hundred project, to initiate a procedure to ascertain the fair market value of the Tower 55 Hundred project and, thus, to ascertain the value of the partnership interests of the Developer Partners in the Partnership Entity.  If such value is not mutually agreed upon by the Developer Partners and Columbia REIT, then such value would equal the distributions that the Developer Partners would receive if the Tower 55 Hundred project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Columbia REIT has an option to purchase the Developer Partners’ interests at that price or to request that the Developer Partners cause the Project Entity to sell the Tower 55 Hundred project for a price that is not less than the determined fair market value.  The Developer Partners may then elect whether to proceed with causing a sale of the Tower 55 Hundred project.  If the Developer Partners do not elect to cause a sale of the Tower 55 Hundred project or are unable to consummate such a sale, then the Developer Partners do not have any additional right to initiate a liquidity event similar to that described in this paragraph.

Columbia REIT’s Call Right.  If the Developer Partners do not exercise their put right described above, then Columbia REIT has a right, commencing on the fourth anniversary of the date of completion of the Tower 55 Hundred project, to initiate a procedure to ascertain the fair market value of the Tower 55 Hundred project and, thus, to ascertain the value of the partnership interests of all of then-current partners in the Partnership Entity.  If such value is not mutually agreed upon by Columbia REIT and the other partners, then such value would equal the collective distributions that the other partners would receive if the Tower 55 Hundred project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Columbia REIT has an option to purchase the other partners’ interests at that price.  If Columbia REIT initiates this procedure but does not elect to purchase the other parties’ interests, then any partner has the right to initiate buy/sell procedures described below.

Buy/Sell Rights.  Under the limited circumstances described above, any partner in the Partnership Entity may initiate buy/sell procedures with respect to their partnership interests.  Under those procedures, a partner could make an offer to purchase the interests of the other partners based on an offer price for the partnership’s assets and the other partners would either elect to sell their interests based on that price or elect to purchase the offering partner’s partnership interests based on that price.  The partnership agreement includes provisions requiring the Developer Partners to act as a group in connection with the exercise of the buy/sell provisions.

8.                                                         Disclosure of summarized financial information of the unconsolidated real estate joint venture

	December 31, 2008	December 31, 2007
Balance sheet data:

Cash	$30,835	$52,239
Land and construction in progress	60,516,585	32,344,321
Other assets	15,560	—
Total assets	$60,562,980	$32,396,560

Construction loan	$30,117,453	$7,578,946
Note payable to Columbia REIT	19,954,854	19,954,854
Accounts payable, interest payable and other	6,981,211	1,309,822
Partners’ capital	3,509,462	3,552,938
Total liabilities and partners’ capital	$60,562,980	$32,396,560

The Tower 55 Hundred project is currently under development, had insignificant net income (loss) for the period ended December 31, 2007, and incurred a net loss of $23,476 for the year ended December 31, 2008.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Johns Creek Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Johns Creek Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from August 3, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from August 3, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Johns Creek Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Real estate
Land	$3,204,758	$3,204,758
Building, improvements and other, net	27,783,718	29,598,700
Total real estate	30,988,476	32,803,458

Cash and cash equivalents	388,573	139,806
Restricted cash	201,827	192,234
Accounts receivable, net	27,482	31,159
Prepaid expenses and other assets	4,572	16,763
Deferred financing costs, net	282,041	343,656
Total assets	$31,892,971	$33,527,076

Liabilities, preferred units and members’ equity
Resident security deposits and prepaid rent	$94,027	$103,512
Accounts payable and accrued expenses	110,588	44,358
Interest payable	127,964	—
Mortgage loan	23,000,000	23,000,000
Total liabilities	23,332,579	23,147,870

Commitments and contingencies

Minority interest	1,784,113	2,085,194

Preferred units, $500.00 par value per share; 12.5% dividend per annum; 125 units authorized, 124 units issued and outstanding at December 31, 2008; none issued and outstanding at December 31, 2007	28,902	—
Members’ equity	6,747,377	8,294,012
Total liabilities, preferred units and members’ equity	$31,892,971	$33,527,076

See Notes to Consolidated Financial Statements.

Behringer Harvard Johns Creek Venture, LLC

Consolidated Statements of Operations

	Year ended December 31, 2008	For the period from August 3, 2007 (date of inception) through December 31, 2007
Revenues
Rent	$2,799,931	$1,138,799
Fees and other	236,462	52,163
Total revenues	3,036,393	1,190,962

Operating costs and expenses:
General and operating expenses	843,062	330,736
Real estate taxes	329,082	105,554
Interest expense	1,510,797	650,154
Depreciation and amortization	1,909,545	990,688
Total operating costs and expenses	4,592,486	2,077,132

Net loss before minority interest	(1,556,094)	(886,170)

Minority interest	301,081	176,646

Net loss	$(1,255,012)	$(709,524)

Preferred units dividends	(7,750)	—

Net loss attributable to the Members	$(1,262,762)	$(709,524)

See Notes to Consolidated Financial Statements.

Behringer Harvard Johns Creek Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at August 3, 2007 (date of inception)	$—	$—	$—

Contributions	—	9,210,105	9,210,105
Distributions	—	(206,569)	(206,569)
Net loss	—	(709,524)	(709,524)

Balance at December 31, 2007	—	8,294,012	8,294,012

Preferred units
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	68,139	68,139
Distributions	—	(352,013)	(352,013)
Net loss	—	(1,255,012)	(1,255,012)

Balance at December 31, 2008	$28,902	$6,747,376	$6,776,278

See Notes to Consolidated Financial Statements.

Behringer Harvard Johns Creek Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from August 3, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities:
Net loss	$(1,255,012)	$(709,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,842,570	990,688
Amortization of deferred financing costs	66,975	26,847
Minority interest	(301,082)	(176,646)
Changes in operating assets and liabilities:
Accounts receivable	3,677	(31,159)
Prepaids and other assets	2,371	(6,943)
Accounts payable and accrued expenses	71,594	40,320
Interest payable	127,964	—
Cash provided by operating activities	559,057	133,583

Cash flows from investing activities
Purchases of real estate	(32,947)	(31,495,042)
Change in restricted cash	(9,593)	(192,234)
Cash used in investing activities	(42,540)	(31,687,276)

Cash flows from financing activities
Contributions	68,139	9,210,105
Distributions	(352,013)	(206,569)
Distributions to minority interest holders	—	(37,264)
Resident security deposits	(5,029)	97,730
Proceeds from Mortgage loan	—	23,000,000
Deferred financing costs	—	(370,503)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash (used in) provided by financing activities	(267,751)	31,693,499

Net change in cash and cash equivalents	248,766	139,806
Cash and cash equivalents at beginning of period	139,806	—
Cash and cash equivalents at end of period	$388,572	$139,806

Supplemental schedule of noncash investing and financing activities:
Purchases of land, building, and other	$—	$2,299,104
Issuance of minority interest	$—	$2,299,104
Accrued offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Johns Creek Venture, LLC

Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Behringer Harvard Johns Creek Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on August 3, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Johns Creek, LLC, is our manager and 64% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 36% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold, indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Johns Creek REIT, LLC, (“Johns Creek REIT”). Substantially all of our business is conducted through Johns Creek REIT. Johns Creek REIT was organized to hold, directly and indirectly, an 80% equity interest in Johns Creek Realty Partners, LLC. Johns Creek Realty Partners, LLC was organized to own 100% of The Reserve at Johns Creek Walk, a three-story 210 unit operating apartment community located in Fulton County, Georgia. The 20% minority equity interest in Johns Creek Realty Partners, LLC is held by an unaffiliated company; this company owns the overall mixed-use development which surrounds The Reserve at Johns Creek Walk apartment community. Leasing of The Reserve at Johns Creek Walk development began in May 2006 and construction was completed in December 2006. Occupancy rates for The Reserve at Johns Creek Walk were approximately 90% and 93% (unaudited) as of December 31, 2008 and 2007, respectively.

Neither we nor Johns Creek REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Johns Creek REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of Johns Creek REIT and Johns Creek Realty Partners, LLC.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Real Estate

Included in our consolidated financial statements is The Reserve at Johns Creek Walk. We allocated the cost of the purchase of The Reserve at Johns Creek Walk to the tangible assets acquired, consisting of land, inclusive of associated rights, buildings, equipment, and identified intangible assets based on their relative fair values in accordance with No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market in-place leases.

The fair value of any tangible assets that were acquired, consisted of land and buildings, and was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.

We have determined the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We recorded the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets that we acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships was determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we considered items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

The values of the land improvements, equipment, building and intangible assets are being depreciated on a straight-line basis over the respective estimated useful lives. Following is our allocation of the purchase price and related depreciation information:

	Depreciable Life (years)	Purchase Price Allocation	As of December 31, 2008	As of December 31, 2007

Land		$3,204,758	$3,204,758	$3,204,758
Equipment	5	400,595	431,783	400,595
Intangible assets	1.75	1,167,134	1,167,134	1,167,134
Building and improvements	25	29,018,058	29,018,058	29,021,659
Total		33,790,545	33,821,733	33,794,146
Less: accumulated depreciation and amortization		—	(2,833,258)	(990,688)
Total real estate, net		$33,790,545	$30,988,475	$32,803,458

Impairment of Real Estate

We monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

In evaluating our properties for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the carrying value of our investments which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes deposits for real estate taxes and deposits paid by residents.

Accounts Receivable

Accounts receivable consists of amounts due from residents for rent and utilities.

Deferred Financing Costs

We incurred costs in connection with obtaining the $23 million mortgage loan. These deferred financing costs are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees for year ended December 31, 2008 and 2007 was approximately $94,000 and $27,000, respectively.

Minority Interest

The accounts of Johns Creek Realty Partners, LLC are consolidated into our financial statements, and present the 20% equity interest in Johns Creek Realty Partners, LLC held by an unaffiliated company as minority interest.

Rental Revenue

Rental income is recognized monthly on a straight-line basis over the respective lease terms - typically 6 to 24 months. Included in rental income are monthly reimbursements due from our residents for utilities usage.

Other Assets

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been reclassified in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.                                      New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No.157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations occurring beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.                                      Private Offering

The limited liability company agreement of Johns Creek REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”). We commenced a private offering of the Preferred Units in November 2007. During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $9,820. In connection with our receipt of offering proceeds in 2008, these amounts have been reclassified in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Johns Creek REIT.  Johns Creek’s REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium. The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.                                      Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

As compensation for managing the administrative affairs of the property, the minority member receives management fees at the rate of 3% of net income from operations; amounts are recorded monthly in general and operating expenses. Total management fees incurred and recorded for year ending December 31, 2008 and during the period from August 3, 2007 (inception) through December 31, 2007 were approximately $91,000 and $36,000, respectively. Included in the December 31, 2008 and 2007 balance of accounts payable is the unpaid monthly balance of management fees in the amount of $7,800 and $7,800, respectively.

Under an arrangement between Behringer Harvard Multifamily REIT I and its advisor, Behringer Harvard Multifamily Advisors I, we paid a financing fee to Behringer Harvard Multifamily Advisors I in connection with securing the property’s $23 million mortgage loan in 2007. The amount paid of $230,000 was based on 1% of the financing made available to the property.

6.                                      Acquisition of The Reserve at Johns Creek Walk

Prior to our acquisition, The Reserve at Johns Creek Walk was owned by Abbotts Bridge Apartment Partners, LLC. On August 3, 2007, our wholly owned entity, Johns Creek Realty Partners, LLC purchased The Reserve at Johns Creek Walk for a total purchase price of approximately $33.8 million, including acquisition costs of $241,000. Johns Creek Realty Partners, LLC funded the purchase price using proceeds from a $23 million mortgage loan, issuing a 20% equity interest to the shareholders of Abbotts Bridge Apartment Partners, LLC, and paid cash for the remaining amounts. In connection with the acquisition, Johns Creek Realty Partners, LLC was indemnified by the former owners from all obligations existing on or before the date of purchase.

7.                                      Bank Loan

On August 3, 2007, Johns Creek Realty Partners, LLC (the “Property Entity”) entered into a senior mortgage arrangement with an unaffiliated lending institution, and borrowed $23 million to finance the acquisition (the “Mortgage Loan”).  The Property Entity, including its operating receipts lock-box account, serves as collateral for the interest-only Mortgage Loan, which matures in March 2013 and bears interest at a rate of 6.461%; no principal payments are due until maturity. The lender has recourse only to the Property Entity. Breaching the Mortgage Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  We believe no events of default have occurred as of December 31, 2008.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Lovers Lane Venture I, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Lovers Lane Venture I, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from June 1, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 1, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Lovers Lane Venture I, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$36,040	$80,814
Accrued interest receivable	689,755	185,163
Mortgage note receivable, net	6,810,395	2,917,755
Deferred offering costs and other assets	50,685	57,313
Total assets	$7,586,875	$3,241,045

Liabilities, preferred units and members’ equity
Accrued liabilities	$308	$9,820

Commitments and contingencies

Preferred units, $500.00 par value per share;	28,902	—
12.5% dividend per annum; 125 units authorized,
124 units issued and outstanding at December 31, 2008;
none issued and outstanding at December 31, 2007
Members’ equity	7,557,665	3,231,225
Total liabilities, preferred units and members’ equity	$7,586,875	$3,241,045

See Notes to Consolidated Financial Statements.

Behringer Harvard Lovers Lane Venture I, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from June 1, 2007 (date of inception) through December 31, 2007
Interest income	$533,170	$195,646

General and administrative expenses	49,205	3,370

Net income	$483,965	$192,276

Preferred units dividends	(7,750)	—

Net income attributable to the Members	$476,215	$192,276

See Notes to Consolidated Financial Statements.

Behringer Harvard Lovers Lane Venture I, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at June 1, 2007 (date of inception)	$—	$—	$—

Contributions	—	3,045,580	3,045,580
Distributions	—	(6,631)	(6,631)
Net income	—	192,276	192,276

Balance at December 31, 2007	—	3,231,225	3,231,225

Preferred units:
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	4,065,828	4,065,828
Distributions	—	(215,603)	(215,603)
Net income	—	483,965	483,965

Balance at December 31, 2008	$28,902	$7,557,665	$7,586,567

See Notes to Consolidated Financial Statements.

Behringer Harvard Lovers Lane Venture I, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from June 1, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$483,965	$192,276
Adjustments to reconcile net income to net cash used in operating activities -
Amortization of deferred financing fees	(27,564)	(10,482)
Changes in operating assets and liabilities:
Accrued interest receivable	(504,592)	(185,163)
Accrued liabilities	308	—
Cash used in operating activities	(47,883)	(3,369)

Cash flows from investing activities
Other assets	(3,192)	(47,493)
Advances on mortgage note receivable	(3,865,076)	(2,907,273)
Cash used in investing activities	(3,868,268)	(2,954,766)

Cash flows from financing activities
Contributions	4,065,828	3,045,580
Distributions	(215,603)	(6,631)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash provided by financing activities	3,871,377	3,038,949

Net change in cash and cash equivalents	(44,774)	80,814
Cash and cash equivalents at beginning of period	80,814	—
Cash and cash equivalents at end of period	$36,040	$80,814

Supplemental schedule of noncash financing activities -
Accrued offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Lovers Lane Venture I, LLC

Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Behringer Harvard Lovers Lane Venture I, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on June 1, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Lovers Lane I, LLC, is our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold, indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Lovers Lane REIT I, LLC. Substantially all of our business is conducted through Behringer Harvard Lovers Lane REIT I, LLC (“Lovers REIT”). The REIT was organized to make a mortgage loan to GS Lovers Lane Prop Sub, LP (the “Project Entity”) and to acquire an option to purchase the Project Entity or the property it owns. The Project Entity is owned by a commercial developer and was organized to develop and own one apartment community, commonly known as Grand Reserve (the “Grand Reserve”). The Grand Reserve was an operating apartment community at the time we made our investment in GS Lovers Lane Prop Sub, LP. During 2007, the property ceased renewing leases, achieved zero occupancy as of December 31, 2007, and has since been demolished. The Grand Reserve is currently under development in Dallas, Texas, has an estimated construction budget of approximately $38.7 million (unaudited), and is expected to be a two story townhome community (unaudited) with approximately 149 rental units (unaudited).

During April 2007, Behringer Harvard Multifamily OP I entered into an interest-bearing loan to the Project Entity for the Grand Reserve project.  In connection with our formation, Behringer Harvard Multifamily OP I assigned the loan and the contingent option to purchase the Grand Reserve property to our wholly-owned subsidiary, Lovers REIT in return for 55% of our members’ equity and cash of $1,348,000 which was contributed by our other equity member, Behringer Harvard Master Partnership I LP. The funded balance of the loan at the time of the assignment was $2,995,000.

Neither we nor Lovers REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Lovers REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of December 31, 2008 and the period ended 2007. In addition, we recognized no current tax expense for the year ended December 31, 2008 and 2007 related to the Texas margin tax.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of Lovers REIT.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of any unearned income from unamortized loan origination fees. Loan origination fees are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $87,000 and in 2008 we received fees of $122,000. Included are unamortized deferred origination fees of $171,000 and $77,000 as of December 31, 2008 and 2007, respectively.

The Project Entity remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Impairment of Mortgage Note Receivable

We review the terms and conditions underlying the outstanding balances of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 and 2007.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.                                      New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permit all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations beginning January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.                                      Private Offering

The limited liability company agreement of Lovers REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”). We commenced a private offering of the Preferred Units in November 2007 and have issued no Preferred Units as of December 31, 2007. During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $9,820. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Lovers REIT. Lovers REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium. The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.                                      Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

An affiliate of Behringer Harvard Multifamily OP I LP has entered into a junior mezzanine loan receivable with a aggregate commitment of $2,184,000.  The junior mezzanine loan receivable bears interest at an annual rate of 10% and with final maturity date of April 2012.   As of December 31, 2008 and 2007, $1,000 had been advanced.

6.                                      Mortgage Note Receivable

Lovers REIT has committed to make a mortgage loan in the amount of $7,488,000 (the “Mortgage Note”) to GS Lovers Lane Property Sub, LP (the “Project Entity”).  We funded a total of $6,982,000 and $2,995,000 under the commitment as of December 31, 2008 and 2007, respectively. The Mortgage Note matures on the earlier of (i) April 12, 2012 and (ii) the maturity date of the construction loan for the project (which is currently April 23, 2011), including any extensions thereof.  The maturity date may be accelerated to (i) 180 days after the expiration of the put option described below or (ii) the date that the senior loan is paid in full.  Generally no prepayment of the Mortgage Note may be made except (i) in connection with the sale of the Project Entity or the Grand Reserve project (in which case prepayment is required) or (ii) 150 days after the project is completed or deemed complete by the senior lender.

The Mortgage Note accrues interest at a rate of 10% per annum.  Until the completion of the project, no payments will be due and all interest will accrue.  Thereafter, any unpaid accrued interest on the notes is payable on a monthly basis from net cash flow to the extent net cash flow from the Grand Reserve project is sufficient to make such payments.  If net cash flow is insufficient to make such payments, then the interest will continue to accrue and will be payable on a monthly basis when and to the extent net cash flow from the Grand Reserve project is sufficient to make such payments.  All accrued and unpaid interest on the Mortgage Note will be payable upon final maturity of the Mortgage Note.

The Mortgage Note is secured by a second priority interest lien on the Grand Reserve project.  The Mortgage Note is also supported by a guarantee from an affiliate of the commercial developer that has guaranteed (i) full repayment of the Mortgage Note if neither the purchase option nor put option described below is exercised, (ii) the construction and completion of the Grand Reserve project in the event the Project Entity abandons the project or fails to complete the project on the agreed schedule, (iii) the payment of any costs that exceed the approved budget for construction of the project, and (iv) prompt payment of the Mortgage Note in the event that the Project Entity files a voluntary bankruptcy or insolvency proceeding prior to the completion of the project.  In connection with the purchase option described below, the guarantor has also guaranteed certain obligations of the owner of the Project Entity under the option agreement.

The Project Entity was formed by the commercial developer to purchase, finance, and develop one real estate project; this entity is not consolidated into our financial statements. Our involvement with the Project Entity began at the time we committed to the Mortgage Note, and our potential loss exposure is limited to the funded portion of our commitment. The Project Entity and certain of its affiliates also owe amounts to other parties, including the senior project lender. Neither we nor  Lovers REIT have a primary or secondary obligation with respect to such obligations.

7.                                      Commitments and Contingencies

The Grand Reserve project is currently under development and is estimated to be completed in the first calendar quarter of 2010.

Contingent purchase option.  The Lovers REIT has a contingent option to acquire the completed Grand Reserve project or the Project Entity (the “Purchase Option”). The Purchase Option is not currently exercisable and cannot be exercised until development is complete and the property has been certificated for occupancy. The Purchase Option becomes exercisable for a period of 120 days after the earlier of (i) one year after the date the project is completed or (ii) the date it receives notice that 90% of the units are leased and occupied.  The exercise price will be an amount equal to the sum of (i) the lower of (a) the total project costs plus interest on the Mortgage Note and a junior mezzanine loan made by Behringer Harvard Multifamily OP I and (b) $38,686,000 plus interest on the Mortgage Note and a junior mezzanine loan made by Behringer Harvard Multifamily OP I, plus (ii) $8,750 per apartment unit in the Grand Reserve project, plus (iii) $1,161,000.

Partnership contingent sell option.  The partners of the Project Entity have an option to sell the completed Grand Reserve project to Lovers REIT (the “Sell Option”). The Sell Option is not currently exercisable and cannot be exercised until development is complete and the property has been certified for occupancy. The Sell Option becomes exercisable for a period of one year after the earlier of (i) the expiration of the Purchase Option or (ii) the date it receives notice from Lovers REIT that it waives its purchase option. The exercise price will be equal to the lesser of (i) the total project costs plus interest on the Mortgage Note and a junior mezzanine loan made by Behringer Harvard Multifamily OP I and (ii) $38,686,000 plus interest on the Mortgage Note and a junior mezzanine loan made by Behringer Harvard Multifamily OP I.

Lovers REIT Right of First Offer.  If neither the purchase option nor put right described above is exercised, then the owner of the Project Entity may cause the Project Entity to sell the Grand Reserve project, subject to a right of first offer by Lovers REIT.

Lovers REIT may terminate the above options if the project is not completed by February 28, 2010.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard Satori Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Satori Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 26, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Satori Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$165,290	$—
Accrued interest receivable	—	190,603
Mortgage note receivable, net	14,604,849	12,217,558
Investment in unconsolidated real estate joint venture	7,373,438	7,364,304
Deferred offering costs	—	9,820
Total assets	$22,143,577	$19,782,285

Liabilities, preferred units and members’ equity
Accrued liabilities	$598	$9,820

Commitments and contingencies

Preferred units, $500.00 par value per share;	28,902	—
12.5% dividend per annum; 125 units authorized,
124 units issued and outstanding at December 31, 2008;
none issued and outstanding at December 31, 2007
Members’ equity	22,114,077	19,772,465
Total liabilities, preferred units and members’ equity	$22,143,577	$19,782,285

See Notes to Consolidated Financial Statements.

Behringer Harvard Satori Venture, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from June 26, 2007 (date of inception) through December 31, 2007
Interest income	$1,508,140	$197,752

General and administrative expenses	49,088	2,938

Net income	$1,459,052	$194,814

Preferred units dividends	(7,750)	—

Net income attributable to the Members	$1,451,302	$194,814

See Notes to Consolidated Financial Statements.

Behringer Harvard Satori Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at June 26, 2007 (date of inception)	$—	$—	$—

Contributions	—	19,799,276	19,799,276
Distributions	—	(221,625)	(221,625)
Net income	—	194,814	194,814

Balance at December 31, 2007	—	19,772,465	19,772,465

Preferred units:
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	2,414,463	2,414,463
Distributions	—	(1,524,153)	(1,524,153)
Net income	—	1,459,052	1,459,052

Balance at December 31, 2008	$28,902	$22,114,077	$22,142,979

See Notes to Consolidated Financial Statements.

Behringer Harvard Satori Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from June 26, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$1,459,052	$194,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Amortization of deferred financing fees	(44,325)	(7,149)
Changes in operating assets and liabilities:
Accrued interest receivable	190,603	(190,603)
Accrued liabilities	598	—
Cash provided by (used in) operating activities	1,605,928	(2,938)

Cash flows from investing activities
Advances on mortgage note receivable, net	(2,342,966)	(12,210,409)
Investment in unconsolidated real estate joint venture	(9,134)	(7,364,304)
Cash used in investing activities	(2,352,100)	(19,574,713)

Cash flows from financing activities
Contributions	2,414,463	19,799,276
Distributions	(1,524,153)	(221,625)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash provided by financing activities	911,462	19,577,651

Net change in cash and cash equivalents	165,290	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$165,290	$—

Supplemental schedule of noncash financing activities -
Accrued offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard Satori Venture, LLC

Notes to Consolidated Financial Statements

1.             Organization and Business

Organization

Behringer Harvard Satori Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on June 26, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard Satori, LLC, our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and hold, indirectly and directly, respectively, 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard Satori REIT, LLC, (“Satori REIT”). Substantially all of our business is conducted through Satori REIT. Satori REIT was organized to make a mortgage loan to Sunrise Investors LLLP (the “Project Entity”) and an equity investment in Satori Holding, LLC (the “Holding Entity”). Prior to our equity investment, the Holding Entity was wholly owned by a commercial developer and was organized to develop and own one apartment community, commonly known as Satori (“Satori”). Satori is located in Broward County, Florida, is currently under development, has an estimated construction budget of approximately $98.5 million (unaudited), and is expected to be an apartment community of approximately 279 rental units (unaudited) within buildings of three- to nine-story structures (unaudited). The Satori Apartment Community is also expected to have a parking structure. The Project Entity is directly and indirectly a wholly owned subsidiary of the Holding Entity.

Neither we nor Satori REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

Satori REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts Satori REIT.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

The Partnership Entity uses ratios that are different than the stated equity percentages for obligations and allocation of profits and losses, specified costs and expenses, distributions of cash from operations, and distributions of cash proceeds from liquidation.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts incurred related to our Preferred Units offering.  In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 financial statements as an offset to the Preferred Units balance.

 Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of any unearned income from unamortized loan origination fees. Loan origination fees are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $222,000. Included are unamortized loan origination fees of $170,000, and $214,000 as of December 31, 2008 and 2007, respectively.

The mortgage note receivable is coterminous with the Project Entity’s construction loan and the Project Entity remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Investment in Unconsolidated Real Estate Joint Venture

We account for our investment in real estate joint venture using the equity method of accounting because we exercise significant influence over, but do not control the Project Entities. This investment is initially recorded at cost and is adjusted for our share of equity in earnings and distributions. The Satori Apartment Community project is under development and has no income or losses.

Impairment of Long Lived Assets and Mortgage Note Receivable

For real estate we own through an investment in a real estate joint venture, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We review the terms and conditions underlying the outstanding balance of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the investment in real estate venture and mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

3.             New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations occurring beginning January 1, 2009. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.             Private Offering

The limited liability company agreement of Satori REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”).  We commenced a private offering of the Preferred Units in November 2007.  During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred for the Preferred Units as of December 31, 2007 of $9,820. In connection with our receipt of offering proceeds in 2008, these amounts have been reclassified in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of Satori REIT. Satori’s REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium.  The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.             Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

6.             Mortgage Note Receivable and Investment in Unconsolidated Real Estate Venture

In November 2007, Satori REIT committed to make a mortgage loan in the amount of $14,775,000 to the Project Entity and the Holding Entity (the “Mortgage Note”). We funded $12,432,034 of the commitment as of December 31, 2007, and funded the remaining balance in 2008. The Mortgage Note bears interest at the rate of 10% per annum and matures on October 29, 2012.  Through maturity, interest is payable on a monthly basis from a budgeted interest reserve in the amount of $3,230,000 and from available net operational cash flows.  At maturity, principal and unpaid interest is due.  Generally, no prepayment of the Mortgage Note may be made without Satori REIT’s approval except after the project’s completion or the interest reserve is fully paid.

The Mortgage Note is secured by a lien pursuant to a mortgage on the project that is subordinate to the lien on the project granted to the senior lender.  The Mortgage Note is also supported by a guarantee from the developer, which has guaranteed completion of the development of the project in accordance with its plans and specifications if, for any reason, the Project Entity abandons the project before its completion, fails to complete the project on time (except for certain excused delays) or fails to pay all costs in full for the construction.  The developer is liable for construction cost overruns in excess of the construction budget, with limited exceptions for (i) construction interest, construction period property taxes and property insurance if an excused delay occurs when constructing the project and (ii) certain costs arising from aspects of the project approved by Satori REIT or to bring the project into compliance with laws first enacted after construction commenced.  The developer has also guaranteed repayment of the Mortgage Note should the Project Entity become the subject of a bankruptcy or insolvency proceeding, provided such proceeding is voluntary or, if involuntary, not dismissed within 90 days of the filing.

In November 2007, Satori REIT funded a stated 50% membership equity interest in the Holding Entity in the amount of $7,350,000. Pursuant to the operating agreement, distributions are made generally to first return capital contributions to the members with preferred returns and to pay certain deferred fees to the developer.  Thereafter, returns are paid to the members in accordance with their respective percentage interests.

The Project Entity and Holding Entity use ratios that are different than the stated partnership interest for obligations and allocation of profits and losses, specified costs and expenses, distributions of cash from operations, and distributions of cash proceeds from liquidation.

The Holding Entity and its subsidiaries were formed by the commercial developer to purchase, finance, and develop one real estate project; these entities are not consolidated into our financial statements. Our involvement with these entities began at the time we committed to the Mortgage Note and equity investment, and our potential loss exposure is limited to the funded portion of these commitments. These entities also owe amounts to other parties, including the senior project lender. Neither we nor Satori REIT have a primary or secondary obligation with respect to such obligations.

7.             Commitments and Contingencies

Satori project is currently under development and is estimated to be completed in the third calendar quarter of 2009.

Contingent conversion option.  Satori REIT has a contingent conversion option to convert the Mortgage Note into its membership interest in the Holding Entity (the “Conversion Option”).  The Conversion Option is currently not exercisable and cannot be exercised until the development is complete and the property is certified for occupancy. Satori REIT may exercise the Conversion Option within 90 days of completion of the Satori project and the exercise price will be the outstanding balance of the Mortgage Note and unpaid interest.  Upon exercise, any outstanding principal and interest on the Mortgage Note will become second-priority capital contributed in the Holding Entity, where Satori REIT will be entitled to a preferred return of 9.5%, and Satori REIT will continue to hold a membership interest of 50%.

Developer Member’s contingent sell option.  The member owned by the developer (the “Developer Member”) has a right, commencing on the date of completion of the project and continuing until the third anniversary of the completion of the project, to initiate a procedure to ascertain the fair market value of the project and, thus, to ascertain the value of the membership interests of the members of the Holding Entity.  If such value is not mutually agreed upon by the Developer Member and Satori REIT, then such value would equal the distributions that the Developer Member would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Satori REIT has an option to purchase the Developer Member’s 50% interest at that price or to request that the Developer Member causes the Project Entity to sell the project for a price that is not less than the determined fair market value.  The Developer Member may then elect whether to proceed with causing a sale of the project.  If the Developer Member does not elect to cause a sale of the project or is unable to consummate such a sale, then the Developer Member may recommence this procedure from the beginning.

Satori REIT’s Call Right.  If Developer Member does not commence its put right proceedings described above or the project is not sold pursuant to such proceedings, Satori REIT has a right, commencing on the third anniversary of the date of completion of the project, to initiate those same proceedings by ascertaining the fair market value of the project and, thus, to ascertain the value of the membership interests of all of the members of the Holding Entity.  If such value is not mutually agreed upon by the Developer Member and Satori REIT, then such value would equal the distributions that the Developer Member would receive if the project were sold at its fair market value, which would be determined by an arbitration process.  Once such value is agreed upon or determined, Satori REIT has an option to purchase the Developer Member’s interest at that price or to request that the Developer Member causes the Project Entity to sell the project for a price that is not less than the determined fair market value.  The Developer Member may then elect whether to proceed with causing a sale of the project.  If the Developer Member does not elect to cause a sale of the project or is unable to consummate such a sale, then Satori REIT may recommence this procedure from the beginning.

Buy/Sell Rights.  Each member of the Holding Entity has a right, commencing on the third anniversary of the date of completion of the project and not during any time that the put right or call right proceedings described above are ongoing, to initiate buy/sell procedures with respect to its membership interest.  Under those procedures, a member could make an offer to purchase the interests of the other member based on an offer price for the company’s assets and the other member would either elect to sell its interest based on that price or elect to purchase the offering member’s membership interests based on that price.

8.                                      Disclosure of summarized financial information of the unconsolidated real estate joint venture

	December 31, 2008	December 31, 2007
Balance sheet data:

Cash	$17,760	$485,287
Land and construction in progress	77,522,937	25,637,019
Other assets	12,362	8,864
Total assets	$77,553,059	$26,131,170

Construction loan	$41,864,192	$—
Note payable to Satori REIT	14,775,000	12,432,034
Accounts payable, interest payable and other	11,063,867	3,849,136
Partners’ capital	9,850,000	9,850,000
Total liabilities and partners’ capital	$77,553,059	$26,131,170

The Satori project is currently under development and had insignificant net income (loss) for the year or period ended December 31, 2008 and 2007.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

Behringer Harvard St. Rose Venture, LLC

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard St. Rose Venture, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the year ended December 31, 2008 and for the period from July 9, 2007 (date of  inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from July 9, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard St. Rose Venture, LLC

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$6,160,613	$78,069
Accrued interest receivable	5,315	237,343
Mortgage notes receivable, net	14,087,362	4,585,927
Investment in unconsolidated real estate joint venture	5,179,585	—
Deferred offering costs	—	9,820
Total assets	$25,432,875	$4,911,159

Liabilities, preferred units and members’ equity
Accrued liabilities	$8,099	$9,820
Due to Members	—	663
Total liabilities	8,099	10,483

Commitments and contingencies

Preferred units, $500.00 par value per share; 12.5% dividend per annum; 125 units authorized, 124 units issued and outstanding at December 31, 2008; none issued and outstanding at December 31, 2007	28,902	—
Members’ equity	25,395,874	4,900,676
Total liabilities, preferred units and members’ equity	$25,432,875	$4,911,159

See Notes to Consolidated Financial Statements.

Behringer Harvard St. Rose Venture, LLC

Consolidated Statements of Income

	Year ended December 31, 2008	For the period from July 9, 2007 (date of inception) through December 31, 2007
Interest income	$700,530	$248,899

General and administrative expenses	78,194	4,796

Net income	$622,336	$244,103

Preferred units dividends	(7,750)	—

Net income attributable to the Members	$614,586	$244,103

See Notes to Consolidated Financial Statements.

Behringer Harvard St. Rose Venture, LLC

Consolidated Statements of Members’ Equity

	Preferred Units	Members’ Equity	Total
Balance at July 9, 2007 (date of inception)	$—	$—	$—

Contributions	—	4,719,905	4,719,905
Distributions	—	(63,332)	(63,332)
Net income	—	244,103	244,103

Balance at December 31, 2007	—	4,900,676	4,900,676

Preferred units:
Proceeds from issuance	62,000	—	62,000
Offering costs	(33,098)	—	(33,098)
Dividends	—	(7,750)	(7,750)
Contributions	—	19,958,018	19,958,018
Distributions	—	(77,406)	(77,406)
Net income	—	622,336	622,336

Balance at December 31, 2008	$28,902	$25,395,875	$25,424,776

See Notes to Consolidated Financial Statements.

Behringer Harvard St. Rose Venture, LLC

Consolidated Statements of Cash Flows

	Year ended December 31, 2008	For the period from July 9, 2007 (date of inception) through December 31, 2007
Cash flows from operating activities
Net income	$622,336	$244,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Amortization of deferred financing fees	(129,521)	(11,556)
Changes in operating assets and liabilities:
Accrued interest receivable	232,028	(237,343)
Due to Members	(663)	—
Accrued liabilities	599	—
Cash provided by (used in) operating activities	724,779	(4,796)

Cash flows from investing activities
Issuance of mortgage notes receivable, net	(9,371,914)	(4,574,371)
Investment in unconsolidated real estate joint venture	(5,172,085)	—
Cash used in investing activities	(14,543,999)	(4,574,371)

Cash flows from financing activities
Contributions	19,958,018	4,719,905
Distributions	(77,406)	(62,669)
Preferred units:
Proceeds from issuance	62,000	—
Offering costs	(33,098)	—
Dividends paid	(7,750)	—
Cash provided by financing activities	19,901,764	4,657,236

Net change in cash and cash equivalents	6,082,544	78,069
Cash and cash equivalents at beginning of period	78,069	—
Cash and cash equivalents at end of period	$6,160,613	$78,069

Supplemental schedule of noncash financing activities:
Investment in unconsolidated real estate joint venture	$7,500	$—
Deferred offering costs	$—	$9,820

See Notes to Consolidated Financial Statements.

Behringer Harvard St. Rose Venture, LLC

Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Behringer Harvard St. Rose Venture, LLC (which may be referred to as the “Company,” “we,” “us,” or “our”) was effectively organized in Delaware on July 9, 2007.

We are a co-investment joint venture between Behringer Harvard Multifamily OP I LP (“Behringer Harvard Multifamily OP I”), which, through its wholly owned subsidiary Behringer Harvard St. Rose, LLC, is our manager and 55% owner, and, Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”), our 45% owner.  The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, a related party that is indirectly owned by Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM.

Behringer Harvard Multifamily OP I is wholly-owned by Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”). Behringer Harvard Multifamily OP I and Behringer Harvard Master Partnership I are collectively referred to herein as the Members and, indirectly and directly, respectively, hold 100% of our voting interests.

We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary, Behringer Harvard St. Rose REIT, LLC (“St. Rose REIT”). Substantially all of our business is conducted through St. Rose REIT. St. Rose REIT was organized to invest in the St. Rose Project (as described below), which investment has been made in the form of a  mortgage loan to SW 131 St. Rose Mezzanine Borrower LLC (the “Mortgage Borrower”) and an equity investment in SW 130 St. Rose Limited Partnership (the “Partnership Entity”). Prior to our equity investment, the Partnership Entity was wholly  owned by a commercial real estate developer and was organized to develop and own one apartment community, St. Rose ( the “St. Rose Project”). The St. Rose Project is currently under development in Henderson, Nevada, has an estimated construction budget of approximately $70.1 million (unaudited), and is expected to be a 24 building (unaudited), three-story garden apartment community (unaudited) with approximately 430 rental units (unaudited).  The St. Rose Project is wholly owned by SW 132 Senior Borrower LLC (the “Project Entity”), which is wholly owned by the Mortgage Borrower.

Neither we nor St. Rose REIT have employees and both are supported by related party arrangements. Behringer Harvard Multifamily REIT I is externally managed by Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership organized in 2006.  Behringer Harvard Multifamily Advisors I, through Behringer Harvard Multifamily REIT I, is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as amortization and accrued liabilities.  Actual results could differ from those estimates.

Income Taxes

St. Rose REIT has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, and has qualified as a REIT since the period ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. To date, we are unaware of any uncertain tax positions.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of St. Rose REIT.  All inter-company transactions, balances and profits are eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” We have determined that we are not a primary beneficiary of any VIEs.

The Partnership Entity uses ratios that are different than the stated partnership interests for obligations and allocation of profits and losses, specified costs and expenses, distributions of cash from operations, and distributions of cash proceeds from liquidation.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. In the ordinary course of our business, cash requirements for substantially all of our investments and obligations are paid on our behalf directly from our Members to the other party. We have presented these transactions as cash inflows and outflows in our consolidated statement of cash flows.

Deferred Offering Costs

Amounts include costs related to our Preferred Units offering. In connection with our receipt of offering proceeds in 2008, these amounts have been recorded in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

Mortgage Note Receivable

The mortgage note receivable is reported at its outstanding principal balance net of unearned income from unamortized deferred loan origination fees and costs. Loan origination fees and costs are generally deferred and are amortized as adjustments to interest income using a straight-line method that approximates the effective interest method over the life of the related debt. During 2007 we received origination fees of $141,000; the net deferred balance as of December 31, 2007 was $129,000.  As of December 31, 2008, amounts incurred for deferred financing costs and related accumulated amortization was $7,500 and $0 respectively. As of December 31, 2007, amounts incurred for deferred financing costs and related accumulated amortization were $26,000 and $2,000, respectively.

During 2008, we received origination fees of $631,000; the net deferred balance as of December 31, 2008 was $631,000. As of December 31, 2008, amounts incurred for deferred financing costs and related accumulated amortization were $7,300 and $0, respectively.

The Mortgage Borrower remains obligated to pay principal and interest due regardless of its intent or ability to sell or refinance the property. In addition, the mortgage note receivable does not contain a right to participate in expected residual profit from the sale or refinancing of the property. As a result, the mortgage note receivable is accounted for as a loan pursuant to the guidance in Exhibit I of AICPA Practice Bulletin 1 on accounting of real estate acquisition, development, or construction arrangements.

Investment in Unconsolidated Real Estate Venture

We account for our investment in real estate joint venture using the equity method of accounting because we exercise significant influence over, but do not control the Project Entities. This investment is initially recorded at cost and is adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our ownership interests in the entities.  The St. Rose Project is under development and has no income or losses.

Impairment of Long Lived Assets and Mortgage Note Receivable

For real estate we own through an investment in a real estate joint venture, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We review the terms and conditions underlying the outstanding balance of the mortgage note receivable. If we determine that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds our estimate of the fair value of the collateral securing such note.

We assess impairment at the individual project basis. In evaluating the investment in real estate venture and mortgage note receivable for impairment, management makes several estimates and assumptions about the financial condition of the borrower and the guarantor. In addition, management makes several estimates and assumptions about the property and the additional collateral provided by the guarantor, including but not limited to, the projected disposition dates, estimated future cash flows, and the projected sales prices.  A change in these estimates and assumptions could result in understating or overstating the carrying  value of the mortgage note receivable which could be material to our consolidated financial statements.

No impairment charges have been recorded in 2008 or 2007.

Concentration of Credit Risk

In the ordinary course of our business, we hold cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage may be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

3.                                      New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008, and did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permit all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to

Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to our business combinations beginning after January 1, 2009. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) may have a material effect on our accounting for future consolidated acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

4.                                      Private Offering

The limited liability company agreement of St. Rose REIT has established 125 units of Class A, preferred, cumulative, non-voting membership units (“Preferred Units”). We commenced a private offering of the Preferred Units in November 2007 and issued no Preferred Units as of December 31, 2007. During 2008, we sold 124 Preferred Units and raised gross offering proceeds totaling $62,000. Additional offering costs associated with the Preferred Units issuance incurred during 2008 were approximately $24,000 and have been recorded as an offset to the Preferred Units balance in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Miscellaneous Accounting — Expenses of Offering.

Included in deferred offering costs are offering expenses incurred of $9,820 for the Preferred Units as of December 31, 2007. In connection with our receipt of offering proceeds in 2008, these amounts have been reclassified in the December 31, 2008 consolidated financial statements as an offset to the Preferred Units balance.

The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members’ equity of St. Rose REIT.  St. Rose REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500.00 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed fore redemption, plus a premium per unit as follows: (1) until December 31, 2009, $100; (2) from January 1, 2010 to December 31, 2010, $75; (3) from January 1, 2011 to December 31, 2011, $50; (4) from January 1, 2012 to December 2012, $25; and thereafter, no redemption premium.  The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

5.                                      Related Party Arrangements

We are dependent on the Members and their affiliates for our operational and investment capital needs.  We are also ultimately dependent, through Behringer Harvard Multifamily REIT I, on Behringer Harvard Multifamily Advisors I and  Behringer Harvard Multifamily Management Services, LLC  for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. We recognize all amounts at the time incurred by the Members on our behalf in our financial statements with an offset to Members Equity.

6.                                      Mortgage Note Receivable and Investment in Unconsolidated Real Estate Venture

As of December 31, 2008, St. Rose REIT has funded $14,718,000 of $21,043,000 under a senior mortgage note commitment and a seperately issued junior mortgage note commitment (collectively referred to herein as the “Mortgage Note”).  The Mortgage Note accrues interest at the rate of 13% per annum.  The Mortgage Note  matures on December 30, 2013. Any unpaid accrued interest on the Mortgage Note is payable on a monthly basis, first, from a budgeted interest reserve account in the amount of $6,414,000 and, then, from net cash flow from the St. Rose Project if sufficient to make payments.  If net cash flow is insufficient to make payments, then the interest will continue to accrue and will be payable on a monthly basis when and to the extent that net cash flow from the St. Rose Project is sufficient to make payments. All accrued and unpaid interest on the Mortgage Note will be payable upon final maturity of the Mortgage Note.   Generally no prepayment of the Mortgage Note may be made until 150 days after the project is completed.

The Mortgage Note is secured by a lien pursuant to a deed of trust on the St. Rose Project that is subordinate to the lien granted to the senior lender.  The Mortgage Note is also supported by a guarantee from affiliates of the commercial developer that have guaranteed (i) construction and completion of the St. Rose Project if, for any reason, the Project Entity abandons the project or fails to complete the project on the agreed schedule and (ii) the payment of any costs that exceed the approved budget for construction of the project (provided, however, that the following expenses will not be calculated as “cost overruns” to be repaid by the guarantors: operating deficits, taxes and solely to the extent increased by “acts of God,” construction interest). They have also guaranteed full and prompt payment of the Mortgage Borrower’s obligations in connection with the Mortgage Note in the event that the Mortgage Borrower files a voluntary bankruptcy or insolvency proceeding prior to the completion of the project.

In July 2007, St. Rose REIT had entered into a separate mortgage loan commitment for $11,356,000 also related to the St. Rose Project but with an affiliate of the Mortgage Borrower. This mortgage loan had an annual interest rate of 10.75% with a final maturity date of December 2012. As of December 31, 2007, $4,691,000 had been advanced under this commitment.  In December 2008, this mortgage loan was cancelled and restructured as the Mortgage Note. The statement of cash flows for the year ended December 31, 2008 presents this restructuring on a net basis in advances of mortgage note receivable.

On December 31, 2008, St. Rose REIT funded an equity investment in the Partnership Entity in the amount of $5,172,000 in return for a 50% limited partnership interest. The equity investment was made in the form of a capital contribution to the Partnership Entity, which contribution constitutes 75.1% of the initial capital contributed to the partnership. Pursuant to the provisions of the partnership agreement, St. Rose REIT’s pro-rata share of any additional contributions required by the partnership is 50% of such additional capital and that of the other partner, which is the general partner and an affiliate of the developer, is 50%.  Pursuant to the provisions of the partnership agreement, distributions are made generally to return capital contributions to the partners with preferred returns and to pay certain deferred fees to the developer.  Thereafter, distributions are paid 40% to the general partner and 60% to the limited partner (St. Rose REIT).

The land and certain of the construction in progress for the Partnership Entity were purchased from an affiliate of its general partner for approximately $18.3 million.  The purchase was paid in cash and funded from the proceeds of the Mortgage Note and cash contributions to the Partnership Entity. Accordingly, the assets have been recorded based on the cash consideration paid.

Summarized financial information for the investment in unconsolidated real estate joint venture is as follows:

	December 31, 2008	December 31, 2007
Balance sheet data:

Cash	$—	$—
Land and construction in progress	22,734,775	—
Other assets	—	—
Total assets	$22,734,775	$—

Construction loan	$1,000	$—
Notes payable to St. Rose REIT	14,718,320	—
Accounts payable, accrued interest and other	1,130,608
Partners’ capital	6,884,847	—
Total liabilities and partners’ capital	$22,734,775	$—

The St. Rose Project is currently under development and had insignificant net income (loss) for the period ended December 31, 2007 and the year ended December 31, 2008.

The Partnership Entity and its subsidiaries were formed to purchase, finance, and develop one real estate project; they are not consolidated into our financial statements. Our involvement with the Partnership Entity began at the time we committed to the Mortgage Note and equity investment and our potential loss exposure is limited to the funded portion of our limited partnership interest and Mortgage Note commitments. The Partnership Entity, also owe amounts to other parties, including senior construction lenders. Neither we nor St. Rose REIT I have a primary or secondary obligation with respect to such obligations.

7.                                      Commitments and Contingencies

The St. Rose Project is currently under development and is estimated to be completed in the second calendar quarter of 2011.

Land for the Project. The Project Entity owns approximately 24 acres of land in the City of Henderson, Clark County, Nevada, a portion of which is intended to be used for commercial development (the “Commercial Tract”) and a portion of which is intended to be used for the St. Rose Project (the “Residential Tract”).  The Project Entity holds the Commercial Tract in trust for an affiliate of the commercial developer (“SW 122”). The entire land parcel is encumbered by a mortgage securing a $2,950,000 loan made to SW 122 by Bank of America, N.A. (the “SW 122 Loan”). Similarly, the Project Entity has granted a lien against the land as security for an approximately $38,600,000 construction loan to the Project Entity from Bank of America, N.A. (“St. Rose Senior Lender”).  The parties intend for a subdivision plat to be recorded that will legally separate the land into the Commercial Tract and Residential Tract.  At such time, (i) the Project Entity will convey the Commercial Tract to SW 122, (ii) St. Rose Senior Lender will release its lien against the Commercial Tract as security for the construction loan for the St. Rose Project and its lien against the Residential Tract for the SW 122 Loan and (iii) St. Rose REIT will, as mortgage lender to the Project Entity, release its lien against the Commercial Tract.  SW 122 is responsible for all costs related to ownership of the Commercial Tract.  If the Commercial Tract and Residential Tract are not legally subdivided by March 31, 2009, the general partner of the Partnership Entity (which is in affiliate of the commercial developer) will cause SW 122 to repay its $2,950,000 loan from St. Rose Senior Lender.

Developer Partner’s contingent sell option. The partners owned by the developers (the “Developer Partners”) have a right, commencing on the date of completion of the St. Rose Project and continuing until the second anniversary of the completion of the St. Rose Project, to initiate a procedure to ascertain the fair market value of the St. Rose Project and, thus, to ascertain the value of the partnership interests of the Development Partners in the Partnership Entity. If such value is not mutually agreed upon by St. Rose REIT and the Development Partners, then such value would equal the distributions that the Development Partners  would receive if the St. Rose Project were sold at its fair market value, which would be determined by a bid process, or if qualified bids are not received or the Developer Partner elects to forego the qualified bid process, then by an arbitration process.  Once such value is agreed upon or determined, St. Rose REIT has an option to purchase the Developer Partners’ interest at that price or to request that the Developer Partners cause the Project Entity to sell the St. Rose Project (or cause the Partnership Entity to sell its interests in the Mortgage Borrower and the Project Entity) for a price that is not less than the determined fair market value. If the Developer Partners are unable to consummate such a sale, then the Developer Partners and St. Rose REIT may each initiate buy/sell procedures described below.

St. Rose REIT’s Call Right. If the Developer Partners do not initiate their pricing procedures and  put right  as described above, then St. Rose REIT has a right, commencing on the first day after the second anniversary of the date of completion and continuing until the third anniversary of the completion of the St. Rose Project, to initiate a procedure to ascertain the fair market value of the St. Rose Project and, thus, to ascertain the value of the partnership interests of all of then-current partners in the Partnership Entity. If such value is not mutually agreed upon by St. Rose REIT and the other partners, then such value would equal the collective distributions that the other partners would receive if the St. Rose Project were sold at its fair market value, which would be determined by a bid process, or if qualified bids are not received or the Developer Partner elects to forego the qualified bid process, then by an arbitration process. Once such value is agreed upon or determined, St. Rose REIT has an option to purchase the Developer Partner’s interest at that price or to request that the Developer Partner cause the Project Entity to sell the St. Rose Project (or cause the Partnership Entity to sell its interests in the Mortgage Borrower and the Project Entity) for a price that is not less than the determined fair market value. If the Developer Partner is unable to consummate such a sale, then the Developer Partner and St. Rose REIT may each initiate buy/sell procedures described below.

Buy/Sell Rights. Under the limited circumstances described above or if, after the third anniversary of the date of completion neither party has initiated the pricing procedures described above, then either partner in the Partnership Entity may initiate buy/sell procedures with respect to their partnership interests. Under those procedures, a partner could make an offer to purchase the interests of the other partner based on an offer price for the partnership’s assets and the other partner would either elect to sell its interest based on that price or elect to purchase the offering partner’s partnership interests based on that price.

8.                                      Subsequent Events

The Commercial Tract and Residential Tract were legally subdivided in March 2009 and the Project Entity conveyed the Commercial Tract to SW 122.  The St. Rose Senior Lender released its lien on the Commercial Tract as security for the Construction Loan and its lien on the Residential Tract for the SW 122 Loan, and the Project Entity released its title to the Commercial Tract in March 2009.

*****

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and
Director
(Principal Executive Officer)

March 31, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 31, 2009	/s/ Robert J. Chapman
Robert J. Chapman
President

March 31, 2009	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board

March 31, 2009	/s/ E. Alan Patton
E. Alan Patton
Director

March 31, 2009	/s/ Roger D. Bowler
Roger D. Bowler
Director

March 31, 2009	/s/ Sami S. Abbasi
Sami S. Abbasi
Director

March 31, 2009	/s/ Jonathan L. Kempner
Jonathan L. Kempner
Director