Form 10-Q
period 2009-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2009-05-15
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 5, 2009, the Registrant had 25,252,064 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

For the Three Months Ended March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Investments in unconsolidated real estate joint ventures	$96,902	$96,505
Cash and cash equivalents	67,460	23,771
Notes receivable	1,614	1
Receivables from affiliates	272	299
Escrow deposits	405	—
Other assets, net	283	318
Total assets	$166,936	$120,894

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$266	$627
Distributions payable	1,149	832
Accrued offering costs payable to affiliates	8,461	6,918
Accounts payable and accrued liabilities	824	123
Total liabilities	10,700	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding (see Note 6)	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 20,706,668 and 15,347,792 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	163,852	117,268
Cumulative distributions and net loss	(7,618)	(4,875)
Total stockholders’ equity	156,236	112,394
Total liabilities and stockholders’ equity	$166,936	$120,894

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Rental revenue	$—	$—

Expenses
Asset management and other fees	262	175
General and administrative	761	296
Depreciation and amortization	14	22
Total expenses	1,037	493

Interest income	80	425
Equity in earnings of investments in unconsolidated real estate joint ventures	1,095	765
Net income	$138	$697

Weighted average number of common shares outstanding	17,376	14,271

Basic and diluted income per share	$0.01	$0.05

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, expect share amounts)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Income (Loss)	Equity

Balance at January 1, 2008	—	$—	14,272,919	$1	$114,567	$(1,148)	$113,420

Net income	—	—	—	—	—	2,630	2,630
Issuance of convertible stock	1,000	—	—	—	1	—	1
Issuances of common stock under:
Sale of common stock, net	—	—	1,073,506	—	2,647	—	2,647
Incentive award plan	—	—	—	—	22	—	22
Redemptions of common stock	—	—	(16,667)	—	(140)	—	(140)
Distributions declared on common stock	—	—	—	—	—	(6,357)	(6,357)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	18,034	—	171	—	171
Balance at December 31, 2008	1,000	—	15,347,792	1	117,268	(4,875)	112,394

Net income	—	—	—	—	—	138	138
Issuances of common stock under:
Sale of common stock, net	—	—	5,339,683	1	46,331	—	46,332
Redemptions of common stock	—	—	(48,258)	—	(388)	—	(388)
Distributions declared on common stock	—	—	—	—	—	(2,881)	(2,881)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	67,451	—	641	—	641
Balance at March 31, 2009	1,000	$—	20,706,668	$2	$163,852	$(7,618)	$156,236

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$138	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of investments in unconsolidated real estate joint ventures	(1,095)	(765)
Distributions received from unconsolidated real estate joint ventures	1,302	765
Depreciation and amortization	14	—
Amortization of deferred financing costs	—	22
Stock-based compensation	—	6
Changes in operating assets and liabilities:
Accrued interest on notes receivable	(19)	—
Accounts payable and other liabilities	(30)	27
Other assets	124	17
Payables to affiliates	124	1
Accounts receivables and other receivables	—	2
Cash provided by operating activities	558	772

Cash flows from investing activities
Return of investments in unconsolidated real estate joint ventures	2,797	644
Issuances of notes receivable	(1,594)	—
Investments in unconsolidated real estate joint ventures	(3,752)	(5,837)
Escrow deposits	(405)	—
Repayments of advances to unconsolidated real estate joint ventures	129	—
Advances to unconsolidated real estate joint ventures	—	(150)
Prepaid acquisition costs	—	(71)
Cash used in investing activities	(2,825)	(5,414)

Cash flows from financing activities
Proceeds from sales of common stock	53,345	—
Offering costs	(5,467)	—
Distributions on common stock paid	(1,922)	(1,279)
Redemption of common stock	—	(50)
Change in payables to affiliates	—	(288)
Change in subscriptions for common stock	—	53
Change in subscription cash received	—	(53)
Cash provided by (used in) financing activities	45,956	(1,617)

Net change in cash and cash equivalents	43,689	(6,259)
Cash and cash equivalents at beginning of period	23,771	53,377
Cash and cash equivalents at end of period	$67,460	$47,118

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2009, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate multifamily communities. These multifamily communities may include conventional multifamily assets, such as mid-rise, high-rise, and garden-style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. We intend to make investments in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).  Further, we either directly or indirectly may invest in commercial real estate, options to acquire real estate, real estate-related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.  We completed our first investment in April 2007. As of March 31, 2009, we have investments in ten multifamily communities, nine in various stages of development and one operating property, located in seven states, substantially all Co-Investment Ventures.

We have no employees and are supported by related party service agreements. We are externally managed by our advisor, Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all of our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly-owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by BHMF Business Trust, a Maryland business trust.

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

On September 5, 2008, we commenced a public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of March 31, 2009, we sold a total of approximately 6.5 million shares of common stock and raised a total of approximately $64.9 million in gross offering proceeds in the Initial Public Offering. Net proceeds after selling commissions, dealer manager fees, and other offering costs were approximately $49.8 million.

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

2.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2009 and consolidated statements of operations and cash flows for the periods ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended March 31, 2009 and 2008. Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN 46(R), then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Related Intangibles

For acquired real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

The total value of identified real estate intangible assets that we may acquire in the future also includes in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal, tenant improvements and other operating expenses to execute similar deals as well as lost rental revenue during the expected lease-up period.  The estimates of the fair value of tenant relationships also includes an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

Impairment of Long Lived Assets and Investments in Unconsolidated Real Estate Joint Ventures

Upon the acquisition of any wholly-owned properties by our Co-Investment Ventures or us, we will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

No impairment charges have been recorded during the three months ended March 31, 2009 and 2008.

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

In accounting for notes receivable by our Co-Investment Ventures or us we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21, “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property,” we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our Co-Investment Ventures contain a right to participate in expected residual profits. In addition the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivable for impairment in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan.” Based on specific circumstances we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

There are judgments involved in determining whether an impairment is other than temporary. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, generally, there is no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If  notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the note receivable, considering the borrower’s or if applicable the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statement.

Investments in Unconsolidated Real Estate Joint Ventures

We or our Co-Investment Ventures account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities.  These investments are initially recorded at cost and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our economic interests in the entities.

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

Organization and Offering Costs

Behringer Harvard Multifamily Advisors I or its affiliates are obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs and we are required to make reimbursements in accordance with the Advisory Management Agreement, as amended.  Organization expenses are expensed as incurred.  Offering costs are recognized based on estimated amounts probable of reimbursement and are offset against additional paid-in capital.

Redemption of Common Stock

We account for the possible redemption of our shares under SFAS No.150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that securities that are convertible for cash at the option of the holder be classified outside of equity.  In accordance with SFAS No.150, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.  The portion of the redeemed common stock in excess of the par value is charged to additional paid-in capital.

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

We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of March 31, 2009 and December 31, 2008. In addition, we recognized no current tax expense for the three months ended March 31, 2009 and 2008 related to the Texas margin tax.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2009, we have no significant uncertain tax positions.

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

We have issued a total of 6,000 shares of restricted stock to our independent directors.  These restricted shares are fully vested and have no exercise price. The fair value of the restricted stock was being recognized as compensation expense on a straight-line basis over the required service period. For the three months ended March 31, 2009 and 2008, we recognized stock-based compensation expense of approximately $0 and $6,100, respectively.

Concentration of Credit Risk

We invest our cash and cash equivalents between several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2009 and December 31, 2008 we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

As of March 31, 2009 and 2008, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

The Behringer Harvard Multifamily REIT I, Inc. 2006 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10,000,000 shares have been authorized and reserved for issuance under the Incentive Award Plan.  As of March 31, 2009, no options have been issued.

As of March 31, 2009 and December 31, 2008, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share calculation.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting, financial and descriptive information about an enterprise’s reportable segments. Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from real estate properties that we own through joint ventures, and we account for each joint venture under the equity method of accounting. Our chief operating decision maker evaluates operating performance on an individual joint venture level. However, as each of our joint ventures has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Fair Value of Financial Instruments

We believe the carrying values of cash and cash equivalents, notes receivable and receivables from affiliates approximate their fair values.  We had no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2009.

4.                                      Recently Announced Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected material impact on the Consolidated Financial Statements.

In November 2008, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which was issued to clarify how the application of equity method accounting will be affected by SFAS No. 141(R) and SFAS No. 160. EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. EITF 08-6 was effective January 1, 2009, and applies prospectively.  There is no expected material impact on the Consolidated Financial Statements.

5.             Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2009 and December 31, 2008, we had ten investments in unconsolidated real estate joint ventures. All of our investments are BHMP CO-JVs (as defined below). We are not limited to BHMP CO-JVs and we may choose other joint venture partners or investment structures.

BHMP CO-JV

We have entered into separate joint ventures with Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”) in which we are the manager. The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, which is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Substantially all of the capital provided to Behringer Harvard Master Partnership I is from PGGM, unless by its context “PGGM” will be used herein to refer to Behringer Harvard Master Partnership I. We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with Behringer Harvard Master Partnership I is referred to as a BHMP CO-JV. Currently, our ownership, contribution and distribution interests are 55% except for our one operating BHMP CO-JV, which has a 64% interest.

Until the maximum funding commitment from PGGM of $200 million has been placed, to the extent that investments fit within the BHMP CO-JV investment parameters, we expect future real estate acquisitions and real estate under development activities will use a joint venture structure with BHMP CO-JV.  The maximum funding commitment from PGGM may be increased to $300 million.

We have determined that our BHMP CO-JVs are not variable interest entities under FIN 46(R), and thus have evaluated them for consolidation under SOP 78-9 and EITF 04-5. Each BHMP CO-JV has two partners, and each BHMP CO-JV partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and any method of refinancing or raising additional debt or equity capital. As a result of these equal substantive participating rights, no single party controls each BHMP CO-JV; accordingly, we account for each BHMP CO-JV using the equity method of accounting.

BHMP CO-JV Investments in unconsolidated real estate joint ventures

We have established each BHMP CO-JV to make investments in only one separate project or property. Each BHMP CO-JV owns 100% of the voting equity interest in one subsidiary REIT and substantially all business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate project (the “Property Entities”). Each BHMP CO-JV, its respective subsidiary REIT, and its respective Property Entity, is an independent investment. The general partner of the Property Entities are generally commercial developers and were organized to own, construct, and finance only one particular real estate project.

The following presents the BHMP CO-JVs’ combined balance sheet and income statement data.  The operating results of The Reserve at Johns Creek Walk Property Entity are consolidated in the BHMP CO-JVs’ combined income statement data.  The December 31, 2008 financial presentation has been adjusted to reflect the noncontrolling interest standards as required by SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The remaining nine investments are recorded as unconsolidated real estate joint ventures and use the equity method of accounting (amounts in thousands):

	March 31,	December 31,
Balance sheet data:	2009	2008
Notes receivable, net (1)	$128,958	$121,527
Investments in unconsolidated real estate joint ventures	29,178	29,895
Land and buildings, net	30,584	30,988
Cash and restricted cash	2,419	7,997
Accounts receivable	42	27
Deferred financing costs and other assets, net	346	392
Total assets	$191,527	$190,826

Bank loan	$23,000	$23,000
Accrued liabilities	225	167
Other liabilities	229	222
Total liabilities	23,454	23,389

Preferred units	242	229
Behringer Harvard Multifamily REIT I, Inc.	91,948	91,598
Behringer Harvard Master Partnership I LP	74,171	73,826
Total members’ equity	166,361	165,653
Noncontrolling interest	1,712	1,784
Total equity	168,073	167,437
Total liabilities and equity	$191,527	$190,826

	For the Three Months Ended
	March 31,
Income statement data:	2009	2008
Revenues
Rent	$738	$708
Interest	3,354	2,105
	4,092	2,813

Expenses
General and operating	446	460
Real estate taxes	85	90
Interest expense	372	376
Depreciation and amortization	422	521
	1,325	1,447

Equity in loss of unconsolidated real estate joint venture investments	(778)	—
Preferred dividend expense	19	—
Net income	1,970	1,366
Net loss attributable to noncontrolling interest	72	91
Net income attributable to BHMP CO-JVs	$2,042	$1,457

(1)         Notes receivable balance include loans advanced and accrued interest less deferred commitment fees and other     deferred financing liabilities

The Reserve at Johns Creek Walk is an operating multifamily community wholly-owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”) and as of March 31, 2009 and December 31, 2008 represents the only Property Entity reported on a consolidated basis by the BHMP CO-JV. One of our BHMP CO-JVs owns an 80 percent equity interest in The Reserve at Johns Creek Walk Property Entity, with an unaffiliated owner who owns the remaining 20 percent. The unaffiliated owner’s 20 percent equity interest is presented in the BHMP CO-JV’s combined balance sheet data above as noncontrolling interest.  The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan of $23 million was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the BHMP CO-JV or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%. Uncured events of default can accelerate the loan’s maturity date.  Management believes no events of default have occurred as of March 31, 2009.

The following presents the reconciliation between our member’s equity interest in the BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in thousands):

	March 31, 2009	December 31, 2008
Balance of our member’s equity in the BHMP CO-JVs	$91,948	$91,598
Other capitalized costs, net of amortization	4,954	4,907
Investments in unconsolidated real estate joint ventures	$96,902	$96,505

The BHMP CO-JVs’ notes receivable from and unconsolidated real estate joint ventures investments in Property Entities

Included in the BHMP CO-JV combined financial data are loans to and equity investments in unconsolidated real estate joint ventures in nine Property Entities in various stages of development.  All of the equity investments are accounted for using the equity method of accounting because the BHMP CO-JV exercises significant influence on, but does not control, these entities. Below are the BHMP CO-JVs’ notes receivable from and equity investments in the Property Entities as of March 31, 2009 (please note throughout this quarterly report, that we have changed the project names as follows: the Tower 55 Hundred project to 55 Hundred, the Fairfield at Cameron House project to Cameron House and the Fairfield at Baileys Crossing project to Baileys Crossing) (amounts in millions):

Wholly Owned Investment – Loans

Multifamily Developments

	Our Company Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve (8)	$2.2	$1.6	10.0%	4/2012	—

BHMP CO-JV Investments – Loans

Multifamily Developments

	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Equity Option
Grand Reserve (8)	$7.5	$7.5	10.0%	4/2012	(2)
The Eclipse	8.1	8.1	9.5%	4/2012	(2)
Baileys Crossing	22.1	22.1	9.5%	7/2012	(2)
Alexan St. Rose (3)	21.0	16.8	13.0%	12/2013	(2)
55 Hundred	20.0	20.0	9.5%	10/2012	(2)
Satori	14.8	14.8	10.0%	10/2012	(2)
Cameron House	19.3	19.3	9.5%	12/2012	(2)
Alexan Prospect	14.8	14.8	10.0%	4/2013	(2)
The Venue	5.8	5.8	10.0%	6/2013	—
Total BHMP CO-JV Loans to Developments	$133.4	$129.2

BHMP CO-JV Investments — Equity

Multifamily Developments

	BHMP CO-JV Investment Information (1)
Name of Underlying Property	Carrying Amount	Property Entity Ownership (6)	Preferred Return (7)
The Eclipse	$2.8	50.1%	9.5%
55 Hundred (4)	3.5	50.1%	9.5%
Alexan St. Rose (5)	5.2	60.0%	9.5%
Satori	7.5	50.0%	9.5%
Alexan Prospect	7.3	50.1%	9.5%
The Venue	2.9	50.1%	9.5%
Total BHMP CO-JV Equity Investments in Developments	$29.2

Total BHMP CO-JV Loans Advanced and Equity Investments	$158.4

(1)

We hold a 55% ownership interest in each BHMP CO-JV and PGGM owns the remaining 45% ownership interest, except for The Reserve at Johns Creek Walk BHMP CO-JV, in which we hold a 64% ownership interest in the BHMP CO-JV and PGGM owns the remaining 36%.

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

(5)

BHMP CO-JV has a right to 60% of net proceeds after all other required distributions are made by the Property Entity. In addition, our contributed capital is entitled to a preferred return. In order to maintain the priority level of our capital, we must contribute 50% if certain capital is required by the Property Entity.

(6)	Property Entity ownership refers to the BHMP CO-JV’s back end interest. Additional capital contributions may have different allocation percentages.

(7)	Preferred Return refers to the rate of return on BHMP CO-JV’s invested capital which has a higher priority than certain other distributions to equity owners.

(8)	Our note receivable and the note receivable by the BHMP CO-JV have identical terms and are pari passu.

Our involvement with each of the Property Entities began at the time the BHMP CO-JV committed to making an investment, and our maximum potential loss exposure is limited to the funded portion of our commitments. The Property Entities also owe amounts under other mortgage loans, bank loans, and other liabilities balances which are obligations of the Property Entities. Neither we nor the BHMP CO-JVs have a primary or secondary obligation on those obligations of the Property Entities. The following table includes estimated information about the nature and size of the activities of the Property Entities including gross leasable area (“GLA”) for retail space as of March 31, 2009 (see Note 7 for amounts of our unfunded commitments):

MULTIFAMILY PROPERTY ENTITIES - OPERATING

Project Name / Location / Description	Occupancy Rate	Construction Cost (millions)
The Reserve at Johns Creek Walk / Fulton County, Georgia	89%	$33.5
Garden-style multifamily community with 210 rental units

MULTIFAMILY PROPERTY ENTITIES - DEVELOPMENT

Project Name / Location / Description	Estimated Project Completion Date	Construction Cost (millions)
The Eclipse / Houston, Texas	2nd Quarter 2009	$35.7
Low-rise multifamily community with approximately 330 rental units

Satori / Broward County, Florida	3rd Quarter 2009	98.5
Mid-rise multifamily community with approximately 279 rental units and approximately 13,300 square feet of GLA retail space

55 Hundred / Arlington County, Virginia	3rd Quarter 2009	99.8
High-rise multifamily community with approximately 234 rental units and an underground parking facility and approximately 7,200 square feet of GLA retail space

The Venue / Clark County, Nevada	4th Quarter 2009	29.1
Garden-style multifamily community with approximately 168 units

Baileys Crossing / Fairfax County, Virginia	1st Quarter 2010	147.6
Multi-story (3, 4 and 7) multifamily community with approximately 414 rental units and an attached parking structure

Grand Reserve / Dallas, Texas	1st Quarter 2010	38.7
Townhome multifamily community with approximately 149 rental units

Cameron House / Silver Spring, Maryland	1st Quarter 2010	128.9
High-rise multifamily community with approximately 325 rental units and approximately 7,300 square feet of GLA retail space

Alexan Prospect / Denver, Colorado	3rd Quarter 2010	94.8
Low-rise multifamily community with approximately 400 units and approximately 4,500 square feet of GLA retail space

Alexan St. Rose / Henderson, Nevada	1st Quarter 2011	70.1
Garden-style multifamily community with approximately 430 rental units

Disclosure of summarized financial information of the Property Entities

Certain BHMP CO-JVs have made an equity investment in six Property Entities.  Each BHMP CO-JV and its respective Property Entity are independent investments. These Property Entities, except as noted below, are substantially in development projects and typically have no operational income or loss until they begin leasing.  The following presents the summarized financial information (unaudited) of those unconsolidated Property Entities (amounts in millions):

	March 31, 2009	December 31, 2008
Land and construction in progress	$272.3	$244.7
Cash	0.5	0.3
Other assets	0.2	0.0
Total assets	$273.0	$245.0

Construction loans	$132.2	$109.5
BHMP CO-JV notes payable	80.3	74.0
Accounts payable, interest payable and other	29.2	28.1
Partners’ capital	31.3	33.4
Total liabilities and partners’ capital	$273.0	$245.0

The Eclipse Property Entity began initial leasing activities in October 2008. For the three months ended March 31, 2009 and 2008, revenues were approximately $0.3 million and $0, respectively, and net loss was approximately $0.8 million and $0, respectively. All other Property Entities operational losses were immaterial.

As of March 31, 2009 and December 31, 2008, two unaffiliated commercial property companies and their affiliates are developers, partners and guarantors in six of the Property Entities, representing 33% and 42% of our total assets, respectively (see note 10 for discussion of related subsequent event).

6.                                      Stockholders’ Equity

Capitalization

As of March 31, 2009 and December 31, 2008, we had 20,706,668 and 15,347,792 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our advisor, for cash of $200,001.

As of March 31, 2009 and December 31, 2008, we had 1,000 shares of convertible stock owned by our advisor issued for cash of $1,000.  The convertible stock has no voting rights and, prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved or our common stock is listed on a national securities exchange.  The convertible stock may also be converted in the event of certain termination of the Advisory Management Agreement.  Management has reviewed the terms of the underlying convertible stock and determined the fair value under GAAP approximated the nominal value paid for the shares.

As of March 31, 2009 and December 31, 2008, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock, but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Share Redemption Program

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  We redeemed 48,258 shares of common stock for approximately $388,000 for the three months ended March 31, 2009.  No shares were redeemed for the three months ended March 31, 2008.

Distributions

We did not declare or pay any distributions prior to June 6, 2007.

Distributions, including DRIP, for the three months ended March 31, 2009 and for the year ended December 31, 2008 were as follows (amounts in millions):

	Distributions
	Declared	Paid
2009
First Quarter	$2.9	$2.5
	$2.9	$2.5
2008
Fourth Quarter	$2.4	$2.0
Third Quarter	1.3	1.3
Second Quarter	1.3	1.3
First Quarter	1.3	1.3
	$6.3	$5.9

7.             Commitments and Contingencies

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of March 31, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of March 31, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $173.0 million and the BHMP CO-JVs have currently funded approximately $168.8 million. The BHMP CO-JVs will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $4.2 million. The BHMP CO-JVs’ unfunded commitments for project construction will be generally funded as actual real estate project construction progresses.  In addition, we hold the Grand Reserve Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1.6 million.

The BHMP CO-JVs may become obligated to purchase under contingent sell options to three Property Entities: Baileys Crossing, Cameron House and the Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The information in the table below represents our current estimates and actual amounts may be more or less.  As of March 31, 2009, no sell options are exercisable.

Estimated future payments and timing are as follows, as of March 31, 2009 (amounts in millions):

	The BHMP CO-JVs’ total unfunded commitments for project construction	The BHMP CO-JVs’ other contingent obligations under sell options	Our estimated portion of the BHMP CO-JVs’ unfunded commitments and contingent options	Our unfunded loan commitment	Our estimated total
2009	$4.2	$—	$2.3	$0.6	$2.9
2010	—	63.6	35.0	—	35.0
Total	$4.2	$63.6	$37.3	$0.6	$37.9

8.             Related Party Arrangements

We have no employees and are supported by related party service agreements.  Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, management and sale of our assets.  We are dependent on Behringer Harvard Multifamily Advisors I, Behringer Securities and Behringer Harvard Multifamily Management Services, LLC (“BHM Management”), an affiliate of our advisor for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

Our advisory management agreement, as it has been amended and restated (the “Advisory Management Agreement”), has a termination date of April 1, 2010 with the option to be renewed by either party for an unlimited number of successive one-year terms.  The board of directors has a duty to evaluate the performance of our advisor annually before the parties can agree to renew the agreement.

Effective through March 31, 2009, the Advisory Management Agreement provided we reimburse Behringer Harvard Multifamily Advisors I for all Initial Public Offering organization and offering costs (the “O&O Reimbursement”) incurred by them in an amount not to exceed 1.5% of our gross Initial Public Offering.  O&O Reimbursements were paid at a capped amount of 1.5% of the actual gross proceeds at the time of each share sale. Additional amounts that have been incurred by our advisors that we believe are probable are accrued.  For the three months ended March 31, 2009, we incurred $2.0 million of O&O Reimbursement. No amounts of O&O Reimbursement were incurred for the three months ended March 31, 2008.  Effective April 1, 2009, the Advisory Management Agreement was amended, such that we will pay our advisor the O&O Reimbursement for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously advanced by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement, but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of our gross Initial Public Offering.  Further, if the Advisory Management Agreement is terminated or not renewed for reasons other than a material breach by our advisor, the Advisory Management Agreement will require our advisor to reimburse the Initial Public Offering organization and offering costs only to the extent such amounts incurred by us through the termination date exceed 15% of our gross Initial Public Offering.

Behringer Harvard Multifamily Advisors I or its affiliates were obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to Behringer Harvard Multifamily Advisors I under the Advisory Management Agreement.  We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the “O&O Fee”), regardless of whether the actual amount of Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates was higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended and our reimbursement was increased to now include Private Offering costs incurred by Behringer Harvard Multifamily Advisors I or its affiliates in excess of total amounts due under the O&O Fee.  The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Initial Public Offering and receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. For the three months ended March 31, 2009, we sold approximately 5.3 million shares and therefore Behringer Securities earned commissions and dealer manager fees of approximately $3.7 million and $1.3 million, respectively. For the three months ended March 31, 2008, Behringer Securities did not receive any commissions or dealer manager fees due to our Initial Public Offering not commencing until September 5, 2008.  Through March 31, 2009, Behringer Securities earned commissions and dealer manager fees of approximately $4.4 million and $1.6 million, respectively.

For the three months ended March 31, 2009, Behringer Harvard Multifamily Advisors I earned approximately $0.8 million for organization and offering expenses, all related to our Initial Public Offering.  For the three months ended March 31, 2008, Behringer Harvard Multifamily Advisors I did not receive any organization and offering expenses.  As of March 31, 2009 and December 31, 2008, we estimated our obligation to reimburse offering expenses in an amount of approximately $8.5 million and $6.9    million, respectively.

The following presents the components of our sale of common stock, net related to our Initial Public Offering:

	For the Three Months Ended
	March 31,
Sale of common stock	2009	2008
Gross proceeds	$53,345	$—
Less offering costs:
O&O Reimbursement (1)	(1,996)	—
Dealer manager fees	(1,332)	—
Selling commissions	(3,685)	—
Total offering costs	(7,013)	—
Sale of common stock, net	$46,332	$—

(1) Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million

Included in general and administrative expense for the three months ended March 31, 2009 is approximately $0.3 million for accounting and legal personnel costs incurred on our behalf by our advisor.  For the three months ended March 31, 2008, general and administrative expenses incurred was less than $0.1 million.

Through September 1, 2008, Behringer Harvard Multifamily Advisors I or its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Harvard Multifamily Advisors I or its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Behringer Harvard Multifamily Advisors I or its affiliates reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. We began acquiring real estate investments in April 2007. Under the Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%. For the three months ended March 31, 2009, Behringer Harvard Multifamily Advisors I or its advisors earned acquisition and advisory fees of approximately $0.1 million.  For the three months ended March 31, 2008, acquisition and advisory fees earned were less than $0.1 million.

Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and, (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs; we have no obligation to our advisor unless the acquisition is completed. Our advisor will be responsible, and we have no obligation, for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor will also be responsible, and we have no obligation, for paying all of the investment-related expenses that we or our advisor incurs that are due to third parties with respect to investments we do not make.  For the three months ended March 31, 2009 and 2008, Behringer Harvard Multifamily Advisors I earned minimal acquisition expense reimbursement.

Behringer Harvard Multifamily Advisors I or its affiliates will receive debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We began acquiring real estate investments in April 2007. Behringer Harvard Multifamily Advisors I have not earned debt financing fees for the three months ended March 31, 2009 and 2008.

On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the “Property Management Agreement”) with our operating partnership and our property manager, BHM Management. The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010 with automatic renewal periods of two years. If no party gives written notice to the other at least thirty days prior to the expiration date of the agreement that it will terminate, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event the Company terminates its advisory management agreement with the Advisor, the Manager, upon at least thirty days prior written notice, will have the right to terminate the agreement.

Property management fees are equal to 3.75% of gross revenues.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.  For the three months ended March 31, 2009 and 2008, BHM Management or its affiliates earned immaterial property management fees.

Through September 1, 2008, Behringer Harvard Multifamily Advisors I or it affiliates received a monthly asset management fee for each asset. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. We began acquiring real estate investments in April 2007. Effective September 2, 2008, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the three months ended March 31, 2009 and 2008, Behringer Harvard Multifamily Advisors I or its affiliates earned asset management fees of approximately $0.3 million and $0.2 million, respectively.

Behringer Harvard Multifamily Advisors I or its affiliates are paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such an event, we will pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied.  No disposition fee has been earned as of March 31, 2009.

We will pay a development fee to our advisor or its affiliates in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Behringer Harvard Multifamily Advisors I has earned no development fees since our inception.

For other expenses paid or incurred by the advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our advisor, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets (“AIA”), or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.   For the trailing twelve months ended March 31, 2009, total operating expenses of approximately $3.0 million exceeded 2% of our AIA (which was approximately $1.9 million) by approximately $1.1 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors to be disproportionate to the Company’s AIA and net income, as defined above.

9.             Supplemental disclosures of cash flow information

Supplemental cash flow information is summarized below (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Non-cash investing activities:
Receivable from BHMP CO-JV	$161	$67
Accrued other assets	$343	$14

Non-cash financing activities:
Accrued offering costs and dealer manager fees	$2,230	$—
Distributions payable	$1,149	$22
DRIP distributions	$641	$—
Redemption payable	$388	$—

10.          Subsequent Events

For the period April 1, 2009 through May 5, 2009, we have sold approximately 4.4 million shares of common stock for gross proceeds of approximately $44.0 million.

On May 13, 2009, our board of directors authorized distributions payable to the stockholders of record each day during the months of June, July and August 2009.  The distributions declared for June, July and August equal a daily amount of $0.0019178 per share of common stock.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  A portion of each distribution may constitute a return of capital for tax purposes.  If the rate we are paying for each day in March, April and May were paid each day for a 365-day period, it would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Subsequent to the quarter ended March 31, 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential, LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Baileys Crossing, Cameron House and 55 Hundred, or the “Fairfield Projects”).  In the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.

In addition to serving as project developer, Fairfield Residential has guaranteed repayment of each of the development project senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such development projects.  Further deterioration in Fairfield Residential’s financial condition may give rise to an event of default under the senior construction loan agreements.  If there is an event of default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise enforce or negotiate a solution acceptable to the senior construction lender.  Any such negotiations may require us to agree to less desirable investment terms than we currently have.  In addition, such defaults or negotiations may change our analysis of the accounting for these investments, which could result in the BHMP CO-JVs accounting for the investments as joint ventures, or if the BHMP CO-JV is viewed as the primary beneficiary under FIN 46(R), to consolidate the investment(s). However, we believe that, even if Fairfield Residential becomes insolvent, we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investments in these development projects.

As of March 31, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting is still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of March 31, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded and our carrying value of investments in the Fairfield Projects is $33.8 million (approximately 20% of our total assets).  For the three months ended March 31, 2009, for the Fairfield Projects, the equity in earnings of unconsolidated real estate joint ventures was $0.8 million and distributions to us from our investments related to the Fairfield Projects were $0.9 million.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal and state income tax purposes. We make investments in and operate high-quality multifamily communities. In particular, we were organized to invest in and operate high-quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of March 31, 2009, all of our investments have been in high-quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States.

Our investment strategy is designed to provide our stockholders with a diversified portfolio and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to primarily invest in, acquire and operate multifamily communities, using multiple strategies to acquire investments in high quality multifamily communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We intend to make investments on our own or indirectly through co-investment arrangements with other participants (“Co-Investment Ventures”). Directly or through Co-Investment Ventures, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. As of March 31, 2009, we have not made any international investments. We will not make international investments until one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.

We have entered into separate Co-Investment Ventures with Behringer Harvard Master Partnership I LP (“Behringer Harvard Master Partnership I”) in which we are the manager. The 1% general partner of Behringer Harvard Master Partnership I is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC and the 99% limited partner of Behringer Harvard Master Partnership I is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PGGM”). Each separate joint venture with Behringer Harvard Master Partnership I is referred to as a BHMP CO-JV.  Substantially all of our real estate investments are unconsolidated joint venture investments in BHMP CO-JVs. As of March 31, 2009, we have made ten separate investments in multifamily BHMP CO-JVs. Nine of the ten Property Entities are in development and one is an operating property. As of March 31, 2009, the BHMP CO-JVs have made nine mezzanine loans related to the development projects and seven equity investments in Property Entities, with equity purchase options for all Property Entities. The development properties are located in Texas, Virginia, Florida, Colorado, Nevada, Maryland, and an equity investment in a Property Entity with one operating property located in Georgia.

We believe our BHMP CO-JV program will allow us to increase the number of our investments, thereby increasing our risk diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investments. We intend to continue to invest in BHMP CO-JVs that focus on multifamily operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, other than residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with PGGM and may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We may also pursue direct investments consistent with our investment policies.

Through our arrangements with PGGM, we have received commitments from them to invest $200 million in approved BHMP CO-JV co-investments. PGGM may increase its commitment to $300 million. Generally PGGM will co-invest at 45% and we will contribute 55% of the investment requirements. We intend to fund our portion from proceeds of our Initial Public Offering. We have established one BHMP CO-JV to make investments in only one separate project or property. Each BHMP CO-JV owns 100% of the voting equity interest in one subsidiary REIT and substantially all business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate project (the “Property Entities”).  Our strategy is to utilize these combined funds to invest in Property Entities with other third parties, generally developers investing in multifamily communities. For equity investments, the partners to these Property Entities will then be a BHMP CO-JV and the developer partner, although there could be other third-party participants.

Each Property Entity agreement is unique and heavily negotiated, but we will generally seek the following provisions:

For development stage investments:

•                  Completion Guarantees – The developer provides us with a guarantee of completion and costs from a dedicated entity with cash, real estate and/or securities.  This entity is typically not the developer entity or the Property Entity, but what is referred to as “the guarantee entity.”  We believe that this guarantee is an important mitigant to guarantee completion of developments at budgeted costs.

•                  Developer Fee Subordination – We negotiate fee deferrals at various levels.  The fees, usually developer fees for managing the development, are deferred and only received by the developer after we have recouped certain of our investments, which may include our mezzanine loan and any accrued and unpaid interest, equity investment and preferred return.

•                  Cost Overrun Protection – Generally, we will seek to mandate that any cost overruns, including those due to delayed completions, be borne by the developer or other capital partners, which essentially reduces their share of net profit from development to the extent of any such overrun.  Because this is a significant compensation to the developer, the developer is highly motivated to remain on budget.

For operating and development stage investments:

•                  Equity Subordination – We will seek to require the other partners to provide an equity investment that is subordinate to our investment.  In these instances, some or all of our returns will take priority to the other partner equity.

•                  Hurdle Returns – We will seek to receive certain minimum returns before the other partners participate in operating cash flow or residual profits from a sale or other capital events. In these instances we may receive a preferred return on our capital investment or require that our capital investment earn a minimum required internal rate of return.

•                  Joint Funding Protection – Although our structures do not require that any of the partners fund capital calls for development or operating deficits, we seek to include higher preferred returns on these types of capital contributions. As we may have more incentive to keep the project funded, if the other partners do not contribute pro-rata with us, then these higher preferred returns, which are generally the first allocation of distributable cash, would significantly dilute non-contributing partners.

Not all of these provisions may be included in each Property Entity agreement, or if our investment is initially a loan, some of these provisions may only be effective if we elect to make an equity investment. We believe these provisions will help us achieve our return requirements and help mitigate certain of the real estate project risks; however, there is no assurance we will achieve those objectives.

We believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily communities; such conditions include an assessment of job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. Our multifamily asset acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity. Investments in multifamily communities have benefited from the changing demographic trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the housing market, low rates of inflation, and increased immigration. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably.

Demand for multifamily communities is also affected by changes in credit market liquidity and repricing of risk affects the cost and availability of financing for purchase of single family homes.

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

 The deterioration of the capital markets has also affected the liquidity and pricing of mezzanine loans, currently our primary investment type. Spreads on these loans have widened dramatically with limited secondary markets. We believe this market condition has not materially affected our mezzanine and mortgage portfolio due to our strategy of investing in loans based on the quality of the underlying real estate, the security and collateral backing the loans, our investment structures (which allow us the option to convert our loan investments into equity ownership) and our intent and ability to hold these loans to maturity. Further, government-sponsored entities such as Fannie Mae and Freddie Mac have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.

We evaluate our note receivables and other real estate investments for impairment based on general and market specific factors. See “Critical Accounting Policies and Estimates” discussed below.

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

We expect to use the proceeds from our Initial Public Offering to substantially increase the number and amount of our investments in operating properties and potential development projects.  As of March 31, 2009, we sold a total of approximately 6.5 million shares of common stock and raised a total of $64.9 million in gross proceeds in our Initial Public Offering.  In addition, we commenced the Private Offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering.

Property Portfolio

The following is a summary description of our investments as of March 31, 2009 and December 31, 2008 (amounts in millions). The information separates our wholly owned investments and investments in unconsolidated real estate joint ventures.  The increased balance on our investments in unconsolidated real estate joint ventures in the past three months is largely due to the advances on existing notes receivable for approximately $3.2 million and equity in earnings of unconsolidated joint ventures of $1.1 million offset by $4.1 million in distributions from the BHMP CO-JVs.

	March 31, 2009	December 31, 2008
Wholly Owned Investment
Loan – Multifamily Development
Grand Reserve	$1.6	$—

Investments in Unconsolidated Real Estate Joint Ventures
Multifamily Operating
The Reserve at Johns Creek Walk	$4.6	$4.8

Multifamily Developments
Grand Reserve	5.1	4.3
The Eclipse	6.5	7.0
Alexan St. Rose	12.6	14.4
Baileys Crossing	12.5	12.6
55 Hundred	13.8	13.9
Cameron House	10.9	10.9
Satori	13.1	13.0
Alexan Prospect	12.8	10.6
The Venue	5.0	5.0
Total – Development	92.3	91.7

Total Investments in Unconsolidated Real Estate Joint Ventures	$96.9	$96.5

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we will have control. All inter-company transactions, balances and profits are eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46(R), which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46(R), then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46(R) provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our advisor will be required by FIN 46(R) to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocation those losses between the equity owners, subordinated lenders or other variable interests. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

In accounting for notes receivable by our Co-Investment Ventures or us, there are judgments related to whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21 “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property,” we evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our BHMP CO-JVs contain a right to participate in expected residual profits. In addition the Property Entities or project borrower remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivables for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” Based on specific circumstances we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary based on factors including the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

There are judgments involved in determining whether an impairment is other than temporary. As these types of loans are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If loans are considered impaired, then judgments and estimates are required to determine the projected cash flows for the loan, considering the borrower’s or, if applicable, the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral.

Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our results of operations and financial condition.

Investments in Real Estate Joint Ventures

Substantially all of our current investments have been made through joint Co-Investment Ventures. Each Co-Investment Venture is evaluated under FIN 46(R). If the Co-Investment Venture is determined to not be a variable interest entity under FIN 46(R), then the ventures are evaluated for consolidation under the AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures,” and by EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited

Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

As of March 31, 2009, all of our Co-Investment Ventures have been and are BHMF CO-JVs.  We are the manager of the BHMF CO-JV’s affairs, but the operation of BHMF CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and PGGM, the other joint venture member (the “Co-Investment Partner”). In addition, without the consent of both members of the BHMF CO-JV, the manager may not approve or disapprove on behalf of the BHMF CO-JV certain major decisions affecting the BHMF CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMF CO-JV or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project), (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness or refinancing of the BHMF CO-JV or the subsidiary REIT.  As a result of the equal substantive participating rights possessed by each partner, no single party controls each venture; accordingly, we account for each BHMF CO-JV using the equity method of accounting pursuant to SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

Real Estate

For acquired real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141(R), “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

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

Results of Operations

For the three months ended March 31, 2009, we are reporting net income of $0.1 million, compared to a net income of $0.7 million for the three months ended March 31, 2008.  The decrease in net income is primarily due to our 2009 results incurring additional costs in general and administrative expenses as a result of our larger portfolio as well as a reduction in interest income due to lower interest rates on our cash equivalents. These decreases are partially offset by an increase in our equity in earnings in unconsolidated real estate joint ventures as a result of additional investments made after March 31, 2008.

For the three months ended March 31, 2009 and 2008, our primary investments have been mezzanine and mortgage development loans in Property Entities, substantially all BHMP CO-JVs.  As of March 31, 2009, we and our BHMP CO-JVs have made investments in nine properties under development and one operating multifamily community. As of March 31, 2008, we and our BHMP CO-JVs had made investments in seven properties under development and one operating multifamily apartment community.

Accordingly, our results for the three months ended March 31, 2009 are not directly comparable to the three months ended March 31, 2008, where our results of operations for each period presented reflect significant increases in all categories. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended March 31, 2009 as compared the three months ended March 31, 2008

Asset Management Fee and other fees. Asset management fees for the three months ended March 31, 2009 and 2008 were approximately $0.3 million and $0.2 million, respectively. These fees are based on the amount of our real estate investment and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008. We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2009 and 2008 were approximately $0.8 million and $0.3 million respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increases in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 included corporate legal and accounting reimbursements to our Advisor for $0.3 million, outside audit and legal fees for $0.1 million, and other miscellaneous expenses for $0.1 million.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Interest Income. Interest income for the three months ended March 31, 2009 and 2008 was approximately $0.1 million and $0.4 million, respectively, and primarily included interest earned on our cash. Although we had higher average investment balances for the three months ended March 31, 2009 as compared to the same period in 2008, our average interest rate for 2009 was approximately 0.5% compared to approximately 3.2% for the same period in 2008 due to market rate declines in short-term interest rates.  Our interest income on bank deposits is a function of the timing and magnitude of our acquisition activity, which we expect to increase.  For the three months ended March 31, 2009 and 2008, interest income on direct, wholly owned investments, primarily mezzanine loans, has not been significant.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures. Equity in earnings of joint venture investments for the three months ended March 31, 2009 and 2008 was approximately $1.1 million and $0.8 million, respectively, and included our share in earnings from our unconsolidated joint venture investments. These net earnings increased due to the increased funding of investments and the acquisition of two joint venture investments. During the twelve months ended March 31, 2009, we made $34.4 million of new investments in BHMP CO-JVs.  Of this amount, approximately $26.0 million related to loan investments in Property Entities and approximately $8.4 million related to equity investments in Property Entities. A breakdown of our approximate equity earnings by type of underlying investments for the three months ended March 31, 2009 and 2008 are as follows (amounts in millions):

	For the Three Months Ended March 31,
	2009	2008
Loan investments	$1.7	$1.0
Equity investments	(0.6)	(0.2)
Total	$1.1	$0.8

Earnings from underlying loan investments increased due to investments in Property Entities for the Grand Reserve, Baileys Crossing, and Cameron House. Our weighted-average interest rate on the underlying loan investments was approximately 10.1% as of March 31, 2009 and 9.7% as of March 31, 2008. Equity in earnings from underlying equity investments was a loss for both periods and was primarily related to the one Property Entity that was an operating property, The Reserve at Johns Creek Walk. A loss was recognized due to interest expense and depreciation exceeding net operating income for the project.  The occupancy of the Reserve at Johns Creek Walk at March 31, 2009 and 2008 is 89% and 91%, respectively.  The loss from underlying equity investments for the three months ended March 31, 2009 also increased as a portion of The Eclipse multifamily community was placed in service, where interest expense and depreciation exceeded the unstabilized net operating income.  Although these underlying equity investments produced a loss in equity in earnings, the Reserve at Johns Creek Walk provided cash distributions to us of approximately $43,000 and the loss in equity in earnings for the Eclipse had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.

We would expect our equity in earnings related to underlying loan investments to increase until the Property Entities have completed the project development, when, if the mezzanine loans are converted to equity investments, our equity investments will increase. However, we anticipate equity investments to report less earnings due to depreciation and interest expense exceeding net operating income for the Property Entity during the initial period of operations. Accordingly, as the proportion of our equity investments increases, we expect our net earnings in unconsolidated real estate joint ventures to decline for an interim period and they may even reflect a net loss. During the remainder of 2009, we expect three investments to transition from their development phase to non-stabilized operations.  These include our investments in Satori, 55 Hundred, and The Venue.  During the period until stabilization for these investments, we expect interest and depreciation expense to exceed net operating income until we reach stabilized occupancy.  For the three months ended March 31, 2009, these investments reported equity in earnings of $0.5 million. Even if underlying loan investments are not converted to equity interests, our earnings in unconsolidated real estate joint ventures may decline due to restrictions on recording interest income, either due to deferral of interest or consolidation. See “Critical Accounting Policies and Estimates” discussed above.

We review our investments for impairments in accordance with our accounting policies. For the three months ended March 31, 2009 and 2008 we have not recorded any impairment losses. However, this conclusion could change in future periods based in changes in certain factors, primarily:

•                  Status of guarantor’s financial position. If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. If our analysis was dependent on a guarantor’s ability to perform, our judgments could change based on new developments. As of March 31, 2009, each of our development Property Entities are dependent upon the guarantor’s financial position.

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

We review for these and similar events in the preparation of our consolidated financial statements.  Subsequent to the quarter ended March 31, 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential, LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Baileys Crossing, Cameron House and 55 Hundred, or the “Fairfield Projects”).  In the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.

In addition to serving as project developer, Fairfield Residential has guaranteed repayment of each of the development project senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such development projects.  Further deterioration in Fairfield Residential’s financial condition may give rise to an event of default under the senior construction loan agreements.  If there is an event of default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise enforce or negotiate a solution acceptable to the senior construction lender.  Any such negotiations may require us to agree to less desirable investment terms than we currently have.  In addition, such defaults or negotiations may change our analysis of the accounting for these investments, which could result in the BHMP CO-JVs accounting for the investments as joint ventures, or if the BHMP CO-JV is viewed as the primary beneficiary under FIN 46(R), to consolidate the investment(s). However, we believe that, even if Fairfield Residential becomes insolvent, we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investments in these development projects.

As of March 31, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting is still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of March 31, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded and our carrying value of investments in the Fairfield Projects is $33.8 million (approximately 20% of our total assets).  For the three months ended March 31, 2009, for the Fairfield Projects, the equity in earnings of unconsolidated real estate joint ventures was $0.8 million and distributions to us from our investments related to the Fairfield Projects were $0.9 million.

Cash Flow Analysis

Cash and cash equivalents increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 by approximately $43.7 million primarily due to our Initial Public Offering which commenced in September 2008.

The three months ended March 31, 2009 as compared to the three months ended March 31, 2008

As of March 31, 2009, we made BHMP CO-JV investments in ten multifamily communities, nine in various stages of development and one operating multifamily community. We began to receive proceeds from our Initial Public Offering in October 2008. We have made investments in two additional BHMF CO-JVs subsequent to March 31, 2008.  As a result, our cash flows for the three months ended March 31, 2009 reflect significant differences from the cash flows for three months ended March 31, 2008.

Cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 were $0.6 million and $0.8 million, respectively. The three months ended March 31, 2009 recognized less net income as compared to the same period in 2008, but benefited from increased operating liabilities.  Distributions received from our BHMP CO-JV investments increased for the three months ended March 31, 2009, primarily from interest income received from increased mezzanine investments.

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 were $2.8 million and $5.4 million, respectively.  Our primary investing activity is investment acquisitions or fundings, which are largely dependent on our capital raises. Our investments in unconsolidated real estate joint ventures decreased due to fulfilling our mezzanine funding obligations for eight of our nine BHMP CO-JVs investments in 2008.  As our Initial Public Offering continues into 2009, we would expect our new acquisitions to increase.  Also providing a source of investing cash flow for the three months ended March 31, 2009 were BHMP CO-JV distributions, which were in excess of the equity earnings in unconsolidated joint ventures. These are presented as an investing activity and not cash flows from operating activity.  Included in the return of investments in unconsolidated real estate joint venture for the three months ended March 31, 2009, was $2.0 million related to an excess contribution to the Alexan St. Rose BHMP CO-JV funded in 2008 and returned during 2009.

Cash flow provided by (used in) financing activities for the three months ended March 31, 2009 was $46.0 million and ($1.6) million, respectively.  Financing activities increased due to our Initial Public Offering commencing in September 2008. As our Initial Public Offering continues into 2009, we would expect proceeds from the sale of common stock to increase. For the three months ended March 31, 2009, distributions were higher due to higher distribution rates and increased common stock outstanding as compared to the same period in 2008.  There was no capital raise for the three months ended March 31, 2008. As our board of directors has increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, we would expect the amount of distributions to increase significantly. As discussed above, we expect to fund increased distributions from earnings on the increased amount of investments and to the extent necessary from the proceeds of our Initial Public Offering. Offering costs paid were significantly higher for the three months ended March 31, 2009, because offering costs paid are a factor of our common stock sales and our advisor incurs greater costs in the initial phases of our offering.

The Company and Behringer Harvard Multifamily Advisors I amended the Advisory Management Agreement, effective April 1, 2009.  Under the amended Advisory Management Agreement, we will reimburse our advisor for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously advanced by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement, but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of our gross Public Offering.  Accordingly, we expect payments of offering costs to increase in 2009.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended March 31, 2009, TOE of approximately $3.0 million exceeded 2% of our AIA (which was approximately $1.9 million) by approximately $1.1 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our initial public offering of common stock from December 31, 2007 through September 2, 2008 and our rate of investments thereafter caused the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors members in connection with service on the board of directors and its committees to be disproportionate to the Company’s AIA and NI.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for making investments in multifamily communities, on our own or through joint ventures and for the payment of operating expenses and distributions. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could lower returns rather than our targeted investments in real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.

If real estate financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.

Short Term Liquidity

Our primary indicator of short-term liquidity is our cash and cash equivalents. As of March 31, 2009, our cash and cash equivalents balance was $67.5 million, compared to $23.8 million as of December 31, 2008. On a daily basis, cash is affected by our net raise from our Initial Public Offering. Since September 5, 2008, we sold approximately 6.5 million shares of our common stock with gross proceeds of approximately $64.9 million.  Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2009. For the three months ended March 31, 2009, we received gross proceeds (including our distribution reinvestment plan (“DRIP”) of approximately $54.0 million.  We also expect our operating cash flows to increase when additional investments are added to our portfolio.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions and investing at amounts within federally insured levels.  Information on our cash and cash equivalents as of March 31, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
	Number of		Number of
	Accounts	Amount	Accounts	Amount
Commercial bank demand deposits:
Within federally insured limits	1	$250	1	$250
In excess of federally insured limits	1	2,727	1	398

Commercial bank money markets:
Within federally insured limits	15	3,750	13	3,250
In excess of federally insured limits	3	5,949	8	4,136

Money market reserves fund: (1)	1	54,784	1	15,737
		$67,460		$23,771

(1)          The money market reserves fund invests in high-quality, short-term debt securities including, bank obligations such as certificates of deposit and time deposits issued by domestic or foreign banks, commercial paper, and corporate bonds.  These securities may have fixed, floating or variable rates of interest.

Our primary operating expenditures are payments for asset management and general and administrative expenses.  We currently meet these obligations from cash flow from operating activities.  As the amount of our real estate investments increases, we would expect these expenses to also increase.  Depending on the timing and magnitude, we may evaluate other short term financing options, including working capital and acquisition credit facilities.

Long-Term Liquidity, Acquisition and Property Entity Debt Financing

Our primary source for acquisitions is the funds from our Initial Public Offering. This is an offering of up to $2 billion in gross proceeds exclusive of our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above. Through March 31, 2009, we have raised gross proceeds of approximately $64.9 million and paid related offering costs of approximately $15.1 million.

We intend to supplement these and future Initial Public Offering proceeds with capital from our Co-Investment program. As of March 31, 2009, our only Co-Investment arrangements are with PGGM and the BHMP CO-JVs. PGGM has committed to invest up to $200 million in the BHMP CO-JVs, but may increase their commitment to $300 million at any time prior to November 9, 2011. Generally PGGM and its general partner will own 45% of each BHMP CO-JV and we will own the remaining 55%.

Through March 31, 2009, we and PGGM have contributed approximately $96.3 million and $76.5 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily mezzanine construction loans and equity investments in multifamily communities. PGGM’s contribution as of March 31, 2009, is their funding towards a remaining contractual commitment of approximately $8.8 million. For us to realize the commitment, we would generally be expected to contribute approximately $9.0 million. We anticipate raising this capital and capital for future BHMP CO-JVs from our continuing proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements and consequently, all or portions of the PGGM commitment may not be available to us.

In PGGM’s quarterly report for the first quarter of 2009, PGGM reported a 4.5% loss on its investments as a result of the current global recession.  This loss resulted in a cover ratio (i.e. assets divided by liabilities) of 89% at the end of the first quarter, compared with a cover ratio of 92% at the end of the fourth quarter of 2008.  It is our understanding that negative performance by PGGM, including deficits in its cover ratio, could cause the Dutch central bank to intervene in its investment decisions, including those with respect to our co-investments.  Regardless of these developments, through March 31, 2009, PGGM has honored all of its obligations to contribute capital described below, and PGGM has given us no reason to question its intention to continue to honor its obligations in the future.

For each equity investment made by the BHMP CO-JV in a Property Entity, we will also evaluate the use of existing or new property debt. Based on current market conditions and our investment and borrowing policies, we would expect to utilize Property Entity debt financing for 50 to 75% of acquisition or construction requirements. This Property Entity debt is not an obligation or contingency of the BHMP CO-JVs or of us but does allow us to increase our access to capital. As of March 31, 2009, the Property Entities had approximately $156.4 million of borrowings (exclusive of BHMP CO-JV debt), which are summarized as follows (amounts in millions):

	Amount	Interest Rates	Maturity Dates
Construction financing - variable interest rates	$62.1	3.70% (average)	October 2011 through December 2012
Construction financing - fixed or capped interest rates	71.3	6.35% to 7.0%	April 2010 through November 2010
Permanent mortgage	23.0	6.46%	March 2013
Total	$156.4

We would expect that the Property Entities would refinance these borrowings prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. We would anticipate that for some of these properties, lower leverage levels may be necessary, which may require additional contributions from the BHMP CO-JVs. To the best of our knowledge, all of the Property Entities are compliant with each of their borrowings. See the following sections below on Off-Balance Sheet Arrangements and Contractual Obligations for further discussion of our Project Commitments.

Other potential future sources of capital may include proceeds from secure or unsecured financings, arrangements with other Co-Investment partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

Until proceeds from our offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The distributions paid in the three months ended March 31, 2009 and 2008 were approximately $1.9 million and $1.3 million, respectively.  For the three months ended March 31, 2009 and 2008, cash flow from operating activities was approximately $0.6 million and $0.8 million; respectively.  Accordingly, cash amounts distributed to stockholders exceeded cash flow from operating activities by $1.3 million and $0.5 million, respectively, which difference was funded from proceeds from our offerings.

The amount by which our distributions paid exceeded cash flow from operating activities has increased due a higher distribution rate (as discussed below) and increased proceeds raised from our Initial Public Offering, particularly for the three months ended March 31, 2009.  Since March 2009, our board of directors increased our distribution rate from an annual effective rate of 6.5% to 7.0%.  The yield is calculated assuming a stockholder paid $10.00 for each share of stock that he or she owns.  For the three months ended March 31, 2008, we had an annual effective distribution rate of 4% (which was based on the most recent sales price of shares in our private offering, which closed in December 2007, which was $9.25 per share).

Distributions for the three months ended March 31, 2009 and for the year ended December 31, 2008 were as follows (in millions, except per share amounts):

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
First Quarter	$1.9	$0.6	$2.5	$2.9	$0.165
	$1.9	$0.6	$2.5	$2.9	$0.165

	Distributions Paid
2008	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$1.8	$0.2	$2.0	$2.4	$0.164
Third Quarter	1.3	—	1.3	1.3	0.093
Second Quarter	1.3	—	1.3	1.3	0.092
First Quarter	1.3	—	1.3	1.3	0.092
	$5.7	$0.2	$5.9	$6.3	$0.441

Over the long term, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from our unconsolidated real estate joint ventures in excess of reported earnings, and operations.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our only BHMP CO-JV borrowing as of December 31, 2008 that meets the requirement of a consolidated BHMP CO-JV borrowing is the debt at The Reserve at Johns Creek Walk.  The Reserve at Johns Creek Walk is an operating apartment community wholly owned by a single-purpose limited liability company (the “The Reserve at Johns Creek Walk Property Entity”). The Reserve at Johns Creek Walk Property Entity, including its operating receipts lock-box account, serves as collateral for an interest-only bank loan with a principal balance of $23 million from an unaffiliated lender (the “Bank Loan”). The Bank Loan of $23 million was entered into during August 2007, matures in March 2013, and bears interest at a rate of 6.461%. The lender has no recourse to the BHMP CO-JV or us, only to The Reserve at Johns Creek Walk Property Entity. Breaching the Bank Loan’s restrictions on encumbrances, sale, transfer, or refinancing of the property could constitute an event of default and increase the interest rate by 5%; uncured events of default can accelerate the loan’s maturity date.  No events of default have occurred as of March 31, 2009. One of our BHMP CO-JVs owns an 80 percent equity interest in The Reserve at Johns Creek Walk Property Entity, with the remaining 20 percent owned by the unaffiliated previous owner.

The investments in real estate and loans owned by us and our BHMP CO-JVs were entered into with unaffiliated developers and previous owners who own interests in the underlying real estate and development projects.  These unaffiliated parties and their affiliates have provided us with collateral interests in the properties, development projects, improvements, project owning entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Project Entities have also obtained additional financing that is senior to our investments, both our loans and equity investments. The senior loans are collateralized by the development and improvements and further secured with repayment and completion guarantees from the unaffiliated developer or their affiliates. We have no contractual obligation on these senior level financings obtained by the unaffiliated developer, which includes land loans, construction loans, and ground leases.  These senior level financings have rates and terms that are different from our investment rates and terms.  In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.  See discussion above and Note 5 to our consolidated financial statements for information regarding borrowings for unconsolidated Property Entities.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs and in the ordinary course of business, we and/or BHMP CO-JVs contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.

As of March 31, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $173.0 million and the BHMP CO-JVs have currently funded approximately $168.8 million. The BHMP CO-JVs will require additional capital from us and Behringer Harvard Master Partnership I in order to fund the remaining commitments of $4.2 million. The BHMP CO-JVs’ unfunded commitments for project construction will be generally funded as actual real estate project construction progresses.  In addition, we hold the Grand Reserve Loan with a total commitment value of approximately $2.2 million and have currently funded approximately $1.6 million.

The BHMP CO-JVs may become obligated to purchase under contingent sell options to three Property Entities: Baileys Crossing, Cameron House and the Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The information in the table below represents our current estimates and actual amounts may be more or less.  As of March 31, 2009, no sell options are exercisable.

Estimated future payments and timing are as follows, as of March 31, 2009 (amounts in millions):

	The BHMP CO- JVs’ total unfunded commitments for project construction	The BHMP CO- JVs’ other contingent obligations under sell options	Our estimated portion of the BHMP CO- JVs’ unfunded commitments and contingent options	Our unfunded loan commitment	Our estimated total
2009	$4.2	$—	$2.3	$0.6	$2.9
2010	—	63.6	35.0	—	35.0
Total	$4.2	$63.6	$37.3	$0.6	$37.9

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the three months ended March 31, 2009, we redeemed 48,258 shares of common stock for approximately $388,000.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures’ portfolio, which include but are not limited to equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development, mezzanine, mortgage and bridge loans and the accounting treatment of the investments in accordance with our accounting policies.  FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

For the three months ended March 31, 2009, FFO and FFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares, particularly in the three months ended March 31, 2009. For the three months ended March 31, 2009, we sold 5.3 million shares of our common stock, increasing our outstanding shares by 35%.  The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher earning multifamily communities investments consistent with our investment policy to identify high-quality investments.  We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

The following section presents our calculation of FFO and provides additional information related to our FFO (in thousands, expect per share amounts):

	For the Three Months Ended March 31,
	2009	2008
Net Income	$138	$697

Real Estate Depreciation and Amortization	361	281

Funds from Operation (FFO)	$499	$978

GAAP weighted average common shares	17,376	14,271

FFO per share	$0.03	$0.07

•                  The real estate depreciation and amortization amount includes our consolidated real estate depreciation and amortization and our share of Co-Investment depreciation and amortization which is included in earnings of unconsolidated real estate joint venture investments.  For the three months ended March 31, 2009 and 2008, respectively, two and one of our BHMP CO-JVs recognize depreciation and amortization, respectively.

Our Co-Investment Ventures recognize certain non-cash items as income or expense or defer recognition of certain cash items which affect our share in equity in earnings in unconsolidated real estate joint ventures. For the three months ended March 31, 2009 and 2008, our total distributions from our unconsolidated real estate joint ventures exceeded the amount of equity in earnings less real estate depreciation and amortization in the amount of $2.6 million and $0.4 million, respectively.

Provided below is additional information related to the FFO calculation and related discussion which may be helpful in assessing our operating results.

•                  Included in the return of investments in unconsolidated real estate joint venture for the three months ended March 31, 2009, was $2.0 million related to an excess contribution to the Alexan St. Rose BHMP CO-JV funded in 2008 and returned during 2009;

•                  Accrued interest income on loans with deferred interest payment terms was approximately $132,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively;

•                  Amortization of intangible lease assets was approximately $47,000 and $98,000 for the for the three months ended March 31, 2009 and 2008, respectively;

•                  Loan fee income collected and deferred was approximately $0.3 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively;

•                  Amortized loan fee income was approximately $86,000 and $51,000 for the three months ended March 31, 2009 and 2008, respectively; and

•                  Amortization of deferred financing and other costs was approximately $33,000 and $30,000 for the three months ended March 31, 2009 and 2008, respectively.

As noted above, we believe FFO is helpful to investors and our management as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Recently Announced Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2009, FASB issued FSP SFAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157 “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected material impact on the Consolidated Financial Statements.

In November 2008, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which was issued to clarify how the application of equity method accounting will be affected by SFAS No. 141(R) and SFAS No. 160. EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. This Issue was effective January 1, 2009, and applies prospectively.  There is no expected material impact on the Consolidated Financial Statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2009, we did not have any outstanding debt. Our BHMP CO-JVs had investments in Property Entities with funded aggregate senior debt (which consists of third party first mortgages and construction loans) of approximately $156.4 million and BHMP CO-JV mezzanine and mortgage debt of $80.3 million. Of the third-party Property Entity debt, approximately $94.3 million was at fixed rate and $62.1 million was at variable interest rates with a weighted average of 3.7%. Included in the fixed rate are two Property Entity construction loans totaling $71.3 million which are subject to interest rate hedges which effectively cap the interest rate exposure at interest rates ranging from 6.35% to 7.0%.

As of March 31, 2009, we have only one note receivable with a carrying value of approximately $1.6 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $129.2 million with a weighted average coupon of 10.1%, all of which were at fixed rates.

As of March 31, 2009 we also had approximately $67.5 million of bank deposits and money market accounts. During 2008, the interest rates on these accounts significantly decreased and as of March 31, 2009 had a weighted average interest rate of 0.43%. Given that current interest rate levels were are at historically low levels, we do not believe interest rates could significantly decrease further; however, if interest rates were to increase, we could earn a higher return on our cash and cash equivalents.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2009.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, and provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                 Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                        Risk Factors.

The follow risk factor update the risk factors contained in Item 1A. set forth our Annual Report on Form 10K, filed with the Securities Exchange Commission on March 31, 2009.

Our reliance on common developers/guarantors may materially adversely affect our investments should a developer/guarantor become unable to meet its obligations to us.  As of March 31, 2009, our interests in three loans on three separate development projects with a common developer/guarantor totaled approximately 20% of our total assets.  The developer/guarantor has been issued a “going concern” qualification in respect of its 2008 audited consolidated financial statements.

We have made and may continue to make investments in multifamily development projects with common developers/guarantors, which increases our risks should a developer/guarantor become unable to meet its obligations to the senior construction lender, to us or to the other investors in these projects.   As of March 31, 2009, Fairfield Residential, LLC and its affiliates (“Fairfield Residential”) served as a common developer/guarantor for three multifamily community developments in which we have invested   (Baileys Crossing, Cameron House and 55 Hundred, or the “Fairfield Projects”).  Our investments in these developments have been mezzanine loans and an equity investment.  Our portion of these investments (which we have made through joint ventures) was collectively $33.8 million (20% of our total assets) as of March 31, 2009.  Because our equity or lending positions are subordinate to senior construction loans with respect to each of these development projects, a default by Fairfield Residential on its obligations to the senior construction lender, to us or to the other investors in the development project could result in a partial or total loss of the value of our investment in such development project.

Subsequent to the quarter ended March 31, 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential.  In the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.  Because Fairfield Residential has guaranteed repayment of each of the senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such projects, further deterioration in Fairfield Residential’s financial condition may give rise to an event of default under the senior construction loan agreements.  If there is an event of default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender.  If we are unable to reach such a solution, the senior construction lender may declare the loan due and foreclose on the underlying property.  If the senior construction lenders foreclose on the Fairfield Projects, we may lose the entire value of our loan and equity investments in these development projects.  Even if we are able to prevent foreclosure, such negotiations may require us to agree to less desirable investment terms than we currently have.  Further, any losses on the development project caused by refinancing and engaging a new developer and delays in construction will be absorbed first by the equity investors (of which we are one with respect to the 55 Hundred project) and then by us as mezzanine lender, before any losses are absorbed by the senior construction lender.

If PGGM does not honor its commitments, our portfolio may not be as diverse and our investments may suffer.

Under arrangements managed by a subsidiary of our sponsor, we have entered into, and it is intended that we will continue to enter into, joint venture investments with PGGM in to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization.  As of March 31, 2009, we have made joint venture investments with PGGM in all of the properties and development projects in which we have invested.  PGGM has committed to our sponsor to invest up to $200 million in such joint ventures (with approximately $85.2 million committed to currently existing properties and projects) and PGGM has recently indicated that it expects to increase its commitment to invest with us to $300 million.  As such, we expect a substantial portion of our future investments will be made through such joint ventures.  We expect this investment strategy to increase the number of investments we make and the diversification of our investment portfolio.  However, if PGGM does not honor its current commitment to invest up to $200 million in such joint ventures, or does not increase its commitment to $300 million or more, our portfolio will not consist of as many investments or be as diverse as it otherwise would.

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

PGGM is a Dutch pension fund subject to supervision and regulation by the Dutch central bank.  In its quarterly report for the first quarter of 2009, PGGM reported a 4.5% loss on its investments as a result of the current global recession.  This loss resulted in a cover ratio (i.e.assets divided by liabilities) of 89% at the end of the first quarter, compared with a cover ratio of 92% at the end of the fourth quarter of 2008.  It is our understanding that negative performance by PGGM, including deficits in its cover ratio, could cause the Dutch central bank to intervene in its investment decisions, including those with respect to our co-investments.

The prior performance information as of December 31, 2008 with respect to the nonpublic real estate investment programs sponsored by affiliates of our advisor is unaudited and may change when the respective audits are complete.

The prior performance information as of December 31, 2008 with respect to the nonpublic programs sponsored by affiliates of our advisor is unaudited.  This information appears in the Prior Performance Tables contained in our Form 8-K filed with the SEC on May 8, 2009.  The auditors for these programs are currently auditing that financial information.  We have no reason to believe the final audited financial information will differ materially from that appearing in the Form 8-K.  However, the tight credit market and depressed real estate markets the U.S. economy is currently experiencing have led many other real estate companies to record significant losses and recognize impairment in value of assets.  We therefore can provide no assurance that the auditors will not propose material adjustments to the prior performance information as part of their auditing procedures.  Because of the increased chances of material adjustments to the prior performance figures, prospective investors should be more cautious than usual when considering the unaudited 2008 prior performance information for these nonpublic programs.  Such prior performance information should not be relied upon as an indicator of our performance.

We have invested in development projects that rely on senior financings and, as a result, may be adversely impacted by the failure of a financial institution to honor its lending obligations.

Through our BHMP CO-JVs, we have made subordinate debt and equity investments in certain Property Entities that are developing high quality multifamily communities.  These Property Entities usually borrow money at the senior loan level from a chartered financial institution and at the mezzanine loan level from our BHMP CO-JVs to finance the development activities.  As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administrative actions by federal bank regulators, such as the FDIC or Office of Thrift Supervision (“OTS”), due to a lack of required capital.  While not presently an issue with the senior lenders financing the projects in which we have invested, some of these senior lenders may become insolvent, enter into receivership or otherwise become unable to fulfill their respective financial obligations to the Property Entities that are developing the multifamily communities in which we have invested.  Should a senior lender fail to meet its funding obligations, the development project could suffer from significant delays and additional expenses, which could adversely impact our investment in such project.  As we and our affiliates are not parties to the senior loans, we will be unable to take direct action against these senior lenders to compel them to honor their financial obligations.  Furthermore, if a senior lender becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce our rights under the applicable intercreditor agreement to cure defaults by the borrower under the senior loan or to purchase the senior loan in the event of default by the borrower.

In addition, completion guarantees provided to our BHMP CO-JVs by developers in connection with our mezzanine loans for certain projects may be suspended if the senior lender stops funding the senior loan, provided that the developer is using commercially reasonable and diligent efforts to cause the senior lender to make the proceeds available or obtain proceeds from a refinancing of the senior loan.  However, obtaining a refinancing in the current economic environment may be difficult or impossible.

The financial institution that holds the senior loan on the Grand Reserve project recently received a cease and desist order from the OTS ordering the financial institution to strengthen its required capital ratio.  The total amount of the Grand Reserve senior loan is approximately $29.0 million.  As of March 31, 2009 the financial institution had funded approximately $9.4 million and approximately $19.6 million remains to be funded.  As of March 31, 2009, our carrying amount in our investments for the Grand Reserve is approximately $6.7 million.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-148414) filed under the Securities Act and declared effective by the SEC on September 2, 2008, we are offering for sale to the public on a “best efforts” basis (1) a maximum of 200,000,000 shares of our common stock at a price of $10.00 per share and (2) up to 50,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of approximately $2.5 billion. As of March 31, 2009, we had sold approximately 6.5 million shares of our common stock on a best efforts basis pursuant to the Initial Public Offering for aggregate gross offering proceeds of approximately $64.9 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 24,969 shares of common stock purchased by Behringer Harvard Holdings, LLC in a private placement in 2006 or the 14.2 million shares from our Private Offering.

Share Redemption Program

Our board of directors authorized a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Initial Public Offering of our common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

During the three months ended March 31, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—	(1)
February	48,258	8.03	48,258	(1)
March	—	—	—	(1)
	48,258	$8.03	48,258

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
10.1

Second Amended and Restated Advisory Management Agreement, dated April 1, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on May 8, 2009, Commission File No. 333-148414

10.2	Amended and Restated Property Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2008
10.3	Incentive Award Plan, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414
10.4	Service Mark Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2008
10.5	Senior and Junior Mezzanine Promissory Notes by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008
10.6	Senior and Junior Mezzanine Loan Agreements by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008
10.7

Senior and Junior Mezzanine Deeds of Trust, Assignments of Rents and Leases, Security Agreements, Fixture Filings and Financing Statements by and between SW 132 St. Rose Senior Borrower LLC as grantor and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008

10.8

Mezzanine Guaranty Agreement by and between CFP Residential, L.P., Kenneth J. Valach, Bruce Hart and J. Ronald Terwilliger collectively as guarantor and Behringer St. Rose REIT, LLC as lender dated December 31, 2008

10.9

Intercreditor and Subordination Agreement by and between Bank of America, N.A. on behalf of senior construction lenders and land loan lender and Behringer Harvard St. Rose REIT, LLC as subordinate lender dated December 31, 2008

10.10	Sale, Purchase and Escrow Agreement between Verandah Owner Limited Partnership as seller and Harvard Property Trust as purchaser dated January 26, 2009
10.11	Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Harvard Property Trust, LLC as assignor and Behringer Harvard Multifamily OP I LP as assignee dated January 28, 2009
10.12	First Amendment to Sale, Purchase and Escrow Agreement by and between Verandah Owner Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as purchaser dated February 20, 2009
21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No.1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414)

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 15, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)