Form 10-Q
period 2009-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2009-08-14
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the Registrant had 35,968341 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Investments in unconsolidated real estate joint ventures	$102,684	$96,505
Cash and cash equivalents	149,955	23,771
Notes receivable	2,300	1
Escrow deposits	750	—
Receivables from affiliates	54	299
Other assets, net	312	318
Total assets	$256,055	$120,894

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$760	$627
Distributions payable	1,737	832
Accrued offering costs payable to affiliates	1,670	6,918
Accounts payable and other liabilities	331	123
Total liabilities	4,498	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding (see Note 6)	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 31,939,965 and 15,347,792 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3	1
Additional paid-in capital	263,379	117,268
Cumulative distributions and net loss	(11,825)	(4,875)
Total stockholders’ equity	251,557	112,394
Total liabilities and stockholders’ equity	$256,055	$120,894

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental revenue	$—	$—	$—	$—

Expenses
Asset management and other fees	283	230	545	405
General and administrative	613	245	1,374	541
Depreciation and amortization	10	8	24	30
Total expenses	906	483	1,943	976

Interest income	195	225	275	650
Equity in earnings of investments in unconsolidated real estate joint ventures	1,119	1,093	2,214	1,858
Net income	$408	$835	$546	$1,532

Weighted average number of common shares outstanding	26,334	14,267	21,880	14,269

Basic and diluted income per share	$0.02	$0.06	$0.02	$0.11

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Income (Loss)	Equity

Balance at January 1, 2008	—	$—	14,273	$1	$114,567	$(1,148)	$113,420

Net income	—	—	—	—	—	2,630	2,630
Issuance of convertible stock	1	—	—	—	1	—	1
Issuances of common stock under:
Sale of common stock, net	—	—	1,074	—	2,647	—	2,647
Incentive award plan	—	—	—	—	22	—	22
Redemptions of common stock	—	—	(17)	—	(140)	—	(140)
Distributions declared on common stock	—	—	—	—	—	(6,357)	(6,357)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	18	—	171	—	171
Balance at December 31, 2008	1	—	15,348	1	117,268	(4,875)	112,394

Net income	—	—	—	—	—	546	546
Issuances of common stock under:
Sale of common stock, net	—	—	16,505	2	145,100		145, 102
Redemptions of common stock	—	—	(144)	—	(1,184)		(1,184)
Distributions declared on common stock	—	—	—	—	—	(7,496)	(7,496)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	231	—	2,195	—	2,195
Balance at June 30, 2009	1	$—	31,940	$3	$263,379	$(11,825)	$251,557

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash flows from operating activities
Net income	$546	$1,532
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of investments in unconsolidated real estate joint ventures	(2,214)	(1,858)
Distributions received from unconsolidated real estate joint ventures	2,766	1,858
Depreciation and amortization	24	30
Stock-based compensation	—	12
Changes in operating assets and liabilities:
Accrued interest on notes receivable	(72)	—
Accounts payable and other liabilities	117	(77)
Other assets	211	(30)
Payables to affiliates	338	101
Accounts receivables	—	(20)
Cash provided by operating activities	1,716	1,548

Cash flows from investing activities
Investments in unconsolidated real estate joint ventures	(10,241)	(18,227)
Issuances of notes receivable	(2,183)	—
Funding of escrow deposits	(750)	—
Return of investments in unconsolidated real estate joint ventures	3,050	831
Other	48	45
Cash used in investing activities	(10,076)	(17,351)

Cash flows from financing activities
Proceeds from sales of common stock	164,839	—
Offering costs paid	(24,715)	—
Distributions on common stock paid	(4,396)	(2,610)
Redemption of common stock	(1,184)	(50)
Change in payables to affiliates	—	(222)
Change in subscriptions for common stock	—	53
Change in subscription cash received	—	(53)
Cash provided by (used in) financing activities	134,544	(2,882)

Net change in cash and cash equivalents	126,184	(18,685)
Cash and cash equivalents at beginning of period	23,771	53,378
Cash and cash equivalents at end of period	$149,955	$34,693

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2009, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate multifamily communities. These multifamily communities may include conventional multifamily assets, such as mid-rise, high-rise, and garden-style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. We intend to make investments in wholly-owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).  Further, we either directly or indirectly may invest in commercial real estate, options to acquire real estate, real estate-related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.  We completed our first investment in April 2007. As of June 30, 2009, we have investments in eleven multifamily communities, nine in various stages of development and two operating properties, located in seven states and substantially all Co-Investment Ventures.

We have no employees and are supported by related party service agreements. We are externally managed by our advisor, Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all of our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly-owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by our wholly- owned subsidiary, BHMF Business Trust, a Maryland business trust.

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

On September 5, 2008, we commenced a public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of June 30, 2009, we have sold a total of approximately 17.8 million shares of common stock and raised a total of approximately $178.0 million in gross offering proceeds in the Initial Public Offering. Net proceeds, including DRIP, after selling commissions, dealer manager fees, and other offering costs were approximately $150.1 million.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2009 and consolidated statements of operations and cash flows for the periods ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended June 30, 2009 and 2008. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through August 14, 2009, which is the date the financial statements were issued.

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

Real Estate and Other Related Intangibles

For acquired real estate properties by our Co-Investment Ventures or us, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases and in-place leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

The fair value of any tangible assets that will be acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The values of buildings are depreciated over the estimated useful lives ranging from 25 to 35 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

We will determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions.  In estimating fair value of in-place leases, we will consider items such as real estate taxes, insurance, leasing commissions, legal, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue during the expected lease-up period.  The estimate of the fair value of tenant relationships also includes an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We will amortize the value of in-place leases acquired to expense over the term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.

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

In accounting for notes receivable by our Co-Investment Ventures or us we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21, “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property,” we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly-owned loan nor the loans made through our Co-Investment Ventures contain a right to participate in expected residual profits. In addition, the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivable for impairment in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan.” Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

There are judgments involved in determining whether an impairment is other than temporary. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, generally, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the note receivable, considering the borrower’s or, if applicable, the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

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

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most wholly-owned properties, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our advisor or its affiliates are obligated to reimburse us for all investment-related expenses the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets.  Acquisition costs and expenses include amounts incurred with our advisor or its affiliates and with third parties.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit as of June 30, 2009 and December 31, 2008. In addition, we recognized no current tax expense for the six months ended June 30, 2009 and 2008 related to the Texas margin tax other than our share of non-material amounts included in equity in earnings in investments in unconsolidated real estate joint ventures.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2009, we have no significant uncertain tax positions.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our advisor and its affiliates.  We account for this plan under the modified prospective method of SFAS No. 123(R), “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

We have issued a total of 6,000 shares of restricted stock to our independent directors.  These restricted shares are fully vested. The fair value of the restricted stock was recognized as compensation expense on a straight-line basis over the required service period. For the six months ended June 30, 2009 and 2008, we recognized stock-based compensation expense of approximately $0 and $12,000, respectively.

Concentration of Credit Risk

We invest our cash and cash equivalents between several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2009 and December 31, 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Income per Share

We calculate earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10,000,000 shares have been authorized and reserved for issuance under the Incentive Award Plan.  As of June 30, 2009, no options have been issued.  As of June 30, 2009 and 2008, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of June 30, 2009 and December 31, 2008, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from real estate properties that we own through joint ventures, and we account for each joint venture under the equity method of accounting. Our chief operating decision maker evaluates operating performance on an individual joint venture level. However, as each of our joint ventures has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Fair Value of Financial Instruments

We believe the carrying values of cash and cash equivalents, notes receivable and receivables from affiliates approximate their fair values.  As of June 30, 2009 and December 31, 2008, we had no assets or liabilities measured at fair value on a nonrecurring basis.

4.                                      Recently Announced Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative non-governmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is non-authoritative. We will disclose the Codification requirements in our Form 10-Q for the third quarter 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We included the required disclosures in the accompanying notes to these consolidated financial statements (see Note 2).

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We included the required disclosures in the accompanying notes to these consolidated financial statements (see Note 3).

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In November 2008, the FASB reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which was issued to clarify how the application of equity method accounting will be affected by SFAS No. 141(R) and SFAS No. 160. EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, (“APB No. 18”). Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. EITF 08-6 was effective January 1, 2009, and applies prospectively.  The adoption of this EITF did not have a material impact on our consolidated financial statements.

5.                                      Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2009 and December 31, 2008, we had eleven and ten investments in unconsolidated real estate joint ventures, respectively. All of our investments are BHMP CO-JVs (as defined below). We are not limited to BHMP CO-JVs, and we may choose other joint venture partners or investment structures.

BHMP CO-JV

We have entered into separate joint ventures with Behringer Harvard Master Partnership I LP (“BHMP Co-Investment Partner”) in which we are the manager. The 1% general partner of BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, which is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of BHMP Co-Investment Partner is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PFZW”). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PFZW.  We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with the BHMP Co-Investment Partner is referred to as a BHMP CO-JV.

PFZW has committed to invest up to $200 million in co-investments with affiliates or investment programs of our sponsor.  This funding commitment may be increased to $300 million.  Until the current funding commitment from PFZW of $200 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PFZW and our sponsor, we expect a significant portion of our future real estate acquisitions and real estate under development activities will be made through a BHMP CO-JV.

We have determined that our BHMP CO-JVs are not variable interest entities under FIN 46(R), and thus have evaluated them for consolidation under SOP 78-9 and EITF 04-5. We and BHMP Co-Investment Partner are the two partners, where each partner possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV’s ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and any method of refinancing or raising additional debt or equity capital. As a result of these equal substantive participating rights, no single party controls each BHMP CO-JV; accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

We have established each BHMP CO-JV to make investments in separate underlying properties. The following presents our separate investments in the individual BHMP CO-JVs as of June 30, 2009.  The investments are categorized based on the type of investment and on the stages in the development and operation of the investment.  The definitions of each stage are as follows:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

•                  Stabilized / Non-comparable are communities which have been stabilized or acquired after January 1, 2008.

•                  Lease-up are communities which are non-stabilized and going through their initial leasing activity.

•                  Developments are communities currently under construction.

The schedule also presents as of June 30, 2009 the occupancy rates for stabilized properties, based on the number of individual units and the approximate square footage of retail space, referred to as gross leasable area (“GLA”).

	Our Investment in unconsolidated real estate joint venture (in millions)	Our ownership	Acquisition date, completion date or estimated future completion date
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Fulton County, Georgia	$4.4	64%	3rd Quarter 2007
Garden-style multifamily community with 210 rental units, 94% occupancy rate

Stabilized / Non-comparable
Verandah at Meyerland / Houston, Texas	4.1	55%	2nd Quarter 2009
Multi-story multifamily community with 301 rental units, 92% occupancy rate

Equity and Loan Investments
Lease-ups:
The Eclipse / Houston, Texas	6.1	55%	2nd Quarter 2009
Low-rise multifamily community with 330 rental units

Satori / Fort Lauderdale, Florida	13.0	55%	3rd Quarter 2009
Mid-rise multifamily community with 279 rental units and approximately 13,300 square feet of GLA retail space

Developments:
55 Hundred / Arlington County, Virginia	13.8	55%	3rd Quarter 2009
High-rise multifamily community with 234 rental units and an underground parking facility and approximately 7,200 square feet of GLA retail space

The Venue / Clark County, Nevada	5.0	55%	4th Quarter 2009
Garden-style multifamily community with 168 units

Alexan Prospect / Denver, Colorado	12.6	55%	4th Quarter 2010
Low-rise multifamily community with 400 units and approximately 4,500 square feet of GLA retail space

Alexan St. Rose / Henderson, Nevada	15.1	55%	1st Quarter 2011
Garden-style multifamily community with 430 rental units

Loan Investments
Developments:
Grand Reserve / Dallas, Texas	5.2	55%	1st Quarter 2010
Townhome multifamily community with 149 rental units

Bailey’s Crossing / Fairfax County, Virginia	12.5	55%	1st Quarter 2010
Mid-rise multifamily community with 414 rental units and an attached parking structure

The Cameron / Silver Spring, Maryland	10.9	55%	1st Quarter 2010
High-rise multifamily community with 325 rental units and approximately 7,300 square feet of GLA retail space

Our total investments in unconsolidated real estate joint ventures	$102.7

Generally, each BHMP CO-JV owns 100% of the voting equity interests and 99% of the economic interests in one subsidiary REIT and substantially all of its business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate operating property or development project.  Each individual operating property or development project has established one or more separate legal entities for the sole purpose of holding the respective operating property or development project and obtaining legally separated debt and equity financing.  The collective group of each such operating property’s or development project’s separate legal entities is referred to herein as a “Property Entity.”  The general partners of the Property Entities are generally subsidiaries of commercial developers and were organized to own, construct, and finance only one particular real estate project.  Each BHMP CO-JV investment in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. The investments in The Reserve at Johns Creek Walk and Verandah at Meyerland are reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

The summarized financial data shown below presents the combined accounts of each of the BHMP CO-JVs and 100% of the accounts of the Property Entities where there is a corresponding BHMP CO-JV equity investment. The Property Entities which we have indirect equity investments through a BHMP CO-JV include The Reserve at Johns Creek Walk, Verandah at Meyerland, The Eclipse, 55 Hundred, Alexan St. Rose, Satori, Alexan Prospect, and The Venue.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion not attributable to the BHMP CO-JV’s ownership interest.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data.   The December 31, 2008 combined financial data has been adjusted to reflect the noncontrolling interest standards as required by SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (amounts in millions):

	June 30,	December 31,
Balance sheet data	2009	2008
Land, buildings, and fixtures, net	$177.9	$136.3
Construction in progress	192.0	139.4
Notes receivable, net	46.7	45.9
Cash and cash equivalents	2.8	8.0
Other assets, including restricted cash	5.3	1.8
Total assets	$424.7	$331.4

Property Entity level construction and mortgage loans payable	$164.1	$109.4
BHMP CO-JV level mortgage loans payable	47.4	23.0
Accounts payable, interest payable and other liabilities	32.9	27.9
Total liabilities	244.4	160.3

Our members’ equity	97.1	91.6
BHMP Co-Investment Partner’s equity	78.5	73.8
Noncontrolling interest	4.7	5.7
Total equity	180.3	171.1
Total liabilities and equity	$424.7	$331.4

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Income statement data	2009	2008	2009	2008
Revenues
Rental revenues	$1,334	$766	$2,351	$1,474
Interest income	3,567	2,386	6,922	4,491
	4,901	3,152	9,273	5,965

Expenses
General and operating expenses	1,089	195	1,937	655
Real estate taxes	264	110	489	200
Interest expense	690	375	1,313	751
Acquisition expenses	177	—	177	—
Depreciation and amortization	685	512	1,377	1,034
	2,905	1,192	5,293	2,640
Net income	1,996	1,960	3,980	3,325

Net loss attributable to noncontrolling interest	35	82	88	174
Net income attributable to consolidated BHMP CO-JV	$2,031	$2,042	$4,068	$3,499

Our share of equity in earnings of investments in unconsolidated real estate joint ventures	$1,119	$1,093	$2,214	$1,858

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	June 30, 2009	December 31, 2008
Balance of our member’s equity in the BHMP CO-JVs	$97.1	$91.6
Other capitalized costs, net of amortization	5.6	4.9
Investments in unconsolidated real estate joint ventures	$102.7	$96.5

Included in the combined financial data are notes receivable by BHMP CO-JVs to three Property Entities in various stages of development.  The BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities as of June 30, 2009 (amounts in millions):

Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date	Option Period Commencement After Construction
Grand Reserve	$7.5	$7.5	10.0%	April 2012	120 days of the earlier of 1 year or 90% occupied
Bailey’s Crossing	22.1	22.1	9.5%	July 2012	90 days
The Cameron	19.3	19.3	9.5%	December 2012	90 days
Total BHMP CO-JV Notes	$48.9	$48.9
Less: Deferred Financing Fees		(2.2)
Net BHMP CO-JV Notes		$46.7

In the combined financial data, notes receivable and notes payable between the BHMP CO-JVs and its Property Entities in which the BHMP CO-JVs have equity interests are eliminated.  Below are the eliminated BHMP CO-JVs’ notes receivable as of June 30, 2009 (amounts in millions):

Name of Underlying Property	Maximum Advance	Amount Advanced	Interest Rate	Maturity Date
The Eclipse	$8.1	$8.1	9.5%	April 2012
Alexan St. Rose	21.0	20.7	13.0%	December 2013
55 Hundred	20.0	20.0	9.5%	October 2012
Satori	14.8	14.8	10.0%	October 2012
Alexan Prospect	14.8	14.8	10.0%	April 2013
The Venue	5.8	5.8	10.0%	June 2013
Total BHMP CO-JV Notes Receivable Eliminated in Combination	$84.5	$84.2

The option period for the BHMP CO-JV to purchase The Eclipse from the developer became effective on May 22, 2009 allowing the developer and the BHMP CO-JV to begin negotiations to purchase The Eclipse.  The option period terminated on July 22, 2009 with no agreement reached, but the parties continue to negotiate the option. We have no obligation to purchase the property if a mutual agreement is not reached, in which case the note receivable will be paid in accordance with its terms.

Other than loans made by our BHMP CO-JVs or us, as of June 30, 2009, there are nine construction loans and two mortgage notes relating to our investments, each made by an unaffiliated third party.  Other than guarantees issued by the project developers or their affiliates, the Property Entities are solely responsible for amounts under their construction, mortgage loans and mezzanine loans as well as other liability balances. Neither we nor the BHMP CO-JVs have a primary or secondary obligation on those obligations of the Property Entities.  The land, building and construction in progress of the Property Entities are used as collateral for these loans.  In addition, two BHMP CO-JVs are solely responsible for their respective mortgage notes, which are secured by the respective underlying properties.

The following presents the carrying value of construction and mortgage loans payable as of June 30, 2009 made by parties other than BHMP CO-JVs or us (amounts in millions):

BHMP CO-JV Level Mortgage Loans	Amount	Interest Rate	Maturity Date	Total Commitment
The Reserve at Johns Creek Walk	$23.0	6.46% - Fixed	March 2013	$—
Verandah at Meyerland	24.4	6.17% - Fixed	September 2011	—
Total	$47.4			$—

Property Entity Level Construction and Mortgage Loans	Amount	Interest Rate	Maturity Date	Total Commitment
The Eclipse	$20.5	Monthly LIBOR + 185 bps	April 2010	$38.1
Satori	61.7	Monthly LIBOR + 140 bps	October 2010	73.9
55 Hundred	48.4	Monthly LIBOR + 150 bps	October 2010	69.8
Alexan Prospect	21.9	Monthly LIBOR + 195 bps	May 2011	70.5
The Venue	11.6	Monthly LIBOR + 225 bps	June 2012	20.3
Total	$164.1			$272.6

Monthly LIBOR at June 30, 2009 is 0.31%.

Each of the Property Entity level construction loans have provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

In April 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Bailey’s Crossing, The Cameron and 55 Hundred, or the “Fairfield Projects”).  In its opinion on the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.

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

Subsequent to the issuance of the 2008 consolidated financial statements and continuing through August 14, 2009, we understand that the development project senior construction lenders have not declared the Property Entities in default and have continued to fund the construction loan draws.  As of June 30, 2009, the amounts unfunded under each senior construction loan for Bailey’s Crossing, The Cameron, and 55 Hundred were approximately $37.7 million, $58.5 million and $21.4 million, respectively. We understand Fairfield Residential has reached an agreement with its senior credit facility lender for an additional extension through August 31, 2009. In addition, Fairfield as project developer has continued to perform under the development agreement, meeting all construction requirements and schedules.  Construction is expected to continue through the first half of 2010.

As of June 30, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting is still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required.

A change in accounting could affect our recognition of earnings in future periods.  As of June 30, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded and our carrying value of investments in the Fairfield Projects is $33.8 million (approximately 13% of our total assets).  For the three and six months ended June 30, 2009, for the Fairfield Projects, the equity in earnings of investments in unconsolidated real estate joint ventures was $0.8 million and $1.6 million, respectively. Distributions to us from our investments related to the Fairfield Projects for the three and six months ended June 30, 2009 were $0.8 million and $1.7 million, respectively.

As of June 30, 2009 and December 31, 2008, the Fairfield Projects and another unaffiliated commercial property company and their affiliates are developers, partners and guarantors in six of the Property Entities, representing 22% and 42% of our total assets, respectively.

On June 28, 2009, we acquired through a newly formed BHMP CO-JV, Verandah at Meyerland, a multi-story multifamily community providing a total of 301 units located in Houston, Texas.   We contributed $3.6 million in equity to the BHMP CO-JV for a 55% ownership interest. Verandah at Meyerland has a $24.0 million interest-only mortgage loan payable which Verandah at Meyerland BHMP CO-JV assumed.

6.                                      Stockholders’ Equity

Capitalization

As of June 30, 2009 and December 31, 2008, we had 31,939,965 and 15,347,792 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our advisor, for cash of $200,001.

As of June 30, 2009 and December 31, 2008, we had 1,000 shares of convertible stock owned by our advisor issued for cash of $1,000.  The convertible stock has no voting rights and, prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of certain termination of the Advisory Management Agreement.  Management has reviewed the terms of the underlying convertible stock and determined the fair value under GAAP approximated the nominal value paid for the shares.

As of June 30, 2009 and December 31, 2008, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock, but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Share Redemption Program

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  We redeemed 144,299 shares of common stock for approximately $1.2 million for the six months ended June 30, 2009.  No shares were redeemed for the six months ended June 30, 2008.

Distributions

We paid our first distribution effective July 1, 2007.

Distributions, including DRIP, for the six months ended June 30, 2009 and for the year ended December 31, 2008 were as follows (amounts in millions):

	Distributions
	Declared	Paid
2009
Second Quarter	$4.6	$4.1
First Quarter	2.9	2.5
Total	$7.5	$6.6

2008
Fourth Quarter	$2.4	$2.0
Third Quarter	1.3	1.3
Second Quarter	1.3	1.3
First Quarter	1.3	1.3
Total	$6.3	$5.9

7.                                      Commitments and Contingencies

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of June 30, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of June 30, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $179.6 million and the BHMP CO-JVs have currently funded approximately $179.2 million. The BHMP CO-JVs will require additional capital from us and BHMP Co-Investment Partner in order to fund the remaining commitments of $0.4 million. The remaining $0.4 million was funded subsequent to June 30, 2009.

One of our Property Entities in development, The Grand Reserve, has a $29 million construction loan with Guaranty Bank (“Guaranty”) of which $21.1 million had been funded as of July 31, 2009.  On July 23, 2009, the parent of Guaranty Bank, Guaranty Financial Group, Inc (“Guaranty Parent”) disclosed in a filing with the SEC their inability to raise sufficient capital for Guaranty Bank and the probable likelihood that Guaranty Parent and Guaranty will not be able to continue as a going concern.  The Office of Thrift Supervision has recommended that the Federal Deposit Insurance Corporation (“FDIC”) become receiver or conservator for the Guaranty Parent and Guaranty, giving the FDIC control of operations.  As of July 31, 2009, Guaranty has continued to fund construction draws for the Property Entity and we have received no communication that future fundings would be affected.  Through the BHMP CO-JV, as of June 30, 2009, we have made a mezzanine loan to the Property Entity of approximately $7.5 million, which is the BHMP CO-JV’s full mezzanine loan commitment amount. Our share of the BHMP CO-JV is 55%. In addition, we had made a junior mezzanine loan to the Property Entity for approximately $2.3 million as of June 30, 2009. We own 100% of this junior mezzanine loan.  Accordingly our aggregate loan investment in the Property Entity as of June 30, 2009 is $6.4 million.  Each of the mezzanine loans are subordinate to the Guaranty construction loan.  We are currently assessing the impact, if any, this will have to our Property Entity.

The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on three Property Entities under contingent sell options held by other investors on the Property Entities: Bailey’s Crossing, The Cameron and the Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The estimated amount of the sell options is $63.6 million and our estimated portion of those commitments is $35.0 million.  As of June 30, 2009, no sell options are exercisable.

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

Effective through March 31, 2009, the Advisory Management Agreement provided we reimburse our advisor and its affiliates for all Initial Public Offering organization and offering costs (the “O&O Reimbursement”) incurred by them in an amount not to exceed 1.5% of the gross proceeds from our Initial Public Offering.  O&O Reimbursements were paid at a capped amount of 1.5% of the actual gross proceeds at the time of each share sale. Additional amounts that have been incurred by our advisors that we believe are probable are accrued.  Effective April 1, 2009, the Advisory Management Agreement was amended, such that we will pay our advisor the O&O Reimbursement for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously incurred by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement, but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of the gross proceeds from our Initial Public Offering.  Further, if the Advisory Management Agreement is terminated or not renewed for reasons other than a material breach by our advisor, the Advisory Management Agreement will require our advisor to reimburse the Initial Public Offering organization and offering costs only to the extent such amounts incurred by us through the termination date exceed 15% of our gross Initial Public Offering.  In April 2009 in connection with the amendment, a payment of $6.9 million was made to the advisor for prior O&O Reimbursement incurred but not previously paid. For the three months and six months ended June 30, 2009, we incurred O&O Reimbursement of $2.3 million and $4.3 million, respectively. No amounts of O&O Reimbursement were incurred for the three and six months ended June 30, 2008.  As of June 30, 2009, the amount by which our O&O Reimbursement exceeded 1.5% of our gross Initial Public Offering was $6.6 million.

Our advisor and its affiliates were obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our advisor and its affiliates under the Advisory Management Agreement.  We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the “O&O Fee”), regardless of whether the actual amount of Private Offering costs incurred our advisor and its affiliates was higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended and our reimbursement was increased to now include Private Offering costs incurred by our advisor and its affiliates in excess of total amounts due under the O&O Fee.  The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Initial Public Offering and receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. For the three months ended June 30, 2009, we sold approximately 11.2 million shares and therefore Behringer Securities earned commissions and dealer manager fees of approximately $7.6 million and $2.8 million, respectively. For the six months ended June 30, 2009, we sold approximately 16.5 million shares and therefore Behringer Securities earned commissions and dealer manager fees of approximately $11.3 million and $4.1million, respectively. For the three and six months ended June 30, 2008, Behringer Securities did not receive any commissions or dealer manager fees due to our Initial

Public Offering not commencing until September 5, 2008.  Through June 30, 2009, Behringer Securities earned commissions and dealer manager fees of approximately $12.0 million and $4.4 million, respectively.

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sale of common stock
Gross proceeds	$111.5	$—	$164.8	$—
Less offering costs:
O&O Reimbursement (1)	(2.3)	—	(4.3)	—
Dealer manager fees	(2.8)	—	(4.1)	—
Selling commissions	(7.6)	—	(11.3)	—
Total offering costs	(12.7)	—	(19.7)	—
Sale of common stock, net	$98.8	$—	$145.1	$—

(1) Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million

Included in general and administrative expense for the three months ended June 30, 2009 and 2008 is approximately $0.3 million and less than $0.1 million, respectively, for accounting and legal personnel costs incurred on our behalf by our advisor.  For the six months ended June 30, 2009 and 2008, general and administrative expense incurred is $0.6 million and less than $0.1 million, respectively.

Through September 1, 2008, our advisor and its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we made an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our advisor and its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Our advisor and its affiliates reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. Under the Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%.

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

For the three months ended June 30, 2009 and 2008, our advisor or its affiliates earned acquisition and advisory fees, including the non-accountable acquisition expense reimbursement, of approximately $0.3 million and $0.9 million, respectively.  For the six months ended June 30, 2009 and 2008, acquisition and advisory fees earned were $0.4 million and $0.9 million, respectively.  For the three months and six months ended June 30, 2009, $0.3 million and $0.4 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

Our advisor or its affiliates will receive debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. It is anticipated that our advisor or its affiliates will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For both the three and six months ended June 30, 2009, our advisor or its affiliates has earned debt financing fees of $0.2 million, respectively.   Our advisor and its affiliates did not earn any debt financing fees in 2008.

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

Property management fees are equal to 3.75% of gross revenues.  In the event that we contract directly with a non-affiliated third-party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

The Property Management Agreement applies where we have control over the selection of property management.  As of June 30, 2009, Verandah at Meyerland and The Reserve at Johns Creek Walk were the only properties under the Property Management Agreement.  For the three and six months ended June 30, 2009 and 2008, BHM Management or its affiliates earned minimal property management fees.   For all other properties, the third-party developer has selected the property manager or the property is still in development.

Through September 1, 2008, our advisor and its affiliates received a monthly asset management fee for each asset held by us. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. Effective September 2, 2008, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the three months ended June 30, 2009 and 2008, our advisor and its affiliates earned asset management fees of approximately $0.3 million and $0.2 million, respectively.  For the six months ended June 30, 2009 and 2008, Behringer Harvard Multifamily Advisors I or its affiliates earned asset management fees of approximately $0.5 million and $0.4 million, respectively.

Our advisor and its affiliates are paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such an event, we will pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied.  No disposition fee has been earned as of June 30, 2009.

We will pay a development fee to our advisor or its affiliates in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Our advisor and its affiliates has earned no development fees since our inception.

For other expenses paid or incurred by the advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our advisor, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets (“AIA”), or (B) 25% of our net income (“NI”) determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.   For the trailing twelve months ended June 30, 2009, total operating expenses of approximately $3.4 million exceeded 2% of our AIA (which was approximately $2.0 million) by approximately $1.4 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors to be disproportionate to the Company’s AIA and NI.

9.                                      Supplemental disclosures of cash flow information

Supplemental cash flow information is summarized below (amounts in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Non-cash investing activities:
Escrow and prepaid acquisition costs	$—	$1,534
Accrued acquisition fees	$—	$40
Accrued other assets	$—	$22

Non-cash financing activities:
Accrued offering costs and dealer manager fees	$1,947	$22
Distributions payable	$1,737	$—
DRIP reinvestment	$2,195	$—

10.                               Subsequent Events

Status of the Offering

For the period July 1, 2009 through August 7, 2009, we have sold approximately 3.9 million shares of common stock for gross proceeds of approximately $39.2 million.

Distributions Paid

On July 2, 2009, we paid total distributions of approximately $1.7 million; of which $1.0 million were cash distributions and $0.7 million were pursuant to our DRIP relating to distributions declared each day in the month of June 2009. On August 4, 2009, we paid total distributions of approximately $2.0 million; of which $1.1 million were cash distributions and $0.9 million were pursuant to our DRIP relating to distributions declared each day in the month of July 2009.

Distributions Declared

On August 13, 2009, our board of directors declared distributions payable to the stockholders of record each day during the months of September, October and November 2009.  The distributions authorized for September, October and November equal a daily amount of $0.0019178 per share of common stock.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  A portion of each distribution may constitute a return of capital for tax purposes.  If the rate we are paying for each day in September, October and November were paid each day for a 365-day period, it would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

PFZW Transfer of Assets

As described in Note 5, affiliates of our advisor agreed to an investment arrangement (the “Master Co-Investment Arrangement”) with a Dutch pension fund then called Stichting Pensioenfonds voor de Gezondheid, Geestelijke en Maatschappelijke Belangen.  The Master Co-Investment Arrangement is managed by Behringer Harvard Institutional GP LP, a Texas limited partnership (“Institutional GP”), an affiliate of our advisor that is indirectly wholly-owned by our sponsor. On January 1, 2008, the Dutch pension fund changed its name to PFZW as part of a restructuring in which the formerly internal management of the fund became a separate, external manager to the fund.  This new management entity assumed a name similar to the pension fund’s prior name (called herein “PGGM Management”).

Until July 2009, the BHMP Co-Investment Partner was owned (i) 99% by PFZW, which served as the limited partner of the BHMP Co-Investment Partner, and (ii) 1% by Institutional GP, which serves as the general partner of the BHMP Co-Investment Partner.  On July 31, 2009, PFZW assigned all of its 99% limited partnership interest in the BHMP Co-Investment Partner to Stichting Depositary PGGM Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Real Estate Fund (the “PGGM Real Estate Fund”).  Accordingly, instead of PFZW being obligated to meet the entire funding obligations concomitant with a 99% limited partnership interest in the BHMP Co-Investment Partner, the PGGM Real Estate Fund will be responsible for these obligations.  In order to meet these obligations we expect that PGGM Real Estate Fund will make capital calls upon investors in the new pooled structure who must then proportionally comply with their obligations to make such contributions.  The management of the assets assigned by PFZW has not changed and is not expected to change.

We have been advised that the PGGM Real Estate Fund is a pooled investment structure in which assets are held by a depository for the benefit of its members.  This structure will allow various Dutch pension funds to invest in the PGGM Real Estate Fund, rather than just PFZW.  This assignment is part of a larger process in which PGGM Management is transferring PFZW’s diverse investments, which include real estate, liquid equity securities, private equity, and bonds, into separate funds that focus on a particular investment type.  We understand that PFZW intends to transfer all of its real estate investments to the PGGM Real Estate Fund.  Initially, PFZW will be the sole investor in the PGGM Real Estate Fund, which is expected to initially have assets that exceed €4 billion and an additional €1 billion of commitments.

In addition, on the same date that PFZW assigned all of its 99% limited partnership interest in the BHMP Co-Investment Partner to the PGGM Real Estate Fund, the parties to the Master Co-Investment Arrangement amended the types of multifamily investments to be made under the joint investment arrangement from to-be-developed multifamily communities or newly constructed multifamily communities that have not yet reached stabilization, other than residential properties for assisted living, student housing or senior housing, to multifamily communities that are to-be-developed or in the process of being developed, or for which development has been completed for less than three years, other than residential properties for assisted living, student housing or senior housing.  This amendment is meant to adjust the Master Co-Investment Arrangement to better position the BHMP Co-Investment Partner to make co-investments with us.

Potential Acquisitions and Financings of Real Estate

Subsequent to the quarter ended June 30, 2009, we entered into purchase and sale agreements for three multifamily communities for a total purchase price of approximately $215.7 million, excluding closing costs.  As of August 14, 2009, we have made a total of $4.3 million in earnest money deposits on these three multifamily communities.  If consummated, we expect that two of the three acquisitions, with a total purchase price of approximately $119.7 million, would be made through a joint venture with our BHMP Co-Investment Partner, whereby our BHMP Co-Investment Partner would provide 45% of the capital for these investments. The consummation of the purchase of each of these multifamily communities remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily communities or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make these acquisitions; and (4) our receipt of satisfactory due diligence information, including appraisals, environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

See Notes 5 and 7 for other disclosures which include events subsequent to June 30, 2009.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal and state income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of June 30, 2009, all of our investments have been in high quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States.

Our investment strategy is designed to provide our stockholders with a diversified portfolio and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to primarily invest in, acquire and operate multifamily communities, using multiple strategies to acquire investments in high quality multifamily communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We intend to make investments on our own or indirectly through co-investment arrangements with other participants (“Co-Investment Ventures”). Directly or through Co-Investment Ventures, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. As of June 30, 2009, we have not made any international investments. We will not make international investments until one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.

We have entered into separate joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, which is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC and the 99% limited partner of the BHMP Co-Investment Partner is an unaffiliated social work sector pension fund based in The Netherlands, Stichting Pensioenfonds Zorg en Welijn (“PFZW”). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PFZW. We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with BHMP Co-Investment Partner is referred to as a BHMP CO-JV.

Generally, each BHMP CO-JV owns 100% of the voting equity interests and 99% of the economic interests in one subsidiary REIT and substantially all of its business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate operating property or development project.  Each individual operating property or development project has established one or more separate legal entities for the sole purpose of holding the respective operating property or development project and obtaining legally separated debt and equity financing.  The collective group of each such operating property’s or development project’s separate legal entities is referred to herein as a “Property Entity.”  The general partners of the Property Entities are generally subsidiaries of commercial developers and were organized to own, construct, and finance only one particular real estate project.

All but one of our real estate investments are unconsolidated joint venture investments in BHMP CO-JVs. As of June 30, 2009, we have made eleven separate investments in multifamily BHMP CO-JVs. Seven of the eleven Property Entities are in development, two are in lease-up and two are operating properties. As of June 30, 2009, the BHMP CO-JVs have made nine mezzanine loans related to the development projects and seven equity investments in Property Entities, with equity purchase options for all Property Entities. Of the equity investments, one investment, Verandah at Meyerland, is a wholly-owned investment by one BHMP CO-JV.  The remaining six equity investments include other unaffiliated third-party partners.  At the completion of our capital raise and investment of the proceeds, we expect our investment portfolio to consist of a domestically geographically diversified portfolio.

We believe our strategy of investing through BHMP CO-JVs will allow us to increase the number of our investments, thereby increasing our risk diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investments. We intend to continue to invest through BHMP CO-JVs in multifamily operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, other than residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner and may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We may also pursue direct investments consistent with our investment policies.

PFZW has committed to invest up to $200 million in co-investments with affiliates or investment programs of our sponsor.  This funding commitment may be increased to $300 million.  Until the current funding commitment from PFZW of $200 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PFZW and our sponsor, we expect a significant portion our future real estate acquisitions and real estate under development activities will be made through a BHMP CO-JV.  Generally PFZW will co-invest in a BHMP CO-JV at 45% and we will contribute 55% of the investment requirements. Our strategy is to utilize these combined funds to invest in Property Entities with other third parties, generally developers investing in multifamily communities. For equity investments, the partners to these Property Entities will then be a BHMP CO-JV and the developer partner, although there could be other third-party participants.

Each Property Entity agreement is unique and heavily negotiated, but we will generally seek the following provisions:

For development stage investments:

•                  Completion Guarantees — The developer provides us with a guarantee of completion and costs from a dedicated entity with cash, real estate and/or securities.  This entity is typically not the developer entity or the Property Entity, but what is referred to as “the guarantee entity.”  We believe that this guarantee is an important mitigant to the risk of completion of developments in excess of budgeted costs.

•                  Developer Fee Subordination — We negotiate fee deferrals at various levels.  The fees, usually developer fees for managing the development, are deferred and only received by the developer after we have recouped certain of our investments, which may include our mezzanine loan and any accrued and unpaid interest, equity investment and preferred return.

•                  Cost Overrun Protection — Generally, we will seek to mandate that any cost overruns, including those due to delayed completions, be borne by the developer or other capital partners, which essentially reduces their share of net profit from development to the extent of any such overrun.  Because this potential profit is a significant source of compensation to the developer, the developer is highly motivated to remain on budget.

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

 During the past two years, real estate markets have continued to experience unusual volatility and uncertainty. Based on projected economic and credit market conditions for the United States in 2008, as published by prominent real estate and economic advisory firms, we expect the national pace of multifamily acquisitions to be slower in 2009 than in recent years.  The vacancy rate for multifamily communities was recently reported at a 22-year high as rising joblessness reduced demand while supply components increased, particularly so-called shadow rental alternatives from unsold condominiums and single-family residences. These factors are contributing to lower rental rates, lower occupancy levels and lower valuations in many multifamily markets. With our strategy of investing in high quality projects in fundamentally sound long-term markets, we believe our existing portfolio is well positioned to perform over the life of the project. However, we may experience a decrease in net operating income in the interim, which may affect certain investment values and cash flow. On the other hand, if multifamily prices decline and cap rates increase, any new investments we may make may generate higher returns and cash flows.

 Liquidity has tightened in most financial markets, including investment grade debt, commercial and construction real estate financing and equity capital markets.  The availability and the resulting terms for acquisition financing and refinancing of existing mortgages have been significantly affected by this tightening in the capital markets.  In general, we expect leverage availability to be lower with greater emphasis on recourse to the borrower and principal amortization.  We believe with the proceeds from our offerings we have the capital to meet these requirements.  In addition, government-sponsored entities such as Fannie Mae and Freddie Mac have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.

The deterioration of the capital markets has also affected the liquidity and pricing of mezzanine loans, currently a majority of our investment. Spreads on these loans have widened dramatically with limited secondary markets. We believe this market condition has not materially affected our mezzanine and mortgage portfolio due to our strategy of investing in loans based on the quality of the underlying real estate, the security and collateral backing the loans, our investment structures (which allow us the option to convert our loan investments into equity ownership) and our intent and ability to hold these loans to maturity.

We evaluate our notes receivable and other real estate investments for impairment based on general and market specific factors. See “Critical Accounting Policies and Estimates” discussed below.

As discussed further below, we expect to meet our short-term liquidity requirements through the net cash raised from our prior private offering, our Initial Public Offering and cash flow from operating activities of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our monthly distribution.

We expect to use the proceeds from our Initial Public Offering to substantially increase the number and amount of our investments in operating properties and potential development projects.  As of June 30, 2009, we sold a total of approximately 17.8 million shares of common stock and raised a total of $178.0 million in gross proceeds in our Initial Public Offering.  In addition, we commenced the Private Offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering.

Property Portfolio

The following presents our separate investments as of June 30, 2009 and December 31, 2008 (amounts in millions).  The investments are categorized based on the type of investment and on the stages in the development and operation of the investment.  The definitions of each stage are as follows:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

•                  Stabilized / Non-comparable are communities which have been stabilized or acquired after January 1, 2008.

•                  Lease-up are communities which are non-stabilized and going through its initial leasing activity.

•                  Developments are communities currently under construction.

The schedule also presents as of June 30, 2009 and December 31, 2008 the occupancy rates for stabilized properties, based on the number of individual units and the approximate square footage of retail space, referred to as gross leasable area (“GLA”).

The increased balance on our investments in unconsolidated real estate joint ventures for the six months ended June 30, 2009 is largely due to one new BHMP CO-JV investment of $4.1 million, advances on existing notes receivable for approximately $5.8 million and equity in earnings of investments in unconsolidated real estate joint ventures of $2.2 million offset by $5.8 million in distributions from the BHMP CO-JVs.

Presented below are our separate investments in the individual BHMP CO-JVs as of June 30, 2009 and December 31, 2008 (amounts in millions):

	June 30, 2009	December 31, 2008
Wholly-Owned Investment
Multifamily Development
Grand Reserve / Dallas, Texas(1)	$2.3	$—
Townhome multifamily community with 149 rental units

Investments in Unconsolidated Real Estate Joint Ventures
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Fulton County, Georgia(2)	$4.4	$4.8
Garden-style multifamily community with 210 rental units, 94% occupancy rate as of June 30, 2009 and 90% as of December 31, 2008

Stabilized / Non-comparable:
Verandah at Meyerland / Houston, Texas (2)(4)	4.1	—
Multi-story multifamily community with 301 rental units, 92% occupancy rate as of June 30, 2009

Lease-ups:
The Eclipse / Houston, Texas(3)	6.1	7.0
Low-rise multifamily community with 330 rental units

Satori / Fort Lauderdale, Florida(3)	13.0	13.0
Mid-rise multifamily community with approximately 279 rental units and 13,300 square feet of GLA retail space

Developments:
Grand Reserve / Dallas, Texas(1)	5.2	4.3
Townhome multifamily community with 149 rental units

Bailey’s Crossing / Fairfax County, Virginia(1)	12.5	12.6
Multi-story (3, 4 and 7) multifamily community with 414 rental units and an attached parking structure

55 Hundred / Arlington County, Virginia(3)	13.8	13.9
High-rise multifamily community with 234 rental units and an underground parking facility and approximately 7,200 square feet of GLA retail space

The Cameron / Silver Spring, Maryland(1)	10.9	10.9
High-rise multifamily community with 325 rental units and approximately 7,300 square feet of GLA retail space

Alexan St. Rose / Henderson, Nevada(3)	15.1	14.4
Garden-style multifamily community with 430 rental units

Alexan Prospect / Denver, Colorado(3)	12.6	10.6
Low-rise multifamily community with 400 units and approximately 4,500 square feet of GLA retail space

The Venue / Clark County, Nevada(3)	5.0	5.0
Garden-style multifamily community with 168 units

Total Investments in Unconsolidated Real Estate Joint Ventures	$102.7	$96.5

(1)   Mezzanine investment

(2)   Equity investment

(3)   Equity and mezzanine investment

(4)   On June 28, 2009, we acquired through a BHMP CO-JV Verandah at Meyerland.  We contributed $3.6 million in equity to the BHMP CO-JV for a 55% ownership in the property.  The Verandah at Meyerland has a $24.0 million interest-only mortgage note which the BHMP CO-JV assumed.

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures, respectively.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties and evaluating our real-estate related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of VIEs in which we are the primary beneficiary and the accounts of other subsidiaries over which we will have control. All inter-company transactions, balances and profits are eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46(R), which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46(R), then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46(R) provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our advisor will be required by FIN 46(R) to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

In accounting for notes receivable by our Co-Investment Ventures or us, there are judgments related to whether the investments are loans, investments in joint ventures or acquisitions of real estate. In applying Exhibit 1 of AICPA Practice Bulletin 1, “AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property” and EITF 86-21, “Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property,” we evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly-owned loan nor the loans made through our BHMP CO-JVs contain a right to participate in expected residual profits. In addition, the Property Entities or project borrower remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivable for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Based on specific circumstances we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess whether the impairment is other than temporary based on factors including the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is other than temporary, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

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

Investments in Real Estate Joint Ventures

All but one of our current investments have been made through joint Co-Investment Ventures. Each Co-Investment Venture is evaluated under FIN 46(R). If the Co-Investment Venture is determined to not be a VIE under FIN 46(R), then the ventures are evaluated for consolidation under the AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures,” and by EITF 04-5,

“Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

As of June 30, 2009, all of our Co-Investment Ventures have been and are BHMP CO-JVs.  We are the manager of each BHMP CO-JV’s affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner.  In addition, without the consent of both members of the BHMP CO-JV, the manager may not approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project), (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness or refinancing of the BHMP CO-JV or the subsidiary REIT.  As a result of the equal substantive participating rights possessed by each partner, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting pursuant to SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

Investment Impairments

For real estate we wholly-own or record on a consolidated basis, we will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

Real Estate

For acquired real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141(R), “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or our advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building will be depreciated over the estimated useful life of 25 to 35 years, using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current-market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as projected rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our advisor on a tenant-by-tenant basis.

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

In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third-party appraisals. However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense. These variances could be material to our results of operations and financial condition.

Results of Operations

For the three months ended June 30, 2009, we are reporting net income of $0.4 million, compared to a net income of $0.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, we are reporting net income of $0.5 million, compared to a net income of $1.5 million for the six months ended June 30, 2008. The decrease in net income is primarily due to our 2009 results incurring additional costs in general and administrative expenses as a result of our larger portfolio as well as a reduction in interest income due to lower interest rates on our cash equivalents.   We expect that as we complete the investment of the proceeds from our Initial Public Offering that earnings on our real estate investments will have a higher contribution to our net income while general and administrative expenses and interest income from our cash equivalents will be proportionally less significant to our overall operating results.

For the three and six months ended June 30, 2009 and 2008, our primary investments have been mezzanine and mortgage development loans in Property Entities, substantially through our BHMP CO-JVs.  As of June 30, 2008, we and our BHMP CO-JVs have made investments in nine properties under development and one operating multifamily communities.  As of June 30, 2009, we have added an additional operating multifamily community, Verandah at Meyerland.  In addition, two of the properties under development have begun lease-up but have not yet reached stabilized operations.

Accordingly, many of our results for the three and six months ended June 30, 2009 are not directly comparable to the three and six months ended June 30, 2008, where our results of operations for each period presented reflect significant increases in substantially all reporting categories. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Asset Management and Other Fees. Asset management fees for the three months ended June 30, 2009 and 2008 were approximately $0.3 million and $0.2 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008.  We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 and 2008 were approximately $0.6 million and $0.2 million respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increases in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due to higher administrative costs related to our Initial Public Offering which occurred in September 2008, and therefore was not a factor for the period ended June 30, 2008.  The increase included corporate legal and accounting reimbursements to our advisor for $0.2 million, outside audit and legal fees for $0.1 million, and other miscellaneous expenses for $0.1 million.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, was substantially unchanged for the three months ended June 30, 2009 and 2008. Although we had higher average investment balances for the three months ended June 30, 2009 as compared to the same period in 2008, our average interest rate for three months ended June 30, 2009 was approximately 0.5% compared to approximately 2.0% for the same period in 2008 due to market rate declines in short-term interest rates.  Our interest income on bank deposits is a function of the timing and magnitude of our capital raise and our acquisition activity, where we expect both to increase.  For the three months ended June 30, 2009 and 2008, interest income also included earnings on a direct, wholly-owned note receivable of approximately $0.1 million with no investment or earnings for the prior period in 2008.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures. Equity in earnings of joint venture investments for the three months ended June 30, 2009 and 2008 was unchanged, at approximately $1.1 million and $1.1 million, respectively, and included our share in earnings from our unconsolidated joint venture investments. Although the total amounts for each period were substantially unchanged, the individual components did vary. Increased earnings due to additional fundings, particularly for loan investments, were offset by losses incurred on investments entering lease-up. During the twelve months ended June 30, 2009, we made $29.3 million of new investments in BHMP CO-JVs.  Of this amount, approximately $22.8 million related to loan investments in Property Entities and approximately $6.5 million related to equity investments in Property Entities. A breakdown of our approximate equity earnings by type of underlying investments for the three months ended June 30, 2009 and 2008 is as follows (amounts in millions):

	For the three months ended June 30,
	2009	2008
Loan investments	$1.9	$1.3

Equity investments:
Stabilized / Comparable	(0.1)	(0.2)
Stabilized / Non-comparable	(0.1)	—
Lease-ups	(0.6)	—
Developments	—	—
	(0.8)	(0.2)
Total	$1.1	$1.1

Earnings from underlying loan investments increased due to investments in Property Entities for the Grand Reserve, Bailey’s Crossing, and The Cameron. Our weighted average interest rate all of our loan investments was approximately 10.2% as of June 30, 2009 compared to 9.7% as of June 30, 2008. Equity in earnings from all of our equity investments was a loss for both periods and was primarily related to the two Property Entities that are in lease-up, The Eclipse and Satori. These losses were recognized due to these communities recently being placed in service, where interest expense and depreciation exceeded the unstabilized net operating income.  Although all of the underlying equity investments produced a loss in equity in earnings, The Reserve at Johns Creek Walk, Satori, and The Eclipse provided cash distributions to us for the three months ending June 30, 2009 of approximately $0.4 million and the loss in equity in earnings for The Eclipse and Satori had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.  The stabilized / non-comparable activity related to our investment in Verandah at Meyerland. This investment was made on June 29, 2009.  As of June 30, 2009, the property is 92% leased.  We expect to receive distributions from the investment but due to interest expense and deprecation exceeding net operating income, we expect a loss in earnings.

We would expect our equity in earnings related to underlying loan investments to increase until the Property Entities have completed the project developments, when, if the mezzanine loans are converted to equity investments, our equity investments will increase. However, we anticipate the underlying equity investments to report less earnings due to depreciation and interest expense exceeding net operating income for the Property Entities during the initial period of operations through lease-up. Accordingly, as the proportion of the underlying equity investments increases, we expect our net earnings from unconsolidated real estate joint ventures to decline for an interim period and they may even reflect a net loss. During the remainder of 2009, we expect two additional underlying investments to transition from their development phases to lease-up and non-stabilized operations.  These include our investments in 55 Hundred and The Venue.  During the period until stabilization for these investments, we expect interest and depreciation expense to exceed net operating income until we reach stabilized occupancy.  For the three months ended June 30, 2009, our equity in earnings from these underlying investments was $0.3 million. Even if underlying loan investments are not converted to equity interests, our earnings in unconsolidated real estate joint ventures may decline due to restrictions on recording interest income, either due to deferral of interest or consolidation. See “Critical Accounting Policies and Estimates” discussed above.

The six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Asset Management and Other Fees. Asset management fees for the six months ended June 30, 2009 and 2008 were approximately $0.5 million and $0.4 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008. We expect continued increases in these fees as a result of owning and acquiring additional joint venture interests and other real estate investments.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 and 2008 were approximately $1.4 million and $0.5 million respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increases in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 were due to higher administrative costs related to our Initial Public Offering which occurred in September 2008, and therefore was not a factor for the period ended June 30, 2008.  The increase included corporate legal and accounting reimbursements to our advisor for $0.5 million, outside audit and legal fees for $0.2 million, and other miscellaneous expenses for $0.2 million.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Interest Income. Interest income for the six months ended June 30, 2009 and 2008 was approximately $0.3 million and $0.7 million, respectively, and primarily included interest earned on our cash equivalents. Although we had higher average investment balances for the six months ended June 30, 2009 as compared to the same period in 2008, our average interest rate for 2009 was approximately 0.5% compared to approximately 2.6% for the same period in 2008 due to market rate declines in short-term interest rates.  Our interest income on bank deposits is a function of the timing and magnitude of our capital raise and acquisition activity, where we expect both to increase.  For the six months ended June 30, 2009 and 2008, interest income also included earnings on a direct, wholly-owned note receivable of approximately $0.1 million with no investment or earnings for the prior period in 2008.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures. Equity in earnings of joint venture investments for the six months ended June 30, 2009 and 2008 was approximately $2.2 million and $1.9 million, respectively, and included our share in earnings from our unconsolidated joint venture investments. Increased earnings were due to additional fundings, particularly for loan investments, offset by losses incurred on investments entering lease-up. During the twelve months ended June 30, 2009, we made $29.3 million of new investments in BHMP CO-JVs.  Of this amount, approximately $22.8 million related to loan investments in Property Entities and approximately $6.5 million related to equity investments in Property Entities. A breakdown of our approximate equity earnings by type of underlying investments for the six months ended June 30, 2009 and 2008 is as follows (amounts in millions):

	For the six months ended June 30,
	2009	2008
Loan investments	$3.7	$2.4

Equity investments:
Stabilized / Comparable	(0.3)	(0.5)
Stabilized / Non-comparable	(0.1)	—
Lease-ups	(1.1)	—
Developments	—	—
	(1.5)	(0.5)
Total	$2.2	$1.9

Earnings from underlying loan investments increased due to investments in Property Entities for the Grand Reserve, Bailey’s Crossing, and The Cameron. Our weighted average interest rate on all of our loan investments was approximately 10.2% as of June 30, 2009 and 9.7% as of June 30, 2008. Equity in earnings from all of our equity investments was a loss for both periods and was primarily related to the two Property Entities that are in lease-up, The Eclipse and Satori. These losses were recognized due to these communities recently being placed in service, where interest expense and depreciation exceeded the unstabilized net operating income.  Although all of the underlying equity investments produced a loss in equity in earnings, The Reserve at Johns Creek Walk, Satori, and The Eclipse provided cash distributions to us for the six months ending June 30, 2009, of approximately $0.7 million and the loss in equity in earnings for The Eclipse and Satori had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.  The stabilized / non-comparable activity related to our investment in Verandah at Meyerland. This investment was made on June 29, 2009.  As of June 30, 2009, the property is 92% leased.  We expect to receive distributions from the investment but due to interest expense and deprecation exceeding net operating income, we expect a loss in earnings.

We would expect our equity in earnings related to underlying loan investments to increase until the Property Entities have completed the project developments, when, if the mezzanine loans are converted to equity investments, our equity investments will increase. However, we anticipate the underlying equity investments to report less earnings due to depreciation and interest expense exceeding net operating income for the Property Entities during the initial period of operations through lease-up. Accordingly, as the proportion of the underlying equity investments increases, we expect our net earnings from unconsolidated real estate joint ventures to decline for an interim period and they may even reflect a net loss. During the remainder of 2009, we expect two underlying additional investments to transition from their development phases to lease-up and non-stabilized operations.  These include our investments 55

Hundred and The Venue.  During the period until stabilization for these investments, we expect interest and depreciation expense to exceed net operating income until we reach stabilized occupancy.  For the six months ended June 30, 2009, our equity in earnings from these underlying investments was $0.6 million. Even if underlying loan investments are not converted to equity interests, our earnings in unconsolidated real estate joint ventures may decline due to restrictions on recording interest income, either due to deferral of interest or consolidation. See “Critical Accounting Policies and Estimates” discussed above.

We review our investments for impairments in accordance with our accounting policies. For the three and six months ended June 30, 2009 and 2008 we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

•                  Status of guarantors’ financial position. If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. If our analysis was dependent on a guarantor’s ability to perform, our judgments could change based on new developments. As of June 30, 2009, each of our development Property Entities are dependent upon the guarantor’s financial position.

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

•                  Lease-up assumptions.  In assessing development projects, we must make assumptions about general market conditions, projected occupancy and rental rates for projects that are several periods from the start of lease-up activities. Our assumptions are based on our marketing analysis and competing projects. When the developments actually begin lease-up activity we may be faced with different market conditions and our assessment of our investment could change.

We review for these and similar events in the preparation of our consolidated financial statements.  In April 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Bailey’s Crossing, The Cameron and 55 Hundred, or the “Fairfield Projects”).  In the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.

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

Subsequent to the issuance of the 2008 consolidated financial statements and continuing through August 14, 2009, we understand that the development project senior construction lenders have not declared the Property Entities in default and have continued to fund the construction loan draws.  As of June 30, 2009, the amounts unfunded under each senior construction loan for Bailey’s Crossing, The Cameron, and 55 Hundred were approximately $37.7 million, $58.5 million and $21.4 million, respectively.

In addition, Fairfield as project developer has continued to perform under the development agreement.  Construction is expected to continue through the first half of 2010.

As of June 30, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting is still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of June 30, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded and our carrying value of investments in the Fairfield Projects is $33.8 million (approximately 13% of our total assets).  For the three and six months ended June 30, 2009, for the Fairfield Projects, the equity in earnings of unconsolidated real estate joint ventures was $0.8 million and $1.6 million, respectively.  Distributions to us from our investments related to the Fairfield Projects for the three and six months ended June 30, 2009 were $0.8 million and $1.7 million, respectively.

One of our Property Entities in development, The Grand Reserve, has a $29 million construction loan with Guaranty Bank (“Guaranty”) of which $21.1 million had been funded as of July 31, 2009.  On July 23, 2009, the parent of Guaranty Bank, Guaranty Financial Group, Inc (“Guaranty Parent”) disclosed in a filing with the SEC their inability to raise sufficient capital for Guaranty Bank and the probable likelihood that Guaranty Parent and Guaranty will not be able to continue as a going concern.  The Office of Thrift Supervision has recommended that the Federal Deposit Insurance Corporation (“FDIC”) become receiver or conservator for the Guaranty Parent and Guaranty, giving the FDIC control of operations.  As of July 31, 2009, Guaranty had continued to fund construction draws for the Property Entity and we have received no communication that future fundings would be affected.  Through the BHMP CO-JV, as of June 30, 2009, we have made a mezzanine loan to the Property Entity of approximately $7.5 million, which is the BHMP CO-JV’s full mezzanine loan commitment amount. Our share of the BHMP CO-JV is 55%. In addition, we had made a junior mezzanine loan to the Property Entity for approximately $2.3 million as of June 30, 2009. We own 100% of this junior mezzanine loan.  Accordingly our aggregate loan investment in the Property Entity as of June 30, 2009 is $6.4 million.  Each of the mezzanine loans are subordinate to the Guaranty construction loan.  We are currently assessing the impact, if any, this will have to our Property Entity.

Cash Flow Analysis

Cash and cash equivalents increased for the six months ended June 30, 2009 by approximately $126.2 million as compared to a decrease in cash and cash equivalents for the six months ended June 30, 2008 of approximately $18.7 million.  The increase in cash and cash equivalents is primarily due to our Initial Public Offering which commenced in September 2008.

The six months ended June 30, 2009 as compared to the six months ended June 30, 2008

As of June 30, 2009, we made investments in eleven multifamily communities, nine in various stages of development and two operating multifamily communities. We began to receive proceeds from our Initial Public Offering in October 2008.  As a result, our cash flows for the six months ended June 30, 2009 reflect significant differences from the cash flows for six months ended June 30, 2008.

Cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 were $1.7 million and $1.5 million, respectively. The six months ended June 30, 2009 recognized less net income as compared to the same period in 2008, but benefited from increased operating liabilities.  Distributions received from our investments increased for the six months ended June 30, 2009, primarily from interest income received from increased loan investments made through BHMP CO-JVs.

Cash flows used in investing activities for the six months ended June 30, 2009 and 2008 were $10.1 million and $17.4 million, respectively.  Our primary investing activity is investment acquisitions or fundings, which are largely dependent on our capital raises. Our investments in unconsolidated real estate joint ventures decreased due to fulfilling our funding for eight of our nine BHMP CO-JVs investments in 2008.  As our Initial Public Offering continues into 2009, we would expect our new acquisitions to increase.  For the six months ending June 30, 2009, we have made one additional BHMP CO-JV investment for $3.7 million.  Also providing a source of investing cash flow for the six months ended June 30, 2009 were BHMP CO-JV distributions which were returns of investments in unconsolidated real estate joint ventures, primarily related to an excess contribution to the Alexan St. Rose BHMP CO-JV funded in 2008 and returned during 2009.

Cash flow provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 was $134.5 million and ($2.9) million, respectively.  Financing activities increased due to our Initial Public Offering commencing in September 2008. As our Initial Public Offering continues into 2009, we would expect proceeds from the sale of common stock to increase. For the six months ended June 30, 2009, distributions were higher due to higher distribution rates and increased common stock outstanding as compared to the same period in 2008.  There was no capital raise for the six months ended June 30, 2008. Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, increasing the amount of distributions significantly. As discussed above, we expect to fund increased distributions from earnings on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering. Offering costs paid were significantly higher for the six months ended June 30, 2009, because offering costs paid are a factor of our common stock sales and our advisor incurs greater costs in the initial phases of our offering.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve-month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended June 30, 2009, TOE of approximately $3.4 million exceeded 2% of our AIA (which was approximately $2.0 million) by approximately $1.4 million.  Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the registration for our initial public offering of common stock from December 31, 2007 through September 2, 2008 and our rate of investments thereafter caused the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors members in connection with service on the board of directors and its committees to be disproportionate to the Company’s AIA and NI.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for making investments in multifamily communities, on our own or through joint ventures and for the payment of operating expenses and distributions. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could lower returns rather than our targeted investments in real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.

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

Short Term Liquidity

Our primary indicator of short-term liquidity is our cash and cash equivalents. As of June 30, 2009, our cash and cash equivalents balance was $150.0 million, compared to $23.8 million as of December 31, 2008. On a daily basis, cash is affected by our net raise from our Initial Public Offering. Since September 5, 2008, we sold approximately 17.8 million shares of our common stock with gross proceeds of approximately $178.0 million.  Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2009. For the three and six months ended June 30, 2009, we received gross proceeds from our Initial Public Offering (including our distribution reinvestment plan (“DRIP”) of approximately $113.0 million and $167.0 million, respectively.  We also expect our operating cash flows to increase when additional investments are added to our portfolio.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions and investing at amounts within federally-insured levels.  Information on our cash and cash equivalents as of June 30, 2009 and December 31, 2008 is as follows (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
	Number of		Number of
	Accounts	Amount	Accounts	Amount
Commercial bank demand deposits:
Within federally-insured limits	1	$250	1	$250
In excess of federally-insured limits	1	9,668	1	398

Commercial bank money markets:
Within federally-insured limits	73	17,214	13	3,250
In excess of federally-insured limits	7	52,650	8	4,136

Money market reserves fund: (1)	1	70,173	1	15,737
		$149,955		$23,771

(1)          The money market reserves fund invests in high quality, short-term debt securities including, bank obligations such as certificates of deposit and time deposits issued by domestic or foreign banks, commercial paper, and corporate bonds.  These securities may have fixed, floating or variable rates of interest.

Our primary operating expenditures are payments for asset management fees and general and administrative expenses.  We currently meet these obligations from cash flow from operating activities.  As the amount of our real estate investments increases, we would expect these expenses to also increase.  Depending on the timing and magnitude, we may evaluate other short-term financing options, including working capital and acquisition credit facilities.

Long-Term Liquidity, Acquisition and Property Entity Debt Financing

Our primary source for acquisitions is the funds from our Initial Public Offering. This is an offering of up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above. We expect offering expenses from our DRIP offering to be immaterial. Through June 30, 2009, we have raised total gross proceeds from our Initial Public Offering of approximately $178.0 million and paid related offering costs of approximately $30.3 million.

We intend to increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through June 30, 2009, we and the BHMP Co-Investment Partner have contributed approximately $101.6 million and $79.0 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily mezzanine construction loans and equity investments in multifamily communities. As of June 30, 2009, the BHMP Co-Investment Partner has a remaining contractual commitment of approximately $11.0 million to BHMP CO-JVs. For us to realize the commitment, we would generally be expected to contribute approximately $9.5 million to BHMP CO-JVs. We anticipate raising this capital and capital for future BHMP CO-JVs from our continuing proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements and consequently, all or portions of the BHMP Co-Investment Partner commitment may not be available to us.  See the following sections below on “Off-Balance Sheet Arrangements” and Contractual Obligations for further discussion of our contractual contingencies.

For each equity investment made by the BHMP CO-JV in a Property Entity, we will also evaluate the use of existing or new property debt. Based on current market conditions and our investment and borrowing policies, we would expect to utilize Property Entity debt financing in a range of 50 to 75% of acquisition or construction requirements. This Property Entity debt is not an obligation or contingency of the BHMP CO-JVs or of us but does allow us to increase our access to capital. As of June 30, 2009, the Property Entities had approximately $211.5 million of borrowings (exclusive of BHMP CO-JV debt), which are summarized as follows (amounts in millions):

	Amount	Interest Rates	Maturity Dates
Construction financing - variable interest rates	$164.1	3.22% (average)	October 2011 through December 2012
Permanent mortgages	47.4	6.46% & 6.17%	September 2011 & March 2013
Total	$211.5

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

Other potential future sources of capital may include proceeds from secure or unsecured financings, arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.   For investments not made with a Co-Investment partner, we may also utilize a credit facility collateralized by our wholly-owned properties.

Subsequent to the quarter ended June 30, 2009, we entered into purchase and sale agreements for three multifamily communities for a total purchase price of approximately $215.7 million, excluding closing costs.  As of August 14, 2009, we have made a total of $4.3 million in earnest money deposits on these three multifamily communities.  If consummated, we expect that two of the three acquisitions, with a total purchase price of approximately $119.7 million, would be made through a joint venture with our BHMP Co-Investment Partner, whereby our BHMP Co-Investment Partner would provide 45% of the capital for these investments. The consummation of the purchase of each of these multifamily communities remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily communities or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make these acquisitions; and (4) our receipt of satisfactory due diligence information, including appraisals, environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

In connection with our BHMP CO-JV investment in The Eclipse, the BHMP CO-JV has the option to purchase the property from the Property Entity. The option period for the BHMP CO-JV to purchase became effective on May 22, 2009 allowing the developer and the BHMP CO-JV to begin negotiations for the purchase.  The option period terminated on July 22, 2009 with no agreement reached, but the parties continue to negotiate the option. BHMP CO-JV has no obligation to purchase the property if a mutual agreement is not reached. If an agreement is reached, we would expect to fund our portion of the purchase price, net of any assumed debt, from the proceeds of our Initial Public Offering. We would also expect that in connection with any purchase, the BHMP CO-JV would elect the purchase option related to the property’s ground lease. The purchase price under the ground lease is for approximately $4.6 million, where our share would be 55%.

For each equity investment made by the BHMP CO-JV in a Property Entity, we will also evaluate requirements for capital expenditures. Of the eight Property Entities with equity investments, two are operating properties and were placed in service in the last two years. Accordingly, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the Property Entities cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. As of June 30, 2009, neither us nor any of the BHMP CO-JVs have any commitments for property capital expenditures.

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

The cash distributions paid in the six months ended June 30, 2009 and 2008 was approximately $4.4 million and $2.6 million, respectively.  For the six months ended June 30, 2009 and 2008, cash flow from operating activities was approximately $1.7 million and $1.5 million; respectively. For the six months ended June 30, 2009 and 2008, cash amounts distributed to stockholders exceeded cash flow from operating activities by $2.7 million and $1.1 million, respectively. Such differences were funded from proceeds from our offerings. In addition, acquisition expenses included in cash flow from operating activities for the six months ended June 30, 2009 was $0.1 million and funded from the proceeds from our offerings.  We did not incur any acquisition expenses in 2008.

The amount by which our distributions paid exceeded cash flow from operating activities has increased due to a higher distribution rate (as discussed below) and increased proceeds raised from our Initial Public Offering, particularly for the three months ended June 30, 2009.  Since March 2009, our board of directors increased our distribution rate from an annual effective rate of 6.5% to 7.0%.  The yield is calculated assuming a stockholder paid $10.00 for each share of stock that he or she owns.  For the three months ended June 30, 2008, we had an annual effective distribution rate of 4% (which was based on the most recent sales price of shares in our private offering, which closed in December 2007, which was $9.25 per share).

Distributions for the six months ended June 30, 2009 and for the year ended December 31, 2008 were as follows (in millions, except per share amounts):

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
Second Quarter	$2.5	$1.6	$4.1	$4.6	$0.175
First Quarter	1.9	0.6	2.5	2.9	0.165
Total	$4.4	$2.2	$6.6	$7.5	$0.340

	Distributions Paid
2008	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$1.8	$0.2	$2.0	$2.4	$0.164
Third Quarter	1.3	—	1.3	1.3	0.093
Second Quarter	1.3	—	1.3	1.3	0.092
First Quarter	1.3	—	1.3	1.3	0.092
Total	$5.7	$0.2	$5.9	$6.3	$0.441

The market for institutional quality multifamily assets has experienced an increase in capitalization rates which allows us the opportunity to invest in equity and debt investments at more attractive prices and therefore higher current yields.  Under the current economic conditions, we expect to be able to capitalize on attractive acquisition opportunities from distressed owners suffering from lack of liquidity and the frozen state of the debt capital markets.  In addition, the continuing availability of financing in the multifamily sector through Fannie Mae, formerly known as the Federal National Mortgage Association, and Freddie Mac, formerly known as the Federal Home Loan Mortgage Corporation, coupled with an increase in capitalization rates is expected to provide us the ability to leverage many of our multifamily community investments, allowing us the opportunity to diversify our investments and enhance current income and capital appreciation.  We and our management believe that the increased distribution rate is reflective of the changes in the market for investments suitable for our portfolio and one that can be sustained after we complete our offerings and deploy the capital raised from our offerings in investments.

Accordingly, over the long term, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from our unconsolidated real estate joint ventures in excess of reported earnings, and operations.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

We have two BHMP CO-JV level borrowings, The Reserve at Johns Creek Walk and Verandah at Meyerland, which meet the requirements of consolidated BHMP CO-JV borrowings as of June 30, 2009.  The lenders have no recourse to BHMP CO-JVs or us, only to those particular Property Entities.  As of June 30, 2009, no events of default have occurred.  The following presents terms of the borrowings:

BHMP CO-JV Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
The Reserve at Johns Creek Walk	$23.0 million	Interest-only	6.461%	March 2013
Verandah at Meyerland	$24.4 million	Interest-only	6.165%	September 2011

The investments in real estate and loans owned by us and our BHMP CO-JVs were entered into with unaffiliated developers and previous owners who own interests in Property Entities that own the underlying real estate and development projects.  These unaffiliated parties and their affiliates have provided us with collateral interests in the properties, development projects, improvements and Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Property Entities have also obtained additional financing that is senior to our investments, both our loans and equity investments. The senior loans are collateralized by the developments and improvements and further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We have no contractual obligations on these senior level financings obtained by the unaffiliated developers, which include land loans, construction loans, and ground leases.  These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.  See discussion above and Note 5 to our consolidated financial statements for information regarding borrowings for unconsolidated Property Entities.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the ordinary course of business, we and/or Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of June 30, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of June 30, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $179.6 million and the BHMP CO-JVs have currently funded approximately $179.2 million. The BHMP CO-JVs will require additional capital from us and BHMP Co-Investment Partner in order to fund the remaining commitments of $0.4 million. The remaining $0.4 million was funded subsequent to June 30, 2009.

The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on three Property Entities under contingent sell options held by other investors on the Property Entities: Bailey’s Crossing, The Cameron and the Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The estimated amount of the sell options is $63.6 million and our estimated portion of those commitments is $35.0 million.  As of June 30, 2009, no sell options are exercisable.

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  During the three months ended June 30, 2009, we redeemed 96,041 shares of common stock for approximately $0.8 million.  During the six months ended June 30, 2009, we redeemed 144,299 shares of common stock for approximately $1.2 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, are helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures’ portfolio, which include but are not limited to equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development, mezzanine, mortgage and bridge loans and the accounting treatment of the investments in accordance with our accounting policies.

In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) which excludes from FFO acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition expense. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed. Both of these acquisitions costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those incurred with our advisor or its affiliates or third parties.

•                  Impairment charges.   An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is held for the long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.   Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than on one-time market valuations.

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting. Management intends to use derivatives in the management of our debt and our interest rate exposure. We do not intend to speculate in these interest rate derivatives and accordingly period to period changes in derivative valuations are not the primary factors in management’s decision making process. We believe by excluding the gains or losses from these derivatives,

MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

By providing MFFO, we believe we are presenting useful information that assists investors to more align their analysis with management’s analysis of long-term, core operating activities.  MFFO also provides useful information in analyzing comparability between reporting periods. Because MFFO is primarily affected by the same factors as FFO but without non-operating valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities and is more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities and derivatives or affected by impairments.

FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements.  MFFO also excludes impairment charges and unrealized gains and losses related to fair value adjustments for derivatives not qualifying for hedge accounting. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

For the three and six months ended June 30, 2009, MFFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended June 30, 2009, we sold 11.2 million shares of our common stock, increasing our outstanding shares by 53%.  For the six months ended June 30, 2009, we sold 16.5 million shares of our common stock, increasing our outstanding shares by 73%.  The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher-earning multifamily communities’ investments consistent with our investment policy to identify high quality investments.  We believe this will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings.

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$0.4	$0.8	$0.5	$1.5
Real estate depreciation and amortization	0.4	0.3	0.7	0.6
FFO	0.8	1.1	1.2	2.1

Acquisition expenses	0.1	—	0.1	—
MFFO	$0.9	$1.1	$1.3	$2.1

GAAP weighted average common shares	26.3	14.3	21.9	14.3
MFFO per share	$0.03	$0.08	$0.06	$0.15

•                  The real estate depreciation and amortization amount includes our consolidated real estate related depreciation and amortization (including amortization of in-place leases) and our share of Co-Investment depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

•                  Acquisition expenses include our share of expenses incurred by our unconsolidated investments in real estate joint ventures and amounts incurred with our advisor (see Note 8 to our consolidated financial statements). Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with generally accepted accounting principles. For the three and six months ended June 30, 2009, acquisition expenses were approximately $97,000 and $97,000, respectively.  No acquisition expenses were incurred in 2008.

Provided below is additional information related to the FFO and MFFO calculations, which may be helpful in assessing our operating results:

•                  Included in the return of investments in unconsolidated real estate joint venture for the six months ended June 30, 2009, was $2.0 million related to an excess contribution to the Alexan St. Rose BHMP CO-JV funded in 2008 and returned during 2009;

•                  Accrued interest income on loans with deferred interest payment terms was approximately $171,000 and $135,000 for the three months ended June 30, 2009 and 2008, respectively; $303,000 and $258,000 for the six months ended June 30, 2009 and 2008, respectively;

•                  Amortization of intangible lease assets was approximately $0 and $94,000 for the for the three months ended June 30, 2009 and 2008, respectively; $47,000 and $194,000 for the for the six months ended June 30, 2009 and 2008, respectively;

•                  Loan fee income collected and deferred was approximately $0 and $244,000 for the three months ended June 30, 2009 and 2008, respectively; $347,000 and $812,000 for the six months ended June 30, 2009 and 2008, respectively;

•                  Amortized loan fee income was approximately $86,000 and $61,000 for the three months ended June 30, 2009 and 2008, respectively; $172,000 and $112,000 for the six months ended June 30, 2009 and 2008, respectively;

•                  Amortization of deferred financing and other costs was approximately $31,000 and $11,000 for the three months ended June 30, 2009 and 2008, respectively; $64,000 and $21,000 for the six months ended June 30, 2009 and 2008, respectively.

As noted above, we believe FFO and MFFO are helpful to investors and our management as a measure of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO and MFFO.

Recently Announced Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative non-governmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is non-authoritative.  We will disclose the Codification requirements in our Form 10-Q for the third quarter 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.

SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We included the required disclosures in our the accompanying notes to these consolidated financial statements (see Note 2).

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We included the required disclosures in the accompanying notes to these consolidated financial statements (see    Note 3).

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In November 2008, the FASB reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which was issued to clarify how the application of equity method accounting will be affected by SFAS No. 141(R) and SFAS No. 160. EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. EITF 08-6 was effective January 1, 2009, and applies prospectively.  The adoption of this EITF did not have a material impact on our consolidated financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our fixed-lease terms are less than 18 months and contain protection provisions applicable to reimbursement billings for utilities.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes as a result of long-term debt used by the Property Entities.  Our interest rate risk management objectives are primarily to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, borrowings are done primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable-rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of June 30, 2009, we did not have any outstanding debt. Our BHMP CO-JVs had investments in Property Entities with funded aggregate senior debt (which consists of third-party first mortgages and construction loans and excludes loans made by the BHMP CO-JVs of $84.2 million) of approximately $211.5 million. Of the third-party Property Entity debt, approximately $47.4 million was at fixed rate and $164.1 million was at variable interest rates with a weighted average of 3.2%.

As of June 30, 2009, we have only one wholly-owned note receivable with a carrying value of approximately $2.3 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $130.9 million with a weighted average coupon of 10.2%, all of which were at fixed rates.

As of June 30, 2009 we also had approximately $150.0 million of bank deposits and money market accounts. During 2008, the interest rates on these accounts significantly decreased and as of June 30, 2009 had a weighted average interest rate of 0.63%. Given that current interest rate levels were are at historically low levels, we do not believe interest rates could significantly decrease further; however, if interest rates were to increase, we could earn a higher return on our cash and cash equivalents.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2009.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, and provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.      Risk Factors.

The following risk factors update the risk factors contained in Item 1A. set forth our Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 31, 2009.

The sponsor’s Master Co-Investment Arrangement entered into by a subsidiary of our sponsor with a Dutch foundation (the “PGGM Real Estate Fund”) requires it to offer the PGGM Real Estate Fund a right of first refusal to co-invest with our sponsor or its affiliates or investment programs in multifamily investments that meet certain specified investment guidelines which are a significant majority of the type of investments that we intend to acquire.

Our sponsor has entered into the Master Co-Investment Arrangement for multifamily investments.  Under the arrangement, our sponsor or one of its affiliates or investment programs will generally provide 55% of the capital for each investment, and our BHMP Co-Investment Partner, which is 99% owned by the PGGM Real Estate Fund and 1% indirectly wholly-owned by our sponsor, will provide 45% of the capital for each investment.  Generally, our co-investment ownership with our BHMP Co-Investment Partner will incorporate a subsidiary REIT structure to acquire the multifamily investment.  The PGGM Real Estate Fund has committed to invest up to $200 million under this arrangement and may increase its commitment to $300 million at any time prior to November 9, 2011.  As of June 30, 2009, the PGGM Real Estate Fund had committed approximately $90 million under this arrangement to existing investments.  The Master Co-Investment Arrangement is intended to allow for co-investments with any Behringer Harvard-sponsored investment program; however, because of our investment objectives, we believe that we are the most likely Behringer Harvard-sponsored investment program to co-invest with the BHMP Co-Investment Partner.  We have committed to invest up to $247 million to co-investments approved by our board of directors and expect that we will generally provide the 55% of capital for each such investment that is required from an affiliate or investment program of our sponsor.  In addition, we have agreed to increase this commitment to $370 million if the PGGM Real Estate Fund were to increase its capital commitment to the BHMP Co-Investment Partner to $300 million.  Until the PGGM Real Estate Fund has reached its $200 million commitment, the PGGM Real Estate Fund has a right of first refusal to co-invest in multifamily investments of the type targeted by the Master Co-Investment Arrangement that are made by our sponsor or its affiliates or investment programs.  This arrangement reduces the likelihood that we will pursue independent investment in multifamily investment opportunities of the type targeted by the Master Co-Investment Arrangement until the capital commitment of the PGGM Real Estate Fund has been substantially invested.

If the PGGM Real Estate Fund does not honor its commitments, our portfolio may not be as diverse and our investments may suffer.

Under arrangements managed by a subsidiary of our sponsor, we have entered into, and it is intended that we will continue to enter into, joint venture investments with the PGGM Real Estate Fund in multifamily communities that are to-be-developed or in the process of being developed, or for which development has been completed for less than three years, other than residential properties for assisted living, student housing or senior housing.  As of June 30, 2009, we have made joint venture investments with the PGGM Real Estate Fund in all of the properties and development projects in which we have invested.  The PGGM Real Estate Fund has committed to our sponsor to invest up to $200 million in such joint ventures (with approximately $90 million committed to currently existing properties and projects), and the PGGM Real Estate Fund has recently indicated that it expects to increase its commitment to invest with us to $300 million.  As such, we expect a substantial portion of our future investments will be made through such joint ventures.  We expect this investment strategy to increase the number of investments we make and the diversification of our investment portfolio.  However, if the PGGM Real Estate Fund does not honor its current commitment to invest up to $200 million in such joint ventures, or does not increase its commitment to $300 million or more, our portfolio will not consist of as many investments or be as diverse as it otherwise would.

In addition, under the joint venture arrangements into which we have entered, and expect to continue to enter, with the PGGM Real Estate Fund, we may in certain situations call for capital contributions to be made by the PGGM Real Estate Fund.  This has typically been the case in the development projects in which we have co-invested with the PGGM Real Estate Fund; as the development progresses, it is generally required that both we and the PGGM Real Estate Fund contribute additional capital to the project.  If the PGGM Real Estate Fund were unwilling or unable to contribute this capital when required, the project and our investment therein could suffer due to lack of funding or delays in funding.  In addition, we could, through our interest in the joint venture with the PGGM Real Estate Fund, be in breach of our obligations to the other parties investing in the development project unless we were to fund the PGGM Real Estate Fund’s portion on its behalf or obtain alternative sources of funding.  If we were to fund the PGGM Real Estate Fund’s portion on its behalf, we would have less capital to invest in other assets and the diversification of our portfolio would suffer.  If we were unable to fund the portion of any project that the PGGM Real Estate Fund is expected to, but does not, fund in accordance with the joint venture agreement, the joint venture may be unable to meet its funding obligations to the project and the value of our interest in the project may be reduced or eliminated.

Because the PGGM Real Estate Fund is a pooled investment structure, each investor investing in the structure will be responsible for its proportionate share of the capital PGGM Real Estate Fund is obligated to provided to our joint venture.  PFZW will initially own 100% of the PGGM Real Estate Fund, but other Dutch pension funds are expected to join the fund in the future.  We will indirectly rely on these investors to meet their obligations to the PGGM Real Estate Fund so that the PGGM Real Estate Fund can meet its obligations described above.

We may be disqualified from treatment as a REIT if a joint venture entity elects to qualify as a REIT and is later disqualified from treatment as a REIT.

As part of our joint ventures, such as our joint ventures with our BHMP Co-Investment Partner or future joint ventures with any other Behringer Harvard-sponsored investment program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our BHMP Co-Investment Partner.  In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code.  We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with the BHMP Co-Investment Partner or other joint ventures.  In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available.  If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders and there would be a negative impact on our operations and our stockholders’ investment in us.

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

Guaranty Financial Group, Inc. (“Guaranty Parent”), the parent company of the financial institution that holds the senior loan on the Grand Reserve project, Guaranty Bank, recently received a cease and desist order from the OTS ordering it to strengthen its required capital ratio.  Guaranty Parent has recently reported that it does not believe that it or its subsidiary, Guaranty Bank, will be able to raise sufficient capital to comply with the cease and desist order.  Guaranty Parent has reported that it likely will not be able to continue as a going concern.  The OTC has recommended that the FDIC become receiver or conservator for Guaranty Parent and Guaranty Bank, giving the FDIC control of operations.  Our aggregate investment in the Grand Reserve project as June 30, 2009 is $6.4 million, consisting of a senior mezzanine loan made through a joint venture with the BHMP Co-Investment Partner and a wholly- owned junior mezzanine loan. Through July 31, 2009, Guaranty Bank has been continuing to fund construction draws for the project and we have received no communication that future fundings will be affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering a public offering (our “Initial Public Offering”) of up to 250,000,000 shares of common stock, was declared effective under the Securities Act of 1933. Our Initial Public Offering commenced on September 5, 2008 and is ongoing.  We expect to sell the shares offered in our Initial Public Offering over a two-year period.  Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date.  Our board of directors has the discretion to extend the offering period for the shares offered under the DRIP up to the sixth anniversary of the termination of the primary offering.  We may reallocate the shares of common stock being offered between the primary offering and the distribution reinvestment plan.

We are offering a maximum of 200,000,000 shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 50,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Initial Public Offering.  As of June 30, 2009, we had sold approximately 17.8 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $178.0 million.

From the commencement of the Initial Public Offering through June 30, 2009, we incurred expenses from our advisor of approximately $30.3 million in connection with the issuance and distribution of the registered securities pursuant to the offering.

From the commencement of the Initial Public Offering through June 30, 2009, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $150.1 million.  From the commencement of the Initial Public Offering through June 30, 2009, we had used $26.3 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $0.9 million was paid to Behringer Harvard Multifamily Advisors I, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors authorized a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Initial Public Offering of our common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

During the three months ended June 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—	(1)
May	96,041	8.28	96,041	(1)
June	—	—	—	(1)
	96,041	$8.28	96,041

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders was held on June 23, 2009.  At the Annual Meeting, all nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2010 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

	Number of Votes	Number of Votes
Director Nominee	For	Withheld
Robert M. Behringer	11,060,735	136,233
Robert S. Aisner	11,060,470	136,498
Sami S. Abbasi	11,050,459	146,509
Roger D. Bowler	11,054,215	142,753
Jonathan L. Kempner	11,043,388	153,580
E. Alan Patton	11,053,860	143,108

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

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
10.5

Senior and Junior Mezzanine Promissory Notes by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 31, 2009.

10.6

Senior and Junior Mezzanine Loan Agreements by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 31, 2009.

10.7

Senior and Junior Mezzanine Deeds of Trust, Assignments of Rents and Leases, Security Agreements, Fixture Filings and Financing Statements by and between SW 132 St. Rose Senior Borrower LLC as grantor and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 31, 2009.

10.8

Mezzanine Guaranty Agreement by and between CFP Residential, L.P., Kenneth J. Valach, Bruce Hart and J. Ronald Terwilliger collectively as guarantor and Behringer St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 31, 2009.

10.9

Intercreditor and Subordination Agreement by and between Bank of America, N.A. on behalf of senior construction lenders and land loan lender and Behringer Harvard St. Rose REIT, LLC as subordinate lender dated December 31, 2008, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 31, 2009.

10.10

Sale, Purchase and Escrow Agreement between Verandah Owner Limited Partnership as seller and Harvard Property Trust as purchaser dated January 26, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 31, 2009.

10.11

Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Harvard Property Trust, LLC as assignor and Behringer Harvard Multifamily OP I LP as assignee dated January 28, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on March 31, 2009.

10.12

First Amendment to Sale, Purchase and Escrow Agreement by and between Verandah Owner Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as purchaser dated February 20, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 31, 2009.

10.13*	Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 29, 2009
10.14*

Revivor and First Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 2, 2009

10.15*

Second Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 13, 2009

10.16*

Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Waterford Place REIT, LLC as assignee dated August 4, 2009

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No.1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414)

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 14, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)