Form 10-Q
period 2009-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2009-11-13
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(866) 655-3600

(Registrant’s Telephone Number, Including Area Code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 9, 2009, the Registrant had 47,789,245 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Real estate:
Land	$34,500	$—
Buildings and improvements	101,635	—
	136,135	—
Less accumulated depreciation	(220)	—
Total real estate, net	135,915	—

Investments in unconsolidated real estate joint ventures	147,696	96,505
Cash and cash equivalents	63,514	23,771
Note and other receivables	3,969	1
Receivables from affiliates	330	299
Other assets, net	1,604	318
Total assets	$353,028	$120,894

Liabilities and stockholders’ equity

Liabilities
Payables to affiliates	$486	$627
Distributions payable	2,315	832
Accrued offering costs payable to affiliates	2,304	6,918
Deferred lease revenues and other related liabilities, net	15,465	—
Tenant security deposits	160	—
Accounts payable and other liabilities	2,018	123
Total liabilities	22,748	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 42,010,624 and 15,347,792 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	1
Additional paid-in capital	352,462	117,268
Cumulative distributions and net loss	(22,186)	(4,875)
Total stockholders’ equity	330,280	112,394
Total liabilities and stockholders’ equity	$353,028	$120,894

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental revenues	$538	$—	$538	$—

Expenses
Property operating expenses	139	—	139	—
Real estate taxes	67	—	67	—
Asset management and other fees	492	255	1,037	660
General and administrative	889	435	2,263	977
Acquisition expense	2,791	—	2,791	—
Depreciation and amortization	351	8	374	38
Total expenses	4,729	698	6,671	1,675

Interest income	409	162	684	813
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(79)	1,302	2,135	3,159
Net income (loss)	$(3,861)	$766	$(3,314)	$2,297

Weighted average number of common shares outstanding	36,678	14,267	26,867	14,268

Basic and diluted income (loss) per share	$(0.11)	$0.05	$(0.12)	$0.16

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative Distributions and	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Net Income (Loss)	Stockholders’ Equity

Balance at January 1, 2008	—	$—	14,273	$1	$114,567	$(1,148)	$113,420

Net income	—	—	—	—	—	2,630	2,630
Issuance of convertible stock	1	—	—	—	1	—	1
Issuances of common stock under:
Sale of common stock, net	—	—	1,074	—	2,647	—	2,647
Incentive award plan	—	—	—	—	22	—	22
Redemptions of common stock	—	—	(17)	—	(140)	—	(140)
Distributions declared on common stock	—	—	—	—	—	(6,357)	(6,357)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	18	—	171	—	171
Balance at December 31, 2008	1	—	15,348	1	117,268	(4,875)	112,394

Net loss	—	—	—	—	—	(3,314)	(3,314)
Sale of common stock, net	—	—	26,379	3	232,169	—	232,172
Redemptions of common stock	—	—	(235)	—	(1,908)	—	(1,908)
Distributions declared on common stock	—	—	—	—	—	(13,997)	(13,997)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	519	—	4,933	—	4,933
Balance at September 30, 2009	1	$—	42,011	$4	$352,462	$(22,186)	$330,280

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash flows from operating activities
Net income (loss)	$(3,314)	$2,297
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of investments in unconsolidated real estate joint ventures	(2,135)	(3,159)
Distributions received from unconsolidated real estate joint ventures	4,474	3,159
Depreciation and amortization	220	38
Amortization of deferred financing costs	78	—
Amortization of in-place lease intangibles	77	—
Amortization of deferred revenue and other related liabilities	28	—
Stock-based compensation	—	18
Changes in operating assets and liabilities:
Accrued interest on notes receivable	(146)	—
Accounts payable and other liabilities	1,053	(81)
Other assets	(338)	(319)
Payables to affiliates	204	61
Accounts receivable	—	28
Cash provided by operating activities	201	2,042

Cash flows from investing activities
Acquisition of wholly owned real estate	(123,095)	—
Investments in unconsolidated real estate joint ventures	(57,322)	(21,956)
Issuances of note receivable	(2,183)	—
Return of investments in unconsolidated real estate joint ventures	3,449	1,022
Other	(166)	40
Cash used in investing activities	(179,317)	(20,894)

Cash flows from financing activities
Proceeds from sales of common stock	263,421	—
Offering costs paid	(35,795)	(18)
Distributions on common stock paid	(7,583)	(3,941)
Redemptions of common stock	(1,184)	(50)
Change in payables to affiliates	—	(227)
Change in subscriptions for common stock	—	53
Change in subscription cash received	—	(53)
Cash provided by (used in) financing activities	218,859	(4,236)

Net change in cash and cash equivalents	39,743	(23,088)
Cash and cash equivalents at beginning of period	23,771	53,378
Cash and cash equivalents at end of period	$63,514	$30,290

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2009, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate multifamily communities. These multifamily communities may include conventional multifamily assets, such as mid-rise, high-rise, and garden-style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. We intend to make investments in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).  Further, we may either directly or indirectly invest in commercial real estate, options to acquire real estate, real estate-related securities, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make similar investments.  We completed our first investment in April 2007.  As of September 30, 2009, we have made two wholly owned multifamily investments, fourteen investments in Co-Investment Ventures and one wholly owned note receivable. Eight of the investments are operating properties, and eight are in various stages of development.

We have no employees and are supported by related party service agreements. We are externally managed by our advisor, Behringer Harvard Multifamily Advisors I LP (“Behringer Harvard Multifamily Advisors I”), a Texas limited partnership. Behringer Harvard Multifamily Advisors I is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all of our business is conducted through our operating partnership Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by our wholly owned subsidiary, BHMF Business Trust, a Maryland business trust.

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

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of September 30, 2009, we have sold a total of approximately 28.0 million shares of common stock and raised a total of approximately $279.3 million in gross offering proceeds in the Initial Public Offering. Net proceeds, including DRIP proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $239.9 million.

Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our public offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on then-prevailing market conditions.

Reclassification

Certain financial information from the previous fiscal year has been revised to conform to the current year presentation. This revision to the historical presentation does not reflect a material change to the information presented in the Consolidated Statements of Operations.  For the three and nine months ended September 30, 2008, in order to combine the immaterial amount, we combined the organization expenses caption of approximately $9,000 into the general and administrative caption.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2009 and consolidated statements of operations and cash flows for the periods ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended September 30, 2009 and 2008. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through November 13, 2009, which is the date the consolidated financial statements were issued.

3.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

Real Estate and Other Related Intangibles

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their relative fair values.  Identified intangible assets and liabilities consist of the fair value of above-market and below-market leases and in-place leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases and tenant relationships was determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease-up period.  The estimate of the fair value of tenant relationships also includes an estimate of the likelihood of renewal as determined by management.

We amortize the value of in-place leases acquired to expense over the term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Intangible lease assets are recorded within other assets, and intangible lease liabilities are recorded within deferred lease revenues and other related liabilities.

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

Prior to January 1, 2009, we allocated the purchase price of the real estate property we or our Co-Investment Ventures acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values.  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values.

Impairment of Long-Lived Assets and Investments in Unconsolidated Real Estate Joint Ventures

For any properties wholly owned by us or our Co-Investment Ventures, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

In accounting for notes receivable by us or our Co-Investment Ventures, we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In addition, we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our Co-Investment Ventures contain a right to participate in expected residual profits. In addition, the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees.

We assess notes receivable for impairment in accordance with applicable GAAP.  Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

There are judgments involved in determining the probability for an impairment to collect contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If  notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower’s or, if applicable, the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

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

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents, generally on a monthly basis.  Rental revenues for leases with uneven payments and terms greater than one year are recognized on a straight-line basis over the term of the lease.  Any deferred revenue is recorded as a liability within deferred lease revenues and other related liabilities.

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most wholly owned properties, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our advisor or its affiliates are obligated to reimburse us for all investment-related expenses the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets.  Acquisition costs and expenses include amounts incurred with our advisor or its affiliates and with third parties.

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

Redemptions of Common Stock

We account for the possible redemption of our shares by classifying securities that are convertible for cash at the option of the holder outside of equity.  We do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.  The portion of the redeemed common stock in excess of the par value is charged to additional paid-in capital.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2009 and December 31, 2008. In addition, we recognized no current tax expense for the nine months ended September 30, 2009 and 2008 related to the Texas margin tax or other jurisdictions other than our share of non-material amounts included in equity in earnings in investments in unconsolidated real estate joint ventures.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2009, we have no significant uncertain tax positions.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our advisor and its affiliates.  Compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior period amounts were not restated. The tax benefits associated with these stock-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows.

We have issued a total of 6,000 shares of restricted stock to our independent directors.  These restricted shares are fully vested. The fair value of the restricted stock was recognized as compensation expense on a straight-line basis over the required service period. For the nine months ended September 30, 2009 and 2008, we recognized stock-based compensation expense of approximately $0 and $18,000, respectively.

Concentration of Credit Risk

We invest our cash and cash equivalents between several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Income per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10,000,000 shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of September 30, 2009, no options have been issued.  As of September 30, 2009 and 2008, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of September 30, 2009 and December 31, 2008, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

Reportable Segments

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from investments in real estate properties that we wholly own or own through joint ventures, which we account for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Fair Value of Financial Instruments

We believe the carrying values of cash and cash equivalents, notes receivable and receivables from affiliates approximate their fair values.  As of September 30, 2009 and December 31, 2008, we had no assets or liabilities measured at fair value on a nonrecurring basis.

4.             Recently Announced Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities.  This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity.  This guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  This guidance is effective for interim and annual financial periods ending after June 15, 2009.  We included the required disclosures in the accompanying notes to these consolidated financial statements (see footnote 2).

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods after June 15, 2009 with early adoption permitted for periods after March 15, 2009.  We included the required disclosures in the accompanying notes to these consolidated financial statements (see footnote 3).

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  Based on this guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.  This guidance is to be applied prospectively and is effective for interim and annual periods after June 15, 2009 with early adoption permitted for periods after March 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In November 2008, the FASB reached a consensus for authoritative guidance on equity method investment accounting considerations which was issued to clarify how the application of equity method accounting will be affected in business combinations and noncontrolling interests.  This guidance clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model for equity method accounting. Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. This guidance was effective January 1, 2009 and applies prospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

5.             Real Estate Investments

We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures.  As of September 30, 2009, we had two wholly owned real estate investments and fourteen investments in unconsolidated real estate joint ventures. As of December 31, 2008, we had ten investments in unconsolidated real estate joint ventures.  All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to BHMP CO-JVs, and we may choose other joint venture partners or investment structures.

The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of September 30, 2009.  The investments are categorized based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment.  The definitions of each stage are as follows:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

•                  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2008.

•                  Lease-ups are communities that are non-stabilized and going through their initial leasing activity.

•                  Developments are communities currently under construction.

Occupancy data is presented upon stabilization of the property.

Investments in Real Estate

	Location	Purchase date	Units	Occupancy rate	Total real estate, net (in millions)
Stabilized / Non-comparable:
The Gallery at NoHo Commons	Los Angeles, CA	3rd Quarter 2009	438	91%	$107.4	(1)
Mariposa Loft Apartments	Atlanta, GA	3rd Quarter 2009	253	94%	28.5
			691		$135.9

Investments in Unconsolidated Real Estate Joint Ventures (2)

	Location	Acquisition, completion, or estimated future completion date	Units	Occupancy rate	BHMP CO-JV Ownership in Property Entity (see footnote)	Our investment in unconsolidated real estate joint venture (in millions)
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk	Atlanta, GA	3rd Quarter 2007	210	95%	(7)	$4.2

Stabilized / Non-comparable:
Verandah at Meyerland	Houston, TX	2nd Quarter 2009	301	88%	(6)	3.8
Waterford Place	Dublin, CA	3rd Quarter 2009	390	94%	(6)	12.0
Burrough’s Mill Apartment Homes	Cherry Hill, NJ	3rd Quarter 2009	308	96%	(6)	8.4

Equity and Loan Investments
Lease-ups:
The Eclipse	Houston, TX	2nd Quarter 2009	330	n/a	(7) (8)	5.8
Satori (3)	Fort Lauderdale, FL	4th Quarter 2009	279	n/a	(7) (8)	12.7
The Venue	Clark County, NV	4th Quarter 2009	168	n/a	(7) (8)	4.8

Developments:
55 Hundred (3)	Arlington, VA	4th Quarter 2009	234	n/a	(7) (8)	13.8
Skye 2905 (3) (4)	Denver, CO	4th Quarter 2010	400	n/a	(7) (8)	12.6
Veritas(5)	Henderson, NV	1st Quarter 2011	430	n/a	(7) (8)	15.0

Equity Investments
Lease-ups:
Forty55 Lofts	Marina del Rey, CA	4th Quarter 2010	140	n/a	(6)	25.8

Loan Investments
Developments:
Grand Reserve	Dallas, TX	1st Quarter 2010	149	n/a	(8)	5.3
Bailey’s Crossing	Alexandria, VA	1st Quarter 2010	414	n/a	(8)	12.6
The Cameron (3)	Silver Spring, MD	1st Quarter 2010	325	n/a	(8)	10.9
			4,078			$147.7
		Total Units	4,769

(1)          Purchase price of The Gallery at NoHo Commons was $96.0 million, before normal closing costs and prorations.

(2)          Our ownership in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk which is 64%.

(3)          Includes retail space, where the total approximate square footage of retail space (“GLA”) for all these investments totals 32,300 sq. ft.

(4)          Project formerly named Alexan Prospect

(5)          Project formerly named Alexan St. Rose

(6)          Wholly owned by BHMP CO-JV

(7)          Owned jointly with unaffiliated third parties

(8)          BHMP CO-JV has equity purchase options in the Property Entity.

Investments in real estate

In September 2009, we separately acquired two multifamily communities, The Gallery at NoHo Commons and Mariposa Loft Apartments, totaling 691 units for an aggregate purchase price of approximately $124.8 million, paid in cash funded from the proceeds of our Initial Public Offering.   No mortgage debt was assumed or obtained in connection with the acquisitions.   See footnote 11 regarding a financing subsequent to September 30, 2009 for The Gallery at NoHo Commons.  We did not have any wholly owned investments in real estate as of December 31, 2008.

The following two tables present certain additional information regarding our material acquisition, The Gallery at NoHo Commons. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows (in millions):

Land	$28.7
Buildings and improvements	$78.7
Acquired intangible assets	$2.3
Deferred lease revenues and other related liabilities	$(15.5)

•                  The deferred lease revenues and other related liabilities relate to our assumption of an affordable housing obligation (see footnote 8).

•                  Since the date of acquisition, approximately $0.3 million of revenues and ($0.2) million of net loss were recognized from the acquisition date to September 30, 2009.

The following pro forma is presented as if we acquired The Gallery at NoHo Commons on January 1, 2008.  This information is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2008, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Pro forma for the nine months ended September 30,
	2009	2008
Revenue	$7.5	$6.9
Net income	$(0.6)	$(0.9)
Net income per share	$(0.02)	$(0.06)

•                  Included in the pro forma net income for the nine months ended September 30, 2009 and 2008 is depreciation expense of $2.8 million and $3.5 million, respectively.

Depreciation expense associated with all of our wholly owned buildings and improvements for both the three and nine months ended September 30, 2009 was approximately $0.2 million.

Cost of lease intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases.  As of September 30, 2009, the value of in-place leases was approximately $0.9 million and accumulated amortization is less than $0.1 million.  The amortization expense for the value of in-place leases will be fully amortized in 2010.

Investments in unconsolidated real estate joint ventures

BHMP CO-JV

We have entered into fourteen separate joint ventures with Behringer Harvard Master Partnership I LP (“BHMP Co-Investment Partner”) in which we are the manager. The 1% general partner of BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, which is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for large Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP          Co-Investment Partner is from PGGM.  We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with the BHMP Co-Investment Partner is referred to as a BHMP CO-JV.  We have established each BHMP CO-JV to make investments in separate underlying properties.

PGGM has committed to invest up to $200 million in co-investments with affiliates or investment programs of our sponsor.  This funding commitment may be increased to $300 million.  Until the current funding commitment from PGGM of $200 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PGGM and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs.

Generally, PGGM will co-invest in a BHMP CO-JV with a 45% equity interest, and we will co-invest with a 55% equity interest.  Cash distributions are allocated pro rata based on each partner’s capital investments.  Although we are the manager of each BHMP CO-JV, each partner possesses equal substantive control and participating rights to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and any method of refinancing or raising additional debt or equity capital.

We have determined that our BHMP CO-JVs are not variable interest entities and that each partner has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

Generally, each BHMP CO-JV owns 100% of the voting equity interests and 99% of the economic interests in one subsidiary REIT and substantially all of its business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments in and/or notes receivable to entities that own one real estate operating property or development project.  Each individual operating property or development project has established one or more separate legal entities for the sole purpose of holding the respective operating property or development project and obtaining legally separated debt and equity financing.  The collective group of each such operating property’s or development project’s separate legal entities is referred to herein as a “Property Entity.”  Four of the Property Entities are wholly owned by the BHMP CO-JVs.  The remaining ten Property Entities are owned by BHMP CO-JVs and unaffiliated third parties who serve as general and limited partners and are generally subsidiaries of commercial developers which were organized to own, construct, and finance only one particular real estate project.  Each of these BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these ten Property Entities, we have one investment reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

In September 2009, we invested in three newly formed BHMP CO-JVs, which invested in three separate multifamily communities containing a total of 838 units.   We contributed approximately $44.7 million in equity to the BHMP CO-JVs for a 55% ownership interest in each BHMP CO-JV. The BHMP CO-JVs acquired wholly owned multifamily communities with investments in real estate of approximately $164.9 million and assumed or placed mortgages of $86.5 million.

The summarized financial data shown below presents the combined accounts of each of the BHMP CO-JVs and 100% of the accounts of the Property Entities where there is a corresponding BHMP CO-JV equity investment. The Property Entities which we have indirect equity investments through a BHMP CO-JV include The Reserve at Johns Creek Walk, Verandah at Meyerland, The Eclipse, 55 Hundred, Skye 2905, Veritas, Satori, Forty55 Lofts, Waterford Place, Burrough’s Mill Apartment Homes and The Venue.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data.   The December 31, 2008 combined financial data has been adjusted to reflect noncontrolling interest (amounts in millions):

Balance Sheet Data

	September 30,	December 31,
	2009	2008
Land, buildings, and improvements, net	$355.6	$136.3
Construction in progress	217.5	139.4
Notes receivable, net	46.9	45.9
Cash and cash equivalents	4.1	8.0
Other assets, including restricted cash	8.4	1.8
Total assets	$632.5	$331.4

Property Entity level construction and mortgage loans payable	$203.7	$109.4
BHMP CO-JV level mortgage loans payable	133.8	23.0
Accounts payable, interest payable and other liabilities	35.4	27.9
Total liabilities	372.9	160.3

Our members’ equity	139.9	91.6
BHMP Co-Investment Partner’s equity	113.5	73.8
Noncontrolling interest	6.2	5.7
Total equity	259.6	171.1
Total liabilities and equity	$632.5	$331.4

Income Statement Data

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental revenues	$3.5	$0.8	$5.9	$2.2
Interest income	3.7	2.7	10.6	7.3
	7.2	3.5	16.5	9.5

Expenses
Property operating expenses	2.0	0.2	4.0	0.9
Real estate taxes	0.5	0.1	1.0	0.3
Interest expense	1.7	0.4	3.0	1.1
Acquisition expenses	1.3	—	1.5	—
Depreciation and amortization	1.8	0.5	3.2	1.5
	7.3	1.2	12.7	3.8
Net income (loss)	(0.1)	2.3	3.8	5.7

Net loss attributable to noncontrolling interest	0.1	0.1	0.1	0.2

Net income (loss) attributable to consolidated BHMP CO-JV	$(0.2)	$2.4	$3.9	$5.9

Our share of equity in earnings of investments in unconsolidated real estate joint ventures	$(0.1)	$1.3	$2.1	$3.2

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	September 30, 2009	December 31, 2008
Balance of our member’s equity in the BHMP CO-JVs	$139.9	$91.6
Other capitalized costs, net of amortization	7.8	4.9
Investments in unconsolidated real estate joint ventures	$147.7	$96.5

Included in the combined financial data are notes receivable by BHMP CO-JVs to three Property Entities in various stages of development.  The BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion.  All advances have reached their required maximum funding amounts. Below are the BHMP CO-JVs’ notes receivable from the Property Entities as of September 30, 2009 (amounts in millions):

Name of Underlying Property	Amount Advanced	Interest Rate	Maturity Date	Option Period Commencement After Construction
Grand Reserve	$7.5	10.0%	April 2012	120 days after the earlier of 1 year or 90% occupied
Bailey’s Crossing	22.1	9.5%	July 2012	90 days
The Cameron	19.3	9.5%	December 2012	90 days
Total BHMP CO-JV Notes	$48.9
Less: Deferred Financing Fees	(2.0)
Net BHMP CO-JV Notes	$46.9

In the combined financial data, six notes receivable and notes payable between the BHMP CO-JVs and its Property Entities in which the BHMP CO-JVs have equity interests are eliminated.  For these six notes, all advances have reached their required maximum funding amounts. Below are the eliminated BHMP CO-JVs’ notes receivable as of September 30, 2009 (amounts in millions):

Name of Underlying Property	Amount Advanced	Interest Rate	Maturity Date
The Eclipse	$8.1	9.5%	April 2012
55 Hundred	20.0	9.5%	October 2012
Satori	14.8	10.0%	October 2012
Skye 2905	14.8	10.0%	April 2013
The Venue	5.8	10.0%	June 2013
Veritas	21.0	13.0%	December 2013
Total BHMP CO-JV Notes Receivable Eliminated in Combination	$84.5

The option period for the BHMP CO-JV to purchase The Eclipse from the developer became effective on May 22, 2009, allowing the developer and the BHMP CO-JV to begin negotiations for the BHMP CO-JV to purchase The Eclipse.  The option period terminated on July 22, 2009 with no agreement reached, but the parties continue to negotiate the option. We have no obligation to purchase the property if a mutual agreement is not reached, in which case the note receivable will be paid in accordance with its terms.  See footnote 11 regarding the closing of this transaction subsequent to September 30, 2009.

As of  September 30, 2009, other than loans made by our BHMP CO-JVs or us to the Property Entities, there are nine construction loans and four mortgage notes relating to our investments, each made by an unaffiliated third party to the Property Entities.  Other than guarantees issued by the project developers or their affiliates, the Property Entities are solely responsible for amounts under their construction loans, mortgage loans and mezzanine loans as well as other liability balances. Neither we nor the BHMP CO-JVs have a primary or secondary obligation on those obligations of the Property Entities.  All of the land, buildings and fixtures of the Property Entities are used as collateral for these loans.  As of September 30, 2009, $182.4 million of the construction in progress is used as collateral for these loans.

Four BHMP CO-JVs are solely responsible for their respective mortgage notes, which are secured by the respective wholly owned underlying properties. These loans are referred to as BHMP CO-JV mortgage loans. We have provided customary non-recourse carve-out guarantees (items such as environmental conditions, misuse of funds, and material representations) to the lenders for these BHMP CO-JV mortgage loans.

The following presents the carrying amount of construction and mortgage loans payable as of September 30, 2009 made by parties other than BHMP CO-JVs or us (amounts in millions):

BHMP CO-JV Level Mortgage Loans	Carrying Amount	Interest Rate	Maturity Date	Total Commitment
Verandah at Meyerland	$24.3	6.17% — Fixed	September 2011	N/A
The Reserve at Johns Creek Walk	23.0	6.46% — Fixed	March 2013	N/A
Waterford Place	60.5	4.83% — Fixed	May 2013	N/A
Burrough’s Mill Apartment Homes	26.0	5.29% — Fixed	October 2016	N/A
Total	$133.8

Property Entity Level Construction and Mortgage Loans	Carrying Amount	Interest Rate	Maturity Date	Total Commitment
The Eclipse	$20.8	Monthly LIBOR + 175 bps	April 2010	$38.1
Satori	67.9	Monthly LIBOR + 140 bps	October 2010	73.9
55 Hundred	59.3	Monthly LIBOR + 150 bps	October 2010	69.8
Skye 2905	30.9	Monthly LIBOR + 195 bps	May 2011	70.5
The Venue	17.0	Monthly LIBOR + 225 bps	June 2012	20.3
Veritas	7.8	Monthly LIBOR + 275 bps	December 2012	38.6
Total	$203.7			$311.2

Monthly LIBOR at September 30, 2009 was 0.25%.

Each of the Property Entity level construction and mortgage loans has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

In April 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Bailey’s Crossing, The Cameron and 55 Hundred, or the “Fairfield Projects”).  In its opinion on the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.  In September 2009, we received notice that the senior construction lender for the Bailey’s Crossing project declared the construction loan in technical, non-monetary default due to Fairfield Residential’s failure to provide certain required financial information. To preserve its rights, the BHMP CO-JV served a default notice to the Bailey’s Crossing Property Entity related to its $22.1 million mezzanine loan.

Because Fairfield Residential has guaranteed repayment of each of the senior construction loans that fund construction of the Fairfield Projects, as well as completion of such projects, Fairfield Residential’s financial condition may give rise to an event of default under The Cameron and the 55 Hundred senior construction loan agreements just as it has under the Bailey’s Crossing construction loan agreement.  With respect to the Bailey’s Crossing senior construction loan default, and in the event of another default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender.  Any such negotiations may require us to agree to less desirable investment terms than we currently have.  In addition, such defaults or negotiations may change our analysis of the accounting for these investments, which could result in the BHMP CO-JVs accounting for the investments as joint ventures, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment(s). However, we believe that even if Fairfield Residential becomes insolvent, we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investments in these development projects.

Subsequent to the issuance of the 2008 consolidated financial statements and continuing through November 13, 2009, we understand that the development project senior construction lenders have continued to fund the construction loan draws, including with respect to the Bailey’s Crossing project subsequent to the default notice.  As of September 30, 2009, the amounts unfunded under each senior construction loan for Bailey’s Crossing, The Cameron, and 55 Hundred were approximately $34.5 million, $49.9 million and $10.5 million, respectively. We understand Fairfield Residential has reached an agreement with its senior credit facility lender for an additional extension through November 16, 2009. In addition, Fairfield as project developer has continued to perform under the development agreement, meeting all construction requirements and schedules.  Construction is expected to continue through the first half of 2010.

As of September 30, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting are still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of September 30, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded, and the value of our mezzanine investments in the Fairfield Projects is approximately $33.8 million (approximately 9.6% of our total assets).  For the three and nine months ended September 30, 2009, for the Fairfield Projects, the equity in earnings of investments in unconsolidated real estate joint ventures was approximately $0.8 million and $2.4 million, respectively.  Distributions to us from our investments related to the Fairfield Projects for the three and nine months ended September 30, 2009 were approximately $0.8 million and $2.5 million, respectively.

Subsequent to September 30, 2009, the BHMP CO-JVs have had discussions with each of the Fairfield Project senior construction lenders and each of the equity partners regarding potential renegotiations, including, but not limited to, restructuring the senior construction loans and the BHMP CO-JV mezzanine loans and modifying existing Fairfield Residential guarantees.  These discussions are still tentative but are focusing on reduced debt leverage through additional first-priority, preferred return capital contributions and extension of terms of the loans. Our potential share of the BHMP CO-JV’s share of such contributions could range between $39.0 million and $55.0 million.  However, there is no assurance that we will be able to restructure the Fairfield Project senior construction loans and associated guarantees on these or any other terms. As we or the BHMP CO-JVs are not under any obligation to complete such restructurings and the terms of any potential transaction are not finalized, we are not able to assess the changes in accounting, if any.

6.                                      Note and Other Receivables

As of September 30, 2009 and December 31, 2008, we have approximately $2.3 million and less than $0.1 million, respectively, in a note receivable.   The note is secured by the Grand Reserve Project Entity, bears interest at 10.0%, and is due April 2012.  During 2009, we fully funded our loan commitment.  Our note receivable is junior to a loan by the BHMP CO-JV.

As of September 30, 2009, we have a receivable of approximately $1.7 million related to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles, net of imputed discount.  The tax increment receivable is collectable from excess real estate taxes through 2028 as defined in the agreement with the Community Redevelopment Agency. This receivable was acquired in connection with our acquisition of The Gallery at NoHo Commons.

7.                                      Stockholders’ Equity

Capitalization

As of September 30, 2009 and December 31, 2008, we had 42,010,624 and 15,347,792 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our advisor, for cash of $200,001.

As of September 30, 2009 and December 31, 2008, we had 1,000 shares of convertible stock owned by our advisor issued for cash of $1,000.  The convertible stock has no voting rights and, prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of certain termination of the Advisory Management Agreement.  Management has determined that the requirements for conversion have not been met as of September 30, 2009.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of September 30, 2009 and December 31, 2008, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Share Redemption Program

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time, and as of September 30, 2009 averaged $7.95 per share.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  We redeemed 235,340 shares of common stock for approximately $1.9 million for the nine months ended September 30, 2009.  No shares were redeemed for the nine months ended September 30, 2008.

Distributions

We paid our first distribution effective July 1, 2007.

Distributions, including DRIP, for the nine months ended September 30, 2009 and for the year ended December 31, 2008 were as follows (amounts in millions):

	Distributions
2009	Declared	Paid
Third Quarter	$6.5	$5.9
Second Quarter	4.6	4.1
First Quarter	2.9	2.5
Total	$14.0	$12.5

2008
Fourth Quarter	$2.4	$2.0
Third Quarter	1.3	1.3
Second Quarter	1.3	1.3
First Quarter	1.3	1.3
Total	$6.3	$5.9

8.                                      Commitments and Contingencies

In the ordinary course of business, we and/or our Co-Investment Ventures have contracted with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of September 30, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs.

As of September 30, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment value of approximately $296.0 million of which $263.1 million has been fully funded.

One of our Property Entities in development, The Grand Reserve, had a $29 million construction loan with Guaranty       Bank. On August 21, 2009, Guaranty Bank, the financial institution that held the senior loan on the Grand Reserve project, was closed by the Office of Thrift Supervision (the “OTS”), and the FDIC was appointed as receiver of Guaranty Bank. On the same date, the FDIC transferred certain of the assets and liabilities of Guaranty Bank, including the senior loan on the Grand Reserve project, to BBVA Compass. Our aggregate investment in the Grand Reserve project as of September 30, 2009 was $6.4 million, consisting of a senior mezzanine loan made through a joint venture with the BHMP Co-Investment Partner and a wholly owned junior mezzanine loan. As of November 13, 2009, construction draws for the project have not been affected by the closure of Guaranty Bank or the transfer of the loan to BBVA Compass, and we have received no communication that future fundings will be affected.

The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on three Property Entities under contingent sell options held by other investors on the Property Entities: Bailey’s Crossing, The Cameron and Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The estimated amount of the sell options is $63.6 million, and our estimated portion of those commitments is $35.0 million.  As of September 30, 2009, no sell options are exercisable.

In the ordinary course of business, the multifamily communities in which we have investments in may have commitments to provide affordable housing. In some of these arrangements, a local or national housing authority makes payments covering substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $13.9 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections as deferred lease revenues and other related liabilities. As of September 30, 2009, we have recorded approximately $1.5 million in deferred lease revenues and other related liabilities and for the three and nine months ended September 30, 2009 recognized less than $0.1 million of deferred revenue amortization related to The Gallery at NoHo Commons affordable housing obligations.

9.                                      Related Party Arrangements

We have no employees and are supported by related party service agreements.  Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, management and sale of our assets.  We are dependent on Behringer Harvard Multifamily Advisors I, Behringer Securities and Behringer Harvard Multifamily Management Services, LLC (“BHM Management”), an affiliate of our advisor, for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

Our advisory management agreement, as it has been amended and restated (the “Advisory Management Agreement”), has a termination date of April 1, 2010 with the option to be renewed by either party for an unlimited number of successive one-year terms.  The board of directors has a duty to evaluate the performance of our advisor annually before the parties can agree to renew the agreement.

Effective through March 31, 2009, the Advisory Management Agreement provided we reimburse our advisor and its affiliates for all Initial Public Offering organization and offering costs (the “O&O Reimbursement”) incurred by them in an amount not to exceed 1.5% of the gross proceeds from our Initial Public Offering.  O&O Reimbursements were paid at a capped amount of 1.5% of the actual gross proceeds at the time of each share sale. Additional amounts that were incurred by our advisor that we believed were probable of being owed were accrued.  Effective April 1, 2009, the Advisory Management Agreement was amended, such that we will pay our advisor the O&O Reimbursement for all Initial Public Offering organization and offering costs as well as all Private Offering organization and offering costs previously incurred by our advisor to the extent not previously reimbursed by us.  Our reimbursements will no longer be subject to a cap at the time of reimbursement but will be reimbursed by our advisor at the end of the Initial Public Offering to the extent such amounts incurred by us exceed 1.5% of the gross proceeds from our Initial Public Offering.  Further, if the

Advisory Management Agreement is terminated or not renewed for reasons other than a material breach by our advisor, the Advisory Management Agreement will require our advisor to reimburse the Initial Public Offering organization and offering costs only to the extent such amounts incurred by us through the termination date exceed 15% of our gross Initial Public Offering.  In April 2009 in connection with the amendment, a payment of $6.9 million was made to the advisor for prior O&O Reimbursement incurred but not previously paid. For the three months and nine months ended September 30, 2009, we incurred O&O Reimbursement of $2.3 million and $6.6 million, respectively.  We did not incur any O&O Reimbursement for the three and nine months ended September 30, 2008.  As of September 30, 2009, the amount by which our O&O Reimbursement exceeded 1.5% of our gross Initial Public Offering was $7.5 million.

Our advisor and its affiliates were obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our advisor and its affiliates under the Advisory Management Agreement.  We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the “O&O Fee”), regardless of whether the actual amount of Private Offering costs incurred by our advisor and its affiliates was higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended, and our reimbursement was increased to now include Private Offering costs incurred by our advisor and its affiliates in excess of total amounts due under the O&O Fee.  For both the three months and nine months ended September 30, 2008, we incurred O&O Reimbursement of $6.1 million due to the reimbursement of the remaining Private Offering costs.  The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement.  No O&O Fee was recorded during 2009.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Initial Public Offering and receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee, except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Sale of common stock	2009	2008	2009	2008
Gross proceeds	$98.6	$—	$263.4	$—
Less offering costs:
O&O Reimbursement (1)	(2.3)	(6.1)	(6.6)	(6.1)
Dealer manager fees	(2.5)	—	(6.6)	—
Selling commissions	(6.8)	—	(18.1)	—
Total offering costs	(11.6)	(6.1)	(31.3)	(6.1)
Sale of common stock, net	$87.0	$(6.1)	$232.1	$(6.1)

(1)          Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million

Included in general and administrative expense for the three months ended September 30, 2009 and 2008 is approximately $0.3 million and $0.1 million, respectively, for accounting and legal personnel costs incurred on our behalf by our advisor.  For the nine months ended September 30, 2009 and 2008, general and administrative expense incurred was $0.9 million and $0.2 million, respectively.

Through September 1, 2008, our advisor and its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we made an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our advisor and its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Our advisor and its affiliates are reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. Under the Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%.

Our advisor or its affiliates receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs; we have no obligation to our advisor unless the acquisition is completed. Our advisor will be responsible, and we have no obligation, for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor will also be responsible, and we have no obligation, for paying all of the investment-related expenses that we or our advisor incurs that are due to third parties with respect to investments we do not make.

For the three months ended September 30, 2009 and 2008, our advisor or its affiliates earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $4.3 million and $0.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, acquisition and advisory fees earned were $4.7 million and $1.0 million, respectively.  For the three months and nine months ended September 30, 2009, $1.8 million and $2.2 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

Our advisor or its affiliates receive debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our advisor or its affiliates may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three and nine months ended September 30, 2009, our advisor or its affiliates has earned debt financing fees of $0.4 million and $0.6 million, respectively.   Our advisor and its affiliates did not earn any debt financing fees in 2008.

On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the “Property Management Agreement”) with our operating partnership and our property manager, BHM Management. The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010 with automatic renewal periods of two years. If no party gives written notice of termination to the other parties at least thirty days prior to the expiration date of the agreement, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event the Company terminates its advisory management agreement with the advisor, the Manager will have the right to terminate the agreement upon at least thirty days prior written notice.

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

The Property Management Agreement applies where we have control over the selection of property management.  As of September 30, 2009, six properties were under the Property Management Agreement.  For the three and nine months ended September 30, 2009 and 2008, BHM Management or its affiliates earned minimal property management fees.   For all other properties, the third-party developer has selected the property manager or the property is still in development.

Through September 1, 2008, our advisor and its affiliates received a monthly asset management fee for each asset held by us. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. Effective September 2, 2008, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the three months ended September 30, 2009 and 2008, our advisor and its affiliates earned asset management fees of approximately $0.5 million and $0.3 million, respectively.  For the nine months ended September 30, 2009 and 2008, Behringer Harvard Multifamily Advisors I or its affiliates earned asset management fees of approximately $1.0 million and $0.7 million, respectively.

Our advisor and its affiliates are paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such an event, we will pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied.  No disposition fee has been earned as of September 30, 2009.

We will pay a development fee to our advisor or its affiliates in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Our advisor and its affiliates have earned no development fees since our inception.

For other expenses paid or incurred by the advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our advisor, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets (“AIA”), or (B) 25% of our net income (“NI”) determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.   For the trailing twelve months ended September 30, 2009, total operating expenses of approximately $4.3 million exceeded 2% of our AIA (which was approximately $2.1 million) by approximately $2.2 million.  Our board of directors, including all of our independent directors, has reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company’s AIA and NI.

10.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2009	2008
Non-cash investing activities:
Escrow and prepaid acquisition costs	$—	$1,529
Receivable from affiliates	$25	$18
Accrued other assets	$—	$8

Non-cash financing activities:
Accrued offering costs and dealer manager fees	$2,444	$6,059
Distributions payable	$2,315	$434
Dividend reinvestments	$4,933	$—
Redemption payable	$725	$—

11.                               Subsequent Events

Status of the Offering

For the period October 1, 2009 through November 9, 2009, we have sold approximately 5.5 million shares of common stock for gross proceeds of approximately $55.4 million.

Distributions Paid

On October 2, 2009, we paid total distributions of approximately $2.3 million, of which $1.2 million were cash distributions and $1.1 million were pursuant to our DRIP relating to distributions declared each day in the month of September 2009. On November 3, 2009, we paid total distributions of approximately $2.6 million, of which $1.3 million were cash distributions and $1.3 million were pursuant to our DRIP relating to distributions declared each day in the month of October 2009.

Distributions Declared

On November 11, 2009, our board of directors declared distributions payable to the stockholders of record each day during the months of December 2009 and January and February 2010.  The distributions authorized for December, January and February equal a daily amount of $0.0019178 per share of common stock.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 10th day of the following month.  A portion of each distribution may constitute a return of capital for tax purposes.  If the rate we are paying for each day in December, January and February was paid each day for a 365-day period, it would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Acquisitions of Real Estate

On November 10, 2009, we acquired, through a wholly owned subsidiary of Behringer Harvard Multifamily OP I, a multifamily community known as Grand Reserve Orange (formerly known as Avalon Orange), located in Orange, Connecticut, from an unaffiliated seller.  The purchase price for Grand Reserve Orange was $25.5 million, excluding closing costs.  No mortgage debt was assumed in connection with the acquisition.  Acquisition expenses of approximately $0.5 million were recognized.

On November 13, 2009, the BHMP CO-JV that has invested in The Eclipse multifamily community acquired the remaining ownership interests in The Eclipse Property Entity.  Prior to the transaction, the BHMP CO-JV owned a 50.1% limited partnership interest in the Property Entity and had invested $8.1million in a 9.5% mezzanine loan to the Property Entity.  In addition, the Property Entity was subject to a senior mortgage loan in the amount of $38.1 million and a long-term ground lease with the State of Texas.  In connection with the transaction, the BHMP CO-JV acquired the remaining Property Entity interests in exchange for a $100,000 purchase price paid to the other owners and assumed the senior mortgage loan and the long-term ground lease.  Simultaneous with the closing, the BHMP CO-JV converted its mezzanine loan investment to an equity investment in the Property Entity, paid off the entire amount of the outstanding balance of the senior mortgage loan at par plus accrued interest in the amount of $20.9 million and exercised an option with the State of Texas to terminate the ground lease and obtain fee simple title to the land for an option price of $4.6 million.  The BHMP CO-JV funded the transaction with capital contributions from us and the BHMP Co-Investment Partner. Our share of the capital contribution was $14.0 million, which was funded from available cash from the proceeds from our Initial Public Offering.

Potential Acquisitions and Financings of Real Estate

Subsequent to the quarter ended September 30, 2009, we entered into a purchase and sale agreement for a multifamily community for a total purchase price of approximately $38.9 million, excluding closing costs.  As of November 13, 2009, we have made a total of $1.2 million in earnest money deposits on this multifamily community.  If consummated, we expect that the acquisition would be made through a wholly owned subsidiary of our operating partnership. The consummation of the purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily communities or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of this multifamily community.

Property Financing

On October 28, 2009, we closed on $51.3 million of financing collateralized by our real estate investment in The Gallery at NoHo Commons.  The mortgage loan payable has a term of 7 years with interest-only payments at an annual rate of 4.72%.

Valuation Policy and Share Redemption Program

On November 11, 2009, our board of directors adopted a valuation policy for shares of our common stock and approved certain amendments to the share redemption program to be effective immediately.  Under the amended and restated share redemption program, the per share redemption price will be based on the most recently disclosed estimated value per share as determined in accordance with the valuation policy.  In addition, under the amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal and state income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of September 30, 2009, all of our investments have been in high quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States.

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to primarily invest in, acquire and operate multifamily communities, using multiple strategies to acquire investments in high quality multifamily communities that produce stabilized rental income. We will invest in and acquire a blended portfolio consisting of core, stabilized income generating assets, assets that may benefit from enhancement or repositioning and development assets for stabilization to retain as core assets generating income with potential capital appreciation. Further, we may invest in commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We intend to make investments on our own or through co-investment arrangements with other participants (“Co-Investment Ventures”). Directly or through Co-Investment Ventures, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common (“TIC”) interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. As of September 30, 2009, we have not made any international investments. We will not make international investments until one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.

As of September 30, 2009, we own two wholly owned multifamily investments, fourteen investments in Co-Investment Ventures and one wholly owned note receivable.  As discussed below, we plan to utilize available Co-Investment Ventures as a funding source when it is a qualified Co-Investment Venture investment and the Co-Investment Venture is an effective structure for the investment.  We intend to fund these investments with a combination of funding sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities.

In furtherance of our Co-Investment Venture strategy, we have entered into separate joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) in which Behringer Harvard Multifamily REIT I, Inc. is the manager. The 1% general partner of BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, which is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for large Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no direct financial or other ownership interest in either of these entities.  Each separate joint venture with the BHMP Co-Investment Partner is referred to as a BHMP CO-JV.

Generally, each BHMP CO-JV owns 100% of the voting equity interests and 99% of the economic interests in one subsidiary REIT, and substantially all of its business is conducted through its subsidiary REIT. Each subsidiary REIT has made equity investments and/or notes receivable to entities that own one real estate operating property or development project.  Each individual operating property or development project has established one or more separate legal entities for the sole purpose of holding the respective operating property or development project and obtaining legally separated debt and equity financing.  The collective group of each such operating property’s or development project’s separate legal entities is referred to herein as a “Property Entity.”  Four of the Property Entities are wholly owned by the BHMP CO-JVs.  The remaining ten Property Entities are owned by BHMP CO-JVs and unaffiliated third parties who serve as general and limited partners and are generally subsidiaries of commercial developers which were organized to own, construct, and finance only one particular real estate project.  Each of these BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these ten Property Entities, we have one investment reported on a consolidated basis by the BHMP CO-JV, and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

As of September 30, 2009, four of the BHMP CO-JVs are investments in wholly owned multifamily communities, of which three are operating properties and one is in lease-up.  The remaining ten BHMP CO-JVs include three investments of mezzanine loans and seven investments of both equity investments and mezzanine loans.  The equity investments include other unaffiliated third parties. For these ten BHMP CO-JVs, there are options to acquire the property and/or convert our mezzanine loan to an equity interest.

We believe our strategy of investing through BHMP CO-JVs will allow us to increase the number of our investments, thereby increasing our risk diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investments. We intend to continue to invest through BHMP CO-JVs in operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, excluding residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner and may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We may also pursue direct investments consistent with our investment policies.

PGGM has committed to invest up to $200 million in co-investments with affiliates or investment programs of our sponsor.  This funding commitment may be increased to $300 million.  Until the current funding commitment from PGGM of $200 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PGGM Real Estate Fund and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs.  Generally PGGM will co-invest in a BHMP CO-JV with a 45% equity interest and we will co-invest with a 55% equity interest. Our strategy is to utilize these combined funds to invest in Property Entities with other third parties, generally developers investing in multifamily communities. For equity investments, the partners to these Property Entities will then be a BHMP CO-JV and the developer partner, although there could be other third-party participants.

Each Property Entity arrangement with an unaffiliated developer is unique and heavily negotiated, but we will generally seek the following provisions:

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

For operating and development stage investments:

•                  Equity Subordination — We will seek to require the other partners to provide an equity investment that is subordinate to our investment.  In these instances, some or all of our returns will take priority to the other partners’ equity.

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

Not all of these provisions may be included in each Property Entity arrangement, or if our investment is initially a loan, some of these provisions may only be effective if we elect to make an equity investment. We believe these provisions will help us achieve our return requirements and help mitigate certain of the real estate project risks; however, there is no assurance we will achieve those objectives.

We believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily communities; such conditions include an assessment of job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. Our multifamily asset acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity. Investments in multifamily communities have benefited from the changing demographic trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the housing market, low rates of inflation, and increased immigration. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably.  Demand for multifamily communities is also affected by changes in credit market liquidity, and repricing of risk affects the cost and availability of financing for purchase of single family homes.

During the past two years, real estate markets have continued to experience unusual volatility and uncertainty. Based on research reports by real estate advisory firms, the going-in capitalization rate (“cap rate”) for all property types increased from 6.5% in 2007 to 8.4% in early 2009 (the cap rate is the property’s net operating income divided by its purchase price).  The NAREIT Index of the total return for all publicly traded REITs fell approximately 70% from a high in 2006 through 2008.  For multifamily investments, sales volumes and sales prices have declined since 2007.  During this period, the vacancy rate for multifamily communities also continued to increase as rising joblessness reduced demand while supply components increased, particularly so-called shadow rental alternatives from unsold condominiums and single-family residences. These factors are contributing to lower rental rates and persistent lower occupancy levels.

However, we are beginning to see indications that general and multifamily market trends may soon bottom out. In the third quarter of 2009, gross domestic product increased 3.5%, and while still declining, job losses slowed in the second and third quarter of 2009.  The seasonally adjusted U.S. Housing Price Index has shown positive growth since April 2009.  The NAREIT Index of the total returns for all publicly traded REITs has increased since February 2009, with month-over-month growth reported in four of the five months through July 2009.  In the multifamily sector, although still at recent lows, the decline in values of closed sales appears to have leveled.  This has occurred even as sellers have increased their average per-unit offer price in the second quarter of 2009.  We believe the improvement of the ratio of multifamily communities held for sale to the number of communities actually sold to be an early sign of improving multifamily fundamentals.  In our markets, we are seeing indications that sellers are increasing their price expectations.

With our access to capital, including the proceeds from our Initial Public Offering, available multifamily financing and the potential for additional joint venture investments with the BHMP Co-Investment Partner, we believe we have the capital resources, relationships and experience to be competitive in these markets.  With our strategy of investing in high quality multifamily communities in fundamentally sound long-term markets, we also believe our investments will be well positioned to perform over the expected holding period. As the economy improves, particularly in job growth and specifically in the demographic sectors which have the higher proportion of multifamily residents, we expect demand and multifamily effective rent to increase in these kinds of investments.  However, we do expect a slow recovery in employment and a consequential lag in vacancy improvements, so we may experience a decrease in net operating income in the interim, which may affect certain investment values and cash flow.

Through 2007, a significant portion of real estate financing was funded through collateralized mortgage-backed (“CMBS”) financing.  This market has ceased to operate since and it is reported by mortgage tracking advisors that approximately $250 billion of CMBS debt is coming due by 2013, approximately 20% of all commercial real estate debt coming due during this period.  Banks and thrifts hold the majority of commercial real estate debt, but they may not have the capacity to increase their share due to their own capital constraints.  Accordingly, liquidity has tightened in most financial markets, including investment-grade debt, commercial and construction real estate financing and equity capital markets.  The availability and the resulting terms for acquisition financing and refinancing of existing mortgages have been significantly affected by this tightening in the capital markets.  In general, we expect leverage availability to be lower with greater emphasis on recourse to the borrower and principal amortization. However for multifamily investments, we believe financing options are better, particularly for high quality, well-capitalized investments.  Accordingly, we believe with the proceeds from our offerings we have the capital to meet these requirements.  In addition, government-sponsored entities such as Fannie Mae and Freddie Mac (“GSE”) have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.  During 2009, we and one of our BHMP CO-JVs completed two financings totaling $77.3 million at a weighted-average rate of 5.0%.  Although there can be no assurance that the GSEs or comparable financing will continue to be available or available at these rates, these are positive terms in our investment strategy.

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

As discussed further below, we expect to meet our short-term liquidity requirements through the net cash raised from our prior private offering, our Initial Public Offering and cash flow from operating activities of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our distributions to stockholders. Also to the extent we hold unencumbered real estate investments, refinancing proceeds could be another source of capital.

We expect to use the proceeds from our Initial Public Offering to substantially increase the number and amount of our investments in multifamily communities.  As of September 30, 2009, we sold a total of approximately 28.0 million shares of common stock and raised a total of $279.3 million in gross proceeds from our Initial Public Offering.  In addition, we commenced the Private Offering to accredited investors on November 22, 2006 and terminated that offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering.

Property Portfolio

Our multifamily investments include wholly owned multifamily communities, investments in unconsolidated real estate joint ventures and a wholly owned note receivable.  Each of these investments is categorized based on stages as defined below:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

•                  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2008.

•                  Lease-ups are communities that are non-stabilized and going through its initial leasing activity.

•                  Developments are communities currently under construction.

Presented below are the carrying amounts for our wholly owned real estate investments, individual BHMP CO-JV investments and our note receivable as of September 30, 2009 and December 31, 2008.  For the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide information describing the underlying investment.  Also presented are the occupancy rates for stabilized multifamily communities, based on the number of individual units and the approximate square footage of retail space, referred to as gross leasable area (“GLA”) (amounts in millions):

	September 30, 2009		December 31, 2008
Wholly Owned Investments
Stabilized / Non-comparable:
The Gallery at NoHo Commons / Los Angeles, California	$107.4	(9)	$—
Multi-story multifamily community with 438 rental units, 91% occupancy rate as of September 30, 2009

Mariposa Loft Apartments / Atlanta, Georgia	28.5		—
Multi-story multifamily community with 253 rental units, 94% occupancy rate as of September 30, 2009
Total wholly owned investments	$135.9		$—

Investments in Unconsolidated Real Estate Joint Ventures
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Atlanta, Georgia(2)	$4.2		$4.8
Garden-style multifamily community with 210 rental units, 95% occupancy rate as of September 30, 2009 and 90% as of December 31, 2008
Stabilized / Non-comparable:
Verandah at Meyerland / Houston, Texas (3)	3.8		—
Low-rise multifamily community with 301 rental units, 88% occupancy rate as of September 30, 2009

Waterford Place / Dublin, California (3)	12.0		—
Low-rise multifamily community with 301 rental units, 94% occupancy rate as of September 30, 2009

Burrough’s Mill Apartment Homes / Cherry Hill, New Jersey (3)	8.4		—
Low-rise multifamily community with 301 rental units, 96% occupancy rate as of September 30, 2009
Lease-ups:
The Eclipse / Houston, Texas(4)(5)	5.8		7.0
Low-rise multifamily community with 330 rental units

Satori / Fort Lauderdale, Florida(4)(5)	12.7		13.0
Mid-rise multifamily community with approximately 279 rental units and 13,300 square feet of GLA retail space

Forty55 Lofts / Marina del Rey, California(3)	25.8		—
Low-rise multifamily community with 140 rental units

The Venue / Clark County, Nevada(4)(5)	4.8		5.0
Garden-style multifamily community with 168 units
Developments:
Grand Reserve / Dallas, Texas(1)	5.3		4.3
Townhome multifamily community with 149 rental units

Bailey’s Crossing / Alexandria, Virginia(1)	12.6		12.6
Mid-rise multifamily community with 414 rental units

55 Hundred / Arlington, Virginia(4)(5)	13.8	13.9
High-rise multifamily community with 234 rental units and approximately 7,200 square feet of GLA retail space

The Cameron / Silver Spring, Maryland(1)	10.9	10.9
High-rise multifamily community with 325 rental units and approximately 7,300 square feet of GLA retail space

Veritas / Henderson, Nevada(4)(5)(6)	15.0	14.4
Garden-style multifamily community with 430 rental units

Skye 2905 / Denver, Colorado(4)(5)(7)	12.6	10.6
Low-rise multifamily community with 400 units and approximately 4,500 square feet of GLA retail space
Total investments in unconsolidated real estate joint ventures	$147.7	$96.5

Note and Other Receivables
Grand Reserve / Dallas, Texas(8)	$2.3	$—
Townhome multifamily community with 149 rental units

Tax Increment Receivable	1.7	—
Due from Community Redevelopment Agency, Los Angeles, California in connection with The Gallery of NoHo Commons
	$4.0	$—

(1)         Mezzanine investment by a BHMP CO-JV to a Property Entity

(2)         Equity investment by a BHMP CO-JV in a joint venture with an unaffiliated third party

(3)         Wholly owned BHMP CO-JV equity investment

(4)         Mezzanine investment and an equity investment by a BHMP CO-JV in a joint venture with unaffiliated third parties

(5)         Option to convert mezzanine loan to an equity investment in the Property Entity

(6)         Project formerly named Alexan St. Rose

(7)         Project formerly named Alexan Prospect

(8)         Our wholly owned mezzanine investment to a Property Entity (see notes to consolidated financial statements in Part I, Item 1 of this quarterly report, footnote 6)

(9)         Purchase price for The Gallery at NoHo Commons was $96.0 million, before normal closing costs and prorations

The increased carrying amounts on our investments as of  September 30, 2009 are largely due to acquiring two wholly owned multifamily communities made during the quarter of approximately $124.8 million, investing in four BHMP CO-JV of approximately $50.0 million and additional contributions on existing notes receivable for approximately $6.0 million.

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures, respectively.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of VIEs in which we are the primary beneficiary and the accounts of other subsidiaries over which we will have control. All inter-company transactions, balances and profits are eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation and consolidated if we are deemed to be the primary beneficiary of the VIE. If the interest in the entity is determined to not be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our advisor will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses.  As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

In accounting for notes receivable by us or our Co-Investment Ventures, there are judgments related to whether the investments are loans, investments in joint ventures or acquisitions of real estate. We evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our BHMP CO-JVs contain a right to participate in expected residual profits. In addition, the Property Entities or project borrower remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

We assess notes receivable for impairment. Based on specific circumstances we determine the probability that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts including factors such as the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition; and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

There are judgments involved in determining the probability for an impairment to collect contractual amounts. As these types of loans are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If loans are considered impaired, then judgments and estimates are required to determine the projected cash flows for the loan, considering the borrower’s or, if applicable, the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral.

Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our results of operations and financial condition.

Investments in Real Estate Joint Ventures

As of September 30, 2009, all of our Co-Investment Ventures are BHMP CO-JVs.  We are the manager of each BHMP CO-JV’s affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner.  In addition, without the consent of both members of the BHMP CO-JV, the manager may not approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV or its subsidiary REIT (with limited exceptions relating to the subsidiary REIT maintaining its status as a real estate investment trust or the sale of an interest to the developer of the project), (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness or refinancing of the BHMP CO-JV or the subsidiary REIT.  As a result of the equal substantive participating rights possessed by each partner, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

Each of the Property Entities have different profit sharing interests, some of which have numerous allocation and distribution provisions where certain equity investors receive preferred interests or deferred participations. We allocate income and loss for determining our equity in earnings of unconsolidated joint ventures based on the underlying economic effect or participation in the benefit or loss. Although our policy is to use the concepts of a hypothetical liquidation at book value, judgment is required to determine which owners are bearing economic benefits or losses, particularly as properties move from development to operations and guarantees and other priority payments are triggered or removed. A change in these judgments could result in greater or lesser amounts of equity in earnings.

Investment Impairments

For real estate we wholly own or record on a consolidated basis, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we may own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, our advisor make several judgments, assumptions and estimates, including, but not limited to, the projected date of disposition of our investments in real estate, the estimated future cash flows from our investments in real estate and the projected sales price of each of our investments in real estate. Recently, domestic financial and real estate markets have experienced unusual volatility and uncertainty with fewer non-distressed secondary transactions available to base these estimates and assumptions on. Our estimates of fair value are based on information available to management as to conditions present as of the assessment date. A change in these judgments, assumptions and estimates could result in understating or overstating the book value of our investments which could be material to our financial statements.

Real Estate

For acquired real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or our advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 to 35 years, using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current-market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as projected rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our advisor on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place tenant improvements over the initial term of the respective leases. The value of tenant relationship intangibles is amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that our advisor believes we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Prior to January 1, 2009, we allocated the purchase price of the real estate we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance. Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values.

In allocating the purchase price of each of our properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, physical and economic obsolescence, discount rates used to determine present values, market rental rates and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third-party appraisals. However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense or rental income. These variances could be material to our results of operations and financial condition.

Results of Operations

For the three months ended September 30, 2009, we are reporting a net loss of $3.8 million, compared to a net income of $0.8 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we are reporting a net loss of $3.3 million, compared to a net income of $2.3 million for the nine months ended September 30, 2008. The decrease in net income is primarily due to our 2009 acquisitions of two wholly owned multifamily communities and four acquisitions by BHMP CO-JVs, where our share of acquisition expenses was $3.6 million.  Also contributing to the decrease are additional costs in general and administrative and asset management expenses as a result of our larger portfolio as well as a reduction in interest income due to lower interest rates on our cash equivalents.   We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our real estate investments will have a higher contribution to our net income while general and administrative and asset management expenses and interest income from our cash equivalents will be proportionally less significant to our overall operating results.  However, acquisition expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

For the three and nine months ended September 30, 2009 and 2008, our primary investments have been mezzanine and mortgage development loans in Property Entities, substantially through our BHMP CO-JVs.  As of September 30, 2008, we and our BHMP CO-JVs made investments in nine properties under development and one operating multifamily community. During the three months ended September 30, 2009, we invested in four additional BHMP CO-JV operation multifamily communities.  In addition, three of the properties under development are now leasing but have not yet reached stabilized operations.

Prior to September 2009, we did not have any investments in wholly owned multifamily communities.  In September 2009, we made two investments in wholly owned operating multifamily communities.  With these acquisitions, we are reporting rental revenues and operating costs as well as real estate assets and liabilities on a consolidated basis for first time for the three months ended September 30, 2009.

Accordingly, many of our results for the three and nine months ended September 30, 2009 are not directly comparable to the three and nine months ended September 30, 2008, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Rental Revenues.  Rental revenues for the three months ended September 30, 2009 were approximately $0.5 million. These rental revenues are from our acquisitions of two wholly owned multifamily communities made in September 2009. We expect continued increases in these revenues as a result of owning and acquiring additional real estate investments.  We did not have any rental revenue in 2008.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2009 were approximately $0.1 million. These expenses are from our acquisitions of wholly owned multifamily communities in September 2009. We expect continued increases in these expenses as a result of owning and acquiring additional real estate investments.  We did not have any property operating expense in 2008.

Asset Management and Other Fees. Asset management fees for the three months ended September 30, 2009 and 2008 were approximately $0.5 million and $0.3 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008.  We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 and 2008 were approximately $0.9 million and $0.4 million, respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increases in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 were due to higher administrative costs related to our Initial Public Offering which occurred in September 2008 which were not reflected in results of operations for the period ended September 30, 2008.  The increases included corporate legal and accounting reimbursements to our advisor for $0.2 million, outside audit and legal fees for $0.1 million, and other miscellaneous administrative expenses for $0.2 million.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Acquisition Expenses.  Acquisition expenses for the three months ended September 30, 2009 relate to our acquisition of The Gallery at NoHo Commons and Mariposa Loft Apartments. Of the total expenses of $2.8 million, approximately $2.5 million were incurred with our advisor.  As we make additional wholly owned investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. Prior to 2009, GAAP provided for the capitalization of acquisition costs.  See the section below “Funds from Operations and Modified Funds from Operations” for additional discussion.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2009 was approximately $0.4 million, primarily relating to our acquisition of The Gallery at NoHo Commons and Mariposa Loft Apartments. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results.  In 2008, we did not have any wholly owned investments. See the section below “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended September 30, 2009 and 2008 was approximately $0.4 million and $0.2 million respectively,  Although we had higher average investment balances for the three months ended September 30, 2009 as compared to the same period in 2008, our average interest rate for three months ended September 30, 2009 was approximately 1.0% compared to approximately 2.2% for the same period in 2008 due to market rate declines in short-term interest rates.  Our interest income on bank deposits is a function of the timing and magnitude of our capital raise and our acquisition activity, where we expect both to increase.  For the three months ended September 30, 2009, interest income also included earnings on a direct, wholly owned note receivable of approximately $0.1 million with no investment or earnings for the prior period in 2008.

Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures. Equity loss in earnings of joint venture investments for the three months ended September 30, 2009 was approximately $0.1 million compared to equity in earnings of approximately $1.3 million for the three months ended September 30, 2008, and included our share in earnings from our unconsolidated real estate joint venture investments. The decrease is mainly due to the acquisition of three BHMP CO-JV operating multifamily communities made in September 2009. Our portion of acquisition expenses associated with these investments was recognized in September 2009 and was approximately $0.7 million.  Additionally, properties underlying two of our investments, Satori and The Venue, began leasing, which incurred operational expenses with no offsetting rental revenues. These losses were partially offset by increased earnings due to additional fundings, particularly for loan investments. During the twelve months ended September 30, 2009, we made $70.7 million of new investments in BHMP CO-JVs.  Of this amount, approximately $19.5 million related to loan investments in Property Entities and approximately $51.2 million related to equity investments in Property Entities. A breakdown of our approximate equity earnings by type of underlying investments for the three months ended September 30, 2009 and 2008 is as follows (amounts in millions):

	For the three months ended September 30,
	2009	2008
Loan investments	$2.0	$1.5

Equity investments:
Stabilized / Comparable	(0.1)	(0.2)
Stabilized / Non-comparable	(0.5)	—
Lease-ups	(1.4)	—
Developments	(0.1)	—
	(2.1)	(0.2)
Total	$(0.1)	$1.3

Earnings from underlying loan investments increased due to additional advances in Property Entities for the Grand Reserve, Veritas, and Skye 2905. Our weighted average interest rate for all of the loan investments was approximately 10.2% as of September 30, 2009 compared to 9.7% as of September 30, 2008. Equity in earnings from all of the equity investments was a loss for both periods and was primarily related to the three properties underlying our investments that began leasing, but have not yet reached stabilized operations, The Eclipse, Satori and The Venue, and our recent investment in Forty55 Lofts. These losses were recognized due to these communities recently being placed in service, where interest expense and depreciation exceeded the unstabilized net operating income as well as one-time acquisition expenses, where our share of those expenses was approximately $0.7 million.  Although all of the underlying equity investments produced a loss in equity in earnings, our investments in The Reserve at Johns Creek Walk, Satori, The Venue and The Eclipse provided cash distributions to us for the three months ended September 30, 2009 of approximately $0.4 million and the loss in equity in earnings for The Eclipse, Satori and The Venue had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.  The stabilized / non-comparable activity related to investments in Verandah at Meyerland, Waterford Place and Burrough’s Mill Apartment Homes. These investments were made in the second and third quarters of 2009.  As of September 30, 2009, the average occupancy rate for those investments was 93%.  We expect to receive distributions from the investment but due to interest expense and deprecation exceeding net operating income, we expect a loss in earnings.

The nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Rental Revenues.  Rental revenues for the nine months ended September 30, 2009 and 2008 were approximately $0.5 million. These rental revenues are from our acquisitions of two wholly owned multifamily communities made in September 2009. We expect continued increases in these revenues as a result of owning and acquiring additional real estate investments.  We did not have any rental revenue in 2008.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2009 were approximately $0.1 million. These expenses are from our acquisitions of two wholly owned multifamily communities made in September 2009. We expect continued increases in these expenses as a result of owning and acquiring additional real estate investments.  We did not have any property operating expense in 2008.

Asset Management and Other Fees. Asset management fees for the nine months ended September 30, 2009 and 2008 were approximately $1.0 million and $0.7 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place.  Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008. We expect continued increases in these fees as a result of owning and acquiring additional joint venture interests and other real estate investments.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were approximately $2.3 million and $1.0 million, respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increases in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were due to higher administrative costs related to our Initial Public Offering which occurred in September 2008, and therefore was not a factor for the period ended September 30, 2008.  The increase included corporate legal and accounting reimbursements to our advisor for $0.7 million, outside audit and legal fees for $0.3 million, and other miscellaneous expenses for $0.2 million.  We expect further increases as a result of owning and acquiring additional joint venture interests and other real estate investments.

Acquisition Expenses.  Acquisition expenses for the nine months ended September 30, 2009 relate to our acquisition of The Gallery at NoHo Commons and Mariposa Loft Apartments. Of the total expenses of $2.8 million, approximately $2.5 million were incurred with our advisor.  As we make additional wholly owned investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. Prior to 2009, GAAP provided for the capitalization of acquisition costs.  See the section below “Funds from Operations and Modified Funds from Operations” for additional discussion.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2009 was approximately $0.4 million, primarily relating to our acquisition of The Gallery at NoHo Commons and Mariposa Loft Apartments. Depreciation and amortization expense primarily includes depreciation of our wholly owned properties and amortization of acquired in-place leases.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. In 2008, we did not have any wholly owned investments. See the section below “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income.  Interest income, which primarily included interest earned on our cash equivalents, was substantially unchanged for the nine months ended September 30, 2009 as compared with the same period in 2008, and primarily included interest earned on our cash equivalents. Although we had higher average investment balances for the nine months ended September 30, 2009 as compared to the same period in 2008, our average interest rate for 2009 was approximately 0.8% compared to approximately 2.5% for the same period in 2008 due to market rate declines in short-term interest rates.  Our interest income on bank deposits is a function of the timing and magnitude of our capital raise and acquisition activity, and we expect both to increase.  For the nine months ended September 30, 2009, interest income also included earnings on a direct, wholly owned note receivable of approximately $0.1 million with no investment or earnings for the prior period in 2008.

Equity in Earnings of Investments in Unconsolidated Real Estate Joint Ventures. Equity in earnings of joint venture investments for the nine months ended September 30, 2009 and 2008 was approximately $2.1 million and $3.2 million, respectively, and included our share in earnings from our unconsolidated joint venture investments. The decrease is mainly due to the acquisition of interests in four BHMP CO-JVs made in 2009. Our portion of acquisition expenses associated with these investments was recognized in September 2009 and was approximately $0.8 million.  Additionally, Satori and The Venue properties underlying two of our investments began leasing, which incurred operational expenses with no offsetting rental revenues.  These losses were partially offset by increased earnings due to additional fundings, particularly for loan investments. During the twelve months ended September 30, 2009, we made $70.7 million of new investments in BHMP CO-JVs.  Of this amount, approximately $19.5 million related to loan investments in Property Entities and approximately $51.2 million related to equity investments in Property Entities.  A breakdown of our approximate equity earnings by type of underlying investments for the nine months ended September 30, 2009 and 2008 is as follows (amounts in millions):

	For the nine months ended September 30,
	2009	2008
Loan investments	$5.7	$3.9

Equity investments:
Stabilized / Comparable	(0.4)	(0.7)
Stabilized / Non-comparable	(0.6)	—
Lease-ups	(2.5)	—
Developments	(0.1)	—
	(3.6)	(0.7)
Total	$2.1	$3.2

Earnings from underlying loan investments increased due to additional advances in Property Entities for the Grand Reserve, Veritas, and Skye 2905. Our weighted average interest rate for all of the loan investments was approximately 10.2% as of September 30, 2009 compared to 9.7% as of September 30, 2008. Equity in earnings from all of the equity investments was a loss for both periods and was primarily related to the three properties underlying our investments that began leasing, but have not yet reached stabilized operations, The Eclipse, Satori and The Venue, and our recent investment in Forty55 Lofts. These losses were recognized due to these communities recently being placed in service, where interest expense and depreciation exceeded the unstabilized net operating income as well as one-time acquisition expenses incurred from our recent investments.  Although all of the underlying equity investments produced a loss in equity in earnings, our investments in The Reserve at Johns Creek Walk, Satori, The Venue and The Eclipse provided cash distributions to us for the nine months ending September 30, 2009 of approximately $1.3 million and the loss in equity in earnings for The Eclipse, Satori and The Venue had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.  The stabilized / non-comparable activity related to investments in Verandah at Meyerland, Waterford Place and Burrough’s Mill Apartment Homes. These investments were made in the second and third quarters of 2009.  As of September 30, 2009, the average occupancy rate for those investments was 93%.  We expect to receive distributions from the investment but due to interest expense and deprecation exceeding net operating income, we expect a loss in earnings.

Exclusive of acquisition expenses, we would expect our equity in earnings related to underlying loan investments to increase until the Property Entities have completed the project developments, when, if the mezzanine loans are converted to equity investments, our equity investments will increase. However, we anticipate the underlying equity investments to report less earnings due to depreciation and interest expense exceeding net operating income for the Property Entities during the initial period of operations through lease-ups. Accordingly, as the proportion of the underlying equity investments increases, we expect our net earnings from unconsolidated real estate joint ventures to decline for an interim period and potentially even reflect a net loss. During the remainder of 2009, we expect one additional underlying investment to transition from the development phase to lease-up and non-stabilized operations: 55 Hundred.  During the period until stabilization for this investment, we expect interest and depreciation expense to exceed net operating income until we reach stabilized occupancy.  For the three and nine months ended September 30, 2009, our equity in earnings from this underlying investment was approximately $0.3 million and $0.8 million, respectively. Even if underlying loan investments are not converted to equity interests, our earnings in unconsolidated real estate joint ventures may decline due to restrictions on recording interest income, either due to deferral of interest or consolidation. See “Critical Accounting Policies and Estimates” discussed above.

We review our investments for impairment in accordance with our accounting policies. For the three and nine months ended September 30, 2009 and 2008, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

•                  Status of guarantors’ financial position. If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. If our analysis was dependent on a guarantor’s ability to perform, our judgments could change based on new developments. As of September 30, 2009, each of our development Property Entities are dependent upon the guarantor’s financial position.

•                  Project specific performance. All of our loan and equity investments in Property Entities are dependent on management derived market assumptions for fair value determinations. These assumptions particularly include projected rents, occupancy and terminal cap rates. If general and specific market conditions deteriorate, changes in these assumptions will affect our fair value determinations.

•                  Workouts. In structuring the BHMP CO-JVs investment in Property Entities, some of our investments contain provisions that provide us with priority or preferential returns. If the underlying projects are affected by market conditions, which may not directly affect our returns but do affect the other partners, the other partners may request workouts or other changes to the deal structures. Although we may not be contractually forced to accept these changes, there could be other factors that would cause us to accept certain modifications or enter into workouts. Based on the consequences of theses changes, our assessment of our investment could change.

•                  Lease-up assumptions.  In assessing development projects, we must make assumptions about general market conditions, projected occupancy and rental rates for projects that are several periods from the start of lease-up activities. Our assumptions are based on our marketing analysis and competing projects. When the developments actually begin lease-up activity, we may be faced with different market conditions, and our assessment of our investment could change.

We review for these and similar events in the preparation of our consolidated financial statements.  In April 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential LLC and its affiliates (“Fairfield Residential”), the developer for three multifamily community developments in which we have invested through their respective BHMP CO-JVs (Bailey’s Crossing, The Cameron and 55 Hundred, or the “Fairfield Projects”).  In its opinion on the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.  In September 2009, we received notice that the senior construction lender for the Bailey’s Crossing project declared the construction loan in technical, non-monetary default due to Fairfield Residential’s failure to provide certain required financial information. To preserve its rights, the BHMP CO-JV served a default notice to the Bailey’s Crossing Property Entity related to its $22.1 million mezzanine loan.

Because Fairfield Residential has guaranteed repayment of each of the senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such projects, Fairfield Residential’s financial condition may give rise to an event of default under The Cameron and the 55 Hundred senior construction loan agreements just as it has under the Bailey’s Crossing senior construction loan agreement.  With respect to the Bailey’s Crossing senior construction loan default, and in the event of another default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. Any such negotiations may require us to agree to less desirable investment terms than we currently have.  In addition, such defaults or negotiations may change our analysis of the accounting for these investments, which could result in the BHMP CO-JVs accounting for the investments as joint ventures, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment(s). However, we believe that, even if Fairfield Residential becomes insolvent, we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investments in these development projects.

Subsequent to the issuance of the 2008 consolidated financial statements and continuing through November 13, 2009, we understand that the development project senior construction lenders have continued to fund the construction loan draws, including with respect to the Bailey’s Crossing project subsequent to the default notice.  As of September 30, 2009, the amounts unfunded under each senior construction loan for Bailey’s Crossing, The Cameron, and 55 Hundred were approximately $34.5 million, $49.9 million and $10.5 million, respectively. We understand Fairfield Residential has reached an agreement with its senior credit facility lender for an additional extension through November 16, 2009. In addition, Fairfield as project developer has continued to perform under the development agreement, meeting all construction requirements and schedules.  Construction is expected to continue through the first half of 2010.

As of September 30, 2009, management’s assessment related to the Fairfield Projects is that the BHMP CO-JV loan investments are still properly accounted for as loans and equity accounting is still appropriate for the BHMP CO-JV equity investment in unconsolidated real estate joint ventures.  The continuation of these accounting treatments is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of September 30, 2009, no impairment charges related to our investments with respect to the Fairfield Projects have been recorded, and the value of our mezzanine investments in the Fairfield Projects is approximately $33.8 million (approximately 9.6% of our total assets).  For the three and nine months ended September 30, 2009, for the Fairfield Projects, the equity in earnings of investments in unconsolidated real estate joint ventures was approximately $0.8 million and $2.4 million, respectively.  Distributions to us from our investments related to the Fairfield Projects for the three and nine months ended September 30, 2009 were $0.8 million and $2.5 million, respectively.

Subsequent to September 30, 2009, the BHMP CO-JVs have had discussions with each of the Fairfield Project senior construction lenders and each of the equity partners regarding potential renegotiations, including, but not limited to, restructuring the senior construction loans, the BHMP CO-JV mezzanine loans and modifying existing Fairfield Residential guarantees.  These discussions are still tentative but are focusing on reduced debt leverage through additional first-priority, preferred return capital contributions and an extension of the terms of the loans. Our potential share of the BHMP CO-JV’s share of such contributions could range between $39.0 million and $55.0 million.  However, there is no assurance that we will be able to restructure the Fairfield Project senior construction loans and associated guarantees on these or any other terms. As we or the BHMP CO-JVs are not under any obligation to complete such restructurings and the terms of any potential transaction are not finalized, we are not able to assess the changes in accounting, if any.

One of our Property Entities in development, Grand Reserve, had a $29 million construction loan with Guaranty Bank. On August 21, 2009, Guaranty Bank, the financial institution that held the senior loan on the Grand Reserve project, was closed by the Office of Thrift Supervision (the “OTS”), and the FDIC was appointed as receiver of Guaranty Bank. On the same date, the FDIC transferred certain of the assets and liabilities of Guaranty Bank, including the senior loan on the Grand Reserve project, to BBVA Compass. Our aggregate investment in the Grand Reserve project as of September 30, 2009 was $6.3 million, consisting of a senior mezzanine loan made through a joint venture with the BHMP Co-Investment Partner and a wholly owned junior mezzanine loan. As of November 13, 2009, construction draws for the project have not been affected by the closure of Guaranty Bank or the transfer of the loan to BBVA Compass, and we have received no communication that future fundings will be affected.

Cash Flow Analysis

Cash and cash equivalents increased for the nine months ended September 30, 2009 by approximately $39.7 million as compared to a decrease in cash and cash equivalents for the nine months ended September 30, 2008 of approximately $23.1 million.  The increase in cash and cash equivalents is primarily due to our Initial Public Offering which commenced in September 2008.

The nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

As of September 30, 2009, we had made investments in sixteen multifamily communities, eight in various stages of development and eight operating multifamily communities. In September 2009, we made our first wholly owned multifamily acquisitions, where cash flows are reported on a consolidated basis rather than as equity investments. We also began to receive proceeds from our Initial Public Offering in October 2008.  As a result, our cash flows for the nine months ended September 30, 2009 reflect significant differences from the cash flows for nine months ended September 30, 2008.

Cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008 were $0.2 million and $2.0 million, respectively. The nine months ended September 30, 2009 recognized less net income as compared to the same period in 2008, primarily due to our acquisition expenses, but benefited from increased operating liabilities, depreciation and amortization.  Distributions received from our investments increased for the nine months ended September 30, 2009, primarily from interest income received from increased loan investments made through BHMP CO-JVs.

Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008 were $179.3 million and $20.9 million, respectively.  Our primary investing activity is investment acquisitions or fundings, which are largely dependent on our capital raise. Our investments in unconsolidated real estate joint ventures decreased due to fulfilling our fundings of our nine BHMP CO-JVs investments in 2008.  As our Initial Public Offering continues into 2009, we would expect our new acquisitions to increase.  For the nine months ended September 30, 2009, we have made two wholly owned acquisitions for $123.1 million and four additional BHMP CO-JV investments for $57.3 million.  Also providing a source of investing cash flow for the nine months ended September 30, 2009 were BHMP CO-JV distributions which were returns of investments in unconsolidated real estate joint ventures, primarily related to an excess contribution to the Veritas BHMP CO-JV funded in 2008 and returned during 2009.

Cash flow provided by (used in) financing activities for the nine months ended September 30, 2009 and 2008 was $218.9 million and ($4.2) million, respectively.  Financing activities increased due to our Initial Public Offering commencing in September 2008. As our Initial Public Offering continues into 2009, we would expect proceeds from the sale of common stock to increase. For the nine months ended September 30, 2009, distributions were higher due to higher distribution rates and increased common stock outstanding as compared to the same period in 2008.  There was no capital raise for the nine months ended September 30, 2008. Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, increasing the amount of distributions significantly. As discussed above, we expect to fund increased distributions from earnings on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering. Offering costs paid were significantly higher for the nine months ended September 30, 2009, because offering costs paid are a factor of our common stock sales and our advisor incurs greater costs in the initial phases of our offering.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve-month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended September 30, 2009, TOE of approximately $4.3 million exceeded 2% of our AIA (which was approximately $2.1 million) by approximately $2.2 million.   Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company’s AIA and NI.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for making investments in multifamily communities, on our own or through joint ventures, and for the payment of operating expenses and distributions. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as mortgages secured by our real estate investments.  However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could lower returns rather than our targeted investments in real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.

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

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our current raise from our Initial Public Offering. As of September 30, 2009, our cash and cash equivalents balance was $63.5 million, compared to $23.8 million as of December 31, 2008. On a daily basis, cash is affected by our net raise from our Initial Public Offering.  Since September 5, 2008, we sold approximately 28.0 million shares of our common stock with gross proceeds of approximately $279.3 million.  Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2009. For the three and nine months ended September 30, 2009, we received gross proceeds from our Initial Public Offering (including our distribution reinvestment plan (“DRIP”)) of approximately $101.3 million and $268.4 million, respectively.  We also expect our operating cash flows to increase when additional investments are added to our portfolio.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions and investing at amounts within federally-insured levels.  Information on our cash and cash equivalents as of September 30, 2009 and December 31, 2008 is as follows (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
	Number of Accounts	Amount	Number of Accounts	Amount
Commercial bank demand deposits:
Within federally-insured limits	1	$250	1	$250
In excess of federally-insured limits	3	7,113	1	398

Commercial bank money markets:
Within federally-insured limits	72	17,124	13	3,250
In excess of federally-insured limits	9	36,971	8	4,136

Money market reserves fund: (1)	1	2,056	1	15,737
		$63,514		$23,771

(1)          The money market reserves fund invests in high quality, short-term debt securities including bank obligations such as certificates of deposit and time deposits issued by domestic or foreign banks, commercial paper, and corporate bonds.  These securities may have fixed, floating or variable rates of interest.

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

Long-Term Liquidity, Acquisition and Property Entity Debt Financing

Our primary source for acquisitions is the proceeds we receive. This is an offering of up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above. We expect offering expenses from our DRIP offering to be immaterial. Through September 30, 2009, we have raised total gross proceeds from our Initial Public Offering of approximately $279.3 million and paid related offering costs of approximately $41.9 million.

We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through September 30, 2009, we and the BHMP Co-Investment Partner have contributed approximately $146.5 million and $116.6 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily mezzanine construction loans and equity investments in multifamily communities. As of September 30, 2009, the BHMP Co-Investment Partner has a remaining contractual commitment of approximately $15.8 million to BHMP CO-JVs. For us to realize the commitment, we would generally be expected to contribute approximately $17.1 million to BHMP CO-JVs. We anticipate raising this capital and capital for future BHMP CO-JVs from our continuing proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements, and consequently, all or portions of the BHMP Co-Investment Partner commitment may not be available to us.  See the following section below on “Off-Balance Sheet Arrangements and Contractual Obligations” for further discussion of our contractual contingencies.

For each equity investment made by us or by the BHMP CO-JV in a Property Entity, we will also evaluate the use of new or existing property debt. Based on current market conditions and our investment and borrowing policies, we would expect to utilize property debt financing in a range of 50% to 75% of acquisition or construction requirements. If property debt is used on wholly owned properties, we expect it to be secured by the property, including rents and leases. Property Entity debt, which is also secured by the property, including rents and leases, has been used as construction financing for six Property Entities and for four operating properties.  Property Entity debt is not an obligation or contingency of the BHMP CO-JVs or of us (other than standard indemnities related to administrative matters that are wholly within our control) but does allow us to increase our access to capital. As of September 30, 2009, our only property debt is Property Entity debt with approximately $337.5 million of borrowings (exclusive of BHMP CO-JV debt), which are summarized as follows (amounts in millions):

	Amount	Average Interest Rates	Maturity Dates
Construction financing - variable interest rates	$203.7	2.93%	October 2011 through December 2012
Permanent mortgages	133.8	5.42%	September 2011 through October 2016
Total	$337.5

We would expect that the Property Entities would refinance these borrowings prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition to the Fairfield Projects, we would anticipate that for some of these properties, lower leverage levels may be necessary which may require additional contributions from us or the BHMP CO-JVs. We expect to use proceeds from our Initial Public Offering to fund any such capital contributions. Because Fairfield Residential has guaranteed repayment of each of the senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such projects, Fairfield Residential’s financial condition may give rise to an event of default under The Cameron and the 55 Hundred senior construction loan agreements just as it has under the Bailey’s Crossing senior construction loan agreement.

Other potential future sources of capital may include proceeds from secure or unsecured financings, arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.   For our unsecured wholly owned properties, we may obtain financing through individual mortgages or credit facilities collateralized by individual or pooled wholly owned properties.  As of September 30, 2009, we currently have wholly owned properties with a purchase price of $124.8 million that are not encumbered by any secured debt.  On October 28, 2009, we closed on $51.3 million of financing collateralized by our real estate investment in The Gallery at NoHo Commons.  The mortgage loan payable has a term of 7 years with interest-only payments at an annual rate of 4.72%.

For each equity investment made by us or by the BHMP CO-JV in a Property Entity, we will also evaluate requirements for capital expenditures. Of the eleven equity investments with respect to BHMP CO-JVs and our two wholly owned multifamily communities, seven are development properties in various stages of development and leasing and six are operating properties which were placed in service in the last two years. For the multifamily communities in development phases, we expect the construction financing to meet significantly all remaining funding requirements, except as noted concerning the Fairfield Projects.  For the multifamily communities, due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from ours or the Property Entities cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. As of September 30, 2009, neither us nor any of the BHMP CO-JVs have any significant commitments for property capital expenditures for operating multifamily communities.

Subsequent to the quarter ended September 30, 2009, we entered into a purchase and sale agreement for a multifamily community for a total purchase price of approximately $38.9 million, excluding closing costs.  As of November 13, 2009, we have made a total of $1.2 million in earnest money deposits on this multifamily community.  If consummated, we expect that the acquisition would be made through a wholly owned subsidiary of our operating partnership. The consummation of the purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily communities or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of this multifamily community.

On November 10, 2009, we acquired a wholly owned multifamily community known as Grand Reserve Orange, located in Orange, Connecticut, from an unaffiliated seller.  The purchase price for Grand Reserve Orange was $25.5 million, excluding closing costs.  The purchase price was paid in cash from the proceeds of our Initial Public Offering.  We intend to include this property with other unencumbered properties to raise loan capital through a future credit facility.

On November 13, 2009, the BHMP CO-JV that has invested in The Eclipse multifamily community acquired the remaining ownership interests in The Eclipse Property Entity.  Prior to the transaction, the BHMP CO-JV owned a 50.1% limited partnership interest in the Property Entity and had invested $8.1million in a 9.5% mezzanine loan to the Property Entity.  In addition, the Property Entity was subject to a senior mortgage loan in the amount of $38.1 million and a long-term ground lease with the State of Texas.  In connection with the transaction, the BHMP CO-JV acquired the remaining Property Entity interests in exchange for a $100,000 purchase price paid to the other owners and assumed the senior mortgage loan and the long-term ground lease.  Simultaneous with the closing, the BHMP CO-JV converted its mezzanine loan investment to an equity investment in the Property Entity, paid off the entire amount of the outstanding balance of the senior mortgage loan at par plus accrued interest in the amount of $20.9 and exercised an option with the State of Texas to terminate the ground lease and obtain fee simple title to the land for an option price of $4.6 million.  The BHMP CO-JV funded the transaction with capital contributions from us and the BHMP Co-Investment Partner. Our share of the capital contribution was $14.0 million, which was funded from available cash from the proceeds from our Initial Public Offering. Effective with the closing of the transaction, the BHMP CO-JV will report The Eclipse and the Property Entity on the consolidated basis of accounting.

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

Until proceeds from our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our Initial Public Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The cash distributions paid in the nine months ended September 30, 2009 and 2008 were approximately $7.6 million and $3.9 million, respectively.  For the nine months ended September 30, 2009 and 2008, cash flow from operating activities was approximately $0.2 million and $2.0 million, respectively. For the nine months ended September 30, 2009 and 2008, cash amounts distributed to stockholders exceeded cash flow from operating activities by $7.4 million and $1.9 million, respectively. Such differences were funded from proceeds from our Initial Public Offering. In addition, acquisition expenses included in cash flow from operating activities for the nine months ended September 30, 2009 were $3.6 million and were funded from the proceeds from our offerings.  We did not incur any expensed acquisition costs in 2008. Prior to 2009, GAAP provided for the capitalization of acquisition costs and the costs were not included in the cash flow from operating activities section of the statement of cash flows.

The amount by which our distributions paid exceeded cash flow from operating activities has increased due to a higher distribution rate (as discussed below) and increased proceeds raised from our Initial Public Offering, particularly for the six months ended September 30, 2009.  Since March 2009, our board of directors increased our distribution rate from an annual effective rate of 6.5% to 7.0%.  The yield is calculated assuming a stockholder paid $10.00 for each share of stock that he or she owns.  For the nine months ended September 30, 2008, we had an annual effective distribution rate of 4% (which was based on the most recent sales price of shares in our private offering, which closed in December 2007, at $9.25 per share).

Distributions for the nine months ended September 30, 2009 and for the year ended December 31, 2008 were as follows (in millions, except per share amounts):

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
Third Quarter	$3.2	$2.7	$5.9	$6.5	$0.177
Second Quarter	2.5	1.6	4.1	4.6	0.175
First Quarter	1.9	0.6	2.5	2.9	0.165
Total	$7.6	$4.9	$12.5	$14.0	$0.517

	Distributions Paid
2008	Cash	Distributions Reinvested (DRIP)	Total	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$1.8	$0.2	$2.0	$2.4	$0.164
Third Quarter	1.3	—	1.3	1.3	0.093
Second Quarter	1.3	—	1.3	1.3	0.092
First Quarter	1.3	—	1.3	1.3	0.092
Total	$5.7	$0.2	$5.9	$6.3	$0.441

The market for institutional quality multifamily assets has experienced an increase in cap rates which allows us the opportunity to invest in equity and debt investments at more attractive prices and therefore higher current yields.  Under the current economic conditions, we expect to be able to capitalize on attractive acquisition opportunities from distressed owners suffering from lack of liquidity and the frozen state of the debt capital markets.  In addition, the continuing availability of financing in the multifamily sector through Fannie Mae, formerly known as the Federal National Mortgage Association, and Freddie Mac, formerly known as the Federal Home Loan Mortgage Corporation, coupled with an increase in capitalization rates is expected to provide us the ability to leverage many of our multifamily community investments, allowing us the opportunity to diversify our investments and enhance current income and capital appreciation.  We and our management believe that the increased distribution rate is reflective of the changes in the market for investments suitable for our portfolio and one that can be sustained after we complete our offerings and deploy the capital raised from our offerings in investments.

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

Off-Balance Sheet Arrangements

We have four BHMP CO-JV level borrowings which meet the requirements of consolidated BHMP CO-JV borrowings as of September 30, 2009.  The lenders have no recourse to the BHMP CO-JVs or us (other than standard indemnities related to administrative matters that are wholly within our control), only to those particular Property Entities.  As of September 30, 2009, no events of default have occurred on these borrowings.  The following presents terms of the borrowings (amounts in millions):

BHMP CO-JV Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Verandah at Meyerland	$24.3	Interest-only	6.17%	September 2011
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46%	March 2013
Waterford Place	60.5	Interest & principal	4.83%	May 2013
Burroughs’s Mill Apartment Homes	26.0	Interest-only	5.29%	October 2016
Total	$133.8

A total of $23.0 million of the borrowings contain covenants requiring maintenance of certain operating performance levels.  As of September 30, 2009, all borrowings were in compliance.

The investments in real estate and loans owned by us and our BHMP CO-JVs were entered into with unaffiliated third parties who own interests in Property Entities that own the underlying real estate and development projects.  These unaffiliated parties and their affiliates have provided us with collateral interests in the properties, development projects, improvements and Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Property Entities have also obtained additional financing that is senior to our investments, both our loans and equity investments. The senior loans are collateralized by the developments and improvements and further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We have no contractual obligations on these senior level financings obtained by the unaffiliated developers, which include land loans, construction loans, and ground leases.  These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.  See discussion above and footnote 5 in the consolidated financial statements in Part I, Item 1 of this quarterly report for information regarding borrowings for unconsolidated Property Entities.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the ordinary course of business, we and/or Co-Investment Ventures (all of which are BHMP CO-JVs) contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of September 30, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment amount of approximately $296.0 million, and the BHMP CO-JVs have currently funded approximately $263.1 million. The BHMP CO-JVs will require additional capital from us and BHMP Co-Investment Partner in order to fund the remaining commitments of $32.9 million.

The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on three Property Entities under contingent sell options held by other investors on the Property Entities: Bailey’s Crossing, The Cameron and the Grand Reserve.  The options are generally exercisable after completion of the development and for a period of three years thereafter.  The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. The estimated amount of the purchase options is $63.6 million, and our estimated portion of those commitments is $35.0 million.  As of September 30, 2009, no sell options are exercisable.

In the ordinary course of business, the multifamily communities in which we have investments in may have commitments to provide affordable housing. In most of these arrangements, a local or national housing authority makes payments covering substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $13.9 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections from deferred lease revenues. As of September 30, 2009, we have recorded approximately $1.5 million in deferred lease revenues and other liabilities, and for the three and nine months ended September 30, 2009, we have recognized less than $0.1 million of deferred revenue amortization related to our The Gallery at NoHo Commons affordable housing obligations.

On September 2, 2008, our board of directors authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Initial Public Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month calendar-based period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  During the three months ended September 30, 2009, we redeemed 91,041 shares of common stock for approximately $0.7 million.  During the nine months ended September 30, 2009, we redeemed 235,340 shares of common stock for approximately $1.9 million. We have funded and intend to continue funding these redemptions from our Initial Public Offerings.

On November 11, 2009, our board of directors adopted a valuation policy for shares of our common stock and approved certain amendments to the share redemption program to be effective immediately.  Under the amended and restated share redemption program, the per share redemption price will based on the most recently disclosed estimated value per share as determined in accordance with the valuation policy.  In addition, under the amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.  For further information, see Part II, Item 2 of this quarterly report.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, are helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures’ portfolio, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development, mezzanine, mortgage and bridge loans and the accounting treatment of the investments in accordance with our accounting policies.

In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) which excludes from FFO acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition expense. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisitions costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those incurred with our advisor or its affiliates or third parties.

•                  Impairment charges.   An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is held for the long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.   Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect only anticipated losses.

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting. Management intends to use derivatives in the management of our debt and our interest rate exposure. We do not intend to speculate in these interest rate derivatives, and accordingly, period to period changes in derivative valuations are not the primary factors in management’s decision making process. We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

By providing MFFO, we believe we are presenting useful information that assists investors to better align their analysis with management’s analysis of long-term, core operating activities.  MFFO also provides useful information in analyzing comparability between reporting periods. Because MFFO is primarily affected by the same factors as FFO but without non-operating valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities, and MFFO is more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities and derivatives or as affected by impairments.

FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions, both should be reviewed in connection with other GAAP measurements.  MFFO also excludes impairment charges and unrealized gains and losses related to fair value adjustments for derivatives not qualifying for hedge accounting. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

For the three and nine months ended September 30, 2009, MFFO per share was impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended September 30, 2009, we sold 9.9 million shares of our common stock, increasing our outstanding shares by 24%.  For the nine months ended September 30, 2009, we sold 26.4 million shares of our common stock, increasing our outstanding shares by 63%.  The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher-earning multifamily community investments consistent with our investment policy to identify high quality investments.

Our MFFO was also impacted by our real estate investments in development and lease-ups. Until these investments reach stabilization, property operating costs and interest expense in excess of rental revenue will adversely impact MFFO per share. We believe our investment basis in these multifamily communities is favorable.  For example, our BHMP CO-JV’s investment in Forty55 Lofts, a high quality project acquired at below-replacement value, requires a 12-month to 18-month lease-up period to achieve stabilization.  When stabilized, this asset will be well positioned for long-term returns. We believe this investment and our other development investments will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings. See the “Results of Operations” section above for a quantification of the results of our lease-up and development investments.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$(3.9)	$0.8	$(3.3)	$2.3
Real estate depreciation and amortization	1.3	0.2	2.0	0.8
FFO	(2.6)	1.0	(1.3)	3.1

Acquisition expenses	3.5	—	3.6	—
MFFO	$0.9	$1.0	$2.3	$3.1

GAAP weighted average common shares	36.7	14.3	26.9	14.3
MFFO per share	$0.03	$0.07	$0.09	$0.22

•                  The real estate depreciation and amortization amount includes our consolidated real estate-related depreciation and amortization of in-place lease intangibles and our similar share of Co-Investment depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

•                  Acquisition expenses include our share of expenses incurred by us and our unconsolidated investments in real estate joint ventures, including amounts incurred with our advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with generally accepted accounting principles. For the three and nine months ended September 30, 2009, acquisition expenses were approximately $3.5 million and $3.6 million, respectively.  No acquisition expenses were incurred in 2008.

Provided below is additional information related to our GAAP net income, which may be helpful in assessing our operating results:

•                  Included in the return of investments in unconsolidated real estate joint venture for the nine months ended September 30, 2009 was $2.0 million related to an excess contribution to the Veritas BHMP CO-JV funded in 2008 and returned during 2009;

•                  Accrued interest income on loans with deferred interest payment terms was approximately $0.2 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively;

•                  Net rental revenue amortization related to deferred lease revenue and other related liabilities was less than $0.1 million for the three and nine months ended September 30, 2009;

•                  Loan fee income collected and deferred was $0 and approximately $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively;

•                  Amortized loan fee income was approximately $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively; and

•                  Amortization of deferred financing and other costs was less than $0.1 million for both the three months ended September 30, 2009 and 2008, respectively, and approximately $0.1 million for both the nine months ended September 30, 2009 and 2008, respectively.

As noted above, we believe FFO and MFFO are helpful to investors and our management as measures of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO and MFFO.

Recently Announced Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities.  This guidance eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity.  This guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  This guidance is effective for interim and annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods after June 15, 2009 with early adoption permitted for periods after March 15, 2009.

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  Based on this guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.  This guidance is to be applied prospectively and is effective for interim and annual periods after June 15, 2009 with early adoption permitted for periods after March 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In November 2008, the FASB reached a consensus for authoritative guidance on equity method investment accounting considerations which was issued to clarify how the application of equity method accounting will be affected in business combinations and noncontrolling interests.  This guidance clarifies that an entity shall continue to use the cost accumulation model for its equity method investments. It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model for equity method accounting. Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment. This guidance was effective January 1, 2009 and applies prospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our fixed-lease terms is less than 18 months and contains protection provisions applicable to reimbursement billings for utilities.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes as a result of long-term debt used by the Property Entities.  Our interest rate risk management objectives are mainly to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, borrowings are done primarily at fixed rates or variable rates with the lowest margins available, and in some cases, the ability to convert variable rates to fixed rates. With regard to variable-rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of September 30, 2009, we did not have any outstanding debt. Our BHMP CO-JVs had investments in Property Entities with funded aggregate senior debt (which consists of third-party first mortgages and construction loans and excludes loans made by the BHMP CO-JVs of $84.5 million) of approximately $337.5 million. Of the third-party Property Entity debt, approximately $133.8 million was at fixed rate and $203.7 million was at variable interest rates with a weighted average of 3.2%.

As of September 30, 2009, we have only one wholly owned note receivable with a carrying value of approximately $2.3 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $84.5 million with a weighted average coupon of 10.2%, all of which were at fixed rates.

As of September 30, 2009, we also had approximately $63.5 million of bank deposits and money market accounts. During 2008, the interest rates on these accounts significantly decreased, and as of September 30, 2009, had a weighted average interest rate of 1.6%. Given that current interest rate levels were are at historically low levels, we do not believe interest rates could significantly decrease further; however, if interest rates were to increase, we could earn a higher return on our cash and cash equivalents.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows but not significantly affect the fair value of those instruments. As we do not expect to trade or sell our fixed rate debt instruments prior to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate debt instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2009.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 and provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.     Risk Factors.

The following risk factors update the risk factors contained in Item 1A. set forth in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009.

Our reliance on common developers/guarantors may materially adversely affect our investments should a developer/guarantor become unable to meet its obligations to us.  As of September 30, 2009, our interests in three loans on three separate development projects with a common developer/guarantor totaled approximately 9.6% of our total assets.  The developer/guarantor has been issued a “going concern” qualification in respect of its 2008 audited consolidated financial statements.  In addition, the developer/guarantor is currently in default with respect its obligations for one of the three projects.

We have made and may continue to make investments in multifamily development projects with common developers/guarantors, which increases our risks should a developer/guarantor become unable to meet its obligations to the senior construction lender, to us or to the other investors in these projects.   As of September 30, 2009, Fairfield Residential LLC and its affiliates (“Fairfield Residential”) served as a common developer/guarantor for three multifamily community developments in which we have invested (Bailey’s Crossing, The Cameron and 55 Hundred, or the “Fairfield Projects”).  Our investments in these developments have been mezzanine loans and an equity investment.  Our portion of these investments (which we have made through joint ventures) was collectively $33.8 million (9.6% of our total assets) as of September 30, 2009.  Because our equity or lending positions are subordinate to senior construction loans with respect to each of these development projects, a default by Fairfield Residential on its obligations to the senior construction lender, to us or to the other investors in the development project could result in a partial or total loss of the value of our investment in such development project.

Subsequent to the quarter ended March 31, 2009, we received the December 31, 2008 audited consolidated financial statements of Fairfield Residential.  In the consolidated financial statements, the auditor expressed concern that Fairfield Residential might not be able to continue to operate as a going concern through the end of 2009.  In addition, in September of 2009 we received a letter from Bank of America, N.A., senior construction lender for the Bailey’s Crossing project, notifying us that Fairfield Residential was in default as guarantor for the senior loan for the project because it had not delivered a certificate of compliance with certain financial covenants required by the guaranty.  This default, in turn, constituted a default under the $22.1 million mezzanine loan we and the BHMP Co-Investment Partner made to the owner of the Bailey’s Crossing project, which loan has been fully funded.  We sent a letter to the borrower on September 24, 2009 notifying it of the default and reserving our rights under the mezzanine loan agreement.  Despite these defaults and our belief that Fairfield Residential continues to be in default with respect to its obligations for the Bailey’s Crossing project, we understand that the senior lender for the Bailey’s Crossing project has continued to fund the senior loan for the project through November 13, 2009.

Because Fairfield Residential has guaranteed repayment of each of the senior construction loans that are funding construction of the Fairfield Projects, as well as completion of such projects, Fairfield Residential’s financial condition may give rise to an event of default under The Cameron and the 55 Hundred senior construction loan agreements just as it has under the Bailey’s Crossing construction loan agreement.  With respect to the Bailey’s Crossing senior construction loan default, and in the event of another default under a senior construction loan, under our intercreditor agreements with the senior construction lenders or otherwise, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender.  If we are unable to reach such a solution, the senior construction lender may declare the loan due and foreclose on the underlying property.  If the senior construction lenders foreclose on the Fairfield Projects, we may lose the entire value of our loan and equity investments in these development projects.  Even if we are able to prevent foreclosure, such negotiations may require us to agree to less desirable investment terms than we currently have.  Further, any losses on the development project caused by refinancing and engaging a new developer and delays in construction will be absorbed first by the equity investors (of which we are one with respect to the 55 Hundred project) and then by us as mezzanine lender before any losses are absorbed by the senior construction lender.

You may not be able to sell your shares under the share redemption program, and if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors approved the share redemption program but may amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further,  there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

In addition, our share redemption program contains other restrictions and limitations.  We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period.  If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

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

Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

Our board of directors arbitrarily set the offering price of our shares of common stock for this offering, and this price bears no relationship to the book or net value of our assets or to our expected operating income.  To assist fiduciaries in discharging their obligations under the Employee Retirement Income Security Act of 1974, as amended, and to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules, we adopted a valuation policy in respect of estimating the per share value of our common stock.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares.  In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

We have, and may in the future, pay distributions from sources other than our cash flow from operating activities and if we continue to do so, we will have less funds available to make investments and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, such as from the proceeds of our prior private offering, this public offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities.  The distributions paid in the nine months ended September 30, 2009 and 2008 were approximately $12.5 million and $3.9 million, respectively.  For the nine months ended September 30, 2009 and 2008, cash flows from operating activities were approximately $0.2 million and $2.0 million, respectively.  Accordingly, for the nine months ended September 30, 2009 and 2008, total distributions exceeded cash flow from operating activities for the same periods, which differences were funded from proceeds from our offerings.  If we continue to fund a portion of distributions from the net proceeds from this offering or from additional sources that are other than operating activities, we will have fewer funds available for acquiring properties and other investments, and your overall return may be reduced.  Further, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have invested in development projects that rely on senior financings and, as a result, may be adversely impacted by the failure of a financial institution to honor its lending obligations.

Through our BHMP CO-JVs, we have made subordinate debt and equity investments in certain Property Entities that are developing high quality multifamily communities.  These Property Entities usually borrow money at the senior loan level from a chartered financial institution and at the mezzanine loan level from our BHMP CO-JVs to finance the development activities.  As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administrative actions by federal bank regulators, such as the FDIC or Office of Thrift Supervision (“OTS”), due to a lack of required capital.  Some of these senior lenders may become insolvent, enter into receivership or otherwise become unable to fulfill their respective financial obligations to the Property Entities that are developing the multifamily communities in which we have invested.  Should a senior lender fail to meet its funding obligations, the development project could suffer from significant delays and additional expenses, which could adversely impact our investment in such project.  As we and our affiliates are not parties to the senior loans, we will be unable to take direct action against these senior lenders to compel them to honor their financial obligations.  Furthermore, if a senior lender becomes insolvent or enters into receivership or if other regulatory action is taken against it, we may not be able to enforce our rights under the applicable intercreditor agreement to cure defaults by the borrower under the senior loan or to purchase the senior loan in the event of default by the borrower.

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

On August 21, 2009, Guaranty Bank, the financial institution that held the senior loan on the Grand Reserve project, was closed by the Office of Thrift Supervision (the “OTS”) and the FDIC was appointed as receiver of Guaranty Bank. On the same date, the FDIC transferred certain of the assets and liabilities of Guaranty Bank, including the senior loan on the Grand Reserve project, to BBVA Compass.  Our aggregate investment in the Grand Reserve project as of September 30, 2009 was $6.4 million, consisting of a senior mezzanine loan made through a joint venture with the BHMP Co-Investment Partner and a wholly owned junior mezzanine loan. As of November 13, 2009, construction draws for the project have not been affected by the closure of Guaranty Bank or the transfer of the loan to BBVA Compass, and we have received no communication that future fundings will be affected.

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

We are offering a maximum of 200,000,000 shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 50,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Initial Public Offering.  As of September 30, 2009, we had sold approximately 28.0 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $279.3 million.

From the commencement of the Initial Public Offering through September 30, 2009, we incurred expenses of approximately $41.9 million in connection with the issuance and distribution of the registered securities pursuant to the offering all of which was paid to our advisor.

From the commencement of the Initial Public Offering through September 30, 2009, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $239.9 million.  From the commencement of the Initial Public Offering through September 30, 2009, we had used $196.1 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $5.2 million was paid to Behringer Harvard Multifamily Advisors I, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year, subject to the significant conditions and limitations of the program.  On November 11, 2009, our board of directors adopted a valuation policy and approved certain amendments to the share redemption program to be effective immediately.  The terms of the share redemption program through November 11, 2009 are summarized below, followed by information regarding the amendments.

Summary of share redemption program through November 11, 2009

The terms on which we redeem shares may differ between redemptions upon the death or “qualifying disability” (as defined in the share redemption program) of the stockholder or requests for redemption sought upon a stockholder’s confinement to a long-term care facility (collectively referred to herein as “Exceptional Redemptions”) and all other redemptions (referred to herein as “Ordinary Redemptions”).

For Ordinary Redemptions, the purchase price for shares redeemed under the share redemption program will equal:

•                  prior to the time we begin obtaining appraisals of the value of our properties and our other assets, the amount by which (a) the lesser of (1) 90% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments; or

•                  after we begin obtaining such appraisals of the value of our properties and our other assets, the lesser of (1) 100% of the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the estimated value per share, as determined by the most recent appraisal.

For Extraordinary Redemptions, the purchase price per share for shares redeemed under the share redemption program will equal, until we begin having appraisals performed, the amount by which (a) the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments.  Thereafter, the purchase price will be the estimated value per share, as determined by the most recent appraisal.

Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

Summary of amendments effective as of November 11, 2009

On November 11, 2009, our board of directors approved certain amendments to the program to be effective immediately.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  in the case of Ordinary Redemptions, 90% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with our valuation policy (the “Valuation Policy”), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

•                  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

“Original Share Price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.

In addition, under the amended and restated share redemption program, Exceptional Redemption requests may be made within one year of the event giving rise to the special circumstances, as opposed to 270 days under the prior share redemption program (i.e. Exceptional Redemption requests may be made within one year of the death of the stockholder, within one year of the determination of the stockholder’s qualifying disability or, with respect to redemptions sought upon a stockholder’s confinement to a long-term care facility, within one year of the earlier of (1) the one year anniversary of the stockholder’s admittance to the long-term care facility or (2) the date of the determination of the stockholder’s indefinite confinement to the long-term care facility by a licensed physician).  Exceptional Redemption requests not made within the one-year period will be treated as Ordinary Redemption requests.

Finally, under the amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

In all other material respects, the terms of our share redemption program remain unchanged.  The information set forth herein with respect to the amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Share Redemption Program, which is being filed as Exhibit 4.4 and is incorporated into this report by reference.

During the three months ended September 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—	(1)
August	91,041	7.95	91,041	(1)
September	—	—	—	(1)
	91,041	$7.95	91,041

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included           in the narrative preceding this table.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

Adoption of Valuation Policy

On November 11, 2009, our board of directors adopted a valuation policy in respect of estimating the per share value of our common stock in order to assist fiduciaries in discharging their obligations under the Employee Retirement Income Security Act of 1974, as amended, and to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements.

Under the valuation policy, we are required to provide to our stockholders a per share estimated value of our common stock on a periodic basis, generally annually.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  No later than 18 months after the last sale in an offering, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering.  This estimate will be determined by our board of directors, or a committee thereof, after consultation with Behringer Harvard Multifamily Advisors I, or if we are no longer advised by Behringer Harvard Multifamily Advisors I, our officers, and employees, subject to the restrictions and limitations set forth in the valuation policy.  After first publishing an estimate by our board of directors within 18 months after an offering, we will repeat the process of estimating share value of our common stock periodically thereafter, generally annually.

The information set forth herein with respect to the valuation policy does not purport to be complete in scope and is qualified in its entirety by the full text of the valuation policy, which is being filed as Exhibit 99.1 and is incorporated into this report by reference.

Adoption of Amended and Restated Distribution Reinvestment Plan

On November 11, 2009, our board of directors adopted the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP”).  We expect that the Amended and Restated DRIP will be effective no later than March 1, 2010 upon giving participants the requested notice under the current plan.

The Amended and Restated DRIP clarifies the prices at which participants may invest in additional shares of our common stock.  Pursuant to the Amended and Restated DRIP, prior to the termination of our current public offering of shares of our common stock, participants may invest their distributions in shares of our common stock at a price equal to the following, regardless of the price per share paid by the participant in respect of which the distributions are paid: (1) prior to the first the valuation of the shares conducted by our board of directors or a committee thereof (as opposed to a valuation that is based solely on the offering price of securities in the most recent offering) (the “Initial Board Valuation”) under our valuation policy, as such valuation policy is amended from time to time (the “Valuation Policy”),  95% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with the Valuation Policy less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); or (2) on or after the Initial Board Valuation, 100% of (i) the most recently disclosed Valuation as determined in accordance with the Valuation Policy less (ii) any Valuation Adjustment.

After termination of our current public offering, participants may invest their distributions in shares that may (but are not required to) be supplied from either (i) shares registered with the Securities and Exchange Commission (the “SEC”) pursuant to an effective registration statement for shares for use in the distribution reinvestment plan (a “Future Registration”) or (ii) shares purchased by the plan administrator in a secondary market (if available) or on a national stock exchange (if listed) (collectively, the “Secondary Market”) and registered with the SEC for resale pursuant to the plan.  Shares registered in a Future Registration that are not purchased by the plan administrator in the Secondary Market will be issued at a price equal to 100% of (A) the most recently disclosed Valuation less (B) any Valuation Adjustment.  Shares purchased on the Secondary Market as set forth in (ii) above will be purchased at the then-prevailing market price, and the average price paid by the plan administrator for all such purchases for a single distribution will be utilized for purposes of determining the purchase price for shares purchased under the distribution reinvestment plan on such investment date; however, in no event will the purchase price for shares purchased under the distribution reinvestment plan be less than 100% of the market price for shares on such investment date.

Regardless of the pricing determined above, our board of directors may determine, from time to time, in its sole discretion, the price at which the plan administrator will invest distributions in shares; provided that if the new price so determined by our board of directors varies more than 5% from the pricing that would have resulted pursuant to the two paragraphs above, as applicable, we will deliver a notice regarding the new price to each plan participant at least 30 days prior to the effective date of the new price.

The Amended and Restated DRIP also clarifies that any notice to a participant under the distribution reinvestment plan may be given by letter addressed to the participant, delivered by electronic means, or given by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.

In all other material respects, the terms of our distribution reinvestment plan will remain unchanged.  The information set forth herein with respect to the Amended and Restated DRIP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated DRIP, which is being filed as Exhibit 4.2 and is incorporated into this report by reference.

Adoption of Amended and Restated Automatic Purchase Plan

On November 11, 2009, our board of directors adopted the Amended and Restated Automatic Purchase Plan (the “Amended and Restated APP”).  The Amended and Restated APP will be effective March 1, 2010.  The Amended and Restated APP clarifies that any notice to a participant under the automatic purchase plan may be given by letter addressed to the participant, delivered by electronic means, or given by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.  In all other material respects, the terms of our automatic purchase plan will remain unchanged.  The information set forth herein with respect to the Amended and Restated APP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated APP, which is being filed as Exhibit 4.3 and is incorporated into this report by reference.

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

4.2*	Amended and Restated Distribution Reinvestment Plan
4.3*	Amended and Restated Automatic Purchase Plan
4.4*	Amended and Restated Share Redemption Program
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
10.1

Second Amended and Restated Advisory Management Agreement, dated April 1, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on May 8, 2009, Commission File No. 333-148414

10.2	Amended and Restated Property Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2008
10.3	Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414
10.4	Service Mark Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 14, 2008
10.5

Senior and Junior Mezzanine Promissory Notes by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on March 31, 2009

10.6

Senior and Junior Mezzanine Loan Agreements by and between SW 131 St. Rose Mezzanine Borrower LLC as borrower and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on March 31, 2009

10.7

Senior and Junior Mezzanine Deeds of Trust, Assignments of Rents and Leases, Security Agreements, Fixture Filings and Financing Statements by and between SW 132 St. Rose Senior Borrower LLC as grantor and Behringer Harvard St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on March 31, 2009

10.8

Mezzanine Guaranty Agreement by and between CFP Residential, L.P., Kenneth J. Valach, Bruce Hart and J. Ronald Terwilliger collectively as guarantor and Behringer St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed on March 31, 2009

10.9

Intercreditor and Subordination Agreement by and between Bank of America, N.A. on behalf of senior construction lenders and land loan lender and Behringer Harvard St. Rose REIT, LLC as subordinate lender dated December 31, 2008, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 31, 2009

10.10

Sale, Purchase and Escrow Agreement between Verandah Owner Limited Partnership as seller and Harvard Property Trust as purchaser dated January 26, 2009, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed on March 31, 2009

10.11

Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Harvard Property Trust, LLC as assignor and Behringer Harvard Multifamily OP I LP as assignee dated January 28, 2009, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed on March 31, 2009

10.12

First Amendment to Sale, Purchase and Escrow Agreement by and between Verandah Owner Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as purchaser dated February 20, 2009, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 31, 2009

10.13

Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 29, 2009, incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed on August 14, 2009

10.14

Revivor and First Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 2, 2009, incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on August 14, 2009

10.15

Second Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 13, 2009, incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q filed on August 14, 2009

10.16

Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Waterford Place REIT, LLC as assignee dated August 4, 2009, incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q filed on August 14, 2009

10.17*	(First Lien) Assumption Agreement by and among Waterford Place Apartments, LLC, Behringer Harvard Waterford Place REIT, LLC and the Federal Home Loan Mortgage Corporation effective August 25, 2009
10.18*	(Second Lien) Assumption Agreement by and among Waterford Place Apartments, LLC, Behringer Harvard Waterford Place REIT, LLC and the Federal Home Loan Mortgage Corporation effective August 25, 2009

10.19*	Multifamily Note by Waterford Place Apartments, LLC in favor of Deutsche Bank Berkshire Mortgage, Inc. dated March 31, 2008
10.20*	Multifamily Note by Waterford Place Apartments, LLC in favor of Berkshire Mortgage Finance Limited Partnership dated April 1, 2004
10.21*

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Waterford Place Apartments, LLC for the benefit of Deutsche Bank Berkshire Mortgage, Inc. effective March 31, 2008

10.22*

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Waterford Place Apartments, LLC for the benefit of Berkshire Mortgage Finance Limited Partnership effective April 1, 2004

10.23*

Limited Liability Company Agreement of Behringer Harvard Waterford Place Venture, LLC by and between Behringer Harvard Waterford Place, LLC and Behringer Harvard Master Partnership I LP dated May 29, 2009

10.24*	Sale, Purchase and Escrow Agreement by and between SAF Burroughs Mills, LLC, as seller, and Behringer Harvard Multifamily OP I LP as buyer dated August 7, 2009
10.25*	Assignment of Sale, Purchase and Escrow Agreement by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Burroughs Mill REIT, LLC as assignee dated September 12, 2009
10.26*	Agreement of Sale by and between SF No Ho LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated August 12, 2009
10.27*	Assignment of Agreement of Sale by and between Behringer Harvard Multifamily OP I LP, as assignor, and Behringer Harvard NOHO, LLC as assignee effective August 19, 2009
10.28*	Amendment to Agreement of Sale by and between SF No Ho LLC as seller and Behringer Harvard NOHO, LLC as buyer dated September 17, 2009
10.29*	Multifamily Note by Behringer Harvard NOHO, LLC in favor of Red Mortgage Capital, Inc. dated October 28, 2009
10.30*	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Behringer Harvard NOHO, LLC for the benefit of Red Mortgage Capital, Inc. dated October 28, 2009
10.31*	Owner Participation Agreement by and between The Community Redevelopment Agency of Los Angeles and SL No Ho, LLC dated December, 2001
10.32*	First Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated November, 2002
10.33*	Second Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated December 12, 2003
10.34*	Third Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated October 1, 2004
10.35*	Agreement Containing Covenants Affecting Real Property by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated December 19, 2003
10.36*

Subarea “A” Partial Assignment of Owner Participation Agreement and Consent to Assignment by and among SF No Ho, LLC, Behringer Harvard NOHO, LLC and The Community Redevelopment Agency of the City of Los Angeles dated September 17, 2009

10.37*	Agreement of Sale and Purchase and Joint Escrow Instructions by and between Acacia on Santa Rosa Creek, LLC, as seller, and Behringer Harvard Multifamily OP I LP, as buyer, dated October 12, 2009
21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on March 6, 2009, Commission File No. 333-148414)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1*	Valuation Policy

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 13, 2009	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)