Form 10-K
period 2009-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2010-03-31
CIK 1384710

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-53195

Behringer Harvard Multifamily REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-5383745 (I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

Registrant's telephone number, including area code: (866) 655-3600

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        While there is no established market for the Registrant's common stock, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $305.2 million, assuming a market value of $10.00 per share.

        As of February 28, 2010, the Registrant had 66,125,466 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

  •
  market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

  •
  our ability to make accretive investments in a diversified portfolio of assets;

  •
  the availability of cash flow from operating activities for distributions;

  •
  our level of debt and the terms and limitations imposed on us by our debt agreements;

  •
  the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

  •
  our ability to secure resident leases at favorable rental rates;

  •
  our ability to raise capital through our initial public offering of shares of common stock and through joint venture arrangements;

  •
  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

  •
  conflicts of interest arising out of our relationships with our advisor and its affiliates;

  •
  unfavorable changes in laws or regulations impacting our business or our assets; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

        Forward-looking statements in this Annual Report on Form 10-K reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.    Business.

Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2009, we believe we are in compliance with all applicable REIT requirements.

        We invest in and operate high quality multifamily communities. These multifamily communities include conventional, stabilized, multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, in lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007 and, as of December 31, 2009, we have made investments in 20 multifamily communities of which eight are operating properties, ten are in lease up and two are in development. We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I LP ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited partnership organized in 2006. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc.") owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Offerings of our Common Stock

        We are authorized to issue 875,000,000 shares of common stock, 1,000 shares of convertible stock and 124,999,000 shares of preferred stock. All shares of our stock have a par value of $0.0001 per share. On August 4, 2006 (our date of inception), we sold 1,249 shares of our common stock to Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") for $10,004 in cash. On November 28, 2007, we sold an additional 23,720 shares of our common stock to Behringer Harvard Holdings for cash of $189,997.

        On November 22, 2006, we commenced a private offering pursuant to Regulation D of the Securities Act of 1933, as amended (the "Securities Act") to sell a maximum of approximately $400 million of common stock to accredited investors (the "Private Offering"). We terminated the Private Offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP. As of December 31, 2009, we sold a total of approximately 43.1 million shares of common stock and raised a total of approximately $430.4 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $374.9 million.

        As of December 31, 2009, we had issued approximately 57.4 million shares of our common stock, including 943,485 shares through the DRIP, 24,969 shares owned by Behringer Harvard Holdings and 6,000 shares of restricted stock issued to our independent directors in connection with serving as a director. As of December 31, 2009, we had redeemed 321,020 shares of our common stock and had approximately 57.1 million shares of our common stock outstanding. As of December 31, 2009, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding. Aggregate gross offering proceeds from our offerings total approximately $555.3 million, and net proceeds, after selling commissions, dealer manager fees, and organization and offering expenses, total approximately $486.9 million.

        While conducting our Initial Public Offering, we admit new stockholders at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments including but not limited to money market accounts and FDIC-insured deposits.

        Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our public offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on the then-prevailing market conditions.

        We intend to use the proceeds from our Initial Public Offering, after deducting offering expenses, primarily to make investments in multifamily communities, with a particular focus on acquiring high quality multifamily communities that will produce rental income. We intend to acquire a diversified income-producing portfolio of core assets, using multiple strategies. These strategies may include acquisitions of existing stabilized assets, assets in lease up, assets that may benefit from enhancement or repositioning and development assets. We intend to retain a mix of these investments as core assets generating recurring income with the potential for capital appreciation.

2009 Highlights

        During 2009, we completed the following key transactions:

  •
  We issued approximately 42.1 million shares in our Initial Public Offering (including shares issued pursuant to the DRIP and excluding any redemptions for the period), resulting in gross proceeds to us of approximately $419.5 million;

  •
  We paid cash distributions of $11.5 million and distributed $8.8 million by issuing shares under our DRIP, which together constitutes an annualized distribution rate of 7%;

  •
  We invested approximately $388.1 million in real estate assets. These investments included:

  •
  Three wholly owned multifamily community investments in California, Connecticut and Georgia for which we paid an aggregate of approximately $150.3 million, excluding closing costs;

  •
  Seven new investments in Co-Investment Ventures for which we paid an aggregate of approximately $198.0 million. The Co-Investment Ventures acquired multifamily communities in California, New Jersey, Oregon, and Texas;

  •
  Three restructurings of existing investments in multifamily communities held by our Co-Investment Ventures for which we invested approximately $39.8 million. The Co-Investment Ventures invested additional equity and converted existing mezzanine loans to equity in the restructurings;

  •
  We obtained new financing for two multifamily communities at a weighted average fixed rate of 4.9%, receiving proceeds of $77.3 million; and

  •
  We increased modified funds from operations ("MFFO") year over year by 16% (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K).

Investment Objectives

        Our overall investment objectives, in their relative order of importance are:

  •
  to preserve and protect investors' capital investments;

  •
  to realize growth in the value of our investments within four to six years of the termination of the Initial Public Offering;

  •
  to generate distributable cash to our stockholders; and

  •
  to enable investors to realize a return on their investment by beginning the process of liquidation and distribution cash or listing our shares on a national securities exchange within four to six years of termination of the Initial Public Offering.

Investment Policies

        Our investment strategy is designed primarily to make investments in high quality multifamily assets, with a particular focus on acquiring high quality multifamily communities that will produce rental income and will appreciate in value within our program's targeted life. We intend to acquire a diversified portfolio of core and more opportunistic assets on our own or through Co-Investment Ventures using multiple strategies. These strategies may include acquisitions of existing stabilized assets that are generating income, assets in the lease up phase, assets that may benefit from enhancement or repositioning and development assets. We may invest in other types of commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We may also invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or acquire investments in mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. As of December 31, 2009, all of our investments have been made in multifamily communities located in top 50 Metropolitan Statistical Areas ("MSA"), and we have not made any international investments. Although we intend to primarily invest in real estate assets located in the United States, in the future we may make investments in real estate assets located outside the United States. We will not make international investments until one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.

        As part of our long-term investment strategy to acquire high quality multifamily communities, as of December 31, 2009, we have made 17 of our real estate and real estate-related investments by investing in Co-Investment Ventures. We believe this strategy will allow us to increase the number of our investments, thereby providing greater portfolio diversification, and to participate in larger real estate investments, thereby providing greater access to high quality investment opportunities. To accomplish this strategy, we have and intend to continue to enter into additional Co-Investment Ventures that invest in equity interests, mortgage, mezzanine or other loans, or other Co-Investment Ventures to acquire, develop or improve properties with third parties or certain affiliates of our Advisor, including real estate limited partnerships and REITs sponsored by affiliates of our Advisor. Our Co-Investment Ventures may be with large institutional entities with significant holdings.

        Recent market conditions have provided us, and may continue to provide us, with opportunities for investments in core properties, which are producing stabilized rental income. These investments have less uncertainty because projecting occupancy and rental rates is more quantifiable and financing is currently available at satisfactory terms. Investments in unstabilized properties, such as those in lease up, or development or redevelopment projects, will be based on underwriting assumptions that include realistic assessments of current rental rates and occupancies and higher total return expectations. In particular, for investments that are substantially constructed but are in lease up, we expect to achieve higher returns than comparable stabilized properties, but with less completion and financing risk than new developments. These may be structured as Co-Investment Ventures or wholly owned investments. We expect to negotiate favorable terms for our investments, particularly purchase price and financing terms, and in the case of equity investments, preferred returns and subordinations with respect to other equity holders. However, there is no assurance that we will be able to acquire new investments on these terms.

        We have and expect to continue to employ a loan investment strategy primarily during the development phase of certain projects. Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects while providing the opportunity, at our discretion, to invest in the long-term equity of the projects. In certain cases we may have the option of converting our loan investment into an equity position, where we would participate in operating earnings and would attempt to realize value appreciation upon the sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher-quality portfolio over the longer term.

        In the current economic environment, where both equity and debt capital have become more restricted, many owners of real estate require additional capital fundings, often in order to remove or reduce a construction loan, mezzanine loan, or equity component of a project. When presented with these opportunities, we will seek to acquire interests in multifamily communities by recapitalizing their capital structures in ways that afford us an advantaged, first-position priority return relative to other investors in the project. In this environment, we envision the ability to provide debt and equity investment capital on terms that favor us over existing investors with respect to our percentage ownership, preferred current returns and preferred returns of invested capital.

        In addition to current returns, we will look to acquire multifamily communities that we believe will also generate a competitive growth component for total returns. Our strategy will be to seek out investments with high quality construction and amenities that are trading below historical replacement costs. In particular, as of December 31, 2009, we have acquired three high quality multifamily communities which were originally built as condominium developments but the units were never sold. We have acquired these newly constructed communities at substantial discounts to their construction costs. Through our strategy of operating these as multifamily communities, we expect the higher condominium quality finishes to produce higher operating returns, while our lower basis may provide significant appreciation. If current economic conditions persist, we expect that the tight capital markets and opportunities from distressed sellers will enable us to acquire more of these types of assets that meet our investment criteria.

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

Co-Investment Ventures

        As of December 31, 2009, we have invested in 20 multifamily communities or projects, 17 of which we have invested in through Co-Investment Ventures. As of December 31, 2009 all of our Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for large Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

        Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture's business is conducted. Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a "BHMP CO-JV." Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.

        Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV's investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the BHMP CO-JV's investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.

The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own one real estate operating property or development project. The collective group of these operating property entities or development entities are collectively referred to herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        As of December 31, 2009, two of our 17 BHMP CO-JVs have made only mezzanine or mortgage loan investments in Property Entities that are developing multifamily communities. These BHMP CO-JVs are dependent on the applicable Property Entity borrowers to pay contractual interest and other obligations. In addition, as of December 31, 2009, 15 of our 17 BHMP CO-JVs have made equity investments in Property Entities that are operating or developing multifamily communities. Of the 15 equity investments, eight are wholly owned by the BHMP CO-JV and seven are investments in Property Entities. All of these BHMP CO-JVs are dependent on individual multifamily residents to pay contractual rents. See Item 2, "Properties" of this Annual Report on Form 10-K for a description of each of these investments.

Borrowing Policies

        Our board of directors has adopted policies to generally limit our consolidated borrowings. Our consolidated borrowings shall not exceed 300% of our adjusted consolidated net assets. For these purposes we define adjusted consolidated net assets as our consolidated net equity less certain intangibles plus accumulated property and finance-related depreciation and amortization. Also, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to unconsolidated investments of individual real estate assets and only will apply once we have ceased raising capital under the Initial Public Offering or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of a particular real estate asset we acquire, to the extent our board of directors determines that borrowing this amount is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals. As of December 31, 2009, we have $51.3 million in consolidated borrowings, which represents less than 9.8% of our adjusted consolidated net assets and 32% of the carrying value of our real estate assets. Accordingly, as of December 31, 2009, these policies have not constrained our ability to incur debt. Should we incur additional consolidated borrowings, the board of directors may in their discretion modify these limits if in their judgment they determine there is substantial justification that borrowings of a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. Following the investment of the proceeds to be raised in the Initial Public Offering, we will seek a long term leverage ratio of approximately 60% upon stabilization of the aggregate value of our assets.

        As with our investment policies, the current state of the capital markets may require us to take a very flexible policy to borrowings in the short term in order to achieve our long term objectives. Notwithstanding the above policies, depending on market conditions and the current life cycle of an acquired property, we may elect higher or lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to have relatively less financing in our Co-Investment Ventures or Property Entity properties. On an on-going basis, we will continue to evaluate both the individual and portfolio maturity terms. In certain market conditions and for certain assets, we may elect to extend maturities or increase leverage for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer properties. Depending on the market capitalization rates and interest rates, this may result in lower net returns on our investments.

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

Distribution Policy

        In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Until we generate sufficient cash flow from operating activities to fully fund the payment of distributions, some or all of our distributions will be paid from other sources. For the year ended December 31, 2009, our distributions were partially funded from operating cash flow and the remainder from other financing activities, such as our offering proceeds. In addition, to the extent our investments are in properties in lease up, development or redevelopment projects or properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As development projects are completed and begin to generate income, we would expect to have additional funds available to distribute to the stockholders. We cannot assure as to when we will begin to generate sufficient cash flow solely from operating activities to make distributions.

        Distributions have and will continue to be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deem relevant. The board's discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period in an attempt to make distributions relatively uniform. Our board of directors currently declares distributions on a monthly or quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

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

Period	Approximate Amount Per Share (Rounded)	Annualized Percentage Return
March 1, 2009 - December 31, 2009	$0.001917800	7.0%	(1)
October 1, 2008 - February 28, 2009	$0.001780800	6.5%	(1)
January 1, 2008 - September 30, 2008	$0.001013699	4.0%	(2)
December 1, 2007 - December 31, 2007	$0.001013699	4.0%	(2)
July 1, 2007 - November 30, 2007	$0.000986301	4.0%	(3)

(1)
Assuming a share price of $10.00 per share

(2)
Assuming a share price of $9.25 per share

(3)
Assuming a share price of $9.00 per share

Competition

        We are subject to significant competition in seeking real estate investments and residents. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our Advisor. They also may enjoy significant competitive advantages related to, among other things, cost of capital, governmental regulation, access to real estate investments and resident services.

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

Employees

        We have no employees. Our Advisor and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

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

Industry Segment

        Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from real estate properties that we wholly own or own through joint ventures. We account for all of our joint ventures under the equity method of accounting. Our management evaluates operating performance on an individual property and/or joint venture level. However, as each of our wholly owned communities and joint ventures has similar economic characteristics, we are managed on an enterprise-wide basis with one reportable segment.

Available Information

        We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock. Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

        The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" and the Initial Public Offering may be referred to as "this offering" in this Item 1A, "Risk Factors" section.

Risks Related to an Investment in Behringer Harvard Multifamily REIT I

There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the offering price.

        There is no public market for the shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. Therefore, you should purchase the shares only as a long-term investment. The minimum purchase requirements and suitability standards imposed on prospective investors in this offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares. Moreover, our board of directors has approved the share redemption program. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and if you are able to sell your shares, you may have to sell them at a substantial discount from the offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.

Both we and our advisor have limited operating histories.

        We and our advisor are recently organized companies and have limited operating histories. We were incorporated in August 2006, and, as of December 31, 2009, have acquired real estate-related assets relating to only 20 specific properties. No assurances can be given that we will acquire any additional investments. Neither our officers and directors, nor the officers and employees of our advisor and its affiliates, have extensive experience investing in or originating different forms of debt financing such as mortgages, bridge, mezzanine or other loans beyond this real estate program.

        You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

  •
  identify and acquire properties and other real estate-related assets that further our investment strategies;

  •
  maintain our dealer manager's network of licensed securities brokers and other agents;

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

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager, the selection of multifamily community residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. The more shares we sell in this offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in Item 2, "Properties" of this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

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

Investors who invest in us earlier in our offering may realize a lower rate of return than later investors.

        Because we have made a limited number of investments and have not identified a significant number of other investments, there can be no assurances as to when we will begin to generate sufficient cash flow from operating activities to fully fund the payment of distributions. As a result, investors who invest in us before we commence substantial real estate operations and generate substantial cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operating activities available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects, properties, or other real estate-related assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operating activities to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities.

Investors who invest later in this offering may realize a lower rate of return than investors who invest earlier in the offering to the extent we fund distributions from sources other than cash flow from operating activities.

        To the extent we incur debt to fund distributions earlier in this offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt. Similarly, if we use offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets would have been used to fund distributions instead of retained in our company and used to make real estate investments. Earlier investors will benefit from the investments made with funds raised later in the offering, while later investors may not share in their pro rata return of some of the net offering proceeds raised from earlier investors.

We may have to make decisions on whether to invest in certain properties or real estate-related assets, including prior to receipt of detailed information on the investment.

        In order to effectively compete for the acquisition of properties and other real estate-related assets in the current market, our advisor and board of directors may be required to make investment decisions and be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on a property or real estate-related asset acquisition. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

Because this is a blind pool offering and we have not specified properties or real estate-related assets to acquire with all of the proceeds from this offering, you will not have the opportunity to evaluate our additional investments before we make them.

        Because we have not yet identified all of the investments that we may make with proceeds from this offering, we are only able to provide you with information to evaluate our current investments. We will seek to invest substantially all of the offering proceeds available to us for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. Our success is greatly dependent on our ability to successfully invest the proceeds of this offering in additional investments.

If we are unable to raise substantial additional funds in this offering, we will be limited in the number and type of properties and real estate-related assets we may acquire and the return on your investment in us may fluctuate with the performance of the specific investments we make.

        This offering is being made on a "best efforts" basis, whereby the dealer manager and brokers participating in this offering are required to use only their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in this offering. If we are unable to raise substantial additional funds in this offering, we will make fewer additional investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties and real estate-related assets are located and the types of investments that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. As of December 31, 2009, we have made substantially all of our current investments through joint ventures and intend to continue this strategy. If we are able to make only a few additional investments, we would not achieve broad diversification of our investments. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single asset. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio. In addition, if we are unable to raise substantial additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman and certain executive officers and other key personnel of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our chairman, executive officers and other key personnel of us, our advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of the executive officers and other key personnel of us, our advisor and its affiliates, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox and Jeffrey S. Schwaber, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor's and property manager's assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

        In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory management agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. As of December 31, 2009, certain personnel of our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

We have, and may in the future, pay distributions from sources other than our cash flow from operating activities and if we continue to do so, we will have less funds available to make investments and your overall return may be reduced.

        Our organizational documents permit us to make distributions from any source, such as from the proceeds of our prior private offering, this public offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities. The distributions paid in the twelve months ended December 31, 2009 and 2008 were approximately $11.5 million and $5.7 million, respectively. For the twelve months ended December 31, 2009 and 2008, cash flows from operating activities were approximately $0.2 million and $2.4 million, respectively. Accordingly, for the twelve months ended December 31, 2009 and 2008, total distributions exceeded cash flow from operating activities for the same periods, which differences were funded from proceeds from our offerings. If we continue to fund a portion of distributions from the net proceeds from this offering or from additional sources that are other than operating activities, we will have fewer funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

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

        The experience of our advisor and its affiliates with respect to investing in multifamily communities or other real estate-related assets located outside the United States is not as extensive as it is with respect to investments in the United States. We may make international investments after one of our independent directors has at least three years of relevant experience acquiring and managing such international investments. If and when we do make international investments, our relatively limited experience with respect to such investments could adversely affect our return on them.

Your investment may be subject to additional risks if we make international investments.

        In the future, we may make investments in real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or joint venture interests in mortgage, bridge, mezzanine or other loans made to a borrower located outside the United States or secured by property located outside the United States. Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

  •
  governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

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

  •
  our REIT tax status not being respected under foreign laws, in which case our income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes and value added taxes;

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

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties and other real estate-related investments. In particular, Behringer Harvard Opportunity REIT II (which is currently conducting an initial public offering) and Behringer Harvard REIT II (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but has not yet commenced its offering) are seeking to raise significant offering proceeds for investment in a broad range of property types, including multifamily communities. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer Harvard-sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Harvard Multifamily Advisors I and its affiliates, including all of our executive officers and some of our directors will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our advisor, Behringer Harvard Multifamily Advisors I and its affiliates, including our dealer manager and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement, dealer manager agreement and property management agreement. These fees could influence our advisor's advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory management agreement, the dealer manager agreement and the property management agreement;

  •
  public offerings of equity by us, which entitle Behringer Securities to dealer manager fees and will likely entitle our advisor to increased acquisition and asset management fees;

  •
  property sales, which may result in the issuance to our advisor of shares of our common stock through the conversion of our convertible stock;

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

  •
  determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the advisor is reimbursed by us for the related salaries and benefits;

  •
  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor's key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

  •
  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock;

  •
  whether and when we seek to sell our assets, which sale may result in the issuance to our advisor of shares of our common stock through the conversion of our convertible stock; and

  •
  whether and when we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price, which distributions could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock.

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

        In addition, the terms of our convertible stock allow for its conversion into shares of common stock if we terminate the advisor prior to the listing of our shares for trading on a national securities exchange other than as a result of the advisor's material breach of the advisory management agreement. To avoid the additional costs of engaging a new advisor or internalizing advisory functions, our independent directors may decide against terminating the advisory management agreement prior to the listing of our shares or disposition of our investments even if termination of the advisory management agreement would be in our best interest. In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our advisor can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and its interest in our convertible stock could influence its judgment with respect to listing or liquidation.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with other Behringer Harvard-sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard-sponsored program.

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs for the acquisition, development or improvement of multifamily or other properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs. These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. Further, the fiduciary obligation that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks. For example, it is anticipated that Behringer Harvard Short-Term Opportunity Fund I will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard-sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard-sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        Because Mr. Behringer and his affiliates indirectly control our advisor and other Behringer Harvard-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

The co-investment arrangement entered into by a subsidiary of our sponsor with PGGM requires it to offer PGGM a right of first refusal to co-invest with our sponsor or its affiliates or investment programs in multifamily investments that meet certain specified investment guidelines which are a significant majority of the type of investments that we intend to acquire.

        Our sponsor has entered into a co-investment arrangement for multifamily investments. Under the arrangement, our sponsor or one of its affiliates or investment programs will generally provide 55% of the capital for each investment, and our BHMP Co-Investment Partner, which is 99% owned by PGGM and 1% indirectly wholly owned by our sponsor, will generally provide 45% of the capital for each investment. Generally, our co-investment ownership with our BHMP Co-Investment Partner will incorporate a subsidiary REIT structure to acquire the multifamily investment. PGGM has committed to invest up to $300 million under this arrangement. As of December 31, 2009, PGGM's commitment is approximately $221.9 million under this arrangement to existing investments. Our sponsor's co-investment arrangement with PGGM is intended to allow for co-investments with any Behringer Harvard-sponsored investment program; however, because of our investment objectives, we believe that we are the most likely Behringer Harvard-sponsored investment program to co-invest with the BHMP Co-Investment Partner. We have committed to invest up to $370 million to co-investments approved by our board of directors and expect that we will generally provide the 55% of capital for each such investment that is required from an affiliate or investment program of our sponsor. Until PGGM has reached its $300 million commitment, PGGM has a right of first refusal to co-invest in multifamily investments of the type targeted by the co-investment arrangement that are made by our sponsor or its affiliates or investment programs. This arrangement reduces the likelihood that we will pursue independent investment in multifamily investment opportunities of the type targeted by the co-investment arrangement until the capital commitment of PGGM has been substantially invested.

Our advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and this offering will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and this offering. These persons also conduct the day-to-day operations of other Behringer Harvard-sponsored programs, including (x) other public programs such as Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II (which is also currently raising capital), Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, (y) Behringer Harvard REIT II, a recently organized program that has filed with the SEC a registration statement relating to an initial public offering but has not yet commenced its offering, and (z) numerous private programs. These persons may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

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

        Our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our advisor has been terminated or not renewed on account of a material breach by our advisor, generally convert into shares of common stock with a value equal to 15% of the excess of the value of the company plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant. Our advisor and Mr. Behringer can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and their interest in our convertible stock could influence their judgment with respect to listing or liquidation.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, our property manager, and our dealer manager. The operations of our advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

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

        Under Maryland law, "business combinations" between a Maryland corporation and an "interested stockholder" or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

        These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

        Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

        Our charter provides that any tender offer made by a stockholder, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder's shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company's expenses in connection with that stockholder's noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

        Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we or any of our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, we will not be deemed to be an "investment company" if:

  •
  we are not engaged primarily, nor do we hold ourselves out as being engaged primarily, nor propose to engage primarily, in the business of investing, reinvesting or trading in securities (the "Primarily Engaged Test"); and

  •
  we are not engaged and do not propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the "40% Test"). "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the Primarily Engaged Test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate" ("Qualifying Assets"); at least 80% of its assets in Qualifying Assets plus real estate-related assets ("Real Estate-Related Assets"); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets ("Miscellaneous Assets"). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria; therefore, certain of our subsidiaries are limited with respect to the value and nature of the assets that they may own at any given time.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in commercial mortgage-backed securities ("CMBS") or other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

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

        Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines"). Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

  •
  the election or removal of directors;

  •
  any amendment of our charter, except those that our board of directors may amend without stockholder approval to:

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

  •
  effect reverse stock splits; and

  •
  after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

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

        Our board of directors approved the share redemption program, but may amend, suspend or terminate the share redemption program at any time. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us, or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

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

        Except for redemptions sought upon a stockholder's death or qualifying disability or redemptions sought upon a stockholder's confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock), less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

        Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of this primary offering. If so, our board of directors and our independent directors may conclude that it is not in our best interest for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

We may incur costs associated with changing our name if we are no longer permitted to use "Behringer Harvard" in our name.

        We entered into a service mark license agreement with Behringer Harvard Holdings for use of the name "Behringer Harvard." Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our service mark license agreement and may require us to change our name to eliminate the use of the words "Behringer Harvard." We will be required to pay any costs associated with changing our name.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

        Our board of directors arbitrarily set the offering price of our shares of common stock for this offering, and this price bears no relationship to the book or net value of our assets or to our expected operating income. We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Because the dealer manager is an affiliate of our advisor, investors will not have the benefit of an independent review of us or this offering, which are customarily performed in underwritten offerings.

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

        Existing stockholders and new investors purchasing shares of common stock in this offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock, 124,999,000 shares are designated as preferred stock and 1,000 shares are designated as convertible stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Investors purchasing shares in this offering will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities to institutional investors; (4) issue shares of common stock upon the conversion of our convertible stock; (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor and Behringer Harvard Multifamily Management Services, LLC, our property manager and an affiliate of our advisor, or their duly licensed affiliates; (6) issue restricted stock or other awards pursuant to our Incentive Award Plan; (7) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (8) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Multifamily OP I. In addition, the partnership agreement for Behringer Harvard Multifamily OP I contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Multifamily OP I. Because the limited partnership interests of Behringer Harvard Multifamily OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Multifamily OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

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

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "willful misconduct, gross negligence or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

        Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

  •
  If a significant number of multifamily residents default or terminate on their leases, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

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

  •
  Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year to maintain REIT status and 100% of taxable income and net capital gain to avoid federal income tax. This limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

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

  •
  We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

        In addition, our board of directors, at its discretion, may retain any portion of our cash on hand for capital needs and improvements. We cannot assure you that sufficient cash will be available to make distributions to you.

Until proceeds from this offering are invested and generating operating cash flow from operating activities sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from sources other than cash flow from operating activities, including the proceeds of this offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow from operating activities, which may reduce the amount of capital we ultimately invest and negatively impact the return on your investment and the value of your investment.

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of this offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets or a portion thereof and borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, in communities that are in lease-up or have not yet reached stabilization, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. As our investments that are currently in development, are in lease-up or have not yet reached stabilization progress towards stabilization and generate more income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of this offering (including distributions funded through the issuance of shares pursuant to our distribution reinvestment program), cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use 91.1% of the gross proceeds raised in this offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fully fund our distributions.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

        We have made and may continue to make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

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

        Recent credit market disruptions and economic trends have caused an increase in developer failures. The developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also with respect to other projects in which they are involved. A developer's obligations on another project could cause it financial hardship and even lead to bankruptcy, which could lead to a default on one of our projects. A default by a developer in respect of one of our multifamily development project investments, or the bankruptcy, insolvency or other failure of a developer for one of such projects, may require that we determine whether we want to assume the senior loan, take over development of the project, find another developer for the project, or sell our interest in the project. Such developer failures could delay efforts to complete or sell the development project and could ultimately preclude us from full realization of our anticipated returns. Such events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may not be available, in order to hold and complete the development project through stabilization.

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

Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than an asset sale.

        Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than as asset sale by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT. As a result, we may not be able to realize a return on our investment in a joint venture, such as a BHMP CO-JV with our BHMP CO-Investment Partner, at the time or on the terms we desire.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

        We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. As of March 31, 2010, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We have invested in development projects that rely on senior financings and, as a result, may be adversely impacted by the failure of a financial institution to honor its lending obligations.

        Through our BHMP CO-JVs, we have made subordinate debt and equity investments in certain Property Entities that are developing high quality multifamily communities. These Property Entities usually borrow money at the senior loan level from a chartered financial institution and at the mezzanine loan level from our BHMP CO-JVs to finance the development activities. As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administrative actions by federal bank regulators, such as the FDIC or Office of Thrift Supervision ("OTS"), due to a lack of required capital. Some of these senior lenders may become insolvent, enter into receivership or otherwise become unable to fulfill their respective financial obligations to the Property Entities that are developing the multifamily communities in which we have invested. Should a senior lender fail to meet its funding obligations, the development project could suffer from significant delays and additional expenses, which could adversely impact our investment in such project. As we and our affiliates are not parties to the senior loans, we will be unable to take direct action against these senior lenders to compel them to honor their financial obligations. Furthermore, if a senior lender becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce our rights under the applicable intercreditor agreement to cure defaults by the borrower under the senior loan or to purchase the senior loan in the event of default by the borrower.

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

We and the other public Behringer Harvard-sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

        Historically, the public programs sponsored by affiliates of our advisor have experienced losses during the early periods of their operation. Many of these losses can be attributed to the initial start-up costs and operating expenses incurred prior to purchasing properties or making other investments that generate revenue. In addition, depreciation and amortization expenses substantially reduce income. We may face similar circumstances during the early period of our operations. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

        We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

        To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

General Risks Related to Investments in Real Estate

Recent and ongoing global economic concerns may adversely affect our operating results and financial condition.

        During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect:

  1.
  the value of our investments and the investments of our unconsolidated joint ventures;

  2.
  the availability or the terms of financing that we and our unconsolidated joint ventures may anticipate utilizing or that may be utilized by the owners of the multifamily development projects in which we are an equity owner or junior lender or both;

  3.
  our ability and the entities in which we have invested to make principal and interest payments on, or refinance, any outstanding debt when due; and

  4.
  the ability of our current residents to enter into new leases or satisfy their current rental payment obligations under existing leases and the ability of future residents to enter into leases during the lease-up stage of newly completed multifamily development projects.

        Market disruptions could also affect our operating results and financial condition as follows:

        Debt and Equity Markets.    The commercial real estate debt markets have recently experienced volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital widened significantly as investors demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings continue to increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) has led to a decline in real estate values generally; (2) slowed real estate transaction activity; (3) reduced the loan to value upon which lenders are willing to extend debt; and (4) resulted in difficulty in refinancing debt as it becomes due. A continuation of this trend may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the recent turmoil in the debt markets has negatively impacted the ability to raise equity capital.

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

        Government Intervention.    The pervasive and fundamental disruptions that the global financial markets have undergone has led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. There is likely to be increased regulation of the financial markets that could have a material impact on our operating results and financial condition.

After increasing throughout 2008, capitalization rates in major U.S. markets for multifamily communities appeared to be stabilizing towards the end of 2009. However, a prolonged economic slowdown could lead to further increases which could cause our investments to decline in value. On the other hand, if capitalization rates stabilize or decrease, it may be more challenging for us to find attractive income-producing investment opportunities.

        In connection with the recent credit market disruptions and economic slowdown, there is evidence that capitalization rates in major U.S. markets for multifamily communities rose in 2008 and the first half of 2009. Although such capitalization rates appeared to have stabilized towards the end of 2009, a prolonged economic slowdown could lead to further increases. Increases in capitalization rates (the rate of return immediately expected upon investment in a real estate asset) reflect declines in the pricing of those assets upon sale. As a result of recent capitalization increases and in the event of further increases, we would expect that if we were required to sell our existing investments into such market, we could experience a substantial decrease in the value of our investments and those of our unconsolidated joint ventures. As a result, to the extent we may be required to test the current market, we may not be able to recover the carrying amount of our investments or the investments in our unconsolidated joint ventures. Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.

        If capitalization rates stabilize or decrease, we would expect the value of our current investments to hold steady or even increase. However, in such an environment it may be more difficult for us to find attractive income-producing investment opportunities. This challenge may be exacerbated if the cost of debt financing increases as well, as our ability to leverage returns through the use of debt financing will be negatively affected.

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

        Since 2007, the vacancy rates for multifamily communities have increased as rising joblessness reduced demand while supply components increased, particularly so-called shadow rental alternatives from unsold condominiums and single-family residences. These factors have contributed to lower rental rates. If employment levels do not improve, our results of operations, financial condition and ability to make distributions to you may be adversely affected.

Recent disruptions in the financial markets could adversely affect the multifamily property sector's ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us.

        Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite recent additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios.

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. In fact, we and our Co-Investment Ventures secured approximately $172.4 million in Fannie Mae and Freddie Mac financing from November 2009 through February 2010. However, if new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; and (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets.

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

  •
  residents' perceptions of the safety, convenience, and attractiveness of our properties and the neighborhoods where they are located; and

  •
  our ability to provide adequate management, maintenance, and insurance.

        In addition, local conditions in the markets in which we own or intend to own multifamily communities or in which the collateral securing our loans is located may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

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

Short-term multifamily community leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

        We expect that substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

        The success of our real property investments often will be materially dependent on the financial stability of our residents. Lease payment defaults by residents could cause us to reduce the amount of distributions to stockholders. A default by a significant number of residents on his or her lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a substantial number of leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of our residents leasing the related real estate.

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

        We may use some or all of the offering proceeds available to us to acquire, develop and/or redevelop properties upon which we will develop multifamily communities and construct improvements. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our developer's ability to control construction costs or to build in conformity with plans, specifications and timetables. The developer's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the developer's control. Delays in completion of a multifamily community also could give residents the right to terminate preconstruction leases for apartment units at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements, with affiliates of our advisor or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of our advisor. Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. Typically, Behringer Development or its affiliates will only have a contract to acquire land and a development agreement to develop a building on the land. We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

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

We face competition from third parties, including other multifamily communities, which may limit our profitability and the return on your investment.

        The residential multifamily community industry is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily communities, which would adversely affect our operations. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors include other multifamily communities both in the immediate vicinity and the broader geographic market where our multifamily communities will be located. Overbuilding of multifamily communities may occur. If so, this will increase the number of multifamily community units available and may decrease occupancy and multifamily unit rental rates. In addition, increases in operating costs due to inflation may not be offset by increased rental rates. We may be required to expend substantial sums to attract new residents.

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

        Under arrangements managed by a subsidiary of our sponsor, we have entered into, and it is intended that we will continue to enter into, joint venture investments with PGGM in multifamily communities that are to-be-developed or in the process of being developed, or for which development has been completed for less than three years, other than residential properties for assisted living, student housing or senior housing. As of December 31, 2009, we have made joint venture investments with PGGM in substantially all of the properties and development projects in which we have invested. PGGM has committed to our sponsor to invest up to $300 million in such joint ventures (with approximately $221.9 million committed to currently existing properties and projects). As such, we expect a substantial portion of our future investments will be made through such joint ventures. We expect this investment strategy to increase the number of investments we make and the diversification of our investment portfolio. However, if PGGM does not honor its current commitment to invest up to $300 million in such joint ventures, our portfolio will not consist of as many investments or be as diverse as it otherwise would.

        In addition, under the joint venture arrangements into which we have entered, and expect to continue to enter, with PGGM, we may in certain situations call for capital contributions to be made by PGGM. This has typically been the case in the development projects in which we have co-invested with PGGM; as the development progresses, it is generally required that both we and PGGM contribute additional capital to the project. If PGGM were unwilling or unable to contribute this capital when required, the project and our investment therein could suffer due to lack of funding or delays in funding. In addition, we could, through our interest in the joint venture with PGGM, be in breach of our obligations to the other parties investing in the development project unless we were to fund PGGM's portion on its behalf or obtain alternative sources of funding. If we were to fund PGGM's portion on its behalf, we would have less capital to invest in other assets and the diversification of our portfolio would suffer. If we were unable to fund the portion of any project that PGGM is expected to, but does not, fund in accordance with the joint venture agreement, the joint venture may be unable to meet its funding obligations to the project and the value of our interest in the project may be reduced or eliminated.

        Because PGGM is a pooled investment structure, each investor investing in the structure will be responsible for its proportionate share of the capital PGGM is obligated to provide to our joint venture. We will indirectly rely on these investors to meet their obligations to PGGM so that PGGM can meet its obligations described above.

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

        Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

        Our properties and the properties underlying our investments are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended ("Disabilities Act"), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

        The multifamily communities in which we invest must comply with Title III of the Disabilities Act, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as multifamily communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

        We also must comply with the Fair Housing Amendment Act of 1988 ("FHAA"), which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

By owning age-restricted communities, we may incur liability by failing to comply with the FHAA, the Housing for Older Persons Act or certain state regulations, which may affect cash available for distributions.

        Any age-restricted communities we acquire must comply with the FHAA and the Housing for Older Persons Act ("HOPA"). The FHAA prohibits housing discrimination based upon familial status, which is commonly referred to as age-based discrimination. However, there are exceptions for housing developments that qualify as housing for older persons. The HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, the HOPA requires (i) all residents of such developments to be 62 years of age or older or (ii) that at least 80% of the occupied units are occupied by at least one person who is 55 years of age or older and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development for verification of occupancy. In addition, certain states require that age-restricted housing communities register with the state. Noncompliance with the FHAA, HOPA and state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

        We and the entities in which we invest have utilized debt financing secured by real property investments to finance acquisitions. We anticipate that we will acquire additional properties and other real estate-related assets by using existing financing, if available, or borrowing new funds. In order to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax, we may also borrow additional funds for payment of distribution to stockholders.

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. Following the investment of the proceeds to be raised in this offering, we will seek a long term leverage ratio of approximately 60% upon stabilization of the aggregate value of our assets.

        We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to our lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, since we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within four to six years after the termination of this primary offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to our stockholders than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

Our financial condition could be adversely affected by financial covenants under our credit facility.

        In March 2010, we closed on a $150.0 million credit facility. Our credit facility agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants and cross-default provision with other debt. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial return to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreement, which could have a material adverse effect on our financial condition.

        Violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit facility agreement all of which could have a material adverse effect on our results of operations and financial condition.

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

        During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Commercial real estate debt markets have experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital widened significantly as investors have demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings continue to increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

        We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest- only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

        We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

        Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.

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

        We may provide or invest in bridge loans secured by first lien mortgages on a multifamily property to borrowers who are typically seeking short-term capital to be used in an acquisition or refinancing of real estate. We may also provide or invest in bridge loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. The borrower has usually identified an undervalued multifamily asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

        In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower's ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

The mezzanine loans in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

        We have and will continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

        The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default. If our advisor determines that it is in our best interest to make or invest in mortgage, bridge, mezzanine or other loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge, mezzanine or other loans with terms that expire after the date we intend to have sold all of our properties.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

        We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the real estate-related securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments, which are discussed in this "Risk Factors" section, including risks relating to rising interest rates.

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

We may make investments in non-U.S. dollar denominated property and real estate-related securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

        We may purchase property or real estate-related securities denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. We expect that a portion of any real estate-related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

        Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

Interest rate and related risks may cause the value of our real estate-related securities to be reduced.

        Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock. Generally, when market interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We have relatively less experience investing in real estate-related securities than investing in real property, which could adversely affect our return on such investments.

        Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, collateralized mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests. As of December 31, 2009, we own directly or through joint venture arrangements a limited number of mezzanine loans made to the owners of various development projects. In cases where our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates have relatively less experience than in other areas, such as with respect to domestic real property, our advisor may employ persons, engage consultants or partner with third parties that have, in our advisor's opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

        We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company's stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer—time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

        CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

        In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security's effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

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

        Behringer Development, an affiliate of our advisor, or its affiliates ("Behringer Harvard Exchange Entities") regularly enter into transactions that qualify for like-kind exchange treatment under

Section 1031 of the Internal Revenue Code. Section 1031 tenant-in-common transactions ("Section 1031 TIC Transactions") are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code ("1031 Participants"). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing: (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity's cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans. Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. In certain Section 1031 TIC Transactions it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available to us for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

        We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a "prohibited transaction" under the Internal Revenue Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders. The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange. We may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests. In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction. Any alleged failure by us to comply with these requirements could expose us to risks of litigation. Any amounts we are required to expend in defending claims brought against us will reduce the amount of funds available for us to invest in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

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

  •
  the risk that a co-tenant may be in a position to take action contrary to our instructions, requests or to our policies or objectives;

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

        Specifically, several tenant-in-common investment programs have not benefited from expected leasing improvements. Behringer Harvard Holdings has provided support for some of these programs in the form of leases for vacant space and other payments. In addition, the Beau Terre Office Park tenant-in-common program underperformed relative to projections that were based on seller representations that Behringer Harvard Holdings now believes to be false. With respect to this program, Behringer Harvard Holdings has completed a settlement with the investors to support their returns and is pursuing a claim against the former on-site property manager and others on behalf of the stockholders and itself. In addition, in November 2007, Behringer Harvard Holdings and the investors completed a settlement with the seller and its agent.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

        In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

        Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. We cannot assure you that we will satisfy the REIT requirements in the future.

        If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.

        Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect your return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

        It is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Internal Revenue Code. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.

        If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary ("TRS"), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisers that the disposition should not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

        As a REIT, the value of the non-mortgage securities we hold in TRSs may not exceed 25% of the total value of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than real estate-related assets. Distributions paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

Certain fees paid to us may affect our REIT status.

        Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

Equity participation in mortgage, bridge and mezzanine loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

        If we participate under a loan in any appreciation of the properties securing the loan or its cash flow and the Internal Revenue Service characterizes this participation as "equity," we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT.

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

In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.

        Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

We may be disqualified from treatment as a REIT if a joint venture entity elects to qualify as a REIT and is later disqualified from treatment as a REIT.

        As part of our joint ventures, such as our joint ventures with our BHMP Co-Investment Partner or future joint ventures with any other Behringer Harvard-sponsored investment program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our BHMP Co-Investment Partner. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with the BHMP Co-Investment Partner or other joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available. If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders, and there would be a negative impact on our operations and our stockholders' investment in us.

A subsidiary REIT may become subject to state taxation.

        Certain states are currently considering whether to tax captive REITs, such as the subsidiary REITs. If any subsidiary REIT becomes subject to state taxation, that subsidiary REIT's results of operations could be negatively affected.

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

        In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

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

        There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

  •
  your investment is consistent with your fiduciary obligations and other under ERISA and the Internal Revenue Code;

  •
  your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

  •
  your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

  •
  your investment in our shares, for which no public trading market exists, is consistent with the liquidity needs of the plan or IRA;

  •
  your investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

  •
  you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

  •
  your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

        Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

  Description of Properties and Real Estate-Related Assets

        We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures. Our investment criteria, analysis and strategies are substantially the same under either ownership structure. We do expect the proportion of wholly owned multifamily communities to increase over time. As of December 31, 2009, we had three wholly owned multifamily communities, one note receivable and 17 investments in unconsolidated real estate joint ventures. As of December 31, 2008, we had ten investments in unconsolidated real estate joint ventures and no wholly owned multifamily communities.

        All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs. Our ownership interest in each BHMP CO-JV is generally 55%; however, the BHMP Co-Investment Partner may elect a smaller interest than 45%. Regardless of our ownership interest, we, through an indirect wholly owed subsidiary, are the manager of each of the BHMP CO-JVs. As of December 31, 2009, each BHMP CO-JV has two members, and each BHMP CO-JV member possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV's ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital. Investments in other Co-Investment Ventures may be on other terms. We are not limited to BHMP CO-JVs, and we may choose other joint venture partners or investment structures.

        Our wholly owned multifamily communities have been and are generally expected to be accounted for on the full consolidation basis of accounting. When consolidated, we will report 100% of their revenues and expenses and their assets and liabilities, recording a net amount for the noncontrolling interest. In addition, each BHMP CO-JV has been and any new Co-Investment Ventures will be evaluated for consolidation or equity method accounting. With respect to our existing BHMP CO-JVs, as a result of the equal substantive participating rights possessed by each partner, no single party controls each BHMP CO-JV. Accordingly, we account for each BHMP CO-JV using the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost, including acquisition costs, and subsequently increased (decreased) for our share of net income

(loss), including eliminations for our share of inter-company transactions and reduced when distributions are received. Accordingly, there are significant differences in the financial presentation between wholly owned and equity method investments.

        The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of December 31, 2009. The investments are categorized based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2008.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

  •
  Developments are communities currently under construction and leasing activity has not commenced.

        Occupancy data is presented upon stabilization of the property.

Investments in Real Estate

	Location	Purchase date	Units	Occupancy rate	Total real estate, net (in millions)
Stabilized / Non-comparable:
The Gallery at NoHo Commons(1)	Los Angeles, CA	3rd Quarter 2009	438	90%	$106.0
Mariposa Loft Apartments	Atlanta, GA	3rd Quarter 2009	253	91%	27.9
Grand Reserve Orange	Orange, CT	4th Quarter 2009	168	92%	25.1

			859		$159.0

Investments in Unconsolidated Real Estate Joint Ventures(2)

	Location	Acquisition, completion, or estimated future completion date	Units	Occupancy rate	Our investment in unconsolidated real estate joint venture (in millions)
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk(2)(3)	Johns Creek, GA	3rd Quarter 2007	210	93%	$4.0
Stabilized / Non-comparable:
Halstead(4)	Houston, TX	2nd Quarter 2009	301	90%	3.4
Waterford Place(4)	Dublin, CA	3rd Quarter 2009	390	92%	11.0
Burrough's Mill Apartment Homes(4)	Cherry Hill, NJ	3rd Quarter 2009	308	92%	8.1
Calypso Apartments and Lofts(4)	Irvine, CA	4th Quarter 2009	177	89%	27.4
Lease ups:
The Eclipse(4)(5)	Houston, TX	2nd Quarter 2009	330	N/A	19.7
Forty55 Lofts(4)	Marina del Rey, CA	3rd Quarter 2009	140	N/A	26.2
Cyan/PDX(2(4)(6)	Portland, OR	4th Quarter 2009	352	N/A	46.2
San Sebastian(4)	Laguna Beach, CA	4th Quarter 2009	134	N/A	19.9
55 Hundred(3)(6)(7)(8)	Arlington, VA	1st Quarter 2010	234	N/A	23.6
Bailey's Crossing(3)(8)(9)	Alexandria, VA	2nd Quarter 2010	414	N/A	29.8
Equity and Loan Investments
Lease ups:
The Venue(8)(10)	Clark County, NV	4th Quarter 2009	168	N/A	4.5
Satori(6)(8)(10)	Fort Lauderdale, FL	1st Quarter 2010	279	N/A	12.3
Developments:
Skye 2905(6)(8)(10)	Denver, CO	4th Quarter 2010	400	N/A	12.9
Veritas(8)(10)	Henderson, NV	1st Quarter 2011	430	N/A	14.9
Loan Investments
Lease ups:
Grand Reserve(8)(11)	Dallas, TX	1st Quarter 2010	149	N/A	5.1
The Cameron(6)(8)(11)	Silver Spring, MD	2nd Quarter 2010	325	N/A	10.9

			4,741		$279.9

		Total Units	5,600

(1)
Purchase price of The Gallery at NoHo Commons was $96.0 million, before normal closing costs and prorations.

(2)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%) and Cyan/PDX (70%).

(3)
Equity investment in a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(4)
Equity investment wholly owned by a BHMP CO-JV.

(5)
Through November 12, 2009, the BHMP CO-JV had an equity investment in a Property Entity that included a third party developer. Subsequent to November 12, 2009, the BHMP CO-JV wholly owned the multifamily community.

(6)
Includes retail space, where the total approximate square footage of retail space of gross leasable area ("GLA") for all these investments totals 34,540 square feet, approximately 2% of total rentable area.

(7)
Through November 23, 2009, the BHMP CO-JV had a mezzanine loan investment and an equity interest in a Property Entity that included a third party developer. Subsequent to November 23, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted to an equity investment.

(8)
Equity interest in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy sell rights and/or right of BHMP CO-JV to convert mezzanine loan to equity in the property.

(9)
Through November 30, 2009, the BHMP CO-JV had a mezzanine loan investment in a Property Entity owned by a third-party developer. Subsequent to November 30, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted into an equity investment.

(10)
Mezzanine loan investment and equity investment by a BHMP CO-JV in a joint venture with unaffiliated third parties.

(11)
Mezzanine loan investment by a BHMP CO-JV.

Item 3.    Legal Proceedings.

        We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2009. This basis for this valuation is the gross offering price of a share of our common stock in the Initial Public Offering. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We expect that after 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, the estimated value we provide for our common stock will be based on valuations of our properties and other assets.

Holders

        As of February 28, 2010, we had approximately 66.1 million shares of common stock outstanding held by a total of approximately 18,000 stockholders.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period. Accordingly, distributions may be paid in anticipation of cash flow that we expect to receive during a later period in order to make distributions relatively uniform. In light of the recent pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. If financial and real estate market conditions continue to worsen, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Until proceeds from our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our Initial Public Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        The cash distributions paid for the years ended December 31, 2009 and 2008 were approximately $11.5 million and $5.7 million, respectively. Distributions funded through the issuance of shares under our DRIP for the years ended December 31, 2009 and 2008 were approximately $8.8 million and $0.2 million, respectively. For the years ended December 31, 2009 and 2008, cash flow from operating activities was approximately $0.2 million and $2.4 million, respectively. For the years ended December 31, 2009 and 2008, cash amounts distributed to stockholders exceeded cash flow from operating activities by $11.3 million and $3.3 million, respectively. Such differences were funded from proceeds from our Initial Public Offering.

        Distributions for the years ended December 31, 2009 and 2008 were as follows (in millions, except per share amounts):

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$3.9	$3.9	$7.8	$0.0	$8.7	$0.176
Third Quarter	3.2	2.7	5.9	(1.5)	6.5	0.176
Second Quarter	2.5	1.6	4.1	1.1	4.6	0.175
First Quarter	1.9	0.6	2.5	0.6	2.9	0.165

Total	$11.5	$8.8	$20.3	$0.2	$22.7	$0.692

	Distributions Paid
2008	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$1.8	$0.2	$2.0	$0.3	$2.4	$0.164
Third Quarter	1.3	—	1.3	0.6	1.3	0.093
Second Quarter	1.3	—	1.3	0.7	1.3	0.092
First Quarter	1.3	—	1.3	0.8	1.3	0.092

Total	$5.7	$0.2	$5.9	$2.4	$6.3	$0.441

        The amount by which our distributions paid exceeded cash flow from operating activities has recently increased due to (a) acquisition expenses included in cash flow from operating activities in 2009, (b) a higher distribution rate and (c) increased proceeds raised from our initial public offering (which resulted in additional shares on which distributions are paid). Acquisition expenses included in cash flow from operating activities for the year ended December 31, 2009 were $3.4 million and were funded from the proceeds from our offerings. We did not incur any expensed acquisition costs in 2008. Prior to 2009, generally accepted accounting principles ("GAAP") provided for the capitalization of acquisition costs and the costs were not included in the cash flow from operating activities section of the statement of cash flows.

        In addition, in March 2009, our board of directors increased our distribution rate from an annual effective rate of 6.5% to 7.0%. The yield is calculated assuming a stockholder paid $10.00 for each share of stock that he or she owns. For the year ended December 31, 2008, we had an annual effective distribution rate of 4%, based on the most recent price of shares in our Private Offering, which closed in December 2007, at $9.25 per share.

        We believe that the increased distribution rate is reflective of the current changes in the market for investments suitable for our portfolio, available financing, and the opportunities to create a sustainable return after we complete our offerings and deploy the capital raised from our offerings in such investments. Under the current economic conditions, we expect to be able to capitalize on attractive acquisition opportunities from distressed owners suffering from lack of liquidity and more conservative capital markets. We believe these situations have and will continue to create opportunities to invest in equity and debt investments at more attractive prices and therefore higher current yields. In addition, the continuing availability of financing in the multifamily sector through Fannie Mae, formerly known as the Federal National Mortgage Association, and Freddie Mac, formerly known as the Federal Home Loan Mortgage Corporation, is expected to provide us the ability to leverage many of our multifamily community investments at favorable financing rates and attractive spreads to the underlying capitalization rates, allowing us the opportunity to diversify our investments and enhance stabilized income and capital appreciation.

        Over the long term, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned properties prior to deductions for acquisition expenses. However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio, financing terms and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities. During 2009, 2008 and 2007, the approximate portion of our distributions that were classified as return of capital for federal income tax purposes was approximately 78%, 34% and 76%, respectively.

Recent Sales of Unregistered Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

        In connection with our initial capitalization, on August 4, 2006, we issued 1,249 shares of our common stock to Behringer Harvard Holdings for $8.01 per share. In addition, on November 28, 2007, we issued 23,720 additional shares of our common stock to Behringer Harvard Holdings for $8.01 per share and 1,000 shares of our convertible stock to the Advisor for $1 per share. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. We issued these shares of common stock and convertible stock in private transactions exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

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

Use of Proceeds from Registered Securities

        On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering our Initial Public Offering of up to 250,000,000 shares of common stock, was declared effective under the Securities Act. Our Initial Public Offering commenced on September 5, 2008 and is ongoing. The Initial Public Offering will terminate on September 2, 2010. However, our board of directors may extend the Initial Public Offering for an additional year. We may reallocate the shares of common stock being offered between the primary offering and the distribution reinvestment plan. Our board of directors has the discretion to extend the offering period for the shares offered under the DRIP up to the sixth anniversary of the termination of the primary offering.

        We are offering a maximum of 200,000,000 shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 50,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share. Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of the Initial Public Offering. As of December 31, 2009, we had sold approximately 43.1 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $430.4 million.

        From the commencement of the Initial Public Offering through December 31, 2009, we incurred expenses of approximately $55.5 million in connection with the issuance and distribution of the registered securities pursuant to the offering, all of which was paid to our Advisor.

        From the commencement of the Initial Public Offering through December 31, 2009, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $374.9 million. From the commencement of the Initial Public Offering through December 31, 2009, we had used approximately $287.4 million of such net proceeds to purchase interests in real estate, net of related debt financing. Of the amount used for the purchase of these investments, $8.0 million was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.

Share Redemption Program

        Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon the death or "qualifying disability" (as defined in the share redemption program) of the stockholder or requests for redemption sought upon a stockholder's confinement to a long-term care facility (collectively referred to herein as "Exceptional Redemptions") and all other redemptions (referred to herein as "Ordinary Redemptions"). The purchase price for shares redeemed under the redemption program is set forth below.

        In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions. For more information about our valuation policy, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

        In the case of Exceptional Redemptions, the purchase price per share will be equal to: (1) prior to the first valuation conducted by our board of directors or a committee thereof under the valuation policy, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our assets; or (2) on or after the first valuation conducted by our board of directors or a committee thereof under the valuation policy, the most recently disclosed valuation, provided, however, that the purchase price per share may not exceed the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our assets.

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

        Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement applicable to exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder's IRA or with respect to shares purchased under or through our distribution reinvestment plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program. If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor. Our advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period. Provided that a request for an Exceptional Redemption is made within one year of the event giving rise to eligibility for an Exceptional Redemption, we will waive the one-year holding requirement (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the qualifying disability of a stockholder or upon a stockholder's confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

        During the fourth quarter ended December 31, 2009, we redeemed and purchased shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	69,013	8.76	69,013		(1)

	69,013	$8.76	69,013		(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our Advisor and its affiliates. We account for this plan under the modified prospective method of Accounting Standards Codification ("ASC") 718-10 "Share-Based Payment." In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior period amounts were not restated. The tax benefits associated with these share-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations. We have issued a total of 6,000 shares of restricted stock to our independent directors as of December 31, 2009. For additional information regarding securities authorized for issuance under our equity compensation plan, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" of this Annual Report on Form 10-K.

Convertible Stock

        Our authorized capital stock includes 1,000 shares of convertible stock, par value $0.0001 per share. We have issued all of such shares to our Advisor. No additional consideration is due upon the conversion of the convertible stock. There will be no distributions paid on shares of convertible stock. The conversion of the convertible stock into common shares will result in dilution of the stockholders' interests.

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

        Upon the occurrence of (A) our making total distributions on the then outstanding shares of our common stock equal to the issue price of those shares (that is, the price paid for those shares) plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares; or (B) the listing of the shares of common stock for trading on a national securities exchange, each outstanding share of our convertible stock will convert into the number of shares of our common stock as described below. Before we will be able to pay distributions to our stockholders equal to the aggregate issue price of our then outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares, we expect we will need to sell a portion or possibly all of our investments. Thus, the sale of one or more investments will be a practical prerequisite for conversion under clause (A) above.

        Upon the occurrence of either such triggering event, each share of convertible stock shall, unless our advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) the value of the company (determined in accordance with the provisions of the charter and summarized in the following paragraph) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by (B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion. In the case of conversion upon the listing of our shares, the conversion of the convertible stock will not occur until the 31st trading day after the date of such listing. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to either such triggering event described in the foregoing paragraph (an "advisory management agreement termination"), then upon either such triggering event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our Advisor.

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

Item 6.    Selected Financial Data.

        We were formed on August 4, 2006 and began making real estate investments in April 2007. Our investments include wholly owned investments and investments made through Co-Investment Ventures, all of which are currently BHMP CO-JVs. The multifamily communities in which we have invested include both operating and income producing multifamily communities and multifamily communities in various stages of development or lease up. The following table lists the number of investments classified either as multifamily communities that are (i) stabilized operating communities or (ii) in development or lease up as of December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Operating	8	1	1
Development or lease up	12	9	7

	20	10	8

        We had no wholly owned multifamily communities prior to 2009, and for consolidated financial statement presentation purposes, there was no consolidated reporting of multifamily real estate assets and related liabilities or revenues during these earlier periods. Accordingly, the following selected financial data for 2009 presented below reflects significant increases in many categories as compared with prior years. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
Balance Sheet Data:	2009	2008	2007	2006
Cash and cash equivalents	$77.5	$23.8	$53.4	$—
Real estate, net	$159.0	$—	$—	$—
Investments in unconsolidated real estate joint ventures	$279.9	$96.5	$60.1	$—
Total assets	$525.7	$120.9	$115.4	$—
Debt	$51.3	$—	$—	$—
Total liabilities	$74.7	$8.5	$2.0	$—
Total Stockholders' equity	$451.0	$112.4	$113.4	$—

	For Year Ended			For the period from August 4, 2006 (date of inception) through December 31, 2006
Operating Data:	2009	2008	2007
Rental revenues	$4.1	$—	$—	$—
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(0.2)	$4.3	$0.8	$—
Interest income	$1.1	$0.9	$0.3	$—
Acquisition expenses(1)	$(3.4)	$—	$—	$—
Net income (loss)	$(8.3)	$2.6	$(0.2)	$—
Basic and diluted income (loss) per share	$(0.26)	$0.18	$(0.08)	$(11.25)
Distributions declared per share(2)	$0.69	$0.44	$0.34	$—

	For Year Ended			For the period from August 4, 2006 (date of inception) through December 31, 2006
Cash Flow Data:	2009	2008	2007
Cash provided by operating activities(3)	$0.2	$2.4	$0.2	$—
Cash used in investing activities	$(341.0)	$(35.4)	$(60.8)	$—
Cash provided by financing activities	$394.5	$3.4	$113.9	$—

	For Year Ended			For the period from August 4, 2006 (date of inception) through December 31, 2006
Other Information:	2009	2008	2007
MFFO(4)	$4.3	$3.7	$0.3	$—

(1)
Prior to 2009, under GAAP, acquisition costs were capitalized and generally not expensed.

(2)
We paid our first distribution in July 2007.

(3)
Included as a deduction to cash flow provided by operating activities in 2009 is $4.9 million of acquisition expenses, including our share for equity in earnings of investments in unconsolidated real estate joint ventures. Prior to 2009, acquisition expenses were classified within investing activities.

(4)
We believe that modified funds from operations, or MFFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. MFFO is a non-GAAP performance financial measure. MFFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. MFFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. For a description of how we calculate MFFO, see Item 7, "Management Discussion of and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

        We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of December 31, 2009, all of our investments have been in high quality development and operating multifamily communities located in the top 50 MSAs in the United States.

        Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring high quality multifamily communities that will produce rental income and will appreciate in value within our program's targeted life. We intend to acquire a diversified portfolio of core and more opportunistic assets on our own or through Co-Investment Ventures, using multiple strategies. These strategies may include acquisitions of existing stabilized assets, assets that may benefit from enhancement or repositioning and development assets. Further, we may invest in other types of commercial real estate, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, warehouses and distribution facilities and motel and hotel properties. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or acquire investments in mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common ("TIC") interests (including those issued by programs sponsored by Behringer Harvard Holdings, LLC), or in entities that make investments similar to the foregoing. As of December 31, 2009, we have not made any international investments. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. We will not make international investments until one of our independent directors has at least three years of relevant experience acquiring and managing such international investments.

        As of December 31, 2009, we own three wholly owned multifamily investments, 17 investments in Co-Investment Ventures and one wholly owned note receivable. As discussed below, we plan to utilize available Co-Investment Ventures as a funding source when it is an effective structure for the investment. We intend to fund these investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities.

        As of December 31, 2009, each of our investments made through Co-Investment Ventures has been made with the BHMP Co-Investment Partner through BHMP CO-JVs, as described in Item 1, "Business—Co-Investment Ventures" in this Annual Report on Form 10-K. Two of our 17 BHMP CO-JVs have made only mezzanine or mortgage loan investments in Property Entities that are developing multifamily communities. Eight investments are indirectly wholly owned by the BHMP CO-JVs. The remaining seven BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, entities that own one real estate operating property or development project. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which serve as general or limited partners and are generally subsidiaries of commercial developers which were organized to own, construct, and finance only one particular real estate project.

Each of these BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation and 11 of the 15 BHMP CO-JVs are reported on the consolidated basis of accounting.

        We believe our strategy of investing through Co-Investment Ventures will allow us to increase the number of our investments, thereby increasing our diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investment opportunities. We also believe partnerships with high quality institutional entities, such as PGGM, enhances the valuation of our portfolio. We intend to continue to invest through BHMP CO-JVs in operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, excluding residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner and may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We may also pursue direct investments consistent with our investment policies.

        In 2009, PGGM has increased its commitment under the partnership agreement of the BHMP Co-Investment Partner to $300 million. Until the funding commitment from PGGM of $300 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PGGM and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs. Generally, the BHMP Co-Investment Partner will co-invest in a BHMP CO-JV with a 45% equity interest and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations. Our strategy is to utilize these combined funds to invest in Property Entities which may include other third parties, generally developers investing in multifamily communities. For equity investments, the partners to these Property Entities will then include a BHMP CO-JV and the developer partner, although there could be other third-party participants.

        Each Property Entity arrangement with an unaffiliated developer is unique and heavily negotiated, but we will generally seek the following provisions:

        For development stage investments:

  •
  Completion Guarantees—The developer provides us with a guarantee of completion and costs from a dedicated entity with cash, real estate and/or securities. This entity is typically not the developer entity or the Property Entity, but what is referred to as "the guarantee entity." We believe that this guarantee is an important mitigant to the risk of completion of developments in excess of budgeted costs.

  •
  Developer Fee Subordination—We negotiate fee deferrals at various levels. The fees, usually developer fees for managing the development, are deferred and only received by the developer after we have recouped certain of our investments, which may include our mezzanine loan and any accrued and unpaid interest, equity investment and preferred return.

  •
  Cost Overrun Protection—Generally, we will seek to mandate that any cost overruns, including those due to delayed completions, be borne by the developer or other capital partners, which essentially reduces their share of net profit from development to the extent of any such overrun. Because this potential profit is a significant source of compensation to the developer, the developer is highly motivated to remain on budget.

        For operating and development stage investments:

  •
  Equity Subordination—We will seek to require the other partners to provide an equity investment that is subordinate to our investment. In these instances, some or all of our returns will take priority to the other partners' equity.

  •
  Hurdle Returns—We will seek to receive certain minimum returns before the other partners participate in operating cash flow or residual profits from a sale or other capital events. In these instances we may receive a preferred return on our capital investment or require that our capital investment earn a minimum required internal rate of return.

  •
  Joint Funding Protection—Although our structures do not require that any of the partners fund capital calls for development or operating deficits, we seek to include higher preferred returns on these types of capital contributions. As we may have more incentive to keep the project funded, if the other partners do not contribute pro-rata with us, then these higher preferred returns, which are generally the first allocation of distributable cash, would significantly dilute non-contributing partners.

        As discussed further in the "Results of Operations" section below, during 2009 two BHMP CO-JVs restructured their respective investments with Fairfield Residential LLC, a real estate operating and development company. In these restructurings, the BHMP CO-JV was able to achieve a senior equity position with preferred returns of 14% on a portion of our contributed capital while also obtaining control of the multifamily communities by becoming general partner of the respective Property Entity.

        We believe these specific terms and the general provisions noted above will help us achieve our return objectives and help mitigate certain of the real estate project risks. However, not all of these provisions will necessarily be included in each Property Entity arrangement and there is no assurance we will achieve those objectives.

        Our multifamily community acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. We believe these types of investments are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring properties and other real estate assets that provide us with broad geographic diversity.

        Investments in multifamily communities have benefited from the changing demographic and residential finance trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standard for home buyers. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably. Demand for multifamily communities is also affected by changes in financial markets where changes in underwriting have affected the cost, availability and affordability of financing for purchase of single family homes. In the near term, we believe these trends will be favorable for multifamily demand as the key demographic population increases and single family housing options become more restrictive.

        During the past two years, real estate markets have continued to experience unusual volatility and uncertainty. Based on research reports by real estate advisory firms, the going-in capitalization rate ("cap rate") for all property types increased from 6.5% in 2007 to 8.4% in early 2009 (the cap rate is the property's net operating income divided by its purchase price). A national index of the total return for all publicly traded REITs fell approximately 70% from a high in 2006 through 2008. For multifamily investments, sales volumes and sales prices have declined since 2007. During this period, the vacancy rate for multifamily communities also continued to increase as rising joblessness reduced demand while supply components increased, particularly so-called shadow rental alternatives from unsold condominiums and single-family residences.

        However, we are seeing indications that many general economic and multifamily market trends have bottomed out, although improvements are still uneven and recovering slowly. After four consecutive quarters of GDP contractions, the U.S. economy grew at an annualized rate of 2.2% and 5.7% in the third and fourth quarters of 2009, respectively. A large part of the growth was related to short-term inventory purchases, but for the first time since 2005, residential construction was a contributing factor in the GDP increase. Furthermore, there was growth in the key sectors related to consumer spending, exports and equipment purchases, where consumer sentiment and industrial production are all trending higher. Employment data in 2009 showed that initial job claims and nonfarm payroll job losses have dramatically slowed. The November 2009 report was the first to show positive job growth since December 2007 and the January 2010 report showed the first drop in unemployment in seven months. Although the reports indicated increases in the key predictive trends of temporary workers and average hours worked, job creation is still very weak. In the real estate sectors, several housing markets, in particular California, are reporting increased demand and lower inventories and single family housing permits were up in both November and December 2009. However, home prices in most markets are still falling even with the extension of the home buyer tax credits to June 2010. In the multifamily sector, although still at recent lows, the value of closed sales is up over 50% during 2009. This has occurred even as sellers have increased their average per-unit offer price since the second quarter of 2009. We believe the improvement of the ratio of multifamily communities held for sale to the number of communities actually sold to be an early sign of improving multifamily fundamentals. In our markets, we are seeing indications that sellers are increasing their price expectations. However, multifamily occupancy and rental growth are primarily driven by job growth. While many of the factors noted above are encouraging, rental growth may slow until the economic recovery is able to produce job growth at a sustainable rate.

        Certain real estate capital markets sectors are still experiencing disruption due to liquidity and re-pricing issues. Through 2007, a significant portion of real estate financing was funded through CMBS financing. This market has ceased to operate at anywhere near these prior levels and it is reported by mortgage tracking advisors that approximately $250 billion of CMBS debt is coming due by 2013, with approximately 20% of all commercial real estate debt coming due during this period. Banks and thrifts hold the majority of commercial real estate debt, but they may not have the capacity to increase their share due to their own capital constraints. Accordingly, liquidity has tightened in most financial markets, including investment-grade debt, commercial and construction real estate financing and equity capital markets. The availability and the resulting terms for acquisition financing and refinancing of existing mortgages have been significantly affected by this tightening in the capital markets. In general, we expect leverage availability to be lower with greater emphasis on recourse to the borrower and principal amortization. However for multifamily investments, we believe financing options are better, particularly for high quality, well-capitalized investments. Accordingly, we believe with the proceeds from our offerings we have the capital to meet these requirements. In addition, government-sponsored entities such as Fannie Mae and Freddie Mac ("GSEs") have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector. During 2009 and the first three months of 2010, we and five of our BHMP CO-JVs completed eight financings with GSEs totaling $261.6 million at a weighted-average interest rate of 4.9%. Although there can be no assurance that the GSEs or comparable financing will continue to be available or available at these rates, these are positive terms in our investment strategy.

        With our access to capital, including the proceeds from our Initial Public Offering, available multifamily financing and the potential for additional joint venture investments with the BHMP

Co-Investment Partner or other parties, we believe we have the capital resources, relationships and experience to be competitive in these markets. With our strategy of investing in high quality multifamily communities in fundamentally sound long-term markets, we also believe our investments will be well positioned to perform over our expected holding period. A strong positive from the current macro economic conditions is that there is limited new supply of multifamily assets. As the economy improves, particularly in job growth and specifically in the demographic sectors which have a relatively higher proportion of multifamily residents, we expect renter demand and effective rent to increase in multifamily investments. However, we do expect a slow recovery in employment and a consequential lag in vacancy improvements, so we may experience a decrease in net operating income in the interim, which may affect certain investment values and cash flow.

        The deterioration of the capital markets has also affected the liquidity and pricing of mezzanine loans. Spreads on these loans have widened dramatically with limited secondary markets. We believe this market condition has not materially affected our mezzanine and mortgage portfolio due to our strategy of investing in loans based on the quality of the underlying real estate, the security and collateral backing the loans, our investment structures (which allow us the option to convert our loan investments into equity ownership) and our intent and ability to hold these loans to maturity.

        We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio. As of December 31, 2009, we sold a total of approximately 43.1 million shares of common stock and raised a total of $430.4 million in gross proceeds from our Initial Public Offering. In addition, from our Private Offering which commenced on November 22, 2006 and terminated on December 28, 2007, we sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds. We intend to leverage the proceeds from these offerings with property debt and aim for a leverage ratio of approximately 60% at the completion of our Initial Public Offering and stabilization of our portfolio. We may use various forms of debt financing, including property specific, cross collateralized pools and credit facilities. We will generally seek non-recourse financing, particularly for stabilized properties.

        We expect to meet our short-term liquidity requirements through the net cash raised from offerings and cash flow from operating activities of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering and from our current and future investments will generate sufficient cash flow to cover operating expenses and our distributions to stockholders. Also to the extent we hold unencumbered real estate investments, refinancing proceeds could be another source of capital.

Property Portfolio

        Our multifamily investments include wholly owned multifamily communities, investments in unconsolidated real estate joint ventures and a wholly owned note receivable. Each of these investments is categorized based on stages as defined below:

  •
  Stabilized/Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

  •
  Stabilized/Non-comparable are communities that have been stabilized or acquired after January 1, 2008.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

  •
  Developments are communities currently under construction and leasing activity has not commenced.

        Presented below are the carrying amounts for our wholly owned real estate investments, individual BHMP CO-JV investments and our note receivable as of December 31, 2009 and 2008. For the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide information describing the underlying investment. Also presented are the occupancy rates as of December 31, 2009, for stabilized multifamily communities, based on the number of individual units and GLA (amounts in millions):

	December 31, 2009	December 31, 2008
Wholly Owned Investments
Stabilized / Non-comparable:
The Gallery at NoHo Commons / Los Angeles, California(1)(6)	$106.0	$—
Multifamily community with 438 rental units, 90% occupancy rate as of December 31, 2009
Mariposa Loft Apartments / Atlanta, Georgia	27.9	—
Multifamily community with 253 rental units, 91% occupancy rate as of December 31, 2009
Grand Reserve Orange / Orange, Connecticut	25.1	—
Multifamily community with 168 rental units, 92% occupancy rate as of December 31, 2009

Total wholly owned investments	$159.0	$—

Investments in Unconsolidated Real Estate Joint Ventures
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Johns Creek, Georgia(2)(6)	$4.0	$4.8
Multifamily community with 210 rental units, 93% occupancy rate as of December 31, 2009 and 90% as of December 31, 2008
Stabilized / Non-comparable:
Halstead / Houston, Texas(3)	3.4	—
Multifamily community with 301 rental units, 90% occupancy rate as of December 31, 2009
Waterford Place / Dublin, California(3)	11.0	—
Multifamily community with 390 rental units, 92% occupancy rate as of December 31, 2009
Burrough's Mill Apartment Homes / Cherry Hill, New Jersey(3)	8.1	—
Multifamily community with 308 rental units, 92% occupancy rate as of December 31, 2009
Calypso Apartments and Lofts / Irvine, California(3)	27.4	—
Multifamily community with 177 rental units, 89% occupancy rate as of December 31, 2009
Lease ups:
The Eclipse / Houston, Texas(3)(4)	19.7	7.0
Low-rise multifamily community with 330 rental units
Satori / Fort Lauderdale, Florida(5)(6)	12.3	13.0
Mid-rise multifamily community with approximately 279 rental units and 11,607 square feet of GLA retail space

	December 31, 2009	December 31, 2008
Forty55 Lofts / Marina del Rey, California(3)	26.2	—
Multifamily community with 140 rental units
The Venue / Clark County, Nevada(5)(6)	4.5	5.0
Multifamily community with 168 rental units
Cyan/PDX / Portland, Oregon(3)	46.2	—
Multifamily community with 352 rental units and approximately 5,757 square feet of GLA retail space
Grand Reserve / Dallas, Texas(6)(7)	5.1	4.3
Multifamily community with 149 rental units
Bailey's Crossing / Alexandria, Virginia(2)(6)(8)	29.8	12.6
Multifamily community with 414 rental units
55 Hundred / Arlington, Virginia(2)(6)(9)	23.6	13.9
Multifamily community with 234 rental units and approximately 7,025 square feet of GLA retail space
The Cameron / Silver Spring, Maryland(6)(7)	10.9	10.9
Multifamily community with 325 rental units and approximately 7,330 square feet of GLA retail space
San Sebastian / Laguna Beach, California(3)	19.9	—
Multifamily community with 134 rental units
Developments:
Veritas / Henderson, Nevada(5)(6)	14.9	14.4
Multifamily community with 430 rental units
Skye 2905 / Denver, Colorado(5)(6)	12.9	10.6
Multifamily community with 400 rental units and approximately 2,821 square feet of GLA retail space

Total investments in unconsolidated real estate joint ventures	$279.9	$96.5

Note and Other Receivables
Grand Reserve / Dallas, Texas	$2.4	$—
Multifamily community with 149 rental units
Tax Increment Receivable	1.6	—
Due from Community Redevelopment Agency, Los Angeles, California in connection with The Gallery at NoHo Commons

	$4.0	$—

(1)
Purchase price for The Gallery at NoHo Commons was $96.0 million, before normal closing costs and prorations.

(2)
Equity investment by a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(3)
Equity investment wholly owned by a BHMP CO-JV.

(4)
Through November 12, 2009, the BHMP CO-JV had an equity investment in a Property Entity that included a third party developer. Subsequent to November 12, 2009, the BHMP CO-JV wholly owned the multifamily community.

(5)
Mezzanine loan investment and equity investment by a BHMP CO-JV in a joint venture with unaffiliated third parties.

(6)
Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(7)
Mezzanine loan investment by a BHMP CO-JV.

(8)
Through November 30, 2009, the BHMP CO-JV had a mezzanine loan investment to a Property Entity owned by a third-party developer. Subsequent to November 30, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted to an equity interest.

(9)
Through November 23, 2009, the BHMP CO-JV had a mezzanine loan investment and an equity interest in a Property Entity that included a third party developer. Subsequent to November 23, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted to an equity interest.

        The increased carrying amounts on our investments as of December 31, 2009 are largely due to acquiring three wholly owned multifamily communities made during the year for an aggregate purchase price of approximately $150.3 million, investments in seven BHMP CO-JVs of approximately $198.0 million and additional contributions on an existing wholly owned note receivable for approximately $2.4 million.

Critical Accounting Policies and Estimates

        The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures, respectively.

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management's historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities ("VIEs"), the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities are evaluated based on applicable GAAP, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

        There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses. As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For other investments, we must evaluate whether we have control of an entity, where there are judgments involved in determining if provisions in governing agreements provide protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms including their economic effect to the operations of the entity, how relevant the term is to the recurring operations of the entity and the weighing of each item to determine whether in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

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

        In accounting for notes receivable by us or our Co-Investment Ventures, there are judgments related to whether the investments are loans, investments in joint ventures or acquisitions of real estate. We evaluate whether the loans contain any rights to participate in expected residual profits, the loans provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loan nor the loans made through our BHMP CO-JVs contain a right to participate in expected residual profits. In addition, the Property Entities or project borrowers remain obligated to pay principal and interest due on the loans with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

        We assess notes receivable for impairment. Based on specific circumstances we determine the probability that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts including factors such as the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project's financial viability and other collateral; the length of time and extent of the condition; and our or the Co-Investment Venture's intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture's (all of which have been made through BHMP CO-JVs) investment in the loan and the present value of the estimated cash flows discounted at the loan's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property's fair value as a basis for the impairment.

        There are judgments involved in determining the probability for an impairment to collect contractual amounts. As these types of loans are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If loans are considered impaired, then judgments and estimates are required to determine the projected cash flows for the loan, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral.

        Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our results of operations and financial condition.

  Investments in Real Estate Joint Ventures

        As of December 31, 2009, all of our Co-Investment Ventures are BHMP CO-JVs. We are the manager of each BHMP CO-JV's affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner. In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000. As a result of the equal substantive participating rights possessed by each partner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

        When we or a BHMP CO-JV acquire a controlling interest in a business previously accounted for as a noncontrolling investment, a gain or loss is recorded for the difference between the fair value and the carrying value of the investment in the real estate joint venture and in some instances pre-existing relationships. This analysis, which is from the perspective of market participants, requires determination of fair values for investments and contractual relationships where there are no secondary markets. Accordingly, we must rely on our subjective judgments using models with the best available information. Changes in these judgments could significantly impact our results of operations and the carrying amount of our assets and liabilities.

  Real Estate

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their relative fair values. Identified intangible assets and liabilities consist of the fair value of above-market and below-market leases and in-place leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or our Advisor's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 to 35 years, using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current-market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as projected rental revenue during the expected lease up period based on then current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our Advisor on a tenant-by-tenant basis.

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

        Our Advisor makes assumptions and estimates in determining these allocations, including market rental rates, physical and economic obsolescence, lease-up periods and discount rates. A change in their assumptions could result in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense or rental income.

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

        In evaluating our investments for impairment, we make several judgments, assumptions and estimates, including, but not limited to, the projected date of disposition of our investments in real estate, the estimated future cash flows from our investments in real estate and the projected sales price of each of our investments in real estate. Recently, domestic financial and real estate markets have experienced unusual volatility and uncertainty with fewer non-distressed secondary transactions available on which to base these estimates and assumptions. Our estimates of fair value are based on information available to management as to conditions present as of the assessment date. A change in these judgments, assumptions and estimates could result in understating or overstating the book value of our investments which could be material to our financial statements.

  Fair Value

        In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, our Advisor makes assumptions and uses various estimates and pricing models, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, our Advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Results of Operations

        For the year ended December 31, 2009, we are reporting a net loss of $8.3 million, compared to net income of $2.6 million for the year ended December 31, 2008 and a net loss of $0.2 million for the year ended December 31, 2007. The overall decrease in net income in 2009 is primarily due to our acquisitions of three wholly owned multifamily communities and seven acquisitions by BHMP CO-JVs and the treatment of acquisition activities. Prior to 2009, our share of acquisition costs was capitalized to the acquisition but beginning in 2009, these acquisition costs are expensed. During 2009, our share of acquisition expenses was approximately $3.4 million. Acquisition accounting also requires that we allocate a portion of the purchase price to lease intangibles. These lease intangibles primarily relate to in-place leases and are amortized over remaining lease terms, generally a term of less than one year. Accordingly, amortization expense is higher in the period immediately following an acquisition. Further, several of the multifamily communities we have made investments in are in lease up or in development. During these periods, holding costs, amortization and depreciation expense may exceed the pre-stabilization revenues. Also contributing to the decrease are additional costs in general and administrative and asset management expenses as a result of our larger portfolio as well as a reduction in interest income due to lower interest rates on our cash equivalents. We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our stabilized real estate investments will have a higher contribution to our net income while general and administrative and asset management expenses and interest income from our cash equivalents will be proportionally less significant to our overall operating results. However, acquisition and amortization expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

        For the year ended 2008, our primary investments were BHMP CO-JV mezzanine and mortgage development loans in Property Entities, substantially through our BHMP CO-JVs. As of December 31, 2008, we and our BHMP CO-JVs made investments in nine properties under development and one operating multifamily community. Prior to 2009, we did not have any investments in wholly owned multifamily communities. During the year ended December 31, 2009, we invested in three wholly owned operating multifamily communities and seven additional multifamily communities through BHMP CO-JVs. With these acquisitions, we are reporting rental revenues and operating costs as well as real estate assets and liabilities on a consolidated basis for the first time for the year ended December 31, 2009.

        Accordingly, many of our results for the year ended December 31, 2009 are not directly comparable to the year ended December 31, 2008 or 2007, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

  Fiscal year ended December 31, 2009 as compared to fiscal year ended December 31, 2008

        Rental Revenues.    Rental revenues for the year ended December 31, 2009 were approximately $4.1 million. These rental revenues are from our three wholly owned multifamily communities acquired in 2009. We expect continued increases in these revenues as a result of owning these properties for a full year and our expected acquisitions of additional real estate investments. We did not have any wholly owned real estate assets in 2008 and consequently did not have any rental revenue in 2008.

        Property Operating and Real Estate Expenses.    These expenses were approximately $1.1 million and are from our wholly owned multifamily communities acquired in 2009. We expect continued increases in these expenses as a result of owning these properties for a full year and our expected acquisitions of additional real estate investments. We did not have any wholly owned real estate assets in 2008 and consequently did not have any property operating expense in 2008.

        Asset Management and Other Fees.    Asset management fees for the years ended December 31, 2009 and 2008 were approximately $2.1 million and $0.9 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place. Accordingly, the increase is due to the timing and funded amounts of our investments for 2009 compared to 2008. We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

        General and Administrative Expenses.    General and administrative expenses for the years ended December 31, 2009 and 2008 were approximately $3.2 million and $1.6 million, respectively, and included corporate general and administrative expenses incurred and reimbursable, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The significant increase in the expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due to higher administrative costs related to our Initial Public Offering which occurred in September 2008. The increase included higher corporate legal and accounting reimbursements to our Advisor for $0.9 million, outside audit and legal fees for $0.3 million, director and officer insurance expense for $0.3 million and other miscellaneous administrative expenses for $0.1 million. We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

        Acquisition Expenses.    Acquisition expenses for the year ended December 31, 2009 relate to our acquisition of The Gallery at NoHo Commons, Mariposa Loft Apartments and Grand Reserve Orange. Of the total expenses of $3.4 million, approximately $3.0 million was incurred with our Advisor. As we make additional wholly owned investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. Prior to 2009, GAAP provided for the capitalization of acquisition costs. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Depreciation and Amortization.    Depreciation and amortization expense for the year ended December 31, 2009 was approximately $2.9 million, primarily relating to our acquisition of The Gallery at NoHo Commons, Mariposa Loft Apartments and Grand Reserve Orange. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases. As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. In 2008, we did not have any wholly owned investments. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, for the years ended December 31, 2009 and 2008 was approximately $1.1 million and $0.9 million, respectively. Although we had higher average investment balances for the year ended December 31, 2009 as compared to 2008, our average weighted interest rate for the year ended December 31, 2009 was approximately 0.8% compared to approximately 2.1% for 2008 due to market rate declines in short-term interest rates. Our interest income on bank deposits is a function of the timing and magnitude of our proceeds from our Initial Public Offering and our investment activity, both of which we expect to increase. For the year ended December 31, 2009, interest income also included earnings on a direct, wholly owned note receivable of approximately $0.2 million with no comparable investment or earnings for the prior period in 2008.

        Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for the year ended December 31, 2009 was approximately $0.2 million compared to equity in earnings of approximately $4.3 million for the year ended December 31, 2008, and included our share in earnings or losses from our unconsolidated real estate joint venture investments. The decrease is mainly due to the acquisition accounting for the seven operating multifamily communities acquired by BHMP CO-JVs in 2009. Our portion of acquisition expenses associated with these investments was approximately $1.5 million. Our portion of lease amortization and depreciation associated with our BHMP CO-JVs was approximately $4.9 million. These expenses were partially offset by increased earnings due to additional fundings, particularly for loan investments of approximately $1.9 million.

        During 2009, we made $140.7 million of new investments related to equity investments in newly formed BHMP CO-JVs. We also invested $39.8 million in existing BHMP CO-JVs, primarily used to acquire additional ownership interests in Property Entities as follows:

  •
  In November 2009, the Eclipse BHMP CO-JV indirectly acquired all of the remaining ownership interest in the Eclipse Property Entity for $0.1 million and the assumption of the $20.9 million construction loan. Effective with the transaction, the Eclipse Property Entity became wholly owned by the Eclipse BHMP CO-JV. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest. At the closing, the Eclipse BHMP CO-JV paid off the construction loan, exercised the ground lease purchase option and effectively eliminated its note receivable to the Eclipse Property Entity. The total funding by the Eclipse BHMP CO-JV, before normal closing costs, was approximately $25.6 million. Our contribution to the Eclipse BHMP CO-JV was $14.1 million.

  •
  In November 2009, the equity and debt financing of the 55 Hundred Property Entity was restructured, whereby the 55 Hundred BHMP CO-JV converted its $20.0 million note receivable to an equity interest. In addition to the conversion, the BHMP CO-JV became the general partner in the 55 Hundred Property Entity and contributed $17.6 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the 55 Hundred Property Entity to pay down the construction loan and certain development costs. With the restructuring, the 55 Hundred BHMP CO-JV has consolidated the 55 Hundred Property Entity. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest. Our additional contribution to the 55 Hundred BHMP CO-JV in connection with the November 2009 transaction was $9.7 million.

  •
  In December 2009, the Bailey's Crossing BHMP CO-JV converted its $22.1 million note receivable to an equity interest. In addition to the conversion, the BHMP CO-JV became the general partner of the Property Entity and contributed $28.8 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the Property Entity to pay down the construction loan and pay certain development costs. The BHMP CO-JV is contingently obligated to fund up to approximately $0.4 million of additional development costs for a similar additional first priority equity interest. With the restructuring, the Bailey's Crossing BHMP CO-JV has consolidated the Bailey's Crossing Property Entity. Our additional contribution to the Bailey's Crossing BHMP CO-JV in the December 2009 transaction was $16.0 million.

        A breakdown of our approximate equity in earnings by type of underlying investments for the year ended 2009 and 2008 is as follows (amounts in millions):

	2009	2008
Loan investments	$7.7	$5.4
Equity investments:
Stabilized/Comparable	(0.6)	(0.8)
Stabilized/Non-comparable	(2.3)	—
Lease ups	(4.9)	(0.3)
Developments	(0.1)	—

	(7.9)	(1.1)

Total	$(0.2)	$4.3

        Earnings from underlying loan investments increased due to additional advances in Property Entities for the Grand Reserve, Veritas, and Skye 2905. Our weighted average interest rate for all of the loan investments was approximately 10.6% as of December 31, 2009 compared to 10.1% as of December 31, 2008.

        Earnings from equity investments for stabilized/comparable relate to The Reserve at John Creek Walk for both 2009 and 2008. The decrease in loss for 2009 was due to less lease intangible amortization expense than in 2008.

        Earnings from equity investments for stabilized/non-comparable and lease ups was a loss for 2009 primarily due to our share of depreciation and amortization expense and one time charges for acquisition expenses exceeding net operating income. During 2009, we added four new stabilized/non-comparable and three lease up communities, incurring approximately $1.5 million of one-time acquisition expenses. For these new stabilized/non-comparable communities, the average occupancy at December 31, 2009 was 91%. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions of approximately $4.7 million during 2009. These acquisitions were substantially completed in the second half of 2009, and therefore do not include a full year of operating results. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

        Equity in earnings from the lease up equity investments was a loss in 2009 primarily related to the three properties underlying our investments that began leasing, but have not yet reached stabilized operations, The Eclipse, Satori and The Venue, and our recent investment in Forty55 Lofts. These losses were recognized due to these communities recently being placed in service, where interest expense, amortization and depreciation exceeded the unstabilized net operating income as well as one-time acquisition expenses. Although these equity investments produced a loss in equity in earnings, our lease up investments provided cash distributions to us during 2009 of approximately $0.2 million. The loss in equity in earnings for The Eclipse, Satori and The Venue had no affect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.

        During 2009, our only development investments, Veritas and Skye 2905, produced net losses. Previously all development activity was capitalized to the project. Although these investments produced a loss, they had no affect on our net cash flow as all expenditures were included in the development budget and covered by construction draws. During 2010, we expect these communities to commence lease up with increased losses until stabilized net operating results can be obtained.

  Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

        Asset Management and Other Fees.    Asset management fees for the years ended December 31, 2008 and 2007 were approximately $0.9 million and $0.2 million, respectively. These fees are based on the amount of our real estate investment and the time period in place. Accordingly, the increase is due to the timing and funded amounts of our investments for 2008 compared to 2007.

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

        Interest Income.    Interest income for the years ended December 31, 2008 and 2007 was approximately $0.9 million and $0.3 million, respectively, and primarily included interest earned on our bank deposits with funds from our Private Offering, which terminated on December 28, 2007, and to a lesser extent our Initial Public Offering in 2008. During 2008, we had a higher average balance as compared to 2007, which was only partially offset by lower interest rates in 2008. Our average interest rates as of December 31, 2008 and 2007 were 1.75% and 2.15%, respectively. Our interest income on bank deposits is a function of the timing and magnitude of our acquisition activity. As of December 31, 2008, interest income on direct, wholly owned investments, primarily mezzanine loans, has not been significant.

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

        Earnings from underlying loan investments increased due to investments in Property Entities for the Grand Reserve, Bailey's Crossing, and The Cameron. Our weighted-average interest rate on the underlying loan investments was approximately 10.1% in 2008 and 9.7% in 2007. Equity in earnings from underlying equity investments was a loss in 2008 and related to one Property Entity that was an operating property, The Reserve at Johns Creek Walk. A loss was recognized due to interest expense and depreciation exceeding net operating income for the project.

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

        We review our investments for impairment in accordance with our accounting policies. For the years ended December 31, 2009 and 2008, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

  •
  Status of guarantors' financial position.  If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. Where our analysis was dependent on a guarantor's ability to perform, our judgments could change based on new developments.

  •
  Project specific performance.  All of our loan and equity investments in Property Entities are dependent on management- derived market assumptions for fair value determinations. These assumptions particularly include projected rents, occupancy and terminal cap rates. If general and specific market conditions deteriorate, changes in these assumptions will affect our fair value determinations.

  •
  Workouts.  In structuring the BHMP CO-JVs' investments in Property Entities, some of our investments contain provisions that provide us with priority or preferential returns. If the underlying projects are affected by market conditions, which may not directly affect our returns but may affect the other partners, the other partners may request workouts or other changes to the deal structures. Although we may not be contractually forced to accept these changes, there could be other factors that would cause us to accept certain modifications or enter into workouts. Based on the consequences of theses changes, our assessment of our investment could change. In particular, see discussions of The Cameron below.

  •
  Lease-up assumptions.  In assessing development projects, we must make assumptions about general market conditions, projected occupancy and rental rates for projects that are several periods from the completion of lease-up activities. Our assumptions are based on our market analysis and competing projects. During lease-up activity, we may be faced with different market conditions, and our assessment of our investment could change.

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing.

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity. These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through March 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies. If the senior construction lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and us. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

        As of December 31, 2009, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2009, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

Cash Flow Analysis

        Cash and cash equivalents increased for the year ended December 31, 2009 by approximately $53.8 million as compared to a decrease in cash and cash equivalents for the year ended December 31, 2008 of approximately $29.6 million. The increase in cash and cash equivalents is primarily due to our Initial Public Offering which commenced in September 2008.

  Year ended December 31, 2009 as compared to the year ended December 31, 2008

        As of December 31, 2009, we had made investments in 20 multifamily communities, 12 in various stages of lease up or development and eight operating multifamily communities. In 2009, we made three wholly owned multifamily acquisitions, where cash flows are reported on a consolidated basis rather than as equity investments. We also began to receive proceeds from our Initial Public Offering in October 2008. As a result, our cash flows for the year ended December 31, 2009 reflect significant differences from the cash flows for the year ended December 31, 2008.

        Cash flows provided by operating activities for the years ended December 31, 2009 and 2008 were $0.2 million and $2.4 million, respectively. The year ended December 31, 2009 recognized a net loss as compared to a net income in 2008, primarily due to our 2009 acquisition expenses of approximately $3.4 million from our wholly owned acquisitions and $1.5 million from our BHMP CO-JVs. Prior to 2009, acquisition expenses were not included in net income but included in cash flows from investing activities. Due to our 2009 acquisitions of wholly owned real estate assets, we also benefited from depreciation and amortization related to these assets. During 2009, depreciation and amortization of real estate related assets from both our wholly owned acquisitions and BHMP CO-JVs was approximately $7.6 million, with no similar amount in 2008. Distributions received from our investments increased for the year ended December 31, 2009 primarily from interest income received from increased loan investments made through BHMP CO-JVs.

        Cash flows used in investing activities for the years ended December 31, 2009 and 2008 were $341.0 million and $35.4 million, respectively. During 2009, we acquired three wholly owned multifamily communities for all cash. During 2009, we invested in seven new BHMP CO-JVs and contributed capital to three BHMP CO-JVs in connection with restructurings of their investments in the respective Property Entities. During 2008, our primary investments in unconsolidated real estate joint ventures related to fulfilling our loan and equity fundings of our ten BHMP CO-JV investments. As our Initial

Public Offering continues into 2010, we would expect our new acquisitions to increase. Also providing a source of investing cash flow for the year ended December 31, 2009 were BHMP CO-JV distributions which were returns of investments in unconsolidated real estate joint ventures, primarily related to an excess contribution to the Veritas BHMP CO-JV funded in 2008 and returned during 2009.

        Cash flows provided by financing activities for the years ended December 31, 2009 and 2008 was $394.5 million and $3.4 million, respectively. Financing activities increased due to our Initial Public Offering commencing in September 2008. As our Initial Public Offering continues into 2010, we would expect proceeds from the sale of common stock to increase. Additionally, financing activities increased due to obtaining new financing for one of our wholly owned multifamily communities. The acquisition of this community was initially funded entirely with cash and then financed, receiving net proceeds of approximately $50.4 million. For the year ended December 31, 2009, distributions increased due to higher distribution rates and increased common stock outstanding from our Initial Public Offering as compared to the same period in 2008. There was no capital raise for the nine months ended September 30, 2008. Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, resulting in increased distributions. As discussed above, we expect to fund increased distributions from earnings on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering. Offering costs paid were significantly higher for the year ended December 31, 2009, because offering costs paid are a factor of our common stock sales and our Advisor incurs greater costs in the initial phases of our offering.

        In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve-month basis. Our charter defines the following terms and requires that our Total Operating Expenses ("TOE") are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets ("AIA") or 25% of our Net Income ("NI"). For the trailing twelve months ended December 31, 2009, TOE of approximately $6.7 million exceeded 2% of our AIA (which was approximately $3.9 million) by approximately $2.8 million. Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company's AIA and NI.

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

        Cash flows from financing activities for the year ended December 31, 2008 were $3.4 million compared to $113.9 million in 2007. Financing activities decreased from 2007 to 2008 due to our Private Offering continuing through December 2007 and our Initial Public Offering not beginning until September 2008. Distributions in 2008 were higher than 2007 due to higher distribution rates and increased common stock outstanding. Offering costs paid were significantly higher in 2007 compared to 2008 because offering costs paid are a factor of our common stock sales. Also, in 2007 we received financing cash flows from our credit facility. These amounts were repaid in December 2007 from proceeds of our capital raises.

Liquidity and Capital Resources

  General

        Our principal demands for funds will continue to be investments in multifamily communities, on our own or through joint ventures, and for the payment of operating expenses and distributions. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as mortgages secured by our real estate investments. However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations. During this period, we may decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in real estate and real estate-related assets. These lower returns may affect our ability to make distributions or the amount actually disbursed.

        Unlike other real estate types, multifamily financing is available at favorable rates for well capitalized, stabilized properties. During 2009, we and our Co-Investment Ventures amended or acquired new financing of approximately $166.5 million at an average interest rate of 5.1%. However, if we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.

  Short-Term Liquidity

        Our primary indicators of short-term liquidity are our cash and cash equivalents and the proceeds from our Initial Public Offering. As of December 31, 2009, our cash and cash equivalents balance was $77.5 million, compared to $23.8 million as of December 31, 2008. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering. Since September 5, 2008, we sold approximately 43.1 million shares of our common stock with gross proceeds of approximately $430.4 million. Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2010. For the year ended December 31, 2009, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $419.5 million. We also expect our operating cash flows to increase from a full year of operations from our 2009 acquisitions and as additional investments are added to our portfolio.

        Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund. We manage our credit exposure by diversifying our investments over several financial institutions.

        Our primary operating expenditures are payments for asset management fees and general and administrative expenses. We currently meet these obligations from cash flow from operating activities. Because we evaluate our investments fully loaded for all costs, we primarily fund acquisition expenses from the proceeds of our Initial Public Offering. As the amount of our real estate investments increases, we would expect these expenses to also increase. Depending on the timing and magnitude, we may evaluate other short-term financing options, including working capital and acquisition credit facilities.

  Long-Term Liquidity, Acquisition and Property Financing

        Our primary funding source for investments is the proceeds we receive from our Initial Public Offering. In the offering, we seek to raise up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above. We expect offering expenses from our DRIP offering to be immaterial. Through December 31, 2009, we have raised total gross proceeds from our Initial Public Offering of approximately $430.4 million and paid related offering costs of approximately $55.5 million.

        We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through December 31, 2009, we and the BHMP Co-Investment Partner have contributed approximately $279.5 million and $211.6 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of December 31, 2009, the BHMP Co-Investment Partner has a remaining contractual commitment of approximately $10.3 million to BHMP CO-JVs. For us to realize the commitment, we would generally be expected to contribute approximately $15.7 million to BHMP CO-JVs. We anticipate raising this capital and capital for future BHMP CO-JVs from our continuing proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements, and consequently, all or portions of the BHMP Co-Investment Partner commitment may not be available to us. See the following section below entitled "Off-Balance Sheet Arrangements and Contractual Obligations" for further discussion of our contractual contingencies.

        For each equity investment, we will also evaluate the use of new or existing property debt. Accordingly, depending on how the investment is structured, we may utilize financing at our parent company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third-party partners. Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 60% at the completion of our Initial Public Offering and stabilization of our portfolio. If property debt is used on wholly owned properties, we expect it to be secured by the property, including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been used as construction financing for six Property Entities and for four operating properties. Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us (other than standard indemnities related to administrative matters that are substantially within our control or considered outside of our normal course of business) but does allow us to increase our access to capital. We will generally seek non-recourse financing, particularly for stabilized communities. As of December 31, 2009, all of our debt is individually secured property debt.

        The total carrying amount of debt, including our approximate pro rata share is summarized as follows (amounts in millions):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share
Parent Company Level:
Permanent mortgages—fixed interest rates	$51.3	4.72%	2016	$51.3
BHMP CO-JV Level:
Permanent mortgages—fixed interest rates	110.1	5.23%	2011 to 2016	60.6
Property Entity Level:
Construction loans—variable interest rates	261.3	Monthly LIBOR + 2.28%	2010 to 2013	88.6
Permanent mortgages—fixed interest rates	23.0	6.46%	2013	11.8

Total	$445.7			$212.3

  •
  Our approximate share for BHMP CO-JV and Property Entity level is calculated based on our share of the back-end equity interest, as applicable.

  •
  Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date.

  •
  Certain of these debts contain covenants requiring the maintenance of certain operating performance levels. As of December 31, 2009, all of these debts were in compliance.

        Contractual principal payments for each of the five years from December 31, 2009 are as follows (in millions):

	Parent Company Level	BHMP CO-JV Level	Property Entity Level
2010	$—	$1.2	$69.4
2011	$—	$25.3	$103.4
2012	$—	$1.7	$36.7
2013	$—	$56.7	$74.8
2014 and thereafter	$51.3	$25.2	$—

        We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. As a part of the BHMP CO-JV governing agreements, the BHMP CO-JV's will not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate. In addition, we would anticipate that for some of these properties, lower leverage levels may be necessary which may require additional contributions from us or the BHMP CO-JVs. We expect to use proceeds from our Initial Public Offering to fund any such capital contributions.

        Other potential future sources of capital may include proceeds from secured or unsecured financings, arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities. For our unsecured wholly owned properties, we may obtain financing through individual mortgages or credit facilities collateralized by individual or pooled wholly owned communities. In 2009, we closed on $51.3 million of financing collateralized by our real estate investment in The Gallery at NoHo Commons. The mortgage loan payable has a term of seven years with interest-only payments at an annual rate of 4.72%. As of December 31, 2009, we currently have wholly owned communities with a purchase price of approximately $54.3 million that are not encumbered by any secured debt. In addition, BHMP CO-JVs have wholly owned communities with a purchase price of approximately $229.7 million that are not encumbered by any secured debt. During the first quarter of 2010, we and certain BHMP CO-JVs closed on approximately $95.1 million of financings collateralized by four multifamily communities. The mortgage loans payable had terms of five to seven years with interest rates ranging from 4.21% to 5.21%. We intend to invest our share of the proceeds of $44.7 million in additional multifamily investments.

        For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will also evaluate requirements for capital expenditures. Of the 20 multifamily communities in which we have invested as of December 31, 2009, two are in development projects that we invested through BHMP CO-JVs. With respect to these investments, we expect the construction financing for the Property Entities to significantly meet all remaining funding requirements. We also have invested through BHMP CO-JVs in three multifamily communities in lease up that do not currently have financing in place. We expect to place financing on these multifamily communities after stabilization. Until then, the BHMP CO-JV partners will be required to fund certain construction costs. Our share of these contractual costs are estimated to be $0.9 million. For the remaining multifamily communities, due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from our or the Property Entities' cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. As of December 31, 2009, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

        Subsequent to year ended December 31, 2009, we acquired two wholly owned multifamily communities, one located in Santa Rosa, California, and one in the Tyson Corner area in McLean, Virginia from unaffiliated sellers. The purchase price for the two communities was approximately $106.9 million, excluding closing costs. Mortgage debt of $26.8 million was assumed in connection with the Santa Rosa multifamily community acquisition. The mortgage loan payable bears interests at 4.63%. Acquisition expenses of approximately $2.1 million were recognized. The Multifamily community located in McLean, Virginia consists of 131 units and 66,000 square feet of retail currently occupied by a grocery store.

        Subsequent to year ended December 31, 2009, we acquired, through a newly formed BHMP CO-JV, a multifamily community located in Denver, Colorado from an unaffiliated seller. The purchase price was approximately $52.0 million, excluding closing costs. No mortgage debt was assumed in connection with the acquisition. Acquisition expenses of approximately $0.6 million were recognized. Our equity interest in the BHMP CO-JV was 55% and we contributed approximately $28.6 million to the BHMP CO-JV to fund our portion of the acquisition. Subsequent to the acquisition, we closed on a $28.6 million mortgage loan payable secured by the property. The mortgage loan payable bears interest at 4.23%.

        Subsequent to year ended December 31, 2009, we closed on a $15.8 million mortgage loan payable. The mortgage loan payable bears interest at 5.21% and matures on March 1, 2017. The mortgage loan payable is secured with wholly owned assets that as of December 31, 2009 had a carrying value of approximately $27.9 million.

        Subsequent to year ended December 31, 2009, a BHMP CO-JV in which we hold a 55% ownership interest closed on a $23.9 million mortgage loan payable. The mortgage loan payable bears interest at 4.21% and matures on March 1, 2015. The mortgage loan payable is secured with BHMP CO-JV assets that as of December 31, 2009 had a carrying value of approximately $48.1 million.

        On March 26, 2010, we closed on a $150.0 million credit facility. We intend to use the facility for general corporate and working capital purposes, including, but not limited to financing further acquisitions and placing debt on communities we initially purchase in all-cash transactions. The credit facility matures on April 1, 2017. Draws under the facility will be secured by multifamily communities directly owned by our subsidiaries, and those properties will comprise a collateral pool under the credit agreement. The aggregate borrowings under the facility is limited to 70% of the value of the collateral pool. Currently, the collateral pool includes only Grand Reserve Orange; we may add and remove multifamily communities from the collateral pool in compliance with requirements under the credit agreement. The carrying value of wholly owned assets collateralizing the facility is approximately $25.1 million.

        Borrowing tranches under the credit facility bear interest at a "base rate" (calculated as either the one-month or three-month LIBOR rate plus the applicable margin). As of March 26, 2010, the base rate for the first borrowing tranche was 2.33% based on one-month LIBOR. The loan requires monthly interest-only payments. The current amount outstanding under the credit facility is $10.0 million.

        The credit agreement contains customary provisions in respect of events of default, affirmative, negative and financial covenants and representations, warranties and borrowing conditions. In particular, the credit agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.

Distributions

        The cash distributions paid in the years ended December 31, 2009 and 2008 were approximately $11.5 million and $5.7 million, respectively. Distributions funded through the issuance of shares under our DRIP for the years ended December 31, 2009 and 2008 were approximately $8.8 million and $0.2 million, respectively. For the years ended December 31, 2009 and 2008, cash flow from operating activities was approximately $0.2 million and $2.4 million, respectively. For the years ended December 31, 2009 and 2008, cash amounts distributed to stockholders exceeded cash flow from operating activities by $11.3 million and $3.3 million, respectively. Such differences were funded from proceeds from our Initial Public Offering. For more information about our distributions and our distribution policy, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Distributions" of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        As of December 31, 2009, consolidated BHMP CO-JV borrowings include three BHMP CO-JV level borrowings and three Property Entity level borrowings that meet the requirements of consolidated BHMP CO-JV borrowings as of December 31, 2009. The lenders for these borrowings have no recourse to us (other than non-recourse, carve-out guarantees such as environmental conditions, misuse of funds and material misrepresentation). As of December 31, 2009, no events of default have occurred on these borrowings. The following table summarizes these borrowings (amounts in millions):

BHMP CO-JV Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Halstead	$24.0	Interest-only	6.17% - fixed	September 2011
Waterford Place	60.1	Interest & principal	4.83% - fixed	May 2013
Burroughs's Mill Apartment Homes	26.0	Interest-only	5.29% - fixed	October 2016

Total	$110.1

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey's Crossing	$61.1	Interest-only	Monthly LIBOR + 275	November 2011
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013
55 Hundred	52.7	Interest-only	Monthly LIBOR + 300	November 2013

Total	$136.8

        A total of $47.0 million of the borrowings require maintenance of certain operating performance levels. As of December 31, 2009, we believe all the BHMP CO-JVs were in compliance with all such requirements.

        As of December 31, 2009, six of the BHMP CO-JVs had made mezzanine or mortgage loan investments in Property Entities. These Property Entities and their affiliates have provided the BHMP CO-JVs with collateral interests in the underlying properties, development projects, improvements, their interests in the Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates. These Property Entities have also obtained additional financing that is senior to our mezzanine or mortgage loan investments, including for certain BHMP CO-JV's, their equity investment. The senior loans with the respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms. In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        In the ordinary course of business, we and/or Co-Investment Ventures (all of which were BHMP CO-JVs as of December 31, 2009) contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our "Project Commitments"). We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. As of December 31, 2009, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment amount from its partners of approximately $517.0 million, and the BHMP CO-JVs have received approximately $491.1 million. The BHMP CO-JVs will require additional capital from us and the BHMP Co-Investment Partner in order to fund the remaining commitments of $25.9 million. Our share of the unfunded commitments is $15.7 million.

        We have contractual obligations related to our mortgage loan payable. The following table summarizes our primary contractual obligations as of December 31, 2009 (amounts in millions):

Mortgage loan	Total	2010	2011	2012	2013	2014	Thereafter
Principal payments	$51.3	$—	$—	$—	$—	$—	$51.3
Interest expense	16.6	2.4	2.4	2.4	2.4	2.4	4.6

Total	$67.9	$2.4	$2.4	$2.4	$2.4	$2.4	$55.9

        The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on two Property Entities under contingent sell options held by other investors on the Property Entities: The Cameron and Grand Reserve. The options are generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. As this amount is based on future events, we are not able to estimate this amount if exercised; however, the estimated cost is approximately $51.8 million. The amount of cash required to fund these purchase options may be substantially less than the option price due to the applicable BHMP CO-JV's notes receivable investment, assumption of existing Property Entity financing and new financing sources. As of December 31, 2009, no sell options are exercisable.

        Each of the seven BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2009, no such offers are outstanding.

        The Bailey's Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey's Crossing BHMP CO-JV at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner's invested capital as of December 31, 2009 is approximately $11.8 million.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement. We will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections from deferred lease revenues. As of December 31, 2009, we have recorded approximately $1.6 million in deferred lease revenues and other liabilities, and for the year ended December 31, 2009, we have recognized $0.3 million of deferred revenue amortization related to our The Gallery at NoHo Commons affordable housing obligations.

        Our board of directors has authorized a share redemption program. During the year ended December 31, 2009, we redeemed 304,353 shares of common stock for approximately $2.5 million. We have funded and intend to continue funding these redemptions from our Initial Public Offerings. For more information about our share redemption program, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Redemption Program" of this Annual Report on Form 10-K.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures' portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

        In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") which excludes from FFO acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management's evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

  •
  Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisitions costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with our Advisor or third parties.

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

  •
  Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management intends to use derivatives in the management of our debt and our interest rate exposure. We do not intend to speculate in these interest rate derivatives, and accordingly, period to period changes in derivative valuations are not the primary factors in management's decision making process. We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

        By providing MFFO, we believe we are presenting useful information that assists investors to better align their analysis with management's analysis of long-term, core operating activities. MFFO also provides useful information in analyzing comparability between reporting periods. Because MFFO is primarily affected by the same factors as FFO but without non-operating valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities, and MFFO is more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities and derivatives or as affected by impairments.

        FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions; both should be reviewed in connection with other GAAP measurements. MFFO also excludes impairment charges and unrealized gains and losses related to fair value adjustments for derivatives not qualifying for hedge accounting. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

        For the year ended December 31, 2009, MFFO per share was impacted by the increase in net proceeds realized from our existing offering of shares. For the year ended December 31, 2009, we issued 42.1 million shares of our common stock, increasing our outstanding shares by 274%. The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher-earning multifamily community investments consistent with our investment policies.

        Our MFFO was also impacted by our real estate investments in development and lease ups. Until these investments reach stabilization, property operating costs and interest expense in excess of rental revenue will adversely impact MFFO per share. We believe our investment basis in these multifamily communities is favorable. For example, our BHMP CO-JVs' investments in Forty55 Lofts, San Sebastian and Cyan/PDX, high quality projects acquired at below-replacement value, require a lease-up period to achieve stabilization. When stabilized, these assets will be well positioned for long-term returns. We believe these investments and our other development investments will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings. See the "Results of Operations" section above for a quantification of the results of our lease ups and development investments.

        The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	2009	2008	2007
Net income (loss)	$(8.3)	$2.6	$(0.2)
Real estate depreciation and amortization	7.6	1.1	0.5

FFO	(0.7)	3.7	$0.3
Acquisition expenses	5.0	—	—

MFFO	$4.3	$3.7	$0.3

GAAP weighted average common shares	32.5	14.4	2.7

MFFO per share	$0.13	$0.26	$0.11

  •
  The real estate depreciation and amortization amount includes our consolidated real estate-related depreciation and amortization of in-place lease intangibles and our similar share of Co-Investment Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

  •
  Acquisition expenses include our share of expenses incurred by us and our unconsolidated investments in real estate joint ventures, including amounts incurred with our Advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with GAAP. For the year ended December 31, 2009, acquisition expenses were approximately $5.0 million. Prior to 2009, acquisition costs were capitalized, and accordingly, no acquisition expenses were incurred in 2008 or 2007.

        Provided below is additional information related to our GAAP net income, which may be helpful in assessing our operating results:

  •
  Included in the return of investments in unconsolidated real estate joint ventures for the year ended December 31, 2009 was approximately $2.0 million related to an excess contribution to the Veritas BHMP CO-JV funded in 2008 and returned during 2009;

  •
  Accrued interest income on loans with deferred interest payment terms was approximately $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively;

  •
  Net rental revenue amortization related to deferred lease revenues and other related liabilities was $0.4 million for the year ended December 31, 2009. We did not have any net rental revenue amortization related to deferred lease revenues and other related liabilities for the years ended December 31, 2008 or 2007;

  •
  Our share of loan fee income collected was approximately $0.3 million, $1.0 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively;

  •
  Our share of amortized loan fee income was approximately $0.7 million, $0.3 million and less than $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively; and

  •
  Our share of amortization of deferred financing and other costs was approximately $0.3 million, $0.1 million and less than $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Inflation

        The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate. The majority of our fixed-lease terms are less than 12 months and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. Should inflation return, due to the short term nature of our leases, multifamily investments are considered good inflation hedges.

REIT Tax Election

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and have qualified as a REIT since the year ended December 31, 2007. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to interest rate changes as a result of long-term debt used by us, the BHMP CO-JVs and the Property Entities. Our interest rate risk management objectives are mainly to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, borrowings are made primarily at fixed rates or variable rates with the lowest margins available and, in some cases, variable rates that may be converted to fixed rates. With regard to variable-rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

        As of December 31, 2009, we had $51.3 million of outstanding debt on one of our wholly owned communities at a fixed interest rate of 4.7%. Our BHMP CO-JVs with wholly owned properties and our BHMP CO-JVs with equity in Property Entities had funded aggregate senior debt of approximately $110.1 million and $284.3 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us). Of this amount, approximately $133.1 million was at a fixed interest rate and $261.3 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.28%.

        As of December 31, 2009, we have only one wholly owned note receivable with a carrying value of approximately $2.4 million and a fixed interest rate of 10.0%. Our BHMP CO-JVs had notes receivable from Property Entities of approximately $83.2 million, all of which were at fixed rates, with a weighted average interest rate of 10.6%.

        As of December 31, 2009, we also had approximately $77.5 million of bank deposits and money market accounts. During 2008 and 2009, the interest rates on these accounts significantly decreased, and as of December 31, 2009, had a weighted average interest rate of approximately 1.2%. Given that current interest rate levels are at historically low levels, we believe that any additional decreases in interest rates would not significantly affect our net income. However, if interest rates were to increase, we could earn a higher return on our cash and cash equivalents.

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

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2009.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the

Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Because our directors take a critical role in guiding our strategic direction and oversee our management, they must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes and skills required of our board members in the context of the current needs of our company.

        Robert M. Behringer, 61, is our Chairman of the Board and a director. Mr. Behringer is also the founder, sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC, the indirect parent company of our advisor. Mr. Behringer also serves as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I"), Behringer Harvard REIT II, Inc. ("Behringer Harvard REIT II") (as of the date of this Annual Report on Form 10-K, its initial registration statement had been filed, but not yet declared effective), Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II"), all publicly registered real estate investment trusts. In addition to overseeing various real estate transactions, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Behringer has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings, LLC.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had a net asset value of approximately $200 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension funds advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization, Mr. Behringer's experience includes an additional approximately 140 properties, with over approximately 31 million square feet of office, retail, industrial, apartment, hotel and recreational properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        Our board of directors has concluded that Mr. Behringer is qualified to serve as Chairman of the Board and one of our directors for reasons including his over 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. With this background, we believe Mr. Behringer has the depth and breadth of experience to implement our business strategy. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

        Robert S. Aisner, 63, is our Chief Executive Officer and also serves as one of our directors. In addition, Mr. Aisner serves as President, Chief Executive Officer and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II and Chief Executive Officer and President of Behringer Harvard REIT II. Mr. Aisner is also Chief Executive Officer of our advisor. Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct to the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board.

        Sami S. Abbasi, 44, has served as one of our independent directors since November 2006. Mr. Abbasi has served as Chairman and Chief Executive Officer of National Surgical Care, Inc., which owns, develops, and operates surgical facilities in partnership with physicians and healthcare systems, since January 2007. From November 2004 to November 2006, Mr. Abbasi served as President and Chief Executive Officer of Radiologix, Inc., a provider of diagnostic imaging services, which was acquired by RadNet, Inc., formerly known as Primedex Health Systems, Inc., in November 2006. From February 2005 until November 2006, Mr. Abbasi served as a director of Radiologix. Mr. Abbasi served as Executive Vice President and Chief Operating Officer of Radiologix from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer of Radiologix from December 2000 until March 2004. Radiologix was a leading national provider of diagnostic imaging services and was listed on the American Stock Exchange until its November 2006 acquisition by Primedex. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, Mr. Abbasi was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi serves on the board of directors and the audit committee for American CareSource Holdings, Inc. Mr. Abbasi received his Masters of Business Administration from the University of Rochester and his Bachelor of Arts, magna cum laude, in Economics from the University of Pennsylvania.

        Our board of directors has concluded that Mr. Abbasi is qualified to serve as one of our directors and the chairman of our audit committee for reasons including his significant executive, corporate finance and accounting experience that compliments that of our other board members. In particular, Mr. Abbasi has over 10 years of experience as a director and/or executive officer of private and public companies, with a broad range of responsibilities including those relating to financial statements and coordinating with external auditors. Mr. Abbasi also has many years of experience in commercial and investment banking, which background enables Mr. Abbasi to provide valuable insight to our board.

        Roger D. Bowler, 65, has served as one of our independent directors since November 2006. Mr. Bowler served in various capacities at Embrey Partners, Ltd., a San Antonio, Texas based multifamily development and management company, from 1981 through 2006. From 1991 through 2006, Mr. Bowler served as Executive Vice President for Embrey and was responsible for corporate operations, as well as project feasibility, financing, and sales. Prior to his employment at Embrey, Mr. Bowler established and managed a corporate planning group for a Midwest bank holding company. Mr. Bowler also served as the Senior Financial Officer for a Houston retail and office developer. Mr. Bowler earned a Bachelor's degree in Accounting and a Masters of Business Administration in finance from Michigan State University. From 1984 through 2006, Mr. Bowler served on the Advisory Board of Directors for the JP Morgan Chase Bank of San Antonio. Mr. Bowler currently serves on the Board of Directors for the Marathon Title Insurance Company and American Village Communities, Inc. of Fairfax, Virginia.

        Our board of directors has concluded that Mr. Bowler is qualified to serve as one of our directors for reasons including his significant experience relating to real estate investments and multifamily investments, in particular. For 25 years, Mr. Bowler served in various capacities at an apartment development and management company, including 15 years as an executive officer. Mr. Bowler also has experience as a director and is actively engaged in the professional community, industry trends and issues in the multifamily space.

        Jonathan L. Kempner, 59, has served as one of our independent directors since November 2008. In October 2009, Mr. Kempner became the President of Tiger 21, LLC, a peer-to-peer learning group for high-net-worth investors. Prior to this, Mr. Kempner was President and Chief Executive Officer of the Mortgage Bankers Association ("MBA") from April 2001 to December 2008. MBA is the national association representing the real estate finance industry with over 2,400 member companies, including mortgage companies, mortgage brokers, commercial banks, thrifts life insurance companies and others in the mortgage lending field. In addition, Mr. Kempner served on MBA's Board of Directors (ex officio) and on the board of its business development affiliate, Lender Technologies Corp.

        Prior to assuming his role at the MBA, for 14 years, Mr. Kempner was President of the National Multi Housing Council, a leading trade association representing apartment owners, managers, developers, lenders and service providers. Previously from 1983 to 1987, Mr. Kempner was Vice President and General Counsel of Oxford Development Corp., a privately owned real estate services firm in Maryland, with a focus on commercial real estate development, asset and property management, brokerage and investment advisory services. From 1982 to 1983, Mr. Kempner served as Assistant Director and General Counsel of the Pennsylvania Avenue Development Corp., a federally owned real estate firm. From 1981 to 1982, Mr. Kempner also served as Assistant General Counsel to the Charles E. Smith Companies, a significant owner and developer of apartment complexes.

        Mr. Kempner practiced law with Fried Frank, a leading international commercial law firm, from 1977 to 1980 immediately following a clerkship for U.S. District Judge David W. Williams of the Central District of California. Mr. Kempner also served as a Special Consultant to the U.S. Department of the Treasury Office of Capital Markets and as a Staff Assistant to the Subcommittee on Representation of Citizen Interests of the U.S. Senate Committee on the Judiciary and in the office of Sen. Abraham Ribicoff.

        Mr. Kempner holds a bachelor's degree from the University of Michigan (high honors and high distinction, Phi Beta Kappa) and a law degree from Stanford University Law School, where he served on the Stanford Law Review. Mr. Kempner serves on the editorial boards of numerous real estate publications and is on the board of directors of three nonprofit organizations: Greater DC Cares, Yachad and the Ciesla Foundation.

        Our board of directors has concluded that Mr. Kempner is qualified to serve as one of our directors for reasons including his 21 years of combined experience heading the Mortgage Bankers Association and the National Multi Housing Council and his prior experience as a director. With this background, Mr. Kempner brings to our board substantial insight and experience with respect to the multifamily real estate and mortgage industries. In addition, Mr. Kempner has substantial experience acting as an attorney and general counsel, which brings a unique perspective to our board. Mr. Kempner also remains active in the professional and charitable communities.

        E. Alan Patton, 47, has served as one of our independent directors since November 2006. Mr. Patton is President of The Morgan Group, Inc., a multifamily development and management company, and has been responsible for the day-to-day operations of The Morgan Group since 1998. From 1990 to 1998, Mr. Patton was the Managing Director of the Chase Bank of Texas Realty Advisory Group (formerly known as Texas Commerce Realty Advisors). During his eight-year tenure at Chase Bank, Mr. Patton developed and managed Chase's Real Estate Mezzanine Financing product, worked in the Real Estate Workout/Restructuring Group and the Commercial Real Estate Lending Group.

Mr. Patton previously served as a Project Manager with a Houston-based commercial general contractor, Miner-Dederick Companies, Inc., where he managed office and medical building construction projects nationwide for eight years. Mr. Patton attended Harding University and the University of Houston, from which he received his Bachelor in Science—Finance degree and his Masters of Business Administration. Mr. Patton is on the Board of Directors of the National Multi Housing Council and a council member of the Urban Land Institute.

        Our board of directors has concluded that Mr. Patton is qualified to serve as one of our directors for reasons including his significant real estate and real estate finance experience. He provides valuable knowledge and insight with respect to multifamily investment and management issues. In addition, his expertise in the real estate finance markets complements that of our other board members. Mr. Patton is also active in the professional community.

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Robert J. Chapman, 62, is our President, President of our advisor and an Executive Vice President and Co-Chief Operating Officer of Harvard Property Trust, LLC, an affiliate of our sponsor and advisor. Prior to joining Behringer Harvard in September 2007, Mr. Chapman was Executive Vice President and Chief Financial Officer of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, from December 1997 to August 2007. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. Mr. Chapman also served as a non-employee board member and the audit committee chairman of Behringer Harvard Opportunity REIT I from March 2005 to August 2007. From 1994 to 1997, Mr. Chapman was Managing Director of Heitman Capital Management Corporation. Mr. Chapman served as Managing Director and Chief Financial Officer of JMB Institutional Realty Corporation in 1994 and as Managing Director and Chief Financial Officer of JMB Realty Corporation, where he was employed from 1976 to 1994. From 1972 to 1976, Mr. Chapman was associated with KPMG LLP. Mr. Chapman received a B.B.A. in Accounting in 1970 and an M.B.A. in Finance in 1971 from the University of Cincinnati. Mr. Chapman is a CPA and, when previously affiliated with a broker-dealer, was a FINRA Registered Representative. Mr. Chapman is, or has been, a member of the Association of Foreign Investors in Real Estate, the Mortgage Bankers Association, the National Association of Real Estate Investment Trusts, the National Multi Housing Council, Pension Real Estate Association, the Real Estate Investment Advisory Council, the Urban Land Institute, the International Council of Shopping Centers, the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. Chapman has served as a Board Member of the National Association of Real Estate Companies and the Real Estate Advisory Council of the University of Cincinnati and is currently an adjunct professor of real estate finance at DePaul University in Chicago.

        Mark T. Alfieri, 48, is our Chief Operating Officer and Chief Operating Officer of our advisor. Mr. Alfieri also serves as Senior Vice President—Real Estate for Harvard Property Trust, LLC. Prior to joining Behringer Harvard in May 2006, from January 1999 to April 2006 Mr. Alfieri was Senior Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, where he directed investment activities for the Southwest region. During his seven-year tenure at AMLI Residential Properties Trust, Mr. Alfieri consummated over $1.4 billion in multifamily transactions. From 2000 to 2006, Mr. Alfieri was a member of CEC, AMLI's senior executive committee. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger.

From 1991 until 1998, Mr. Alfieri was president and Chief Executive Officer of Revest Group, Inc., a regional full service investment company. Revest was engaged in the acquisition and development of multifamily and commercial properties as a sponsor/general partner on behalf of international and domestic private investors. Mr. Alfieri also was president and Chief Executive Officer of Revest Management Services. Revest Management Services fee managed office, ministorage and multifamily properties. Mr. Alfieri graduated from Texas A&M with a Bachelor of Business Administration degree in Marketing. Mr. Alfieri is a licensed Real Estate Broker in the State of Texas. Mr. Alfieri served on the Board of Directors of the National Multi Housing Council from 2002 to 2004 and is currently a member of the National Multi Housing Council.

        Gerald J. Reihsen, III, 51, is our Executive Vice President—Corporate Development & Legal and Assistant Secretary. Mr. Reihsen is also the Executive Vice President—Corporate Development & Legal and Assistant Secretary of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, LLC, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II. Mr. Reihsen is also President of Behringer Securities LP.

        For over 20 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. Prior to joining Behringer Harvard in 2001, for the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, Mr. Reihsen practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President—Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.

        Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

        Gary S. Bresky, 43, is our Executive Vice President. Mr. Bresky is also the Executive Vice President of our advisor and has served in this and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II.

        Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years. Prior to joining Behringer Harvard in 2002, Mr. Bresky served as a Senior Vice President of Finance with Harvard Property Trust, Inc. from 1997 to 2001. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

        From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, Ltd. and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California—Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

        Howard S. Garfield, 52, is our Chief Financial Officer, Chief Accounting Officer and Treasurer. In addition, Mr. Garfield serves as Chief Financial Officer and Treasurer of our advisor and our property manager. Mr. Garfield is also Senior Vice President—Finance of Harvard Property Trust, LLC, the general partner of our advisor, a position he has held since joining Behringer Harvard in February 2009. Prior to joining Behringer Harvard, from April 2008 to February 2009, Mr. Garfield was Senior Vice President—Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. From 1998 to 2005, Mr. Garfield was Chief Financial Officer of Hillwood Development Corporation, a privately held real estate company. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

        M. Jason Mattox, 34, is our Executive Vice President. Mr. Mattox also serves as an Executive Vice President of our advisor and has served in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, LLC, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II.

        From 1997 until joining Behringer Harvard in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

        Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        Andrew J. Bruce is the Vice President—Finance of our advisor and reports to Mr. Bresky. Mr. Bruce is responsible for managing the financing activities and the finance group for the Behringer Harvard-sponsored programs. This includes the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, and for fund level credit facilities. In addition, Mr. Bruce is responsible for maintaining existing banking and lending relationships as well as cultivating new relationships. Mr. Bruce also is charged with analyzing and managing the programs' use of derivatives and hedging instruments, and working with the programs' real estate professionals in their efforts to analyze potential new development projects that the programs are considering.

        Prior to joining Behringer Harvard, from 1994 to early 2006 Mr. Bruce worked for AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development projects, including acquisitions made on behalf of the AMLI/BPMT joint venture.

        Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Mr. Bruce also earned a Masters in Business Administration degree from the University of Chicago, and a CPA designation while working in Illinois.

        Robert T. Poynter is the Vice President of our advisor. Mr. Poynter is responsible for reviewing and improving existing policies regarding the multifamily investment and acquisition process for Behringer Harvard and for developing best practices for the multifamily group. In this capacity Mr. Poynter also is responsible for sourcing, underwriting and administering the multifamily investment and acquisition process for Behringer Harvard.

        Prior to joining Behringer Harvard, from October 1983 to September 2006, Mr. Poynter was employed by JPI, a multifamily development and acquisition company. Mr. Poynter was a Senior Vice President of several different JPI-affiliated entities and served as the Strategic Recapitalization Services Partner. During that time, Mr. Poynter worked on condominium and home sales, corporate housing, third party property management services and acquisitions. Mr. Poynter also was involved in numerous disposition transactions for JPI with an aggregate value of approximately $2.2 billion. Mr. Poynter is a licensed Real Estate Broker in the state of Texas. Mr. Poynter received a Bachelor of Science degree from the Wharton School at the University of Pennsylvania.

        Ross P. Odland is the Vice President—Portfolio Management of our advisor. Mr. Odland is responsible for developing investment strategies, sourcing, developing and managing joint venture partnerships, and leading the asset management group for the multifamily group.

        Prior to joining Behringer Harvard, from 2000 to 2007, Mr. Odland was Vice President of Portfolio Management at AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where he managed the company's joint venture relationships and performed portfolio and asset management duties for the company's southwest region which was valued in excess of $1.1 billion. From 1997 to 2000, Mr. Odland was a consultant with Pricewaterhouse Coopers in the Real Estate Advisory Group. In this role, Mr. Odland performed valuation, market research, and due diligence activities for publicly traded REITS and institutional real estate funds.

        Mr. Odland holds a Bachelor of Business Administration degree from the University of Wisconsin-Madison. Mr. Odland is a chartered financial analyst (CFA) and member of the CFA Society of Dallas-Fort Worth and a member of the Pension Real Estate Advisory Association.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2009, or written representations that no additional forms were required, the Company believes that all required Section 16(a) filings were timely and correctly made by reporting persons during 2009 with the exception of one late Form 4 filed by Mr. Patton to report his acquisition of 3,000 shares of our common stock.

Code of Ethics

        Our board of directors has adopted an Amended and Restated Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerharvard.com. If in the future we amend, modify or waive a provision in the Amended and Restated Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting promptly such information on the website maintained for us as necessary.

Audit Committee Financial Expert

        The Audit Committee consists of independent directors Sami S. Abbasi, the chairman, Roger D. Bowler, Jonathan L. Kempner and E. Alan Patton. Our board of directors has determined that Mr. Abbasi is an "audit committee financial expert," as defined by the rules of the SEC. The biography of Mr. Abbasi, including his relevant qualifications, is previously described in this Item 10. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange ("NYSE") or any other national securities exchange. However, each member of our audit committee is "independent" as defined by the NYSE.

Item 11.    Executive Compensation.

Executive Compensation

        We do not directly compensate our named executive officers for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have nor has our board of directors considered a compensation policy or program for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

Directors' Compensation

        Effective July 1, 2009, we pay each of our directors who are not employees of the Company or Behringer Harvard Multifamily Advisors I or its affiliates an annual retainer of $30,000 per year. In addition, we pay the chairman of our Audit Committee an annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees annual retainers of $5,000 per year. These retainers will be paid quarterly in arrears. In addition, we pay each of our directors who are not employees of the Company or Behringer Harvard Multifamily Advisors I or its affiliates (1) $1,500 for each board or committee meeting attended in person or by telephone and (2) $750 for each written consent considered by the director. Prior to July 1, 2009, we paid our non-employee directors an annual retainer of $25,000 per year, we paid the chairman of our Audit Committee an additional annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees additional annual retainers of $5,000 per year, and we paid each of our non-employee directors (i) $1,000 for each board or committee meeting attended in person and (ii) $500 for each board or committee meeting attended by telephone and for each written consent considered by the director.

        All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director also is an employee of us, or an employee of Behringer Harvard Multifamily Advisors I or its affiliates, we do not pay compensation for services rendered as a director.

        Under our Incentive Award Plan, we issued each of our non-employee directors, with the exception of Mr. Kempner who was not appointed as a director until 2008, 1,000 shares of restricted common stock on the date he became a director in November 2006 and, after serving as a non-employee director for one year, another 1,000 shares of restricted common stock in contemplation of a second year of service as a non-employee director in November 2007. We have not issued any additional awards under the Incentive Award Plan.

        The following table summarizes compensation paid to the non-employee directors during 2009:

	Fees Earned or Paid in Cash	Total
Sami S. Abbasi	$61,500	$61,500
Roger D. Bowler	$60,000	$60,000
Jonathan L. Kempner	$54,500	$54,500
E. Alan Patton	$59,500	$59,500

Incentive Award Plan

        Our Incentive Award Plan was approved by the board of directors on November 14, 2006 and by the stockholders on November 15, 2006 and later amended and restated and approved by the board of directors on March 14, 2008. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. There were no awards issued during 2009, and we currently have no plans to issue any additional awards under the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2009 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2009, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—		—	9,994,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	—	(1)	—	9,994,000	(2)

(1)
Represents options that were granted pursuant to the Incentive Award Plan as of December 31, 2009.

(2)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2009, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 57,098,265 shares of common stock outstanding as of December 31, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)(3)	37,246	*
Robert S. Aisner(3)(4)	6,139	*
Sami S. Abbasi(5)	2,000	*
Roger D. Bowler(6)	2,000	*
Jonathan L. Kempner(7)	—	—
E. Alan Patton(8)	5,000	*
Robert J. Chapman(3)	12,277	*
Mark T. Alfieri(3)	6,139	*
Gerald J. Reihsen, III(3)(9)	6,139	*
Howard S. Garfield(3)	—	—
Gary S. Bresky(3)(10)	3,069	*
M. Jason Mattox(3)(11)	1,228	*

All current directors and executive officers as a group (12 persons)	81,237	*

*
Represents less than 1%

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes 57,098,265 shares of common stock outstanding as of December 31, 2009; it does not include 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I. Beneficial ownership is determined in accordance with the rules of SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(2)
Includes 24,969 shares of common stock owned by Behringer Harvard Holdings but does not include 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. As of December 31, 2009, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)
The address of Messrs. Behringer, Aisner, Chapman, Alfieri, Reihsen, Garfield, Bresky and Mattox is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Aisner controls the disposition of 4% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(5)
The address of Mr. Abbasi is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(6)
The address of Mr. Bowler is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(7)
The address of Mr. Kempner is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(8)
The address of Mr. Patton is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(9)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Reihsen controls the disposition of 4.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Reihsen's interest in Behringer Harvard Holdings.

(10)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Bresky controls the disposition of 3% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Bresky's interest in Behringer Harvard Holdings.

(11)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Mattox controls the disposition of 1.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox's interest in Behringer Harvard Holdings.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures with Respect to Related Party Transactions

        We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Exchange Act. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

        Our charter, however, contains provisions setting forth our ability to engage in certain transactions. Our board reviews all of these transactions as well as any related party transactions. As a general rule, any related party transaction must be approved by a majority of the directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

        Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.

        We have no employees and are supported by related party service agreements. Our Advisor earns fees and compensation in connection with the acquisition, management and sale of our assets. We are dependent on our Advisor, Behringer Securities and Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        Our advisory management agreement, as it has been amended and restated, has a termination date of April 1, 2010 with the option to be renewed by either party for an unlimited number of successive one-year terms. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        Pursuant to the prior advisory management agreement in effect through March 31, 2009, we were required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). However, such reimbursement was not required to the extent that the reimbursement would cause the total amount of O&O Reimbursement paid by us to exceed 1.5% of the gross proceeds of the public offering as of the date of reimbursement. Additional amounts that were incurred by our Advisor that we believed were probable of being owed were accrued. Effective April 1, 2009, pursuant to the amended and restated advisory management agreement, our obligation to reimburse the Advisor for organization and offering expenses is no longer capped as of the date of reimbursement. However, the Advisor remains obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by the Company exceed 1.5% of the gross proceeds of the completed public offering. The Company's reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the advisory management agreement. In April 2009, in connection with the amendment, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the years ended December 31, 2009 and 2008, we incurred O&O Reimbursement of approximately $8.9 million and $6.9 million, respectively. As of December 31, 2009, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $9.5 million.

        Our Advisor was obligated to pay all of our Private Offering organization and offering costs. Under the advisory management agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our Advisor under the advisory management agreement. We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the "O&O Fee"), regardless of whether the actual amount of Private Offering costs incurred by our Advisor were higher or lower than the O&O Fee. On September 2, 2008, the advisory management agreement was amended, and our reimbursement was increased to include Private Offering costs incurred by our Advisor in excess of total amounts due under the O&O Fee subject to the limitations discussed above. For the year ended December 31, 2008, we incurred O&O Reimbursement of $6.1 million due to the reimbursement of the remaining Private Offering costs. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. No O&O Fee was recorded during 2009.

        Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fee is paid on purchases made pursuant to our DRIP. In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

Sale of common stock	2009	2008	2007
Gross proceeds	$410.7	$10.7	$—
Less offering costs:
O&O Reimbursement(1)	(8.9)	(6.9)	—
Dealer manager fees	(10.3)	(0.3)	—
Selling commissions	(28.2)	(0.7)	—
Other	—	(0.2)	—

Total offering costs	(47.4)	(8.1)	—

Sale of common stock, net	$363.3	$2.6	$—

(1)
Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million.

        Included in general and administrative expense for accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2009 and 2008 is approximately $1.4 million and $0.5 million, respectively. None were incurred for the year ended December 31, 2007.

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

        Through September 2, 2008, our Advisor was reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. Effective September 2, 2008, our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses and other closing costs. Our Advisor will be responsible, and we have no obligation, for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor will also be responsible, and we have no obligation, for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties with respect to investments we do not make.

        For the years ended December 31, 2009, 2008 and 2007, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $8.1 million, $1.9 million and $2.6 million, respectively. For the years ended December 31, 2009, 2008 and 2007, approximately $5.1 million, $1.9 million and $2.6 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2009, our Advisor has earned debt financing fees of approximately $1.1 million. Our Advisor did not earn any debt financing fees in 2008 or 2007.

        On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the "Property Management Agreement") with our operating partnership and our property manager, BHM Management. The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010 with automatic renewal periods of two years. If no party gives written notice of termination to the other parties at least thirty days prior to the expiration date of the agreement, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the advisory management agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third-party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross revenues of the property managed.

In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        The Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2009, 11 properties were managed under the Property Management Agreement. For the year ended December 31, 2009, 2008 and 2007, BHM Management or its affiliates earned minimal property management fees. For all other properties, the third-party developer has selected the property manager or the property is still in development.

        Through September 1, 2008, our Advisor received a monthly asset management fee for each asset held by us. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. Effective September 2, 2008, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the years ended December 31, 2009, 2008 and 2007, our Advisor earned asset management fees of approximately $1.9 million, $0.9 million and $0.2 million, respectively.

        Our Advisor is paid a disposition fee if our Advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such an event, we will pay our Advisor (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied. No disposition fee has been earned since our inception.

        We will pay a development fee to our Advisor in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our Advisor if our Advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Our Advisor has earned no development fees since our inception.

        For other expenses paid or incurred by the Advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our Advisor, subject to the limitation that we will not reimburse our Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets ("AIA"), or (B) 25% of our net income ("NI") determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor or its affiliates for personnel employment costs incurred by our Advisor or its affiliates in performing services under the advisory management agreement to the extent that such employees perform services for which the Advisor receives a separate fee.

        For the trailing twelve months ended December 31, 2009, total operating expenses of approximately $6.7 million exceeded 2% of our AIA (which was approximately $3.9 million) by approximately $2.8 million. Our board of directors, including all of our independent directors, has reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company's AIA and NI.

        We are dependent on our Advisor, Behringer Securities and BHM Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

Independence

        Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board has evaluated whether our directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Multifamily REIT I, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since November 14, 2006. Our management believes that Deloitte & Touche LLP is knowledgeable about our operations and accounting practices and is well qualified to act as our independent registered public accounting firm.

Audit and Other Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audits of our annual financial statements for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees(1)	$573,000	$443,538
Audit-Related Fees(2)	192,078	424,446
Tax Fees(3)	11,000	24,931
All Other Fees	—	—

Total Fees	$776,078	$892,915

(1)
Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consist of professional services performed in connection with a review of registration statements, as amended, for the public offerings of our common stock audits and reviews of historical financial statements for property acquisitions (including compliance with the requirements of Rules 3-05, 3-06, 3-09 or 3-14) and Sarbanes-Oxley Act, Section 404 advisory services.

(3)
Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

        The Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.

Audit Committee's Pre-Approval Policies and Procedures

        The Audit Committee must approve any fee for services to be performed by the Company's independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost under $25,000, the Audit Committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost $25,000 and over, the Audit Committee will be provided with a detailed explanation of what is being included and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, the Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the additional work may continue. Approval by the Audit Committee may be granted at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. The Company will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to the Audit Committee on a regular basis.

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
List of Documents Filed.

1.
Financial Statements

    The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

  2.
  Financial Statement Schedules

    Report of Independent Registered Public Accounting Firm

    Schedule II—Valuation and Qualifying Accounts

    Schedule III—Real Estate and Accumulated Depreciation

    Schedule IV—Mortgage Loans on Real Estate

  3.
  Exhibits

    The list of exhibits filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)
Exhibits.

  The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)
Financial Statement Schedules.

  All financial statement schedules, except for Schedules II, III and IV (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board and Director
March 31, 2010	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director
March 31, 2010	/s/ HOWARD S. GARFIELD Howard S. Garfield Chief Financial Officer, Chief Accounting Officer and Treasurer
March 31, 2010	/s/ ROBERT J. CHAPMAN Robert J. Chapman President
March 31, 2010	/s/ SAMI S. ABBASI Sami S. Abbasi Director
March 31, 2010	/s/ ROGER D. BOWLER Roger D. Bowler Director
March 31, 2010	/s/ JONATHAN L. KEMPNER Jonathan L. Kempner Director
March 31, 2010	/s/ E. ALAN PATTON E. Alan Patton Director

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements
Behringer Harvard Multifamily REIT I, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Behringer Harvard Ventures—Combined Financial Statements
Report of Independent Registered Public Accounting Firm	F-41
Combined Balance Sheets as of December 31, 2009 and 2008	F-42
Combined Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from June 1, 2007 (inception date of first Venture) through December 31, 2007	F-43
Combined Statements of Equity for the years ended December 31, 2009 and 2008 and for the period from June 1, 2007 (inception date of first Venture) through December 31, 2007	F-44
Combined Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from June 1, 2007 (inception date of first Venture) through December 31, 2007	F-45
Notes to Combined Financial Statements	F-46
Financial Statements Schedules
Report of Independent Registered Public Accounting Firm	F-67
Schedule II—Valuation and Qualifying Accounts	F-68
Schedule III—Real Estate and Accumulated Depreciation	F-69
Schedule IV—Mortgage Loans on Real Estate	F-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Real estate:
Land	$39,100	$—
Buildings and improvements	121,363	—

	160,463	—
Less accumulated depreciation	(1,484)	—

Total real estate, net	158,979	—
Investments in unconsolidated real estate joint ventures	279,859	96,505
Cash and cash equivalents	77,540	23,771
Note and other receivables	4,025	1
Deferred financing costs, net	834	—
Receivables from affiliates	258	299
Other assets, net	4,227	318

Total assets	$525,722	$120,894

Liabilities and stockholders' equity
Liabilities
Mortgage loan payable	$51,300	$—
Payables to affiliates	2,278	627
Distributions payable	3,248	832
Accrued offering costs payable to affiliates	1,411	6,918
Deferred lease revenues and other related liabilities, net	15,197	—
Tenant security deposits and prepaid rent	405	—
Accounts payable and other liabilities	866	123

Total liabilities	74,705	8,500
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 57,098,265 and 15,347,792 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	5	1
Additional paid-in capital	486,880	117,268
Cumulative distributions and net loss	(35,868)	(4,875)

Total stockholders' equity	451,017	112,394

Total liabilities and stockholders' equity	$525,722	$120,894

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Rental revenues	$4,106	$—	$—
Expenses
Property operating expenses	1,108	—	—
Real estate taxes	488	—	—
Asset management and other fees	2,051	884	218
General and administrative expenses	3,231	1,599	483
Acquisition expenses	3,393	—	—
Interest expense	101	—	642
Depreciation and amortization	2,891	47	—

Total expenses	13,263	2,530	1,343

Interest income	1,090	884	343
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(238)	4,276	793

Net income (loss)	$(8,305)	$2,630	$(207)

Weighted average number of common shares outstanding	32,473	14,351	2,731

Basic and diluted income (loss) per share	$(0.26)	$0.18	$(0.08)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity
Balance at January 1, 2007	—	$—	4	$—	$13	$(14)	$(1)
Net loss	—	—	—	—	—	(207)	(207)
Issuances of common stock under:
Sale of common stock, net	—	—	14,266	1	114,530	—	114,531
Incentive award plan	—	—	3	—	24	—	24
Distributions declared on common stock	—	—	—	—	—	(927)	(927)

Balance at December 31, 2007			14,273	1	114,567	(1,148)	113,420
Net income	—	—	—	—	—	2,630	2,630
Issuance of convertible stock	1	—	—	—	1	—	1
Issuances of common stock under:
Sale of common stock, net	—	—	1,074	—	2,647	—	2,647
Incentive award plan	—	—	—	—	22	—	22
Redemptions of common stock	—	—	(17)	—	(140)	—	(140)
Distributions declared on common stock	—	—	—	—	—	(6,357)	(6,357)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	18	—	171	—	171

Balance at December 31, 2008	1	—	15,348	1	117,268	(4,875)	112,394
Net loss	—	—	—	—	—	(8,305)	(8,305)
Sale of common stock, net	—	—	41,129	4	363,332	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	(2,512)
Distributions declared on common stock	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	925	—	8,792	—	8,792

Balance at December 31, 2009	1	$—	57,098	$5	$486,880	$(35,868)	$451,017

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net Income (loss)	$(8,305)	$2,630	$(207)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of investments in unconsolidated real estate joint ventures	238	(4,276)	(793)
Distributions received from investments in unconsolidated real estate joint ventures	5,720	4,276	793
Depreciation and amortization	1,482	47	—
Amortization of deferred financing costs	172	—	328
Amortization of in-place lease intangibles	1,237	—	—
Amortization of deferred lease revenues and other related liabilities	(401)	—	—
Stock-based compensation amortization	—	22	24
Changes in operating assets and liabilities:
Accounts payable and other liabilities	103	(71)	204
Other assets	(37)	(206)	(164)
Payables to affiliates	352	(67)	130
Accounts receivable	(317)	28	(70)

Cash provided by operating activities	244	2,383	245
Cash flows from investing activities
Acquisition of and additions to wholly owned real estate	(147,942)	—	—
Investments in unconsolidated real estate joint ventures	(193,930)	(36,615)	(58,293)
Issuances of note receivable	(2,183)	—	(2,995)
Advances to/from unconsolidated real estate joint ventures	1,032	—	(226)
Repayments of advances to unconsolidated real estate joint ventures	(81)	19	—
Prepaid or reimbursable acquisition costs	89	—	(518)
Proceeds from sales of interests in real estate ventures	—	—	1,969
Return of investments in unconsolidated real estate joint ventures	4,205	1,176	160
Escrow deposits	(2,158)	—	(889)

Cash used in investing activities	(340,968)	(35,420)	(60,792)
Cash flows from financing activities
Proceeds from sales of common stock	410,705	10,712	127,498
Proceeds from financing, net:
Mortgage loan payable	50,446	—	—
Credit Facility	—	—	35,672
Repayments of credit facility	—	—	(36,000)
Return of incentive units	—	—	(10)
Offering costs paid	(52,663)	(1,368)	(12,968)
Distributions on common stock paid	(11,483)	(5,766)	(515)
Redemptions of common stock	(2,512)	(140)	—
Change in payables to affiliates	—	(7)	227
Change in subscriptions for common stock	—	(53)	53
Change in subscription cash received	—	53	(53)

Cash provided by financing activities	394,493	3,431	113,904
Net change in cash and cash equivalents	53,769	(29,606)	53,357
Cash and cash equivalents at beginning of year	23,771	53,377	20

Cash and cash equivalents at end of year	$77,540	$23,771	$53,377

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

  Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2009, we believe we are in compliance with all applicable REIT requirements.

        We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, in lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007 and, as of December 31, 2009, we have made investments in twenty multifamily communities of which eight are stabilized operating properties, ten are in lease up and two are in development. We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I LP ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited partnership organized in 2006. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc.") owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

  Offerings of our Common Stock

        On November 22, 2006, we commenced a private offering pursuant to Regulation D of the Securities Act of 1933, as amended (the "Securities Act") to sell a maximum of approximately $400 million of common stock to accredited investors (the "Private Offering"). We terminated the Private Offering on December 28, 2007. We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Net proceeds after selling commissions, dealer manager fees, and other offering costs were approximately $114.3 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Business (Continued)

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP. As of December 31, 2009, we have sold a total of approximately 43.1 million shares of common stock and raised a total of approximately $430.4 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $374.9 million.

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

2. Summary of Significant Accounting Policies

  Use of Estimates in the Preparation of Financial Statements

        The preparation of consolidated financial statements in conformity with generally accepted accounting procedures ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as: the purchase price allocation for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts. Actual results could differ from those estimates.

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities are evaluated based on applicable GAAP, which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

        There are judgments and estimates involved in determining if an entity in which we will make an investment will be variable interest entities ("VIEs") and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

addition, even if the entity's equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses. As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For other investments, we must evaluate whether we have control of an entity, where there are judgments involved in determining if provisions in governing agreements provide protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms as to their economic effect to the operations of the entity, how relevant the term is to the recurring operations of the entity and the weighing of each item to determine whether in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

  Real Estate and Other Related Intangibles

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities primarily consist of the fair value of in-place leases, including tenant relationships. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.

        We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases and tenant relationships was determined by applying a

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease-up period. The estimate of the fair value of tenant relationships also includes an estimate of the likelihood of renewal as determined by management.

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2009.

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

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2009, 2008 or 2007.

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

        We assess notes receivable for impairment in accordance with applicable GAAP. Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture's investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral's fair value as a basis for the impairment.

        There are judgments involved in determining the probability for an impairment to collect contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

  Investments in Unconsolidated Real Estate Joint Ventures

        We or our Co-Investment Ventures account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are initially recorded at cost and are adjusted for our

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

share of equity in earnings and distributions. We report our share of income and losses based on our economic interests in the entities.

        We capitalized interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures.

        We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying operating property, which represents the assets to which the excess is most clearly related.

        When we or our Co-Investment Ventures acquire a controlling interest in a previously noncontrolled investment, a gain or loss is recognized for the differences between the investment's carrying value and fair value.

  Deferred Financing Costs

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

  Acquisition Costs

        Acquisition costs for business combinations, which are expected to include most wholly owned properties, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our Advisor is obligated to reimburse us for all investment-related expenses the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets. Acquisition costs and expenses include amounts incurred with our Advisor and with third parties.

  Organization and Offering Costs

        Our Advisor is obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs and we are required to make reimbursements in accordance with the Advisory Management Agreement, as amended. Organization expenses are expensed as incurred. Offering costs are recognized based on estimated amounts probable of reimbursement and are offset against additional paid-in capital.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and have qualified as a REIT since the year ended December 31, 2007. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

        We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2009 and 2008. In addition, we recognized no current tax expense for the years ended December 31, 2009 and 2008 related to the Texas margin tax or other jurisdictions other than our share of insignificant amounts included in equity in earnings in investments in unconsolidated real estate joint ventures.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2009, we have no significant uncertain tax positions.

  Stock-Based Compensation

        We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our Advisor. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these stock-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows.

        We have issued a total of 6,000 shares of restricted stock to our independent directors. These restricted shares are fully vested. The fair value of the restricted stock was recognized as compensation expense on a straight-line basis over the required service period. We have not recognized any significant compensation expense.

  Concentration of Credit Risk

        We invest our cash and cash equivalents between several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of December 31, 2009 and 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

  Income per Share

        Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of net income it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

plans. During periods of net loss, the assumed exercise of securities is anti-dilutive and are not included in the calculation of earnings per share.

        The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan ("Incentive Award Plan") authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares has been authorized and reserved for issuance under the Incentive Award Plan. As of December 31, 2009, no options have been issued. As of December 31, 2009 and 2008, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

        As of December 31, 2009 and 2008, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding. The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

  Reportable Segments

        Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from investments in real estate properties that we wholly own or own through Co-Investment Ventures, which we account for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

  Fair Value

        In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, our Advisor makes assumptions and uses various estimates and pricing models, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, our Advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

        As of December 31, 2009, we believe the carrying values of cash and cash equivalents, note receivable, receivables and payables from affiliates and mortgage loan payable approximate their fair values. As of December 31, 2009 and 2008, we had no assets or liabilities measured at fair value on a recurring or nonrecurring basis.

  Reclassification

        Certain financial information from the previous fiscal years has been revised to conform to the current year presentation. This revision to the historical presentation does not reflect a material change to the information presented in the Consolidated Statements of Operations.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2008 and 2007, in order to combine insignificant amounts, we revised the presentation of the Consolidated Statements of Operations to combine the organization expenses caption and the general and administrative expenses into one caption titled general and administrative expenses.

3. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The adoption of this guidance will not have a material impact on our financial statements.

        In May 2009, the FASB issued authoritative guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We included the required disclosures in the accompanying notes to these consolidated financial statements (see footnote 11).

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

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. We adopted this guidance on January 1,

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

3. New Accounting Pronouncements (Continued)

2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed.

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Our adoption of this guidance on January 1, 2009 increased our total equity. Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests. Income available to common stockholders was not affected.

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

4. Real Estate Investments

        We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures. As of December 31, 2009, we had three wholly owned real estate investments and 17 investments in unconsolidated real estate joint ventures. As of December 31, 2008, we had ten investments in unconsolidated real estate joint ventures. All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

        The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of December 31, 2009. The investments are categorized based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting year.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2008.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

  •
  Developments are communities currently under construction and leasing activity has not commenced.

        Occupancy data is presented upon stabilization of the property.

Investments in Real Estate

	Location	Purchase Date	Units (unaudited)	Occupancy Rate (unaudited)	Total Real Estate, net (in millions)
Stabilized / Non-comparable:
The Gallery at NoHo Commons(1)(8)	Los Angeles, CA	3rd Quarter 2009	438	90%	$106.0
Mariposa Loft Apartments	Atlanta, GA	3rd Quarter 2009	253	91%	27.9
Grand Reserve Orange	Orange, CT	4th Quarter 2009	168	92%	25.1

			859		$159.0

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

Investments in Unconsolidated Real Estate Joint Ventures(2)

	Location	Acquisition, Completion, or Estimated Future Completion Date	Units (unaudited)	Occupancy Rate (unaudited)	Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk(2)(3)(8)	Johns Creek, GA	3rd Quarter 2007	210	93%	$4.0
Stabilized / Non-comparable:
Halstead(4)	Houston, TX	2nd Quarter 2009	301	90%	3.4
Waterford Place(4)	Dublin, CA	3rd Quarter 2009	390	92%	11.0
Burrough's Mill Apartment Homes(4)	Cherry Hill, NJ	3rd Quarter 2009	308	92%	8.1
Calypso Apartments and Lofts(4)	Irvine, CA	4th Quarter 2009	177	89%	27.4
Lease ups:
The Eclipse(4)(5)	Houston, TX	2nd Quarter 2009	330	N/A	19.7
Forty55 Lofts(4)	Marina del Rey, CA	3rd Quarter 2009	140	N/A	26.2
Cyan/PDX(2)(4)(6)	Portland, OR	4th Quarter 2009	352	N/A	46.2
San Sebastian(4)	Laguna Beach, CA	4th Quarter 2009	134	N/A	19.9
55 Hundred(3)(6)(7)(8)	Arlington, VA	1st Quarter 2010	234	N/A	23.6
Bailey's Crossing(3)(8)(9)	Alexandria, VA	2nd Quarter 2010	414	N/A	29.8
Equity and Loan Investments
Lease ups:
The Venue(8)(10)	Clark County, NV	4th Quarter 2009	168	N/A	4.5
Satori(6)(8)(10)	Fort Lauderdale, FL	1st Quarter 2010	279	N/A	12.3
Developments:
Skye 2905(6)(8)(10)	Denver, CO	4th Quarter 2010	400	N/A	12.9
Veritas(8)(10)	Henderson, NV	1st Quarter 2011	430	N/A	14.9
Loan Investments
Lease ups:
Grand Reserve(8)(11)	Dallas, TX	1st Quarter 2010	149	N/A	5.1
The Cameron(6)(8)(11)	Silver Spring, MD	2nd Quarter 2010	325	N/A	10.9

			4,741		$279.9

		Total Units	5,600

(1)
Purchase price of The Gallery at NoHo Commons was $96.0 million, before normal closing costs and prorations.

(2)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%) and Cyan/PDX (70%).

(3)
Equity investment in a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(4)
Equity investment wholly owned by a BHMP CO-JV.

(5)
Through November 12, 2009, the BHMP CO-JV had an equity investment in a Property Entity that included a third party developer. Subsequent to November 12, 2009, the BHMP CO-JV wholly owned the multifamily community.

(6)
Includes retail space, where the total approximate square footage of retail space of gross leasable area ("GLA") for all these investments totals 34,540 square feet (unaudited), approximately 2% (unaudited) of total rentable area.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

(7)
Through November 23, 2009, the BHMP CO-JV had a mezzanine loan investment and an equity interest in a Property Entity that included a third party developer. Subsequent to November 23, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted to an equity investment.

(8)
Equity interest in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy sell rights and/or right of BHMP CO-JV to convert mezzanine loan to equity in the property.

(9)
Through November 30, 2009, the BHMP CO-JV had a mezzanine loan investment in a Property Entity owned by a third-party developer. Subsequent to November 30, 2009, the BHMP CO-JV contributed additional equity and the mezzanine loan investment was converted into an equity investment.

(10)
Mezzanine loan investment and equity investment by a BHMP CO-JV in a joint venture with unaffiliated third parties.

(11)
Mezzanine loan investment by a BHMP CO-JV.

  Investments in real estate

        In 2009, we acquired three wholly owned multifamily communities, The Gallery at NoHo Commons, Mariposa Loft Apartments and Grand Reserve Orange totaling 859 units for an aggregate purchase price, excluding closing costs, of approximately $150.3 million, paid in cash funded from the proceeds of our Initial Public Offering. No mortgage debt was assumed or obtained in connection with the acquisitions. On October 28, 2009, we closed on a $51.3 million loan financing collateralized by our real estate investment in The Gallery at NoHo Commons. We did not have any wholly owned investments in real estate as of December 31, 2008.

        The following tables present certain additional information regarding our material acquisition, The Gallery at NoHo, and the other wholly owned acquisitions acquired in 2009. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows (in millions):

	The Gallery at NoHo Commons	Other Wholly Owned Acquisitions	Total
Land	$28.7	$10.4	$39.1
Buildings and improvements	78.2	43.0	121.2
Acquired intangible assets	1.5	0.9	2.4
Note and other receivables	1.4	—	1.4
Deferred lease revenues and other related liabilities	(13.8)	—	(13.8)

Total	$96.0	$54.3	$150.3

  •
  The deferred lease revenues and other related liabilities relate to our assumption of an affordable housing obligation (see footnote 8).

  •
  Note and other receivables relates to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles (see footnote 5).

  •
  We are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

        The amounts recognized for revenues and net losses assumed from the acquisition dates to December 31, 2009 are as follows (in millions):

	The Gallery at NoHo Commons	Other Wholly Owned Acquisitions
Revenues	$2.6	$1.5
Net loss	$(0.9)	$(0.2)
  •
  Included in the net loss is depreciation and amortization of lease intangibles expense of $2.7 million.

        The following unaudited pro forma information is presented as if we acquired our wholly owned multifamily communities on January 1, 2008. This information is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2008, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Pro Forma for the Years Ended December 31,
	2009	2008
Revenue	$15.1	$14.4
Net loss	$(2.9)	$(2.3)
Net loss per share	$(0.08)	$(0.10)
  •
  Included in the pro forma net income for the years ended December 31, 2009 and 2008 is depreciation and amortization of lease intangibles expense of $5.8 million and $7.3 million, respectively.

        Depreciation expense associated with all of our wholly owned buildings and improvements for the year ended December 31, 2009 was approximately $1.5 million. Accumulated depreciation associated with all of our wholly owned buildings and improvements as of December 31, 2009 was approximately $1.5 million.

        Cost of lease intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and are included in other assets. As of December 31, 2009, the value of in-place leases was approximately $2.4 million and accumulated amortization was $1.2 million. The amortization expense for the value of in-place leases will be fully amortized in 2010.

  Investments in unconsolidated real estate joint ventures

  BHMP CO-JV

        We have entered into 17 separate joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for large Dutch pension funds ("PGGM").

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

        Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture's business is conducted. Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a "BHMP CO-JV." Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT.

        Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV's investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the BHMP CO-JV's investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        We have determined that our BHMP CO-JVs are not variable interest entities and that each partner has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

        Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, entities that own one real estate operating property or development project. The collective group of these operating property entities or development entities are collectively referred to herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor. Until the current funding commitment from PGGM of $300 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between the BHMP Co-Investment Partner and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

        Generally, the BHMP Co-Investment Partner will co-invest in a BHMP CO-JV with a 45% equity interest, and we will co-invest with a 55% equity interest, although PGGM may elect smaller allocations. Cash distributions are allocated pro rata based on each partner's capital investments. Although we are the manager of each BHMP CO-JV, each partner possesses equal substantive control and participating rights to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and any method of refinancing or raising additional debt or equity capital.

        As of December 31, 2009, two BHMP CO-JVs have only loan investments in Property Entities. As of December 31, 2009, 15 of our BHMP CO-JVs include equity investments. Eight of the Property Entities are indirectly wholly owned by the BHMP CO-JVs. The remaining seven Property Entities are owned by BHMP CO-JVs and unaffiliated third parties who serve as general and limited partners and are generally subsidiaries of commercial developers which were organized to own, construct, and finance only one particular real estate project. Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these 15 Property Entities, we have 11 investments reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs. During 2009 and 2008, we invested in seven and two, respectively, newly formed BHMP CO-JVs, all with investments in separate multifamily communities.

        In addition to the investments in newly formed BHMP CO-JV, we also made additional investments in existing BHMP CO-JVs during 2009 that were used by the BHMP CO-JVs to acquire additional ownership interests in Property Entities:

  •
  In November 2009, the Eclipse BHMP CO-JV indirectly acquired all of the remaining ownership interest in the Eclipse Property Entity for $0.1 million and the assumption of the $20.9 million construction loan. Effective with the transaction, the Eclipse Property Entity became wholly owned by the Eclipse BHMP CO-JV. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest. At the closing, the Eclipse BHMP CO-JV paid off the construction loan, exercised the ground lease purchase option and effectively eliminated its note receivable to the Eclipse Property Entity. The total funding by the Eclipse BHMP CO-JV, before normal closing costs, was approximately $25.6 million. Our contribution to the Eclipse BHMP CO-JV was $14.1 million.

  •
  In November 2009, the equity and debt financing of the 55 Hundred Property Entity was restructured, whereby the 55 Hundred BHMP CO-JV converted its $20.0 million note receivable to an equity interest. In addition to the conversion, the BHMP CO-JV became the general partner in the 55 Hundred Property Entity and contributed $17.6 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the 55 Hundred Property Entity to pay down the construction loan and certain development costs. With the restructuring, the 55 Hundred BHMP CO-JV has consolidated the 55 Hundred Property Entity. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest. Our additional contribution to the 55 Hundred BHMP CO-JV in connection with the November 2009 transaction was $9.7 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

  •
  In December 2009, the Bailey's Crossing BHMP CO-JV converted its $22.1 million note receivable to an equity interest. In addition to the conversion, the BHMP CO-JV became the general partner of the Property Entity and contributed $28.8 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the Property Entity to pay down the construction loan and pay certain development costs. The BHMP CO-JV is contingently obligated to fund up to approximately $0.4 million of additional development costs for a similar additional first priority equity interest. With the restructuring, the Bailey's Crossing BHMP CO-JV has consolidated the Bailey's Crossing Property Entity. Our additional contribution to the Bailey's Crossing BHMP CO-JV in the December 2009 transaction was $16.0 million.

        The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii)100% of the accounts of the Property Entities where there is a corresponding BHMP CO-JV equity investment. The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties. All inter-entity transactions, balances and profits have been eliminated in the combined financial data. The December 31, 2008 combined financial data has been adjusted to reflect noncontrolling interest (amounts in millions):

Balance Sheet Data:	December 31, 2009	December 31, 2008
Land, buildings and improvements, net	$649.3	$136.3
Construction in progress	210.2	139.4
Notes receivable, net	25.4	45.9
Cash and cash equivalents	6.2	8.0
Other assets, including restricted cash	22.9	1.8

Total assets	$914.0	$331.4

Property Entity level construction and mortgage loans payable	$284.3	$132.4
BHMP CO-JV level mortgage loans payable	110.1	—
Accounts payable, interest payable and other liabilities	30.2	27.9

Total liabilities	424.6	160.3
Redeemable, noncontrolling interests	10.4	—
Our members' equity	268.5	91.6
BHMP Co-Investment Partner's equity	201.2	73.8
Nonredeemable, noncontrolling interests	9.3	5.7

Total equity	479.0	171.1

Total liabilities and equity	$914.0	$331.4

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

	For the Years Ended December 31,
Operating Data:	2009	2008	2007
Revenues
Rental revenues	$13.3	$3.0	$1.2
Interest income	14.3	10.2	2.3

	27.6	13.2	3.5
Expenses
Property operating expenses	8.0	1.3	0.3
Real estate taxes	2.0	0.3	0.1
Interest expense	5.9	1.5	0.7
Acquisition expenses	2.8	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	—	0.5	—
Depreciation and amortization	9.5	1.9	1.0

	28.2	5.5	2.1

Net income (loss)	(0.6)	7.7	1.4
Net loss attributable to noncontrolling interests	0.4	0.3	0.2

Net income (loss) attributable to consolidated BHMP CO-JV	$(0.2)	$8.0	$1.6

Our share of equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(0.2)	$4.3	$0.8

        The following presents the reconciliation between our member's equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	December 31, 2009	December 31, 2008
Balance of our member's equity in the BHMP CO-JVs	$268.5	$91.6
Other capitalized costs, net of amortization	11.4	4.9

Investments in unconsolidated real estate joint ventures	$279.9	$96.5

        Included in the combined financial data are notes receivable by BHMP CO-JVs to Property Entities in various stages of development. The BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion. All advances have reached their required maximum funding amounts. Below are the

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

BHMP CO-JVs' notes receivable from the Property Entities as of December 31, 2009 and 2008 (amounts in millions):

	Carrying Amount
				Fixed Interest Rate		Option Period Commencement After Construction
Name of Underlying Property	2009		2008		Maturity Date
Grand Reserve	$7.5		$7.0	10.0%	April 2012	120 days after the earlier of 1 year or 90% occupied
The Cameron	19.3		19.3	9.5%	December 2012	90 days
Bailey's Crossing	—	(a)	22.1	(a)	(a)	(a)

Total BHMP CO-JV Notes	26.8		48.4
Less: Deferred Financing Fees	(1.4)		(2.5)

Net BHMP CO-JV Notes	$25.4		$45.9

(a)
Effective in December 2009, the note receivable was converted into an equity interest in the Property Entity.

        In the combined financial data, the notes receivable and notes payable between the BHMP CO-JVs and its Property Entities in which the BHMP CO-JVs have equity interests are eliminated. For these notes, all advances have reached their required maximum funding amounts. Below are the eliminated BHMP CO-JVs' notes receivable as of December 31, 2009 and 2008 (amounts in millions):

	Carrying Amount
				Fixed Interest Rate
Name of Underlying Property	2009		2008		Maturity Date
Satori	$14.8		$14.8	10.0%	October 2012
Skye 2905	14.8		10.6	10.0%	April 2013
The Venue	5.8		5.8	10.0%	June 2013
Veritas	21.0		14.7	13.0%	December 2013
55 Hundred	—	(a)	20.0	(a)	(a)
The Eclipse	—	(a)	8.1	(a)	(a)

Total BHMP CO-JV Notes Receivable Eliminated in Combination	$56.4		$74.0

(a)
During 2009, the notes were converted into equity interests in the respective Property Entity.

        Three BHMP CO-JVs are solely responsible for their respective mortgage loan payables (other than customary non-recourse carve-out guarantees such as environmental conditions, misuse of funds, and material misrepresentations provided by us), which are secured by the respective wholly owned underlying properties. These mortgage loans payables are referred to as BHMP CO-JV mortgage loans.

        As of December 31, 2009, other than loans made by our BHMP CO-JVs or us to the Property Entities, there are seven construction and mortgage notes payable relating to our investments. Each of these loans payable is between an unaffiliated third-party lender and the Property Entities, which include unaffiliated third-party partners. These loans payable are referred to as Property Entity level

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

construction and mortgage loans. Other than guarantees issued by the project developers or their affiliates, the Property Entities are solely responsible for amounts under their construction loans, mortgage loans and mezzanine loans as well as other liability balances. Neither we nor the BHMP CO-JVs have a primary or secondary obligation on those obligations of the Property Entities.

        The following presents the carrying amount of the combined construction and mortgage loans payable as of December 31, 2009 and 2008 made by parties other than BHMP CO-JVs or us (amounts in millions):

BHMP CO-JV Level Mortgage Loans	2009	2008	Interest Rate	Maturity Date
Halstead	$24.0	$—	6.17% - Fixed	September 2011
Waterford Place	60.1	—	4.83% - Fixed	May 2013
Burrough's Mill Apartment Homes	26.0	—	5.29% - Fixed	October 2016

Total	$110.1	$—

Property Entity Level Construction and Mortgage Loans
The Reserve at Johns Creek Walk	$23.0	$23.0	6.46% - Fixed	March 2013
The Eclipse	—	17.2	Monthly LIBOR + 175 bps	N/A
Satori	69.4	41.9	Monthly LIBOR + 140 bps	October 2010
55 Hundred	52.7	30.1	Monthly LIBOR + 300 bps	November 2013
Bailey's Crossing	61.1	—	Monthly LIBOR + 275 bps	November 2011
Skye 2905	42.2	14.9	Monthly LIBOR + 195 bps	May 2011
The Venue	19.2	5.3	Monthly LIBOR + 225 bps	June 2012
Veritas	16.7	—	Monthly LIBOR + 275 bps	December 2012

Total	$284.3	$132.4

  •
  Monthly LIBOR at December 31, 2009 was 0.23%.

        As of December 31, 2009, $459.7 million of the net carrying value of land, buildings and improvements and $171.1 million of construction in progress collateralized the combined construction and mortgage loans payable.

        Each of the Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred. The aggregate total commitment, if fully funded, is $330.7 million. Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operational performance levels have been achieved as of the maturity date. An extension fee, generally 0.25% of the total loan balance, is required for each extension.

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments (Continued)

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity. These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through March 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies. If the senior construction lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and us. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

        As of December 31, 2009, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2009, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

5. Note and Other Receivables

        As of December 31, 2009 and 2008, we have approximately $2.4 million and less than $0.1 million, respectively, in a note receivable. The note is secured by the Grand Reserve Property Entity, bears interest at 10.0%, and is due April 2012. During 2009, we fully funded our loan commitment. Our note receivable is junior to a loan by the BHMP CO-JV.

        As of December 31, 2009, we have a receivable of approximately $1.6 million related to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles, net of imputed discount. The tax increment receivable is collectable from real estate taxes through 2028 as defined in the agreement with the Community Redevelopment Agency. This receivable was acquired in connection with our acquisition of The Gallery at NoHo Commons.

6. Mortgage Loan Payable

        As of December 31, 2009, we had one mortgage loan payable for approximately $51.3 million, bearing interest at 4.72% and maturing on November 1, 2016. The mortgage loan payable requires interest only payments until maturity. As of December 31, 2009, assets with a carrying value of approximately $106.0 million secure the mortgage loan payable.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity

  Capitalization

        As of December 31, 2009 and 2008, we had 57,098,265 and 15,347,792 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of $200,001.

        As of December 31, 2009 and 2008, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000. The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange. The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of December 31, 2009. Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

        As of December 31, 2009 and 2008, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

Summary of share redemption program through November 11, 2009

        The terms on which we redeem shares may differ between redemptions upon the death or "qualifying disability" (as defined in the share redemption program) of the stockholder or requests for redemption sought upon a stockholder's confinement to a long-term care facility (collectively referred to herein as "Exceptional Redemptions") and all other redemptions (referred to herein as "Ordinary Redemptions").

        For Ordinary Redemptions, the purchase price for shares redeemed under the share redemption program will equal:

  •
  prior to the time we begin obtaining appraisals of the value of our properties and our other assets, the amount by which (a) the lesser of (1) 90% of the average gross price per share the original purchaser or purchasers of the shares paid to us, which we refer to as the "issue price,"

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

    for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments; or

  •
  after we begin obtaining such appraisals of the value of our properties and our other assets, the lesser of (1) 100% of the average issue price per share for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the estimated value per share, as determined by the most recent appraisal.

        For Extraordinary Redemptions, the purchase price per share for shares redeemed under the share redemption program will equal, until we begin having appraisals performed, the amount by which (a) the average issue price per share for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments. Thereafter, the purchase price will be the estimated value per share, as determined by the most recent appraisal.

        Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder's IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program. Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year. The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

Summary of amendments effective as of November 11, 2009

        On November 11, 2009, our board of directors approved certain amendments to the program to be effective immediately. Under the amended and restated share redemption program, the per share redemption price will equal:

  •
  in the case of Ordinary Redemptions, 90% of (i) the most recently disclosed estimated value per share (the "Valuation") as determined in accordance with our valuation policy (the "Valuation Policy"), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

    distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

  •
  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

        "Original Share Price" means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

        Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days' notice to stockholders before applying this new price determined by our board of directors.

        In addition, under the amended and restated share redemption program, Exceptional Redemption requests may be made within one year of the event giving rise to the special circumstances, as opposed to 270 days under the prior share redemption program (i.e. Exceptional Redemption requests may be made within one year of the death of the stockholder, within one year of the determination of the stockholder's qualifying disability or, with respect to redemptions sought upon a stockholder's confinement to a long-term care facility, within one year of the earlier of (1) the one year anniversary of the stockholder's admittance to the long-term care facility or (2) the date of the determination of the stockholder's indefinite confinement to the long-term care facility by a licensed physician). Exceptional Redemption requests not made within the one-year period will be treated as Ordinary Redemption requests.

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

        For the year ended December 31, 2009, we redeemed approximately 304,353 shares of common stock for approximately $2.5 million. For the year ended December 31, 2008, we redeemed 16,667 shares of common stock for approximately $0.1 million.

  Distributions

        We paid our first distribution effective July 1, 2007.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        Distributions, including paid by issuing shares under the DRIP, for the years ended December 31, 2009 and 2008 were as follows (amounts in millions):

	Distributions
2009	Declared	Paid
Fourth Quarter	$8.7	$7.8
Third Quarter	6.5	5.9
Second Quarter	4.6	4.1
First Quarter	2.9	2.5

Total	$22.7	$20.3

2008
Fourth Quarter	$2.4	$2.0
Third Quarter	1.3	1.3
Second Quarter	1.3	1.3
First Quarter	1.3	1.3

Total	$6.3	$5.9

8. Commitments and Contingencies

        In the ordinary course of business, we and/or our Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our "Project Commitments"). We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. As of December 31, 2009, all of our Co-Investment Ventures have been BHMP CO-JVs. As of December 31, 2009, we and/or our Co-Investment Ventures have unfunded commitments to the BHMP CO-JVs of approximately $25.9 million.

        The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on two Property Entities under contingent sell options held by other investors on the Property Entities: The Cameron and Grand Reserve. The options are generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. As this amount is based on future events, we are not able to estimate this amount if exercised; however, the estimated cost is approximately $51.8 million. The amount of cash required to fund these option purchases may be substantially less than the fair value price due to the applicable BHMP CO-JV's notes receivable investment, assumption of existing Property Entity financing and new financing sources. As of December 31, 2009, no purchase options are exercisable.

        Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2009, no such offers are outstanding.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Bailey's Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey's Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount or our share if exercised; however the limited partner's invested capital as of December 31, 2009 is approximately $11.8 million.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement. In addition, we will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections as deferred lease revenues and other related liabilities. As of December 31, 2009, we have recorded approximately $1.6 million in deferred lease revenues and other related liabilities and for the year ended December 31, 2009 recognized approximately $0.3 million of deferred revenue amortization related to The Gallery at NoHo Commons affordable housing obligations.

9. Related Party Arrangements

        Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.

        We have no employees and are supported by related party service agreements. Our Advisor earns fees and compensation in connection with the acquisition, management and sale of our assets. We are dependent on our Advisor, Behringer Securities and Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), an affiliate of our Advisor, for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        Our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated, has a termination date of April 1, 2010 with the option to be renewed by either party for an unlimited number of successive one-year terms. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        Pursuant to the prior Advisory Management Agreement in effect through March 31, 2009, we were required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement").

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Related Party Arrangements (Continued)

However, such reimbursement was not required to the extent that the reimbursement would cause the total amount of O&O Reimbursement paid by us to exceed 1.5% of the gross proceeds of the public offering as of the date of reimbursement. Additional amounts that were incurred by our Advisor that we believed were probable of being owed were accrued. Effective April 1, 2009, pursuant to the amended and restated Advisory Management Agreement, our obligation to reimburse the Advisor for organization and offering expenses is no longer capped as of the date of reimbursement. However, the Advisor remains obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by the Company exceeds 1.5% of the gross proceeds of the completed public offering. The Company's reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with the amendment, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the years ended December 31, 2009 and 2008, we incurred O&O Reimbursement of approximately $8.9 million and $6.9 million, respectively. As of December 31, 2009, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $9.5 million.

        Our Advisor was obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our Advisor under the Advisory Management Agreement. We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the "O&O Fee"), regardless of whether the actual amount of Private Offering costs incurred by our Advisor were higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended, and our reimbursement was increased to include Private Offering costs incurred by our Advisor in excess of total amounts due under the O&O Fee subject to the limitations discussed above. For the year ended December 31, 2008, we incurred O&O Reimbursement of $6.1 million due to the reimbursement of the remaining Private Offering costs. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. No O&O Fee was recorded during 2009.

        Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fee is paid on purchases made pursuant to our DRIP. In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Related Party Arrangements (Continued)

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

Sale of common stock	2009	2008	2007
Gross proceeds	$410.7	$10.7	$—
Less offering costs:
O&O Reimbursement(1)	(8.9)	(6.9)	—
Dealer manager fees	(10.3)	(0.3)	—
Selling commissions	(28.2)	(0.7)	—
Other	—	(0.2)	—

Total offering costs	(47.4)	(8.1)	—

Sale of common stock, net	$363.3	$2.6	$—

(1)
Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million.

        Included in general and administrative expense for accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2009 and 2008 is approximately $1.4 million and $0.5 million, respectively. None were incurred for the year ended December 31, 2007.

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

        Through September 2, 2008, our Advisor was reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us. Effective September 2, 2008, our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses and other closing costs. Our Advisor will be responsible, and we have no obligation, for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor will also be responsible, and we have no obligation, for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties with respect to investments we do not make.

        For the years ended December 31, 2009, 2008 and 2007, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $8.1 million,

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Related Party Arrangements (Continued)

$1.9 million and $2.6 million, respectively. For the years ended December 31, 2009, 2008 and 2007, approximately $5.1 million, $1.9 million and $2.6 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2009, our Advisor has earned debt financing fees of approximately $1.1 million. Our Advisor did not earn any debt financing fees in 2008 or 2007.

        On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the "Property Management Agreement") with our operating partnership and our property manager, Behringer Harvard Multifamily Management Services, LLC ("BHM Management"). The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010 with automatic renewal periods of two years. If no party gives written notice of termination to the other parties at least thirty days prior to the expiration date of the agreement, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the advisory management agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third-party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        The Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2009, 11 multifamily communities were managed under the Property Management Agreement. For the year ended December 31, 2009, 2008 and 2007, BHM Management or its affiliates earned minimal property management fees. For all other multifamily communities, the third-party developer has selected the property manager or the property is still in development.

        Through September 1, 2008, our Advisor received a monthly asset management fee for each asset held by us. This amount was calculated based upon one-twelfth of 1% of aggregate asset value, as defined, as of the last day of the preceding month. Effective September 2, 2008, this fee is 0.75% of the higher of the cost of investment or value of the investment. For the years ended December 31, 2009, 2008 and 2007, our Advisor earned asset management fees of approximately $1.9 million, $0.9 million and $0.2 million, respectively.

        Our Advisor is paid a disposition fee if our Advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such an event, we will pay our Advisor (1) in the case of the sale of real property, the lesser

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Related Party Arrangements (Continued)

of: (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. This fee shall not be earned or paid unless and until the stockholders have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by stockholders plus a 7% cumulative, non-compounded, annual return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale because stockholders have not yet received their required minimum distributions will be deferred and paid at such time as these subordination conditions have been satisfied. No disposition fee has been earned since our inception.

        We will pay a development fee to our Advisor in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our Advisor if our Advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Our Advisor has earned no development fees since our inception.

        For other expenses paid or incurred by the Advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our Advisor, subject to the limitation that we will not reimburse our Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets ("AIA"), or (B) 25% of our net income ("NI") determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor or its affiliates for personnel employment costs incurred by our Advisor or its affiliates in performing services under the Advisory Management Agreement to the extent that such employees perform services for which the Advisor receives a separate fee.

        For the trailing twelve months ended December 31, 2009, total operating expenses of approximately $6.7 million exceeded 2% of our AIA (which was approximately $3.9 million) by approximately $2.8 million. Our board of directors, including all of our independent directors, has reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company's AIA and NI.

        We are dependent on our Advisor, Behringer Securities and BHM Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information is summarized below (amounts in millions):

	2009	2008	2007
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.3 million in 2009 and $0.3 million in 2007	$0.1	$—	$0.2
Non-cash investing and financing activities:
Investment in unconsolidated real estate joint ventures	$0.2	$—	$—
Escrow and prepaid acquisition costs	$—	$1.9	$0.9
Conversion of note receivable into investments in unconsolidated real estate joint ventures	$—	$—	$2.8
Distributions payable	$3.2	$0.8	$0.4
Dividend reinvestments	$8.6	$0.2	$—
Accrued offering costs and dealer manager fees	$1.6	$6.9	$—

11. Subsequent Events

  Status of the Offering

        For the period January 1, 2010 through February 28, 2010, we sold approximately 9.0 million shares of common stock for gross proceeds of approximately $89.9 million including issuances through our DRIP.

  Distributions Paid

        On January 5, 2010, we paid total distributions of approximately $3.2 million, of which $1.6 million was cash distributions and $1.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of December 2009. On February 2, 2010, we paid total distributions of approximately $3.5 million, of which $1.7 million was cash distributions and $1.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of January 2010. On March 2, 2010, we paid total distributions of approximately $3.5 million, of which $1.7 million was cash distributions and $1.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of February 2010.

  Distributions Declared

        On February 28, 2010, our board of directors declared distributions payable to the stockholders of record each day during the months of March, April and May 2010. The distributions authorized for March, April and May equal a daily amount of $0.0019178 per share of common stock. Distributions payable to each stockholder of record during a month will be paid in cash on or before the 10th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. If the rate we are paying for each day in December, January and February was paid each day for a 365-day period, it would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Subsequent Events (Continued)

  Acquisitions of Real Estate

        On January 7, 2010, we acquired a wholly owned multifamily community, located in Santa Rosa, California, from an unaffiliated seller. The purchase price was approximately $38.7 million, excluding closing costs. Mortgage debt of $26.8 million was assumed in connection with the acquisition. The mortgage loan payable bears interest at 4.63%. Acquisition expenses of approximately $0.8 million were recognized.

        On January 21, 2010, we acquired, through a newly formed BHMP CO-JV, a multifamily community located in Denver, Colorado, from an unaffiliated seller. The purchase price was approximately $52.0 million, excluding closing costs. No mortgage debt was assumed or obtained in connection with the acquisition. Acquisition expenses of approximately $0.6 million were recognized. Our equity interest in the BHMP CO-JV was 55% and we contributed approximately $28.6 million to the BHMP CO-JV to fund our portion of the acquisition.

        On March 16, 2010, we acquired a wholly owned multifamily community consisting of 131 units and 66,000 square feet of retail currently occupied by a grocery store located in the Tyson Corner area of McLean, Virginia, from an unaffiliated seller. The purchase price was approximately $68.2 million, excluding closing costs. No mortgage debt was assumed or obtained in connection with the acquisition. Acquisition expenses of approximately $1.4 million were recognized.

  Financings

        On February 5, 2010, a BHMP CO-JV in which we hold a 55% ownership interest closed on a $23.9 million mortgage loan payable. The mortgage loan payable bears interest at 4.21% and matures on March 1, 2015. The mortgage loan payable is secured with BHMP CO-JV assets that as of December 31, 2009 had a carrying value of approximately $48.1 million.

        On February 5, 2010, we closed on a $15.8 million mortgage loan payable. The mortgage loan payable bears interest at 5.21% and matures on March 1, 2017. The mortgage loan payable is secured with wholly owned assets that as of December 31, 2009 had a carrying value of approximately $27.9 million.

        On February 26, 2010, a BHMP CO-JV in which we hold a 55% ownership interest closed on a $28.6 million mortgage loan payable. The mortgage loan payable bears interest at 4.23% and mature on March 1, 2015.

        On March 26 2010, we closed on a $150.0 million credit facility. We intend to use the facility for general corporate and working capital purposes, including, but not limited to financing further acquisitions and placing debt on communities we initially purchase in all-cash transactions. The credit facility matures on April 1, 2017. Draws under the facility will be secured by multifamily properties directly owned by our subsidiaries, and those properties will comprise a collateral pool under the credit agreement. The aggregate borrowings under the facility is limited to 70% of the value of the collateral pool. Currently, the collateral pool includes only Grand Reserve Orange; we may add and remove multifamily communities from the collateral pool in compliance with requirements under the credit agreement. The carrying value of wholly owned assets collateralizing the facility is approximately $25.1 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Subsequent Events (Continued)

        Borrowing tranches under the credit facility bear interest at a "base rate" (calculated as either the one-month or three-month LIBOR rate plus the applicable margin). As of March 26, 2010, the base rate for the first borrowing tranche was 2.33% based on one-month LIBOR. The loan requires monthly interest-only payments. The current amount outstanding under the credit facility is $10.0 million.

        The credit agreement contains customary provisions in respect of events of default, affirmative, negative and financial covenants and representations, warranties and borrowing conditions. In particular, the credit agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.

  Amendment to Advisory Agreement

        On January 29, 2010, we and our Advisor entered into the Third Amended and Restated Advisory Management Agreement (the "Amended and Restated Agreement") which amends and restates the Second Amended and Restated Advisory Management Agreement dated April 1, 2009. In the Amended and Restated Agreement, the subordinated disposition fee has been removed. Accordingly, the Advisor will not be paid a subordinated disposition fee for providing services in connection with the sale of one or more of our assets.

        The Amended and Restated Agreement also amends the definition of acquisition expenses to clarify that if our Advisor directly provides services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a prospective or completed investment, the direct employee costs and burden to our Advisor of providing these services will be acquisition expenses. These services will not be considered services for which our Advisor is entitled to compensation in the form of a separate fee. Pursuant to the Amended and Restated Agreement, acquisition expenses also include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Furthermore, the Amended and Restated Agreement provides that we shall pay directly or reimburse the Advisor for the expenses listed in the previous sentence, regardless of whether they relate to an investment that we make or do not make.

  Amended and Restated Distribution Reinvestment Plan and Amended and Restated Automatic Purchase Plan

        Our Amended and Restated Distribution Reinvestment Plan and Amended and Restated Automatic Purchase Plan, each adopted November 11, 2009 and filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 13, 2009, became effective on March 1, 2010.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Quarterly Results (unaudited)

        Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$—	$—	$538	$3,568
Interest income	80	195	409	406
Net income (loss)	138	408	(3,861)	(4,990)
Basic and diluted weighted average shares outstanding	17,376	26,334	36,678	49,109
Basic and diluted income (loss) per share	$0.01	$0.02	$(0.11)	$(0.10)

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$—	$—	$—	$—
Interest income	425	225	162	72
Net income	697	835	766	332
Basic and diluted weighted average shares outstanding	14,271	14,267	14,267	14,599
Basic and diluted income per share	$0.05	$0.06	$0.05	$0.02

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of
Behringer Harvard Ventures
Addison, Texas

        We have audited the accompanying combined balance sheets of Behringer Harvard Ventures ("the Ventures"), which are under common ownership and common management, as of December 31, 2009 and 2008 and the related combined statements of operations, equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from June 1, 2007 (inception date of the first Venture) through December 31, 2007. These financial statements are the responsibility of the Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Ventures are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Ventures' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Ventures at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from June 1, 2007 (inception date of the first Venture) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Ventures

Combined Balance Sheets

(in thousands)

	December 31, 2009	December 31, 2008
Assets
Real estate:
Land	$138,593	$3,205
Buildings and improvements	379,040	29,450

	517,633	32,655
Less accumulated depreciation	(5,774)	(1,760)

Net operating real estate	511,859	30,895
Construction in progress	105,822	—

Total real estate, net	617,681	30,895
Mortgage notes receivable, net	81,820	119,911
Investments in unconsolidated real estate joint ventures	20,184	29,895
Cash and cash equivalents	5,049	7,795
Restricted cash	14,030	202
Interest receivable	2,183	1,616
Deferred financing costs, net	2,574	344
Other assets, net	4,316	168

Total assets	$747,837	$190,826

Liabilities and equity
Liabilities
Construction and mortgage loans payable	$247,309	$23,000
Accounts payable and other liabilities	14,113	167
Interest payable	875	128
Tenant security deposits and prepaid rent	1,089	94

Total liabilities	263,386	23,389
Commitments and contingencies
Redeemable, noncontrolling interests	10,384	—
Equity
Ventures' equity	469,694	165,424
Non-redeemable, noncontrolling interests	4,373	2,013

Total equity	474,067	167,437

Total liabilities and equity	$747,837	$190,826

See Notes to Combined Financial Statements.

Behringer Harvard Ventures

Combined Statements of Operations

(in thousands)

	For the years ended December 31,		For the period from June l, 2007 (inception date of first Venture) through December 31, 2007
	2009	2008
Rental revenues	$10,083	$3,036	$1,191
Expenses
Property operating expenses	3,725	843	331
Real estate taxes	1,367	329	106
General and administrative expenses	468	392	23
Acquisition expenses	2,759	—	—
Interest expense	3,734	1,511	650
Depreciation and amortization	7,406	1,910	991

Total expenses	19,459	4,985	2,101
Interest income	14,345	10,207	2,294
Equity in losses of investments in unconsolidated real estate joint ventures	(5,505)	(515)	—

Net income (loss)	(536)	7,743	1,384
Net loss attributable to noncontrolling interests	353	301	177

Net income (loss) attributable to the Ventures	$(183)	$8,044	$1,561

See Notes to Combined Financial Statements.

Behringer Harvard Ventures

Combined Statements of Equity

(in thousands)

	Multifamily LP	Master LP	Total Ventures' Equity	Non-redeemable, noncontrolling interests	Redeemable, noncontrolling interests
Balance at June 1, 2007 (inception date of first venture)	$—	$—	$—	$—	$—
Contributions	57,165	45,243	102,408	2,262	—
Distributions	(953)	(1,005)	(1,958)	—	—
Net income (loss)	794	767	1,561	(177)	—

Balance at December 31, 2007	57,006	45,005	102,011	2,085	—
Contributions	35,769	29,256	65,025	—	—
Distributions	(5,514)	(4,143)	(9,656)	—	—
Issuance of preferred units, net	—	—	—	229	—
Net income (loss)	4,337	3,708	8,044	(301)	—

Balance at December 31, 2008	91,598	73,826	165,424	2,013	—
Contributions	185,076	133,692	318,768	2,632	10,529
Distributions, including preferred units dividends	(7,902)	(6,413)	(14,315)	(77)	—
Issuance of preferred units, net	—	—	—	13	—
Net income (loss)	(237)	54	(183)	(208)	(145)

Balance at December 31, 2009	$268,535	$201,159	$469,694	$4,373	$10,384

See Notes to Combined Financial Statements.

Behringer Harvard Ventures

Combined Statements of Cash Flows

(in thousands)

	For the years ended December 31,		For the period from June l, 2007 (inception date of first Venture) through December 31, 2007
	2009	2008
Cash flows from operating activities
Net income (loss)	$(536)	$7,743	$1,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,160	1,843	991
Amortization of deferred loan costs	(1,264)	—	—
Amortization of deferred financing costs	268	(495)	(74)
Equity in loss of investments in unconsolidated real estate joint ventures	5,505	509	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,318)	(575)	(1,041)
Accounts payable and other liabilities	1,118	(127)	243
Interest payable	617	128	—
Other assets	221	7	(38)

Cash provided by operating activities	11,771	9,033	1,465
Cash flows from investing activities
Acquisitions of and additions to wholly owned real estate	(237,546)	(33)	(31,495)
Acquisitions of controlling interest in real estate joint ventures	(49,344)	—	—
Advances on mortgage notes receivable, net	(10,988)	(42,970)	(76,278)
Payment of purchase option price under land lease	(4,605)	—	—
Investments in unconsolidated real estate joint ventures	(59)	(15,415)	(14,982)
Change in restricted cash	2,375	(10)	(192)
Other assets	—	(6)	(55)

Cash used in investing activities	(300,167)	(58,434)	(123,002)
Cash flows from financing activities
Contributions from partners	318,768	65,025	102,408
Distributions to partners	(14,315)	(9,596)	(1,957)
Paydown and payoff of mortgage loan	(21,148)	—	—
Proceeds from mortgage loan	2,571	—	23,000
Noncontrolling interests:
Proceeds from issuance of subsidiary preferred units, net	13	229	—
Distributions paid	(77)	(61)	(37)
Other	(162)	(5)	(273)

Cash provided by financing activities	285,650	55,592	123,141
Net change in cash and cash equivalents	(2,746)	6,191	1,604
Cash and cash equivalents at beginning of year	7,795	1,604	—

Cash and cash equivalents at end of year	$5,049	$7,795	$1,604

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized in 2009 of $0.2 million	$3,100	$1,383	$650
Supplemental schedule of noncash investing and financing activities:
Accrued additions to real estate	$1,823	$—	$—
Amounts acquired and assumed in acquisitions of real estate:
Construction and mortgage loans payable assumed	$243,216	$—	$—
Conversion of mortgage notes receivable	$50,991	$—	$—
Noncontrolling interests	$13,160	$—	$2,299
Reclass of construction in progress to buildings and improvements	$21,302	$—	$—
Accrued offering costs	$64	$44	$77

See Notes to Combined Financial Statements.

Behringer Harvard Ventures

Notes to Combined Financial Statements

1. Organization and Business

  Organization

        Behringer Harvard Combined Ventures (which may be referred to as the "Ventures," "we," "us," or "our") combines 17 co-investment joint ventures. Each of these Ventures included in the combined financial statements have common ownership and management. These co-investment joint ventures are between Behringer Harvard Multifamily OP I LP ("Multifamily LP"), which, through individual wholly owned limited liability companies for each co-investment joint venture, is our manager, and, Behringer Harvard Master Partnership I LP ("Master LP"). The 1% general partner of Master LP is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I LP ("Advisor"), the advisor to Behringer Harvard Multifamily REIT I, Inc (the "MF REIT") which indirectly wholly owns Multifamily LP. The Advisor is a Texas limited partnership which is indirectly owned by the MF REIT's sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of Master LP is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM").

        Multifamily LP and Master LP hold, indirectly and directly, respectively, 100% of our voting equity interests and approximately 99% of the economic interests. Substantially all of the capital provided to the Master LP is from PGGM. Generally, Master LP will co-invest with a 45% equity interest, and Multifamily LP will co-invest with a 55% equity interest, although Master LP may elect smaller allocations. Cash distributions and profits and losses are allocated pro-rata based on each partner's capital investment.

        We do not have any employees and are supported by related party service agreements. The MF REIT is externally managed by the Advisor. The Advisor, through MF REIT, is responsible for managing Ventures affairs on a day-to-day basis and for identifying and making real estate investments on the Venture's behalf.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

1. Organization and Business (Continued)

        We have made 17 multifamily investments located in California, Texas, Colorado, Nevada, Florida, Georgia, New Jersey, Virginia, Maryland and Oregon totaling 5,600 multifamily community units. The following presents the Ventures as of December 31, 2009:

		Ownership Interest
				Venture Ownership in Property Entity (defined below)
VENTURE	Venture Formation Date	Multifamily LP	Master LP
Behringer Harvard Eldridge Venture, LLC ("Eldridge Venture")	June 2007	55%	45%	(1)
Behringer Harvard Baileys Venture, LLC ("Baileys Venture")	June 2007	55%	45%	(2)(3)
Behringer Harvard Lovers Lane Venture I, LLC ("Lovers Lane Venture")	June 2007	55%	45%	(3)
Behringer Harvard Satori Venture, LLC ("Satori Venture")	June 2007	55%	45%	(2)(3)
Behringer Harvard St. Rose Venture, LLC ("St. Rose Venture")	July 2007	55%	45%	(2)(3)
Behringer Harvard Columbia Venture, LLC ("Columbia Venture")	August 2007	55%	45%	(2)(3)
Behringer Harvard Johns Creek Venture, LLC ("Johns Creek Venture")	August 2007	64%	36%	(2)
Behringer Harvard Cameron House Venture, LLC ("Cameron Venture")	September 2007	55%	45%	(3)
Behringer Harvard Russell Venture, LLC ("Russell Venture")	September 2007	55%	45%	(2)(3)
Behringer Harvard Alexan Prospect Venture, LLC ("Alexan Prospect Venture")	October 2007	55%	45%	(2)(3)
Behringer Harvard Braeswood Venture, LLC ("Braeswood Venture")	March 2009	55%	45%	(1)
Behringer Harvard Waterford Place Venture, LLC ("Waterford Place Venture")	May 2009	55%	45%	(1)
Behringer Harvard Burroughs Mill Venture, LLC ("Burroughs Mill Venture")	August 2009	55%	45%	(1)
Behringer Harvard Redwood Venture, LLC ("Redwood Venture")	August 2009	55%	45%	(1)
Behringer Harvard Calypso Venture, LLC ("Calypso Venture")	December 2009	55%	45%	(1)
Behringer Harvard Cyan Venture, LLC ("Cyan Venture")	December 2009	70%	30%	(1)
Behringer Harvard San Sebastian Venture, LLC ("San Sebastian Venture")	December 2009	55%	45%	(1)

(1)
Wholly owned by the Venture

(2)
Owned jointly with unaffiliated third parties.

(3)
The Venture has equity purchase options in the Property Entity.

        We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in 17 separate subsidiaries that have each elected to be taxed as a real estate investment trust ("REIT"), collectively referred to as the "BH REITs", under Sections 856 through 860 of the Internal Revenue Code ("Code"). Substantially all of our business is conducted through these BH REITs. The BH REITs were organized to hold, directly and indirectly, equity interests and/or mortgage or mezzanine loans in operating multifamily properties and multifamily developments.

        Each individual BH REIT has established one or more separate legal entities which provide for obtaining legally separated financing, investments in and holding of each respective operating property or development project. The collective group of the operating property's or development project's separate legal entities is referred to herein as a "Property Entity." Each Property Entity has been legally separated and is not co-mingled or cross-collateralized with any other Property Entity; however, we refer to the collective group herein as the "Property Entities." Property Entities may include equity investments by third party investors, usually real estate development entities.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

1. Organization and Business (Continued)

        Multifamily LP and Master LP may form additional ventures and Property Entities subsequent to December 31, 2009.

2. Summary of Significant Accounting Policies

  Principles of Combination, Consolidation and Basis of Presentation

        Our combined financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. Ventures are included in the combined financial statements from the date of their formation because they are under common ownership and management. All inter-Venture transactions, balances and profits have been eliminated in combination or consolidation. Interests in entities are evaluated based on applicable generally accepted accounting principals ("GAAP"), which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

        There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses. As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For other investments, we must evaluate whether we have control of an entity, where there are judgments involved in determining if provisions in governing agreements provide protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms as to their economic effect to the operations of the entity, how relevant the term is to the recurring operations of the entity and the weighing of each item to determine whether in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Use of Estimates in the Preparation of Combined Financial Statements

        The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of long-lived assets, notes receivable and equity-method real estate investments, fair value evaluations, revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

  Real Estate and Other Related Intangibles

        For real estate properties acquired classified as business combinations, we allocate the purchase price, after adjusting for settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities primarily consist of the fair value of in-place leases, including tenant relationships. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.

        We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases and tenant relationships was determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease-up period. The estimate of the fair value of tenant relationships also includes an estimate of the likelihood of renewal as determined by management.

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

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2009.

  Impairment of Long-Lived Assets and Investments in Unconsolidated Real Estate Joint Ventures

        For any properties we own or own by investments in unconsolidated real estate joint ventures, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2009 or 2008 or during the period from June 1, 2007 (date of inception) through December 31, 2007.

  Cash and Cash Equivalents

        We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        As of December 31, 2009, restricted cash primarily consists of escrow accounts required under construction loan agreements to secure performance for the Baileys Venture and Columbia Venture

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property Entity developments. The escrow accounts are expected to be released upon completion of the development.

  Mortgage Notes Receivable

        Notes receivable are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

        In accounting for notes receivable, we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In addition, we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, we do not contain a right to participate in expected residual profits. In addition, the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees.

        We assess notes receivable for impairment in accordance with applicable GAAP. Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral's fair value as a basis for the impairment.

        There are judgments involved in determining the probability for an impairment to collect contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

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

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

move from development to operations and guarantees and other priority payments are triggered or removed. A change in these judgments could result in greater or lesser amounts of equity in earnings.

        When we acquire a controlling interest in a business previously accounted for as a noncontrolling investment, a gain or loss is recorded for the difference between the fair value and the carrying value of the investment in the real estate joint venture and in some instances pre-existing relationships. This analysis, which is from the perspective of market participants, requires determination of fair values for investments and contractual relationships where there are no secondary markets. Accordingly, we must rely on our subjective judgments using models with the best available information. Changes in these judgments could significantly impact our results of operations and the carrying amount of our assets and liabilities.

  Deferred Financing Costs

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

  Income Taxes

        Our BH REITs have each elected to be taxed as a REIT under Sections 856 through 860 of the Code. Each BH REIT qualified as a REIT within a year of its formation. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2009 and 2008.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2009, we have no significant uncertain tax positions.

  Noncontrolling Interests

        Redeemable, noncontrolling interests are comprised of potential future obligations of the Venture, which allow the investors holding the noncontrolling interest to require the Venture to purchase their interest. The Venture classifies obligations under the redeemable noncontrolling interests at fair value, increased or decreased for the noncontolling interest's share of net income or loss or the redemption value if redemption is considered probable. The redeemable noncontrolling interests are temporary equity not within the Venture's control, and presented in our combined venture statements outside of permanent equity between debt and equity.

        Non-redeemable, noncontrolling interests are comprised of third-party equity interests in multifamily communities as well as Class A, preferred, cumulative, non-voting membership units ("Preferred Units"). The initial measurement of the non-redeemable, noncontrolling interests of third-party equity interests is at fair value. The subsequent carrying amount is recorded at the higher of the initial carrying amount, increased or decreased for the noncontolling interest's share of net income or loss or the redemption value. Both the Preferred Units and the third-party equity interest are not redeemable by the holders and we have no current intent to exercise our redemption option. As such, these non-redeemable, noncontrolling interests are presented as in our combined venture statements as part of permanent equity.

  Fair Value

        In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

        As of December 31, 2009, we believe the carrying values of cash and cash equivalents, mortgage notes receivable, receivables from affiliates and construction and mortgage loans payable approximate their fair values. As of December 31, 2009 and 2008, we had no assets or liabilities measured at fair value on a recurring or nonrecurring basis.

3. Recently Announced Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

3. Recently Announced Accounting Pronouncements (Continued)

exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The adoption of this guidance will not have a material impact on our financial statements.

        In May 2009, the FASB issued authoritative guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We included the required disclosures in the accompanying notes to these consolidated financial statements (see footnote 11).

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

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. We adopted this guidance on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed.

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Our adoption of this guidance on January 1, 2009 increased our total equity. Net income (loss) no longer

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

3. Recently Announced Accounting Pronouncements (Continued)

includes an allocation of income or losses to noncontrolling interests. Income available to common stockholders was not affected.

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

4. Real Estate Investments

        As of December 31, 2009 and 2008, we had 11 and one, respectively, wholly or majority owned real estate investments.

        In 2009, we separately acquired ten wholly owned or majority owned multifamily communities totaling 2,780 units for an aggregate purchase price of approximately $589.7 million. Approximately $224.3 million of mortgage debt in connection with the acquisitions was assumed or obtained upon or after the acquisitions. Our multifamily community acquisitions for 2009 are as follows:

Name	Location	Date of Acquisition(3)
Braeswood Venture	Houston, TX	June 2009
Waterford Place Venture	Dublin, CA	September 2009
Burroughs Mill Venture	Cherry Hill, NJ	September 2009
Redwood Venture	Marina del Rey, CA	September 2009
Eldridge Venture(1)	Houston, TX	November 2009
Columbia Venture(1)	Arlington, VA	November 2009
Baileys Venture(2)	Alexandria, VA	December 2009
Calypso Venture	Irvine, CA	December 2009
Cyan Venture	Portland, OR	December 2009
San Sebastian Venture	Laguna Beach, CA	December 2009

(1)
In November 2009, the applicable venture acquired controlling interests in the Eldridge and Columbia Ventures. See footnote 5 for additional information.

(2)
In December 2009, the Baileys Venture converted its $22.1 million note receivable to an equity interest. In addition to the conversion, the Baileys Venture became the general partner in the Property Entity and contributed $28.8 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the Property Entity to pay down the construction loan and pay certain development costs. The Baileys Venture is contingently obligated to fund up to $0.4 million of additional development costs for a similar first priority equity interest. With the conversion and general partner restructuring, the Baileys Venture consolidated its related Property Entity.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

4. Real Estate Investments (Continued)

(3)
We are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

        The following two tables present certain additional information regarding our material acquisitions, Baileys Venture, Columbia Venture and Waterford Place Venture. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follow (in millions):

	Baileys Venture	Columbia Venture	Waterford Place Venture
Land	$32.4	$24.2	$12.9
Buildings and improvements	$50.9	$27.8	$64.7
Construction in progress	$41.1	$35.7	$—
Acquired intangible assets	$—	$—	$2.1
Property Entity Level construction loans payable	$61.1	$52.7	$—
Mortgage notes payable	$—	$—	$60.4
Noncontrolling interests	$13.2	$—	$—

        Since the date of acquisitions, approximately $2.7 million of revenues and approximately $2.7 million of net loss were recognized from the acquisition dates to December 31, 2009. Included in the net loss is depreciation and amortization expense of approximately $2.8 million.

        The following pro forma information is presented as if we acquired Waterford Place on January 1, 2008. For the year ended December 31, 2009, both Baileys Venture and Columbia Venture were substantially in the development phase. Accordingly, their operating revenues and net income were not material and are not presented in the table below. This information is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2008, nor does it purport to represent our future operations (amounts in millions):

	Pro Forma for the Years Ended December 31,
	2009	2008
Revenue	$15.6	$11.3
Net income	$1.0	$5.1
  •
  Included in the pro forma net income for the years ended December 31, 2009 and 2008 is depreciation and amortization expense of approximately $8.0 million and $7.1 million, respectively.

        Depreciation expense associated with all of our buildings and improvements for the years ended December 31, 2009 and 2008 was approximately $4.0 million and $1.2 million, respectively. Accumulated depreciation associated with our buildings and improvements as of December 31, 2009 was approximately $5.8 million.

        Cost of lease intangibles related to our real estate consisted of the value of in-place leases. As of December 31, 2009, the value of in-place leases was approximately $7.0 million and accumulated amortization $4.2 million. As of December 31, 2008, the value of in-place leases was approximately $1.2 million and accumulated amortization $1.1 million. The value of in-place leases for our acquisitions made during 2009 will be fully amortized in 2010.

        Amortization expense associated with all of our lease intangibles for the years ended December 31, 2009 and 2008 was approximately $3.4 million and $0.7 million, respectively.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures

        Each BH REIT has made equity investments in and for certain investments notes receivable to entities that own one real estate operating property or development project. Each individual operating property or development project has established one or more separate Property Entities. The Property Entities are owned by a BH REIT and/or unaffiliated third parties who serve as general and limited partners and are generally subsidiaries of commercial developers that were organized to own, construct, and finance only one particular real estate project.

        We account for our investment in real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control the Property Entities. This investment is initially recorded at cost, including acquisition costs, and is adjusted for our share of equity in earnings and distributions. We report our share of income and losses based on our economic interests in the Property Entities. Partnership distributions are made generally to first return capital contributions to the partners with preferred returns and to pay certain deferred fees to the developer. Thereafter, returns are paid to the partners in accordance with their respective back-end interests. As of December 31, 2009 and 2008, respectively, we had four and six Property Entities recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by its respective Venture. The following presents our combined investments in unconsolidated real estate joint ventures as of December 31, 2009 and 2008:

			Investment in Unconsolidated Real Estate Joint Ventures (in millions)
	Back-End Interest	Preferred Return
Venture			2009		2008
Alexan Prospect Venture	50.1%	9.5%	$7.3		$7.3
Russell Venture	50.1%	9.5%	2.0		2.9
Satori Venture	50.0%	9.5%	5.8		7.4
St. Rose Venture	60.0%	9.5%	5.1		5.2
Eldridge Venture	(a)	(a)	—	(a)	3.6
Columbia Venture	(b)	(b)	—	(b)	3.5

			$20.2		$29.9

(a)
In November 2009, the Eldridge Venture indirectly acquired all of the remaining ownership interest in the Eldridge Property Entity for $0.1 million and the assumption of the $20.9 million construction loan. Effective with the transaction, the Eldridge Property Entity became wholly owned by the Eldridge Venture and consolidated. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest. At the closing, the Eldridge Venture paid off the construction loan, exercised the ground lease purchase option and effectively eliminated its note receivable to the Eldridge Property Entity. The total funding by the Eldridge Venture, before normal closing costs, was approximately $25.6 million.

(b)
In November 2009, the Columbia Venture Property Entity was restructured, whereby the Columbia Venture converted its $20.0 million note receivable to an equity interest. In addition to the conversion, the Columbia Venture became the general partner in the Property Entity and

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

  contributed $17.6 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the Property Entity to pay down the construction loan and certain development costs. With the restructuring, the Columbia Venture consolidated its related Property Entity. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest.

        The summarized financial data shown below presents the combined accounts of each of the accounts of the Property Entities for the years ended December 31, 2009 and 2008 where there is a corresponding Venture equity investment (amounts in millions):

Balance Sheet Data	December 31, 2009	December 31, 2008
Land, buildings, and improvements, net	$137.4	$105.3
Construction in progress	104.3	139.4
Other assets	1.6	0.3

Total assets	$243.3	$245.0

Property Entity Level construction loans payable	$147.5	$109.4
Mortgage loans payable to Ventures (see footnote 6)	56.4	74.0
Accounts payable and other liabilities	14.2	28.2

Total liabilities	218.1	211.6
Ventures' equity	20.2	29.9
Noncontrolling interests	5.0	3.5

Total equity	25.2	33.4

Total liabilities and equity	$243.3	$245.0

	For the Years Ended December 31,
Income Statement Data	2009	2008
Revenues
Rental revenues	$1.2	$—
Expenses
Property operating expenses	2.0	0.3
Real estate taxes	—	—
Interest expense	1.2	0.1
Depreciation and amortization	1.1	0.1

	4.3	0.5

Net income (loss)	(3.1)	0.5
Net loss attributable to noncontrolling interests	0.5	—

Net income (loss) attributable to the Ventures	$(2.6)	$0.5

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

        There are no material differences between our Ventures' equity interest in the combined Ventures and our total investments in unconsolidated real estate joint ventures as of December 31, 2009 and 2008. The Eldridge Venture and Columbia Venture financial data is not included in the above tables for 2009, due to these Ventures being wholly owned and consolidated effective November 2009. The aggregate equity in losses for Eldridge Venture and Columbia Venture not included for 2009 was approximately $2.9 million.

        As of December 31, 2009, other than loans made by us to the Property Entities, there are four construction loans payable relating to our investments, each made by an unaffiliated third party to the Property Entities. These loans payable are referred to as Property Entity level construction and mortgage loans. Other than guarantees issued by the project developers or their affiliates, the Property Entities are solely responsible for amounts under their construction loans, mortgage loans and mezzanine loans as well as other liability balances. The following presents the carrying amounts of Property Entity level construction loans payable at December 31, 2009 and 2009 (amounts in millions):

Property Entity Level Construction Loans Payable	2009	2008	Interest Rate (a)	Maturity Date
Satori Venture	$69.4	$41.9	Monthly LIBOR + 140 bps	October 2010
Columbia Venture	—	30.1	Monthly LIBOR + 150 bps	October 2010
Alexan Prospect Venture	42.2	14.9	Monthly LIBOR + 195 bps	May 2011
Russell Venture	19.2	5.3	Monthly LIBOR + 225 bps	June 2012
St. Rose Venture	16.7	—	Monthly LIBOR + 275 bps	December 2012
Eldridge Venture	—	17.2

Property Entity Level Construction Loans Payable	$147.5	$109.4

(a)
Monthly LIBOR at December 31, 2009 was 0.23%.

        Each of the Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred. The aggregate total commitment, if fully funded, is approximately $256.0 million. Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date. An extension fee, generally 0.25% of the total loan balance, is required for each extension.

        As of December 31, 2009, each of our investments in unconsolidated real estate joint ventures are VIEs, where we are not the primary beneficiary. Our involvement in each of these VIEs includes only a limited partner equity interest and a mortgage note receivable. (See footnote 6 for a description of each mortgage note receivable). As of December 31, 2009, the comparison of the carrying amounts of

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

our assets and liabilities, if any, to our maximum exposure to loss as a result of our involvement with these VIEs is presented below (amounts in millions):

	Carrying Amounts
Investment in VIE	Investments in Unconsolidated Real Estate Joint Venture	Mortgage Notes Receivable	Total	Maximum Exposure to Loss
Alexan Prospect Venture	$7.3	$14.8	$22.1	$22.1
Russell Venture	2.0	5.8	7.8	7.8
Satori Venture	5.8	14.8	20.6	20.6
St. Rose Venture	5.1	21.0	26.1	26.1

Total	$20.2	$56.4	$76.6	$76.6

        As a limited partner in each VIE, we are not obligated to make any additional investments and our maximum exposure to loss is limited to our current investment in the VIE. As a lender, we have fully funded our lending commitment and are not obligated to make any additional advances to the VIEs. We have not provided any guarantees, liquidity arrangements or contractual obligations to purchase any assets of or related to the VIEs other than options to acquire assets at fair value as described in footnote 10. Accordingly, we have determined the maximum loss exposure based on our carrying value of investments in unconsolidated real estate joint ventures and mortgage receivables as December 31, 2009.

6. Mortgage Notes Receivable, net

        The mortgage notes receivable include amounts between us and the underlying Property Entities in which we have equity interests and notes receivable between us and Property Entities in various stages of development where we do not have an equity investment. All note advances have reached their required maximum funding amounts. The mortgage notes receivable are collateralized by individual

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

6. Mortgage Notes Receivable, net (Continued)

second liens in the related Property Entity properties or equity interests. Below are our combined notes receivable as of December 31, 2009 and 2008 (amounts in millions):

	Amount Advanced
				Fixed Interest Rate
Venture Holding Mortgage Notes Receivable	2009		2008		Maturity Date
Columbia Venture	$—	(a)	$20.0	(a)	(a)
Eldridge Venture	—	(a)	8.1	(a)	(a)
Satori Venture	14.8		14.8	10.0%	October 2012
Alexan Prospect Venture	14.8		10.6	10.0%	April 2013
Russell Venture	5.8		5.8	10.0%	June 2013
St. Rose Venture	21.0		14.7	13.0%	December 2013

Mortgage Notes Receivable to Ventures and payable by unconsolidated Project Entities	56.4		74.0
Other Mortgage Notes Receivable from Property Entities
Baileys Venture	—	(a)	22.1	(a)	(a)
Lovers Lane Venture(b)	7.5		7.0	10.0%	April 2012
Cameron Venture(c)	19.3		19.3	9.5%	December 2012

Other Mortgage Notes Receivable from Property Entities	26.8		48.4

Total Mortgage Notes Receivable	83.2		122.4
Less: Deferred Financing Fees	(1.4)		(2.5)

Mortgage Notes Receivable, net	$81.8		$119.9

(a)
During 2009, the notes were converted to an equity interest in the Property Entity.

(b)
Lovers Lane Venture option period commences within 45 days after completion of construction is 120 days after the earlier of 1 year or 90% occupied.

(c)
The Cameron option period commencement is 90 days after construction is completed. As of December 31, 2009, The Cameron mortgage note receivable is in technical, non-monetary default. (See footnote 10).

        Interest is payable on a monthly basis from a budgeted interest reserve and from available net operational cash flows. At maturity, principal and unpaid interest is due. No prepayment of the mortgage note may be made until the interest reserve is depleted. Generally, each mortgage note is secured by (i) a lien pursuant to a deed of trust on project that is subordinate to the lien granted to the senior lender and/or (ii) a pledge by the borrower of all the ownership interests in the Property Entity. Each mortgage note is also supported by a guarantee from affiliates of the commercial developers. The guarantee includes (i) construction and completion of the project if, for any reason, the Property Entity abandons the project or fails to complete the project on the agreed schedule and (ii) the payment of certain costs that exceed the approved construction budget. The guarantee also includes full and prompt payment of the mortgage borrower's obligations in connection with the mortgage note in the event that the mortgage borrower files a voluntary bankruptcy or insolvency proceeding prior to project completion.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

6. Mortgage Notes Receivable, net (Continued)

        Each of the mortgage notes receivable provide options for us to acquire a certain percentage ownership interest in the Property Entities, or to convert the mortgage notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion. No options are currently exercisable.

        The mortgage notes receivable related to Grand Reserve and The Cameron may obligate us to purchase all or a portion of the interests in the related to Property Entity. See footnote 10.

7. Construction and Mortgage Loans Payable

        Three of our Ventures are solely responsible for their respective mortgage loans payable, which are secured by the respective wholly owned underlying properties. These mortgage loans payable are referred to as Venture Level Mortgage Loans. For three of our consolidated construction and mortgage loans, the Property Entities where there are third-party partners, are solely responsible for their respective loan payables. These are referred to as Property Entity level construction and mortgage loans payable.

        The following presents the carrying amount of the combined construction and mortgage loans payable as of December 31, 2009 and 2008 made by parties other than us (amounts in millions):

Venture Level Mortgage Loans	2009	2008	Interest Rate	Maturity Date
Braeswood Venture	$24.0	$—	6.17% - Fixed	September 2011
Waterford Place Venture	60.1	—	4.83% - Fixed	May 2013
Burroughs Mill Venture	26.0	—	5.29% - Fixed	October 2016

Total Venture Level Mortgage Loans	110.1	—
Property Entity Level Construction and Mortgage Loans
Johns Creek Venture	23.0	23.0	6.46% - Fixed	March 2013
Columbia Venture	52.7	—	Monthly LIBOR + 300 bps	November 2013
Baileys Venture	61.1	—	Monthly LIBOR + 275 bps	November 2011

Total Property Entity Level Construction and Mortgage Loans	136.8	23.0

Total Venture and Property Entity Level Loans Payable	246.9	23.0
Add: Market debt adjustment—loan premiums	0.4	—

Total Construction and Mortgage Loans	$247.3	$23.0

        Monthly LIBOR at December 31, 2009 was 0.23%.

        As of December 31, 2009, $322.3 million of the net carrying value of land, buildings and improvements and $66.7 million of construction in progress collateralized the combined construction and mortgage loans payable.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

7. Construction and Mortgage Loans Payable (Continued)

        The following presents principal payments for the following five years and thereafter as of December 31, 2009 (amounts in millions):

Year	Amount
2010	$1.2
2011	86.5
2012	2.4
2013	131.6
2014	0.4
Thereafter	24.8
Plus: Loan Premiums	0.4

Total	$247.3

8. Noncontrolling Interests

  Non-redeemable, noncontrolling interests

        The limited liability company agreements of the BH REITs have authorized 125 units of Preferred Units. For ten of our BH REITs, as of December 31, 2009, we sold Preferred Units ranging from 121 to 124 units per REIT. As of December 31, 2009 and 2008, we raised aggregate gross offering proceeds for all Ventures totaling approximately $0.1 million and $0.5 million, respectively. As of December 31, 2009 and 2008, offering costs associated with the Preferred Units issuance were approximately $0.1 million and $0.3 million, respectively, and have been recorded as an offset to the noncontrolling interest balance. As of December 31, 2009 and 2008, the carrying amounts of the Preferred Units noncontrolling interests were approximately $0.2 million and $0.2 million, respectively.

        In January 2010, we sold additional Preferred Units related to seven additional BH REITs, 121 units per BH REIT, for aggregate gross offering proceeds totaling approximately $0.4 million. Offering costs associated with these Preferred Units issuance were approximately $0.3 million.

        The Preferred Units pay an annual dividend of 12.5% and are senior in priority to all other members' equity of the BH REIT. The BH REIT, at its option, may redeem the Preferred Units, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit of $100 for the first year which declines in value $25 each year until there is no redemption premium remaining. The Preferred Units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.

        As of December 31, 2009 and 2008, we have two Property Entities containing third-party equity interest. The initial measurement of the non-redeemable, noncontrolling interests is at fair value. The subsequent carrying amount is recorded at the higher of the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss or the redemption value. As of December 31, 2009 and 2008, the carrying amounts of these noncontrolling interests were approximately $1.5 million and $1.8 million, respectively.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

8. Noncontrolling Interests (Continued)

  Redeemable, noncontrolling interests

        As of December 31, 2009 we have one Property Entity containing third-party equity interests. This interest contains conversion rights at the option of the third-party, redeemable at fair value for a one-year period commencing November 2011. The initial measurement of the temporary noncontrolling interests is at fair value. The subsequent carrying amount is recorded at the higher of the initial carrying amount, increased or decreased for the noncontolling interest's share of net income or loss or the redemption value if redemption is considered probable. As of December 31, 2009, the carrying amounts of this Property Entity noncontrolling interest was approximately $10.4 million. We did not have any redeemable, noncontrolling interests as of December 31, 2008.

9. Related Party Arrangements

        We are dependent on the Venture members and their affiliates for our operational and investment capital needs. We are also ultimately dependent, through MF REIT, on the Advisor and Behringer Harvard Multifamily Management Services, LLC and certain of their affiliates for certain services that are essential to us, including, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective capital or services, we would be required to obtain such capital or services from other sources. Asset management fees related to these services are the responsibility of MF REIT and Master LP level and are not incurred by us or included in these combined financial statements.

        In the ordinary course of our business, MF REIT and its affiliates may advance money on our behalf to pay certain operating expenses, escrows or other costs. As of December 31, 2009, we have less than $0.1million in total reimbursement costs payable to Multifamily LP and its affiliates. As of December 31, 2008, we did not have any reimbursement costs payable to Multifamily LP and its affiliates.

10. Commitments and Contingencies

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing.

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity. These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through March 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies. If the senior construction

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and us. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

        As of December 31, 2009, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2009, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

        We may become obligated to purchase all or a portion of the interests on two Property Entities under contingent sell options held by other investors on the Property Entities: The Cameron and Grand Reserve (formerly known as Lovers Lane Townhomes). The options are generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the fair value of the project at the exercise date or the cost of the project as defined in the respective agreement. The estimated amount of the purchase options is $51.8 million. The amount of cash required to fund these option purchases may be substantially less than the option price due to the Cameron Venture and Lovers Lane Venture notes receivable investment, assumption of existing Property Entity financing and new financing sources. As of December 31, 2009, no purchase options are exercisable. The Bailey's Venture may become obligated to purchase a limited partnership interest in the Bailey's Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partner's invested capital as of December 31, 2009 is approximately $11.8 million.

        Each of our equity investments that include third-party developers also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2009, no such offers are outstanding.

        For Redwood Venture, Baileys Venture and Columbia Venture, the multifamily communities are undergoing renovation or development as of December 31, 2009. The unfunded amount of contractual construction commitments aggregate approximately $21.1 million of which $19.6 million are anticipated to be paid from the Property Entity level construction loans.

Behringer Harvard Ventures

Notes to Combined Financial Statements (Continued)

11. Subsequent Events

        In January 2010, we acquired a multifamily community located in Denver, Colorado, from an unaffiliated seller. The purchase price was $52.0 million, excluding closing costs. No mortgage debt was assumed in connection with the acquisition. On February 26, 2010, the Venture closed on a $28.6 million mortgage loan payable. The mortgage loan payable bears interest at 4.23% and mature on March 1, 2015.

        In February 2010, we closed on $23.9 million of financing collateralized by our real estate investment in the Calypso Venture. The mortgage loan payable has a term of five years with interest-only payments at an annual rate of 4.21%. Substantially all of the net proceeds were distributed to the partners.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

        We have audited the consolidated financial statements of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Multifamily REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2009

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2009	$—	$169	$—	$115	$54
Year ended December 31, 2008	$—	$—	$—	$—	$—
Year ended December 31, 2007	$—	$—	$—	$—	$—

Behringer Harvard Multifamily REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2009

(in thousands)

		Initial Cost
Property Name	Location	Land	Buildings and Improvements	Gross Amount Carried at Close of Period	Accumulated Depreciation	Year of Completion/ Acquisition	Encumbrances
The Gallery at NoHo Commons	Los Angeles, CA	$28,700	$78,309	$107,009	$1,001	2008/2009	$51,300
Mariposa Loft Apartments	Atlanta, GA	5,800	22,452	28,252	364	2005/2009	—
Grand Reserve Orange	Orange, CT	4,600	20,602	25,202	119	2005/2009	—

		$39,100	$121,363	$160,463	$1,484		$51,300

        Each of our properties has a depreciable life of 25 years.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Real Estate:
Balance at beginning of year	$—	$—	$—
Additions	160,463	—	—
Deductions	—	—	—

Balance at end of the year	$160,463	$—	$—

Accumulated Depreciation:
Balance at beginning of year	$—	$—	$—
Depreciation expense	1,484	—	—
Deductions	—	—	—

Balance at end of the year	$1,484	$—	$—

Behringer Harvard Multifamily REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2009

(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine note	10.0%	April 2012	Accrued interest payable at maturity	N/A	$2,183	$2,368	$—

					$2,183	$2,368	$—

        We did not have any material mortgage notes outstanding prior to 2009.

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K filed on September 8, 2008
3.2		Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1
Form of Subscription Agreement (included as Exhibit A to prospectus), incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed on January 14, 2010, Commission File No. 333-148414
4.2
Distribution Reinvestment Plan (included as Exhibit B to prospectus), incorporated by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed on January 14, 2010, Commission File No. 333-148414
4.3
Automatic Purchase Plan (included as Exhibit C to prospectus), incorporated by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-11 filed on January 14, 2010, Commission File No. 333-148414
4.4		Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q filed on November 13, 2009, Commission File No. 333-148414
4.5		Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
4.6		Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q filed on November 13, 2009
4.7		Amended and Restated Automatic Purchase Plan, incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q filed on November 13, 2009
10.1	*	Third Amended and Restated Advisory Management Agreement, dated January 29, 2010
10.2		Amended and Restated Property Management Agreement, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 14, 2008
10.3		Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414
10.4		Service Mark Agreement, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2008
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

Exhibit Number	Description
10.8	Mezzanine Guaranty Agreement by and between CFP Residential, L.P., Kenneth J. Valach, Bruce Hart and J. Ronald Terwilliger collectively as guarantor and Behringer St. Rose REIT, LLC as lender dated December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed on March 31, 2009
10.9
Intercreditor and Subordination Agreement by and between Bank of America, N.A. on behalf of senior construction lenders and land loan lender and Behringer Harvard St. Rose REIT, LLC as subordinate lender dated December 31, 2008, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 31, 2009
10.10
Sale, Purchase and Escrow Agreement between Verandah Owner Limited Partnership as seller and Harvard Property Trust, LLC as purchaser dated January 26, 2009, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed on March 31, 2009
10.11
Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Harvard Property Trust, LLC as assignor and Behringer Harvard Multifamily OP I LP as assignee dated January 28, 2009, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed on March 31, 2009
10.12
First Amendment to Sale, Purchase and Escrow Agreement by and between Verandah Owner Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as purchaser dated February 20, 2009, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 31, 2009
10.13
Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 29, 2009, incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed on August 14, 2009
10.14
Revivor and First Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 2, 2009, incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on August 14, 2009
10.15
Second Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions by and between Waterford Place Apartments, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated July 13, 2009, incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q filed on August 14, 2009
10.16
Assignment and Assumption of Sale, Purchase and Escrow Agreement by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Waterford Place REIT, LLC as assignee dated August 4, 2009, incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q filed on August 14, 2009
10.17
(First Lien) Assumption Agreement by and among Waterford Place Apartments, LLC, Behringer Harvard Waterford Place REIT, LLC and the Federal Home Loan Mortgage Corporation dated August 25, 2009, incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q filed on November 13, 2009
10.18
(Second Lien) Assumption Agreement by and among Waterford Place Apartments, LLC, Behringer Harvard Waterford Place REIT, LLC and the Federal Home Loan Mortgage Corporation dated August 25, 2009, incorporated by reference to Exhibit 10.18 to the Company's Form 10-Q filed on November 13, 2009
10.19
Multifamily Note by Waterford Place Apartments, LLC in favor of Deutsche Bank Berkshire Mortgage, Inc. dated March 31, 2008, incorporated by reference to Exhibit 10.19 to the Company's Form 10-Q filed on November 13, 2009

Exhibit Number	Description
10.20	Multifamily Note by Waterford Place Apartments, LLC in favor of Berkshire Mortgage Finance Limited Partnership dated April 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q filed on November 13, 2009
10.21
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Waterford Place Apartments, LLC for the benefit of Deutsche Bank Berkshire Mortgage, Inc. dated March 31, 2008, incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q filed on November 13, 2009
10.22
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Waterford Place Apartments, LLC for the benefit of Berkshire Mortgage Finance Limited Partnership dated April 1, 2004, incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q filed on November 13, 2009
10.23
Limited Liability Company Agreement of Behringer Harvard Waterford Place Venture, LLC by and between Behringer Harvard Waterford Place, LLC and Behringer Harvard Master Partnership I LP dated May 29, 2009, incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q filed on November 13, 2009
10.24
Sale, Purchase and Escrow Agreement by and between SAF Burroughs Mills, LLC, as seller, and Behringer Harvard Multifamily OP I LP as buyer dated August 7, 2009, incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q filed on November 13, 2009
10.25
Assignment of Sale, Purchase and Escrow Agreement by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Burroughs Mill REIT, LLC as assignee dated September 12, 2009, incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q filed on November 13, 2009
10.26
Agreement of Sale by and between SF No Ho LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated August 12, 2009, incorporated by reference to Exhibit 10.26 to the Company's Form 10-Q filed on November 13, 2009
10.27
Assignment of Agreement of Sale by and between Behringer Harvard Multifamily OP I LP, as assignor, and Behringer Harvard NOHO, LLC as assignee effective August 19, 2009, incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q filed on November 13, 2009
10.28
Amendment to Agreement of Sale by and between SF No Ho LLC as seller and Behringer Harvard NOHO, LLC as buyer dated September 17, 2009, incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q filed on November 13, 2009
10.29
Multifamily Note by Behringer Harvard NOHO, LLC in favor of Red Mortgage Capital, Inc. dated October 28, 2009, incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q filed on November 13, 2009
10.30
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Behringer Harvard NOHO, LLC for the benefit of Red Mortgage Capital, Inc. dated October 28, 2009, incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q filed on November 13, 2009
10.31
Owner Participation Agreement by and between The Community Redevelopment Agency of Los Angeles and SL No Ho, LLC dated December, 2001, incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q filed on November 13, 2009
10.32
First Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated November, 2002, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q filed on November 13, 2009

Exhibit Number		Description
10.33		Second Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated December 12, 2003, incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q filed on November 13, 2009
10.34
Third Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated October 1, 2004, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q filed on November 13, 2009
10.35
Agreement Containing Covenants Affecting Real Property by and between The Community Redevelopment Agency of the City of Los Angeles and SF No Ho, LLC dated December 19, 2003, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q filed on November 13, 2009
10.36
Subarea "A" Partial Assignment of Owner Participation Agreement and Consent to Assignment by and among SF No Ho, LLC, Behringer Harvard NOHO, LLC and The Community Redevelopment Agency of the City of Los Angeles dated September 17, 2009, incorporated by reference to Exhibit 10.36 to the Company's Form 10-Q filed on November 13, 2009
10.37
Agreement of Sale and Purchase and Joint Escrow Instructions by and between Acacia on Santa Rosa Creek, LLC, as seller, and Behringer Harvard Multifamily OP I LP, as buyer, dated October 12, 2009, incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed on November 13, 2009
10.38
Limited Liability Company Agreement of Behringer Harvard Baileys Venture, LLC by and between Behringer Harvard Baileys, LLC and Behringer Harvard Master Partnership I LP dated June 26, 2007, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148141
10.39
Amended and Restated Limited Partnership Agreement of Behringer Harvard Baileys Investors, L.P. among Behringer Harvard Baileys GP, LLC as general partner and the limited partners named therein, dated December 1, 2009, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148141
10.40	*	Purchase and Sale Agreement by and between Park Crest Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated January 28, 2010
10.41	*	First Amendment to Purchase and Sale Agreement by and between Park Crest Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated February 26, 2010
10.42	*	Assignment of Agreement of Sale by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Park Crest, LLC as assignee effective March 8, 2010
10.43	*	Credit Agreement by and among Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010
10.44	*	Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010
10.45	*	Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010

Exhibit Number	Description
10.46	Form of Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Selected Investment Advisor Agreement, incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11/A filed on August 26, 2008, Commission File No. 333-148414
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

*
Filed herewith

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.