Form 10-Q
period 2010-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2010-05-17
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

(866) 655-3600
(Registrant's Telephone Number, Including Area Code)

None
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 7, 2010, the Registrant had 78,660,086 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Form 10-Q
Quarter Ended March 31, 2010

PART 1
FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited).

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Real estate:
Land	$47,200	$39,100
Buildings and improvements	200,897	121,363

	248,097	160,463
Less accumulated depreciation	(3,289)	(1,484)

Total real estate, net	244,808	158,979
Investments in unconsolidated real estate joint ventures	276,548	279,859
Cash and cash equivalents	134,670	77,540
Note and other receivables	4,080	4,025
Deferred financing costs, net	3,667	834
Receivables from affiliates	2,184	258
Intangibles, net	19,719	1,205
Other assets, net	2,475	3,022

Total assets	$688,151	$525,722

Liabilities and stockholders' equity
Liabilities
Mortgage loans payable	$93,793	$51,300
Credit facility payable	10,000	—
Payables to affiliates	663	2,278
Distributions payable	4,113	3,248
Accrued offering costs payable to affiliates	1,143	1,411
Deferred lease revenues and other related liabilities, net	14,853	15,197
Tenant security deposits and prepaid rent	603	405
Accounts payable and other liabilities	3,341	866

Total liabilities	128,509	74,705
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 71,538,900 and 57,098,265 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	7	5
Additional paid-in capital	615,601	486,880
Cumulative distributions and net loss	(55,966)	(35,868)

Total stockholders' equity	559,642	451,017

Total liabilities and stockholders' equity	$688,151	$525,722

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Rental revenues	$5,146	$—
Expenses
Property operating expenses	1,396	—
Real estate taxes	588	—
Asset management and other fees	1,278	262
General and administrative expenses	1,016	761
Acquisition expenses	2,776	—
Interest expense	642	—
Depreciation and amortization	3,588	14

Total expenses	11,284	1,037

Interest income	326	80
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(3,207)	1,095

Net income (loss)	$(9,019)	$138

Weighted average number of common shares outstanding	64,222	17,376

Basic and diluted income (loss) per share	$(0.14)	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity
Balance at January 1, 2009	1	$—	15,348	$1	$117,268	$(4,875)	$112,394
Net loss	—	—	—	—	—	(8,305)	(8,305)
Sales of common stock, net	—	—	41,129	4	363,332	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	(2,512)
Distributions declared on common stock	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	925	—	8,792	—	8,792

Balance at December 31, 2009	1	—	57,098	5	486,880	(35,868)	451,017
Net loss	—	—	—	—	—	(9,019)	(9,019)
Sales of common stock, net	—	—	13,985	2	124,315	—	124,317
Redemptions of common stock	—	—	(97)	—	(839)	—	(839)
Distributions declared on common stock	—	—	—	—	—	(11,079)	(11,079)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	553	—	5,245	—	5,245

Balance at March 31, 2010	1	$—	71,539	$7	$615,601	$(55,966)	$559,642

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net Income (loss)	$(9,019)	$138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of investments in unconsolidated real estate joint ventures	3,207	(1,095)
Distributions received from investments in unconsolidated real estate joint ventures	1,537	1,302
Depreciation	1,806	—
Amortization of intangibles	1,587	14
Amortization of deferred financing costs	197	—
Amortization of deferred lease revenues and other related liabilities	(344)	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	891	(30)
Other assets	(174)	124
Accounts receivable	(102)	—
Payables to affiliates	(4)	124
Accrued interest on note receivable	(55)	(19)

Cash provided by (used in) operating activities	(473)	558
Cash flows from investing activities
Acquisition of and additions to real estate	(80,482)	—
Investments in unconsolidated real estate joint ventures	(30,885)	(3,752)
Return of investments in unconsolidated real estate joint ventures	29,445	2,797
Advances to/from unconsolidated real estate joint ventures	(3,521)	129
Escrow deposits	1,032	(405)
Prepaid or reimbursable acquisition costs	27	—
Issuances of note receivable	—	(1,594)

Cash used in investing activities	(84,384)	(2,825)
Cash flows from financing activities
Proceeds from sales of common stock	139,453	53,345
Proceeds from financings, net:
Mortgage loans payable	15,178	—
Credit facility payable	7,744	—
Offering costs paid	(15,407)	(5,467)
Distributions on common stock paid in cash	(4,970)	(1,922)
Redemptions of common stock	(11)	—

Cash provided by financing activities	141,987	45,956
Net change in cash and cash equivalents	57,130	43,689
Cash and cash equivalents at beginning of period	77,540	23,771

Cash and cash equivalents at end of period	$134,670	$67,460

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business

  Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2010, we believe we are in compliance with all applicable REIT requirements.

        We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007 and, as of March 31, 2010, we have made wholly owned or equity investments in 23 multifamily communities of which 11 are stabilized operating properties and 12 are in various stages of lease up. We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc.") owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

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

(Unaudited)

1. Organization and Business (Continued)

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP. As of March 31, 2010, we have sold a total of approximately 57.7 million shares of common stock and raised a total of approximately $575.1 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $504.4 million.

        Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our Initial Public Offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on then-prevailing market conditions.

  Reclassification

        Certain financial information from the previous period has been revised to conform to the current period presentation. For the December 31, 2009 consolidated balance sheet, due to the increasing amount of intangibles, we separately disclosed intangibles of $1.2 million, previously included in other assets. This revision to the historical presentation does not reflect a material change to the information presented in the consolidated balance sheet.

2. Interim Unaudited Financial Information

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this report.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders' equity as of March 31, 2010 and consolidated statements of operations and cash flows for the periods ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the periods ended March 31, 2010 and 2009. Such adjustments are of a normal recurring nature.

        We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities are evaluated based on applicable GAAP, which requires the consolidation of variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

        There are judgments and estimates involved in determining if an entity in which we will make an investment will be VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses. As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For other investments, we must evaluate whether we have control of an entity, where there are judgments involved in determining if provisions in governing agreements provide protective or

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms as to their economic effect to the operations of the entity, how relevant the term is to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

  Real Estate and Other Related Intangibles

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree are less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles. Indefinite-lived intangible assets are evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

        We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases and tenant relationships was determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

deals as well as projected rental revenue and carrying costs during the expected lease-up period. The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal.

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

        We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Intangible lease assets are classified as intangibles and intangible lease liabilities are recorded within deferred lease revenues and other related liabilities.

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to March 31, 2010.

  Impairment of Real Estate Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

        For properties wholly owned by us or our Co-Investment Ventures, including all related intangibles, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values. Fair value is generally estimated by valuation of similar assets.

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the three months ended March 31, 2010 or 2009.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

        We assess notes receivable for impairment in accordance with applicable GAAP. Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability of collecting all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture's investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral's fair value as a basis for the impairment.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

  Revenue Recognition

        Rental income related to leases is recognized on an accrual basis when due from residents or commercial tenants, generally on a monthly basis. Rental revenues for leases with uneven payments and terms greater than one year are recognized on a straight-line basis over the term of the lease. Any deferred revenue is recorded as a liability within deferred lease revenues and other related liabilities.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

        We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2010 or December 31, 2009.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2010, we have no significant uncertain tax positions.

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

  Concentration of Credit Risk

        We invest our cash and cash equivalents between several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Income (loss) per Share

        Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of net income it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share.

        The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan ("Incentive Award Plan") authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan. As of March 31, 2010, no options have been issued. As of March 31, 2010 and 2009, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

        As of March 31, 2010 and December 31, 2009, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding. The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

  Reportable Segments

        Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from investments in real estate properties that we wholly own or own through Co-Investment Ventures, the latter of which we account for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

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

        As of March 31, 2010, we believe the carrying values of cash and cash equivalents, note receivable, receivables and payables from affiliates and credit facility payable approximate their fair values. As of March 31, 2010, we estimate the fair value of our mortgage loans payable at $92.8 million, compared to

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

its carrying value of $93.8 million. As of March 31, 2009, we did not have any mortgage loans payable. As of March 31, 2010 and December 31, 2009, we had no assets or liabilities measured at fair value on a recurring or nonrecurring basis.

4. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

5. Real Estate Investments

        We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures. As of March 31, 2010, we had five wholly owned real estate investments and 18 investments in unconsolidated real estate joint ventures. As of December 31, 2009, we had three wholly owned real estate investments and 17 investments in unconsolidated real estate joint ventures. All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

        The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of March 31, 2010 and December 31, 2009. The investments are categorized as of March 31, 2010 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting period.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2009.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

  •
  Developments are communities currently under construction for which leasing activity has not commenced. As of March 31, 2010, there were no communities classified as developments.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

        Occupancy data is presented upon stabilization of the property and is as of March 31, 2010.

					Total Real Estate, net (in millions)
Investments in Real Estate	Location	Purchase Date	Units	Occupancy Rate	March 31, 2010	December 31, 2009
Stabilized / Non-comparable:
The Gallery at NoHo Commons(1)	Los Angeles, CA	3rd Quarter 2009	438	91%	$105.4	$106.0
Mariposa Loft Apartments	Atlanta, GA	3rd Quarter 2009	253	94%	27.7	27.9
Grand Reserve Orange	Orange, CT	4th Quarter 2009	168	91%	24.9	25.1
Acacia on Santa Rosa Creek	Santa Rosa, CA	1st Quarter 2010	277	96%	37.3	—
The Lofts at Park Crest(2)	McLean, VA	1st Quarter 2010	131	91%	49.5	—

			1,267		$244.8	$159.0

					Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
		Acquisition, Completion, or Estimated Future Completion Date
Investments in Unconsolidated Real Estate Joint Ventures(3)	Location		Units	Occupancy Rate	March 31, 2010	December 31, 2009
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk(4)	Johns Creek, GA	3rd Quarter 2007	210	97%	$3.8	$4.0
Stabilized / Non-comparable:
Halstead(5)	Houston, TX	2nd Quarter 2009	301	87%	3.3	3.4
Waterford Place(5)	Dublin, CA	3rd Quarter 2009	390	93%	10.5	11.0
Burrough's Mill Apartment Homes(5)	Cherry Hill, NJ	3rd Quarter 2009	308	93%	7.5	8.1
Calypso Apartments and Lofts(5)	Irvine, CA	4th Quarter 2009	177	94%	14.3	27.4
4550 Cherry Creek(5)	Denver, CO	1st Quarter 2010	288	91%	13.0	—
Lease ups:
The Eclipse(5)	Houston, TX	2nd Quarter 2009	330	N/A	19.0	19.7
Forty55 Lofts(5)	Marina del Rey, CA	3rd Quarter 2009	140	N/A	27.0	26.2
Cyan/PDX(2)(5)	Portland, OR	4th Quarter 2009	352	N/A	45.8	46.2
San Sebastian(5)	Laguna Woods, CA	4th Quarter 2009	134	N/A	19.7	19.9
55 Hundred(2)(4)(6)	Arlington, VA	2nd Quarter 2010	234	N/A	23.2	23.6
Bailey's Crossing(4)(6)	Alexandria, VA	2nd Quarter 2010	414	N/A	29.7	29.8
Equity and Loan Investments
Lease ups:
The Venue(4)(6)	Clark County, NV	4th Quarter 2009	168	N/A	4.3	4.5
Satori(2)(4)(6)	Fort Lauderdale, FL	2nd Quarter 2010	279	N/A	11.9	12.3
Skye 2905(2)(4)(6)	Denver, CO	4th Quarter 2010	400	N/A	12.7	12.9
Veritas(4)(6)	Henderson, NV	1st Quarter 2011	430	N/A	14.7	14.9
Loan Investments
Lease ups:
Grand Reserve(6)	Dallas, TX	1st Quarter 2010	149	N/A	5.2	5.1
The Cameron(2)(6)	Silver Spring, MD	2nd Quarter 2010	325	N/A	10.9	10.9

			5,029		$276.5	$279.9

		Total Units	6,296

(1)
Purchase price for The Gallery at NoHo Commons was $96.0 million, before closing costs and prorations.

(2)
Includes retail space, where the total approximate square footage of retail space of gross leasable area ("GLA") for all these investments totals approximately 100,000 square feet, approximately 6% of total rentable area. Of the stabilized

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

  communities, only The Lofts at Park Crest contain any retail space with approximately 67,000 square feet, all of which was leased as of March 31, 2010.

(3)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%) and Cyan/PDX (70%).

(4)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(5)
Equity investment wholly owned by a BHMP CO-JV.

(6)
Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

  Investments in real estate

        In the three months ended March 31, 2010, we acquired in separate transactions two wholly owned multifamily communities, Acacia on Santa Rosa Creek and The Lofts at Park Crest, totaling 408 units for an aggregate purchase price of approximately $106.8 million, including assumption of a mortgage loan payable of $26.7 million.

        The following tables present certain additional information regarding our material 2010 acquisition, The Lofts at Park Crest, acquired in March 2010. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows (in millions):

The Lofts at Park Crest
Buildings and improvements	$49.6
Intangible assets:
In place lease	2.7
Contractual rights	16.3

Total intangible assets	19.0
Contingent consideration liability	(0.4)

Total	$68.2

  •
  We are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

        The amounts recognized for revenues and net losses assumed from the acquisition date to March 31, 2010 related to the operations of the Lofts at Park Crest acquisition is as follows (in millions):

The Lofts at Park Crest
Revenues	$0.3
Net loss	$(0.4)
  •
  Included in the net loss is depreciation and amortization of intangibles expense of $0.2 million and acquisition expense of approximately $0.4 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

        The following unaudited consolidated pro forma information is presented as if we acquired The Lofts at Park Crest on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2009, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Pro Forma
	For the Three Months Ended March 31,
	2010	2009
Revenue	$6.1	$1.2
Net loss	$(7.3)	$(1.9)
Net loss per share	$(0.11)	$(0.08)
  •
  Included in the pro forma net loss for the three months ended March 31, 2010 and 2009 is depreciation and amortization of intangible expenses of $4.0 million and $0.8 million, respectively. For the three months ended March 31, 2009, included in the pro forma net loss is acquisition expense of $1.8 million.

        Depreciation expense associated with all of our wholly owned buildings and improvements for the three months ended March 31, 2010 was approximately $1.8 million. We did not have any wholly owned multifamily communities subject to depreciation expense for the three months ended March 31, 2009.

        Cost of intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and other contractual intangibles. Included in other contractual intangibles as of March 31, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights. There were no indefinite-lived intangibles as of December 31, 2009 or March 31, 2009. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

April - December 2010	$1.6
2011	$0.4
2012	$0.4
2013	$0.4
2014	$0.4

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

        As of March 31, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

		Intangibles
As of March 31, 2010	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$200.9	$6.2	$16.3
Less: depreciation and amortization	(3.3)	(2.8)	—

Net	$197.6	$3.4	$16.3

		Intangibles
As of December 31, 2009	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$121.4	$2.4	$—
Less: depreciation and amortization	(1.5)	(1.2)	—

Net	$119.9	$1.2	$—

  Investments in unconsolidated real estate joint ventures

        We have entered into 18 separate joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

        PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor. Until the current funding commitment from PGGM of $300 million has been placed in co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between the BHMP Co-Investment Partner and our sponsor, we expect a portion of our future real estate acquisitions will be made through co-investments with the BHMP Co-Investment Partner. Generally, the BHMP Co-Investment Partner will co-invest with a 45% equity interest, and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations. Cash distributions are allocated pro rata based on each partner's capital investments.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

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

        Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own one multifamily operating or development community. The collective group of these operating property entities or development entities are collectively referred to herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        As of March 31, 2010, seven of our BHMP CO-JVs include equity investments in Property Entities. Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these seven Property Entities, three investments are reported on a consolidated basis by the BHMP CO-JV and the remaining four investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

        During the three months ended March 31, 2010, we invested in one newly formed BHMP CO-JV, which holds a wholly owned multifamily community, 4550 Cherry Creek. Our share of the capital contribution was $28.6 million. Also during the three months ended March 31, 2010, the 4550 Cherry Creek and Calypso Apartments and Lofts BHMP CO-JVs separately obtained mortgage financing totaling $52.6 million and distributed substantially all of the net proceeds to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $28.3 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the three months ended March 31, 2010.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

        The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment. The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties. All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	March 31, 2010	December 31, 2009
Balance Sheet Data:
Land, buildings and improvements, net	$793.2	$649.3
Construction in progress	125.3	210.2
Notes receivable, net	25.5	25.4
Cash and cash equivalents	6.2	6.2
Other assets, including restricted cash	22.7	22.9

Total assets	$972.9	$914.0

BHMP CO-JV level mortgage loans payable	$162.4	$110.1
Property Entity level construction and mortgage loans payable	305.4	284.3
Accounts payable, interest payable and other liabilities	24.6	30.2

Total liabilities	492.4	424.6
Redeemable, noncontrolling interests	9.8	10.4
Our members' equity	264.0	268.5
BHMP Co-Investment Partner's equity	197.6	201.2
Nonredeemable, noncontrolling interests	9.1	9.3

Total equity	470.7	479.0

Total liabilities and equity	$972.9	$914.0

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

	For the Three Months Ended March 31,
	2010	2009
Operating Data:
Revenues
Rental revenues	$10.9	$1.0
Interest income	2.4	3.4

	13.3	4.4
Expenses
Property operating expenses	5.2	0.9
Real estate taxes	1.7	0.2
Interest expense	3.7	0.6
Acquisition expenses	0.4	—
Depreciation and amortization	8.8	0.7

	19.8	2.4

Net income (loss)	(6.5)	2.0
Net loss attributable to noncontrolling interests	0.9	0.1

Net income (loss) attributable to consolidated BHMP CO-JV	$(5.6)	$2.1

Our share of equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(3.2)	$1.1

        The following presents the reconciliation between our member's equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	March 31, 2010	December 31, 2009
Balance of our member's equity in the BHMP CO-JVs	$264.0	$268.5
Other capitalized costs, net of amortization	12.5	11.4

Investments in unconsolidated real estate joint ventures	$276.5	$279.9

        Included in the combined financial data are certain notes receivable from Property Entities to BHMP CO-JVs in various stages of lease up or development. All note receivable advances have reached their required maximum funding amounts; however for The Cameron note receivable, the BHMP CO-JV has elected to make additional net protective advances of $1.7 million, which were prefundings of construction loan draws and are expected to be repaid when the construction loan draws are funded. Subsequent to March 31, 2010, substantially all of the protective advances were repaid by The Cameron Property Entity. In connection with each of the notes receivable included in the combined financial data, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

Below are the BHMP CO-JVs' notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount
Name of Underlying Property	March 31, 2010	December 31, 2009	Fixed Interest Rate	Maturity Date	Option Period Commencement After Construction
Grand Reserve	$7.5	$7.5	10.0%	April 2012	120 days after the earlier of 1 year or 90% occupied
The Cameron	19.3	19.3	9.5%	December 2012	90 days

Total BHMP CO-JV Notes	26.8	26.8
Less: Deferred Financing Fees	(1.3)	(1.4)

Net BHMP CO-JV Notes	$25.5	$25.4

        In the combined financial data, the notes receivable and notes payable between the BHMP CO-JVs and their Property Entities in which the BHMP CO-JVs have equity interests are eliminated. For these notes, all advances have reached their required maximum funding amounts. Other than with respect to The Venue, in connection with each of these notes receivable or their equity investment, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion. Below are the eliminated BHMP CO-JVs' notes receivable (amounts in millions):

	Carrying Amount
Name of Underlying Property	March 31, 2010	December 31, 2009	Fixed Interest Rate	Maturity Date	Option Period Commencement After Construction
Satori	$14.8	$14.8	10.0%	October 2012	90 days
Skye 2905	14.8	14.8	10.0%	April 2013	90 days
The Venue	5.8	5.8	10.0%	June 2013	N/A
Veritas	21.0	21.0	13.0%	December 2013	90 days

Total BHMP CO-JV Notes Receivable Eliminated in Combination	$56.4	$56.4

        As of March 31, 2010 and December 31, 2009, BHMP CO-JVs are also subject to senior mortgage loans payable as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs. The lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

conditions, misuse of funds and material misrepresentations. These mortgage loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions):

BHMP CO-JV Level Mortgage Loans Payable	March 31, 2010	December 31, 2009	Interest Rate	Maturity Date
Halstead	$24.0	$24.0	6.17% - Fixed	September 2011
Waterford Place	59.8	60.1	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	—	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	—	4.21% - Fixed	March 2015
Burrough's Mill Apartment Homes	26.0	26.0	5.29% - Fixed	October 2016

Total	$162.4	$110.1

        As of March 31, 2010 and December 31, 2009, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori, Skye 2905, The Venue and Veritas to affiliates of the project developers that have provided completion and repayment guarantees. These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions):

Property Entity Level Construction and Mortgage Loans Payable	March 31, 2010	December 31, 2009	Interest Rate	Maturity Date
Satori	$69.4	$69.4	Monthly LIBOR + 140 bps	October 2010
Skye 2905	52.0	42.2	Monthly LIBOR + 195 bps	May 2011
Bailey's Crossing	64.6	61.1	Monthly LIBOR + 275 bps	November 2011
The Venue	19.5	19.2	Monthly LIBOR + 225 bps	June 2012
Veritas	24.2	16.7	Monthly LIBOR + 275 bps	December 2012
The Reserve at Johns Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred	52.7	52.7	Monthly LIBOR + 300 bps	November 2013

Total	$305.4	$284.3

  •
  Monthly LIBOR at March 31, 2010 was 0.25%.

        As of March 31, 2010, approximately $993.1 million of the net carrying value of land, buildings and improvements and construction in progress collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate Investments (Continued)

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

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity. These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through March 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies. If the senior construction lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and us. Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

        As of March 31, 2010, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of March 31, 2010, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2010 for our wholly owned multifamily communities are as follows (in millions):

Future Minimum Lease Payments
April 1, 2010 - December 31, 2010	$1.6
2011	2.1
2012	2.1
2013	2.1
2014	2.1
Thereafter	28.5

Total	$38.5

        The future minimum lease payments in the above table relate to a retail lease.

7. Note and Other Receivables

        As of March 31, 2010 and December 31, 2009, we have approximately $2.5 million and $2.4 million, respectively, in a note receivable. The note is secured by the Grand Reserve Property Entity, bears interest at 10.0%, and is due April 2012. We have fully funded our loan commitment. Our note receivable is junior to a loan by the BHMP CO-JV.

        As of March 31, 2010 and December 31, 2009, we have a receivable of approximately $1.6 million related to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles, net of imputed discount. The tax increment receivable is collectable from real estate taxes through 2028 as defined in the agreement with the Community Redevelopment Agency. This receivable was acquired in connection with our acquisition of The Gallery at NoHo Commons.

8. Mortgage Loans Payable

        The following presents the carrying amounts of the mortgage loans payable as of March 31, 2010 and December 31, 2009 (amounts in millions).

	Loan Amount
Mortgage Loans Payable	March 31, 2010	December 31, 2009	Loan Type	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$26.7	$—	Principal and interest	4.63% - fixed	May 2013
The Gallary at NoHo Commons	51.3	51.3	Interest-only	4.72% - fixed	November 2016
Mariposa Loft Apartments	15.8	—	Interest-only	5.21% - fixed	March 2017

Total	$93.8	$51.3

        As of March 31, 2010, $170.4 million of the net carrying value of real estate collateralized the mortgage loans payable.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8. Mortgage Loans Payable (Continued)

        Contractual principal payments for each of the five years from March 31, 2010 are as follows (in millions):

April 1, 2010 - December 31, 2010	$0.4
2011	0.6
2012	0.6
2013	25.1
2014	—
Thereafter	67.1

Total	$93.8

9. Credit Facility Payable

        On March 26, 2010, we closed on a $150.0 million credit facility. The credit facility matures on April 1, 2017, when all unpaid principal and interest is due. Borrowing tranches under the credit facility bear interest at a "base rate" based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin. As of March 31, 2010, the applicable margin was 2.08% and the base rate was 2.33% based on one-month LIBOR. The credit facility also provides for fees based on unutilized amounts and minimum usage. The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period. The loan requires monthly interest-only payments and monthly or annual payment of fees. We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty. Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

        Draws under the credit facility are secured by a pool of certain multifamily communities directly owned by our subsidiaries, where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement. As of March 31, 2010, $24.9 million of the net carrying value of real estate collateralized the credit facility. The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. As of March 31, 2010, available but undrawn amounts under the credit facility are approximately $7 million.

        The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breech of covenants or borrowing conditions. We believe we are in compliance with all provisions as of March 31, 2010.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Stockholders' Equity

  Capitalization

        As of March 31, 2010 and December 31, 2009, we had 71,538,900 and 57,098,265 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, for cash of approximately $0.2 million.

        As of March 31, 2010 and December 31, 2009, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000. The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange. The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of March 31, 2010. Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

        As of March 31, 2010 and December 31, 2009, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

  Share Redemption Program

        Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year, subject to the significant conditions and limitations of the program. Under the share redemption program, the per share redemption price will generally equal 90% of the most recently disclosed estimated value per share as determined in accordance with our valuation policy. However, under the share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from our DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive cash flows from operating activities during such preceding four fiscal quarters, 1% of all such cash flows during such preceding four fiscal quarters.

        For the three months ended March 31, 2010, our board of directors approved the redemption of approximately 96,815 shares of common stock for approximately $0.8 million of which 95,632 shares were redeemed for cash of approximately $0.8 million in April 2010. For the three months ended March 31, 2009, we redeemed 48,258 shares of common stock for approximately $0.4 million.

  Distributions

        We paid our first distribution effective July 1, 2007.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Stockholders' Equity (Continued)

        Distributions, including distributions paid by issuing shares under the DRIP, for the three months ended March 31, 2010 and for the year ended December 31, 2009 were as follows (amounts in millions):

	Distributions
2010	Declared	Paid
First Quarter	$11.1	$10.2

2009
Fourth Quarter	$8.7	$7.8
Third Quarter	6.5	5.9
Second Quarter	4.6	4.1
First Quarter	2.9	2.5

Total	$22.7	$20.3

11. Commitments and Contingencies

        We and/or our Co-Investment Ventures contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our "Project Commitments"). We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. As of March 31, 2010, all of our Co-Investment Ventures have been BHMP CO-JVs. As of March 31, 2010, our Co-Investment Ventures have unfunded commitments to the BHMP CO-JVs of approximately $28.5 million.

        The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on two Property Entities under contingent sell options held by other investors on the Property Entities: The Cameron and Grand Reserve. The options are generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. As this amount is based on future events, we are not able to estimate this amount if exercised; however, the estimated cost is approximately $145.5 million. Our share would be approximately $80.0 million. The amount of cash required to fund these option purchases may be substantially less than the option price due to the applicable BHMP CO-JV's notes receivable investment, assumption of existing Property Entity financing and new financing sources. As of March 31, 2010, no purchase options are exercisable.

        Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of March 31, 2010, no such offers are outstanding.

        The Bailey's Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey's Crossing BHMP CO-JV at a price set through an appraisal process. The

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partner's invested capital as of March 31, 2010 is approximately $11.8 million. Our share would be approximately $6.5 million.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement. In addition, we will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections as deferred lease revenues and other related liabilities. As of March 31, 2010 and December 31, 2009, we have approximately $1.0 million and $1.3 million, respectively, of carrying value for deferred lease revenues and other related liabilities. For the three months ended March 31, 2010, we recognized approximately $0.3 million of deferred revenue amortization related to The Gallery at NoHo Commons affordable housing obligations. We did not recognize any deferred revenue amortization for the three months ended March 31, 2009.

12. Related Party Arrangements

        Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, Behringer Securities LP ("Behringer Securities") and Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), each affiliates of our Advisor, for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        Our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated, may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on April 1, 2011. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        We are required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Arrangements (Continued)

and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by the Company exceeds 1.5% of the gross proceeds of the completed public offering. The Company's reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the three months ended March 31, 2010 and 2009, we incurred O&O Reimbursement of approximately $2.3 million and $2.0 million, respectively. As of March 31, 2010, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $9.7 million of which $1.1 million was accrued and unpaid.

        Behringer Securities serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fee is paid on purchases made pursuant to our DRIP. In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended March 31,
Sale of common stock	2010	2009
Gross proceeds	$139.5	$53.3
Less offering costs:
O&O Reimbursement	(2.3)	(2.0)
Dealer manager fees	(3.5)	(1.3)
Selling commissions	(9.4)	(3.7)

Total offering costs	(15.2)	(7.0)

Sale of common stock, net	$124.3	$46.3

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Arrangements (Continued)

        Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended March 31, 2010 and 2009 is approximately $0.5 million and $0.3 million, respectively.

        Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

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

        For the three months ended March 31, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $2.7 million and $0.1 million, respectively. For the three months ended March 31, 2010 and 2009, approximately $0.6 million and $0.1 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended March 31, 2010, our Advisor has earned debt financing fees of approximately $1.9 million. Our Advisor did not earn any debt financing fees for the three months ended March 31, 2009.

        On September 2, 2008, the Company entered into an Amended and Restated Property Management Agreement (the "Property Management Agreement") with our operating partnership and our property manager, BHM Management. The Property Management Agreement has a term of two years from the effective date of the original property management agreement and will terminate on November 21, 2010. If no party gives written notice of termination to the other parties at least thirty days prior to the expiration date of the agreement, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the advisory management agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Arrangements (Continued)

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

        The Property Management Agreement applies where we have control over the selection of property management. As of March 31, 2010, 14 multifamily communities were managed under the Property Management Agreement. For the three months ended March 31, 2010 and 2009, BHM Management or its affiliates earned minimal property management fees. For all other multifamily communities, the third-party developer has selected the property manager or the property is still in development.

        Our Advisor receives a monthly asset management fee for each asset held by us. This amount is 0.75% of the higher of the cost of investment or value of the investment. For the three months ended March 31, 2010 and 2009, our Advisor earned asset management fees of approximately $1.3 million and $0.3 million, respectively.

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

        For other expenses paid or incurred by our Advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our Advisor, subject to the limitation that we will not reimburse our Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets ("AIA"), or (B) 25% of our net income ("NI") determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor or its affiliates for personnel employment costs incurred by our Advisor or its affiliates in performing services under the Advisory Management Agreement to the extent that such employees perform services for which the Advisor receives a separate fee.

        For the trailing twelve months ended March 31, 2010, total operating expenses of approximately $9.8 million exceeded 2% of our AIA (which was approximately $5.6 million) by approximately $4.2 million. Our board of directors, including all of our independent directors, has reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Arrangements (Continued)

continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company's AIA and NI.

13. Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information is summarized below (amounts in millions):

	For the Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.5 million in 2010	$0.3	$—
Non-cash investing and financing activities:
Assumption of mortgage note payable	$26.7	$—
Stock issued pursuant to our DRIP	$3.6	$1.1
Distributions payable	$4.1	$0.6
Accrued offering costs and dealer manager fees	$1.2	$2.2
Redemptions payable	$0.8	$0.4
Contingent consideration liability	$0.4	$—
Receivable from affiliates	$—	$0.3
Receivable from BHMP CO-JV	$—	$0.2

14. Subsequent Events

  Status of the Offering

        For the period April 1, 2010 through May 7, 2010, we sold approximately 7.1 million shares of common stock for gross proceeds of approximately $70.8 million including issuances through our DRIP.

  Distributions Paid

        On April 2, 2010, we paid total distributions of approximately $4.1 million, of which $2.0 million was cash distributions and $2.1 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of March 2010. On May 4, 2010, we paid total distributions of approximately $4.3 million, of which $2.0 million was cash distributions and $2.3 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of April 2010.

  Potential Acquisitions and Financings of Real Estate

        Subsequent to the quarter ended March 31, 2010, we entered into purchase and sale agreements for multifamily communities for a total purchase price of approximately $79.2 million, excluding closing costs. As of May 13, 2010, we have made a total of $1.5 million in earnest money deposits on these multifamily communities. If consummated, we expect that the acquisitions would be made through

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

14. Subsequent Events (Continued)

wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information. Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rental rate trends and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 and the factors described below:

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

        Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

        The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Overview

        We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of March 31, 2010, all of our investments have been in high quality development and operating multifamily communities located in the top 50 MSAs in the United States. We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

        Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring high quality multifamily communities that will produce rental income and will appreciate in value within our program's targeted life. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.

        As of March 31, 2010, we own five wholly owned multifamily communities, 18 investments in Co-Investment Ventures and one wholly owned note receivable. As discussed below, we plan to utilize available Co-Investment Ventures as a funding source when it is an effective structure for the investment. We intend to fund these investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities.

        As of March 31, 2010 all of our Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment

Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

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

        Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own one multifamily operating or development community. The collective group of these operating property entities or development entities are collectively referred to herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        Two of our 18 BHMP CO-JVs have made only mezzanine or mortgage loan investments in Property Entities that are developing multifamily communities. Nine investments are indirectly wholly owned by the BHMP CO-JVs. The remaining seven BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property or development project. The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which serve as general or limited partners and are generally subsidiaries of commercial developers which were organized to own, construct, and finance only one particular real estate project. Each of these seven BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation and three investments are reported on a consolidated basis by the BHMP CO-JV. The remaining four investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

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

        PGGM's commitment under the partnership agreement of the BHMP Co-Investment Partner is $300 million. Until the funding commitment from PGGM of $300 million has been placed in BHMP CO-JVs or in other co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PGGM and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs. Generally, the BHMP Co-Investment Partner will co-invest in a BHMP CO-JV with a 45% equity interest and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations. Our strategy is to utilize these combined funds to invest in Property Entities which may include other third parties, generally developers investing in multifamily communities. For equity investments, the partners to these Property Entities will then include a BHMP CO-JV and the developer partner, although there could be other third-party participants.

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

        Investments in multifamily communities have benefited from the changing demographic and residential finance trends of the last ten years. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, baby-boomers or retirees who desire freedom from the costs and expenses of entering and maintaining a home, increased immigration and recently higher credit standards for home buyers. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably. Demand for multifamily communities is also affected by changes in financial markets where changes in underwriting have affected the cost, availability and affordability of financing for purchase of single family homes. In the near term, we believe these trends will be favorable for multifamily demand as the key demographic population increases and single family housing options become more restrictive.

Market Outlook

        After over two years of volatility and uncertainty in the general economy, we are seeing clear signs of a market recovery. After posting four consecutive quarters of GDP contractions through second quarter 2009, the U.S. economy has reported GDP increases through the first quarter of 2010. Initial jobless claims, nonfarm payroll and employment have been trending positively for the first quarter of 2010 and there are reported improvements in consumer and business spending, manufacturing output and retail sales. In the multifamily real estate sector, national research firms have reported increases in effective rents across many markets, significant improvements of ratios of property offerings of sales to closings and decreases in cap rates for high quality communities. However, multifamily vacancy rates are high by historical measures, and while they have stabilized, so-called shadow rental alternatives from unsold condominiums and single-family residences will slow any improvement. The U.S. economy lost a significant number of jobs in the last two years and is still burdened by historically high unemployment, which even with continued improvements will require time to reach equilibrium. Accordingly, we still believe the recovery to be gradual and uneven for most of 2010 with greater and sustainable improvements thereafter.

        In most real estate capital markets, liquidity continues to tighten and we expect leverage availability to be lower with greater emphasis on recourse to the borrower and principal amortization. However for multifamily investments, we believe financing options are more favorable, particularly for high quality, well-capitalized investments. In particular, government-sponsored entities such as Fannie Mae and Freddie Mac ("GSEs") have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector. In the last 12 months, we and three of our BHMP CO-JVs completed six new loan originations with GSEs totaling approximately $295.7 million at a weighted-average interest rate of 3.5%. This includes a $150 million LIBOR-based credit facility at a current rate of 2.33%. Although there can be no assurance that the GSEs or comparable financing will continue to be available or available at these rates, these are positive factors in our investment strategy. Further, market interest rates continue to be at historical lows. Short term rates, as measured by 30-day LIBOR, have been relatively unchanged during the first quarter of 2010 and as of March 31, 2010 are approximately 0.25%. During the same period, longer term rates have exhibited slightly more volatility but are still remaining within a relatively tight band. Five-year and ten-year treasuries fluctuated between approximately 2.20% to 2.65% and 3.60% to 3.90%, respectively. As of March 31, 2010, the five-year and ten-year treasuries stood at 2.55% and 3.84%, respectively. At these base rates, overall financing rates for multifamily communities are very attractive and provide leveraged returns in excess of our distribution rate. We do see the potential for rates to increase and accordingly a component of our finance strategy is to obtain fixed-rate financing for stabilized multifamily communities with maturities ranging from five to ten years. We will also continue to monitor the interplay of capitalization rates and financing interest rates to evaluate whether our overall multifamily community investment total returns are accretive to the Company.

        With our access to capital, including the proceeds from our Initial Public Offering, available multifamily financing and the potential for additional joint venture investments with the BHMP Co-Investment Partner or other parties, we believe we have the capital resources, relationships and experience to continue to execute our strategy of investing in high quality multifamily communities in fundamentally sound, diversified long-term markets. A strong positive from the current macro economic conditions is that there will be limited new supply of multifamily assets in the near future. Since high quality multifamily developments can take 18 to 36 months to entitle, obtain necessary permits and construct, we believe there will be an imbalance in supply and demand fundamentals. As the economy improves, particularly in job growth and specifically in the demographic sectors which have a relatively higher proportion of multifamily residents, we expect renter demand and effective rent to increase in multifamily investments. Particularly after 2010, we expect multifamily rental rates to begin to return to their pre-recession levels. This could result in higher rental increases during that period. However, in the interim, the expected slow recovery in employment and a consequential lag in vacancy improvements could result in uneven growth in net operating income, which may affect certain investment values and cash flow.

        We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio. As of March 31, 2010, we sold a total of approximately 57.7 million shares of common stock and raised a total of $575.1 million in gross proceeds from our Initial Public Offering. We intend to leverage the proceeds from these offerings with property debt and aim for a leverage ratio of approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio. We may use various forms of debt financing, including property specific, cross collateralized pools and credit facilities. We will generally seek non-recourse financing, particularly for stabilized communities.

        We expect to meet our short-term liquidity requirements through the net cash raised from offerings, our credit facility and cash flow from operating activities of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering, our credit facility and from our current and future investments will generate sufficient cash flow to cover operating expenses and our distributions to stockholders. Also to the extent we hold unencumbered or appreciated real estate investments, refinancing proceeds could be another source of capital.

Property Portfolio

        Our multifamily investments include wholly owned multifamily communities, investments in unconsolidated real estate joint ventures and a wholly owned note receivable. Each of these investments is categorized based on stages as defined below:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting period.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2009.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

  •
  Developments are communities currently under construction for which leasing activity has not commenced.

        Presented below are the carrying amounts for our wholly owned real estate investments, individual BHMP CO-JV investments and our note receivables as of March 31, 2010 and December 31, 2009. For the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide information describing the underlying investment. Also presented are the occupancy rates as of March 31, 2010 and December 31, 2009, for stabilized multifamily communities, based on the number of individual units and GLA (amounts in millions):

		Occupancy Rates		Total Real Estate, net (in millions)
	Units	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Wholly Owned Investments
Stabilized / Non-comparable:
The Gallery at NoHo Commons / Los Angeles, California(1)	438	91%	90%	$105.4	$106.0
Mariposa Loft Apartments / Atlanta, Georgia	253	94%	91%	27.7	27.9
Grand Reserve Orange / Orange, Connecticut	168	91%	92%	24.9	25.1
Acacia on Santa Rosa Creek / Santa Rosa, California	277	96%	N/A	37.3	—
The Lofts at Park Crest / McLean, Virginia(2)	131	91%	N/A	49.5	—

Total wholly owned investments	1,267			$244.8	$159.0

		Occupancy Rates		Total Real Estate, net (in millions)
	Units	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Investments in Unconsolidated Real Estate Joint Ventures(3)
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Johns Creek, Georgia(4)	210	97%	93%	$3.8	$4.0
Stabilized / Non-comparable:
Halstead / Houston, Texas(5)	301	87%	90%	3.3	3.4
Waterford Place / Dublin, California(5)	390	93%	92%	10.5	11.0
Burrough's Mill Apartment Homes / Cherry Hill, New Jersey(5)	308	93%	92%	7.5	8.1
Calypso Apartments and Lofts / Irvine, California(5)	177	94%	89%	14.3	27.4
4550 Cherry Creek / Denver, Colorado(5)	288	91%	N/A	13.0	—
Lease ups:
The Eclipse / Houston, Texas(5)	330	N/A	N/A	19.0	19.7
Forty55 Lofts / Marina del Rey, California(5)	140	N/A	N/A	27.0	26.2
Cyan/PDX / Portland, Oregon(2)(5)	352	N/A	N/A	45.8	46.2
San Sebastian / Laguna Woods, California(5)	134	N/A	N/A	19.7	19.9
55 Hundred / Arlington, Virginia(2)(4)(6)	234	N/A	N/A	23.2	23.6
Bailey's Crossing / Alexandria, Virginia(4)(6)	414	N/A	N/A	29.7	29.8
The Venue / Clark County, Nevada(4)(6)(7)	168	N/A	N/A	4.3	4.5
Satori / Fort Lauderdale, Florida(2)(4)(6)(7)	279	N/A	N/A	11.9	12.3
Skye 2905 / Denver, Colorado(2)(4)(6)(7)	400	N/A	N/A	12.7	12.9
Veritas / Henderson, Nevada(4)(6)(7)	430	N/A	N/A	14.7	14.9
Grand Reserve / Dallas, Texas(6)(8)	149	N/A	N/A	5.2	5.1
The Cameron / Silver Spring, Maryland(2)(6)(8)	325	N/A	N/A	10.9	10.9

Total investments in unconsolidated real estate joint ventures	5,029			$276.5	$279.9

	6,296

Note and Other Receivables
Grand Reserve / Dallas, Texas				$2.5	$2.4
Tax Increment Receivable				1.6	1.6
Due from Community Redevelopment Agency, Los Angeles, California in connection with The Gallery at NoHo Commons

				$4.1	$4.0

(1)
Purchase price for The Gallery at NoHo Commons was $96.0 million, before closing costs and prorations.

(2)
Includes retail space, where the total approximate square footage of retail space of gross leasable area ("GLA") for all these investments totals approximately 100,000 square feet, approximately 6% of total rentable area. Of the stabilized communities, only The Lofts at Park Crest contain any retail space with approximately 67,000 square feet, all of which was leased as of March 31, 2010.

(3)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%) and Cyan/PDX (70%).

(4)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(5)
Equity investment wholly owned by a BHMP CO-JV.

(6)
Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(7)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by a BHMP CO-JV.

(8)
Loan investment by a BHMP CO-JV.

        The increased carrying amounts on our wholly owned investments as of March 31, 2010 are largely due to acquiring two wholly owned multifamily communities during the three months ended March 31, 2010 for an aggregate purchase price of approximately $106.8 million. During the three months ended March 31, 2010, we also invested in one newly formed BHMP CO-JV, which holds a wholly owned multifamily community, 4550 Cherry Creek. Our share of the capital contribution was approximately $28.6 million. Also during the three months ended March 31, 2010, the 4550 Cherry Creek and Calypso Apartments and Lofts BHMP CO-JVs separately obtained mortgage financing of $52.6 million and distributed substantially all of the net proceeds to us and the BHMP Co-Investment Partner. Our share of the distributions was $28.3 million and is recorded as a reduction in the respective investment in unconsolidated real estate joint ventures.

Results of Operations

        For the three months ended March 31, 2010, we are reporting a net loss of $9.0 million, compared to net income of $0.1 million for the three months ended March 31, 2009. The overall decrease in net income is primarily due to our acquisitions made in the past 12 months of five wholly owned multifamily communities, eight acquisitions by BHMP CO-JVs and the treatment of these acquisition activities. Our share of acquisition costs related to our acquisitions is expensed. For the three months ended March 31, 2010, our share of acquisition expenses was approximately $3.0 million, including our share of acquisition expenses for unconsolidated real estate joint ventures. We did not make any new acquisitions for the three months ended March 31, 2009 and did not recognize any acquisition expenses for such period. Acquisition accounting also requires that we allocate a portion of the purchase price to in-place lease intangibles. These lease intangibles are amortized over remaining lease terms, generally a term of less than one year. Accordingly, amortization expense is higher in the period immediately following an acquisition for both our wholly owned investments and our investments in unconsolidated real estate joint ventures. Further, several of the multifamily communities we have made investments in are in lease up or in development. During these periods, holding costs, amortization and depreciation expense may exceed the pre-stabilization revenues. We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our stabilized real estate investments will have a higher contribution to our net income while pre-stabilized investments will be proportionally less significant to our overall operating results. However, acquisition and amortization expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

        Because we did not own any wholly owned multifamily communities as of March 31, 2009, coupled with the activity noted above, many of our results for the three months ended March 31, 2010 are not directly comparable to the three months ended March 31, 2009, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended March 31, 2010 as compared to the three months ended March 31, 2009

        Rental Revenues.    Rental revenues for the three months ended March 31, 2010 were approximately $5.1 million. These rental revenues are from our five wholly owned multifamily communities acquired in the past twelve months, two of which were acquired in the first quarter of 2010. We expect continued increases in these revenues as a result of owning these two communities for a full reporting period and our expected acquisitions of additional real estate investments. We did not have any wholly owned real estate assets as of March 31, 2009 and consequently did not have any rental revenue during such period.

        Property Operating and Real Estate Tax Expenses.    Property operations and real estate tax expenses for the three months ended March 31, 2010 were approximately $2.0 million and are from our wholly owned multifamily communities acquired in the past twelve months, two of which were acquired in the first quarter of 2010. We expect continued increases in these expenses as a result of owning these two communities for a full reporting period and our expected acquisitions of additional real estate investments. We did not have any wholly owned real estate assets as of March 31, 2009 and consequently did not have such expenses.

        Asset Management and Other Fees.    Asset management fees for the three months ended March 31, 2010 and 2009 were approximately $1.3 million and $0.3 million, respectively. These fees are based on the amount of our gross real estate investments and the time period in place. Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months. We expect continued increases in these fees as a result of owning and acquiring additional real estate investments.

        General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2010 and 2009 were approximately $1.0 million and $0.8 million, respectively, and included corporate general and administrative expenses incurred and reimbursable by our Advisor, as well as compensation of our board of directors, auditing and tax fees, and legal fees. The increase in the expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is due to higher administrative costs related to our Initial Public Offering. The increase included higher corporate legal and accounting reimbursements to our Advisor and director and officer insurance expense. We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

        Acquisition Expenses.    Acquisition expenses for the three months ended March 31, 2010 were approximately $2.8 million and relate to our acquisition of Acacia on Santa Rosa Creek and The Lofts at Park Crest. The majority of the acquisition expenses were fees and expenses due to our Advisor. As we make additional wholly owned investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. We did not incur any acquisition expenses for the three months ended March 31, 2009. Prior to 2009, Generally Accepted Accounting Principals ("GAAP") provided for the capitalization of acquisition costs. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Expense.    Interest expense for the three months ended March 31, 2010 was approximately $0.6 million, relating to permanent mortgages on our wholly owned multifamily communities in the amount of approximately $93.8 million as of March 31, 2010 and our credit facility with a balance of $10.0 million as of March 31, 2010. As of March 31, 2010, the weighted average of our permanent mortgages is approximately 4.78%. As of March 31, 2010, our borrowings under the credit facility accrued interest at an annual rate of 2.33%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were not significant during the three months ended March 31, 2010, but could be in the future, particularly if the credit facility is not fully utilized. We did not have any debt on wholly owned multifamily communities for the three months ended March 31, 2009.

        Depreciation and Amortization.    Depreciation and amortization expense for the three months ended March 31, 2010 was approximately $3.6 million, primarily relating to our wholly owned acquisitions made in the past twelve months. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases. As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. We did not have any wholly owned investments as of March 31, 2009. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, for the three months ended March 31, 2010 and 2009 was approximately $0.3 million and $0.1 million, respectively. We had higher average cash equivalent balances for the three months ended March 31, 2010 as compared to three months ended March 31, 2009. Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities. Accordingly, our cash equivalent balances are subject to significant changes. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. In the current environment, these cash equivalents continue to have low earnings rates, where our average weighted interest rate for the three months ended March 31, 2010 was approximately 0.9%, substantially unchanged for the comparable period in 2009. For the three months ended March 31, 2010 interest income also included earnings on a direct, wholly owned note receivable of approximately $0.1 million. We earned minimal interest income from our wholly owned note receivable for the three months ended March 31, 2009.

        Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for the three months ended March 31, 2010 was approximately $3.2 million compared to equity in earnings of approximately $1.1 million for the three months ended March 31, 2009. A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Equity in Earnings (Loss)	Distributions From Operating Activities	Equity in Earnings (Loss)	Distributions From Operating Activities
Loan investments	$1.2	$0.5	$1.7	$1.3
Equity investments:
Stabilized / Comparable	(0.2)	—	(0.2)	—
Stabilized / Non-comparable	(1.4)	0.6	—	—
Lease ups	(2.8)	0.4	(0.4)	—

	(4.4)	1.0	(0.6)	—

Total	$(3.2)	$1.5	$1.1	$1.3

        Earnings from underlying loan investments decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Bailey's Crossing, The Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the three months ended March 31, 2010. These BHMP CO-JVs had interest income of approximately $0.7 million for the three months ended March 31, 2009.

        Equity in loss from stabilized/non-comparable investments increased for the three months ended March 31, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense and one-time charges for acquisition expenses exceeding net operating income. During the past twelve months, we added five new stabilized/non-comparable communities. For the three months ended March 31, 2010, we incurred approximately $0.2 million of one-time acquisition expenses related to the acquisition of one operating BHMP CO-JV. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $0.6 million during the three months ended March 31, 2010. These acquisitions were substantially completed in the second half of 2009 and the first quarter of 2010, and therefore do not include a full year of operating results. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

        Equity in loss from lease up equity investments increased for the three months ended March 31, 2010 compared to the comparable period in 2009, primarily due to an increase in the number of properties underlying our investments that were in lease up. All of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. Subsequent to March 31, 2009, 55 Hundred, The Venue, Satori, Skye 2905 and Veritas moved from development status where substantially all costs were capitalized. These investments produced equity losses during 2010 of approximately $0.8 million. These properties are in the early stages of lease up and we expect losses from these investments to increase during 2010. In addition, we made equity investments in Forty55, Cyan/PDX, San Sebastian and Bailey's Crossing subsequent to March 31, 2009. These investments produced losses of approximately $1.0 million. The Eclipse and Satori are nearing stabilized lease up. Although they each produced equity losses, The Eclipse did make distributions due to non-cash depreciation and amortization expenses and had improved operating results due to additional equity investments made to payoff of its loan and ground lease.

        We review our investments for impairments in accordance with our accounting policies. For the three months ended March 31, 2010 and 2009, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

  •
  Status of guarantors' financial position.    If market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. Where our analysis was dependent on a guarantor's ability to perform, our judgments could change based on new developments.

  •
  Project specific performance.    All of our loan and equity investments in Property Entities are dependent on management-derived market assumptions for fair value determinations. These assumptions particularly include projected rents, occupancy and terminal cap rates. If general and specific market conditions deteriorate, changes in these assumptions will affect our fair value determinations.

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

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity. These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through March 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies. If the senior construction lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and us. Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as a joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

        As of March 31, 2010, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of March 31, 2010, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

Cash Flow Analysis

        Cash and cash equivalents increased for the three months ended March 31, 2010 by approximately $57.1 million as compared to an increase in cash and cash equivalents for the three months ended March 31, 2009 of approximately $43.7 million. The increase in cash and cash equivalents is primarily due to increased net proceeds from our Initial Public Offering which commenced in September 2008 offset by increased acquisitions of wholly owned multifamily communities and investments in unconsolidated real estate joint ventures in 2010 as compared to 2009.

  For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

        As of March 31, 2010, we had made investments in 23 multifamily communities, 12 in various stages of lease up or development and 11 in operating multifamily communities. During the past 12 months, we made five wholly owned multifamily acquisitions, where cash flows are reported on a consolidated basis rather than as equity investments. In addition, our proceeds from our Initial Public Offering have increased in 2010 as compared to 2009. As a result, our cash flows for the three months ended March 31, 2010 reflect significant differences from the cash flows for the three months ended March 31, 2009.

        Cash flows used in operating activities for the three months ended March 31, 2010 were $0.5 million as compared cash flows provided by operating activities of $0.6 million for the same period in 2009. During 2010, we recognized approximately $3.0 million of acquisition expenses, approximately $2.8 million related to wholly owned acquisitions and approximately $0.2 million related to acquisitions included within our investments in unconsolidated real estate joint ventures. There were no acquisition expenses during the comparable period in 2009 and prior to 2009, acquisition expenses were capitalized and not included in cash flows from operating activities. Distributions received from our investments in unconsolidated real estate joint ventures were $1.5 million for the three months ended March 31, 2010, compared to $1.3 million for the comparable period in 2009. The increase was primarily due to additional investments and improved operations for certain of the BHMP CO-JVs, offset by decreases in the amounts of interest income earned by the applicable BHMP CO-JVs, primarily as a result of the conversion of loan receivables at The Eclipse, 55 Hundred and Bailey's Crossing BHMP CO-JVs. Cash flow from operating activities for the three months ended March 31, 2010 also benefited from increases in payables, primarily related to our wholly owned multifamily communities. We did not own any wholly owned multifamily communities for the comparable period in 2009.

        Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were $84.4 million and $2.8 million, respectively. For the three months ended March 31, 2010, we acquired two wholly owned multifamily communities and invested in one new BHMP CO-JV. In connection with one of our wholly owned acquisitions, we assumed debt financing. For the three months ended March 31, 2009, our primary investments in unconsolidated real estate joint ventures related to fulfilling our loan and equity fundings of our ten BHMP CO-JV investments as well as funding for our wholly owned note receivable. As our Initial Public Offering continues in 2010, we would expect our new acquisitions to increase. Also, advances were made to BHMP CO-JVs, primarily to pre-fund construction draws related to The Cameron Property Entity. Providing a source of investing cash flow for the three months ended March 31, 2010 were BHMP CO-JV distributions related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures of $28.3 million. During the comparable period in 2009, returns of investments in unconsolidated real estate joint ventures primarily related to reimbursements of excess capital contributions and non-operating cash flows.

        Cash flows provided by financing activities for the three months ended March 31, 2010 and 2009 were $142.0 million and $46.0 million, respectively. For the three months ended March 31, 2010, net proceeds from our Initial Public Offering were approximately $124.0 million, compared to $47.9 million for the comparable period in 2009. As our Initial Public Offering continues during 2010, we would expect proceeds from the sale of common stock to increase as compared to 2009. Additionally, financing activities increased due to obtaining new financing from our credit facility as well as for one of our wholly owned multifamily communities. The acquisition of these communities was initially funded entirely with cash and then financed, resulting in net proceeds of approximately $22.9 million. For the three months ended March 31, 2010, distributions increased due to higher distribution rates and increased common stock outstanding from our Initial Public Offering as compared to the three months ended March 31, 2009. Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, resulting in increased distributions. As discussed above, we expect to fund increased distributions from earnings on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering.

        In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve-month basis. Our charter defines the following terms and requires that our Total Operating Expenses ("TOE") are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets ("AIA") or 25% of our Net Income ("NI"). For the trailing twelve months ended March 31, 2010, TOE of approximately $9.8 million exceeded 2% of our AIA (which was approximately $5.6 million) by approximately $4.2 million. Our board of directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering that we are currently in our acquisition and development stage, that certain investments are not stabilized and that we are continuing to raise capital for our Initial Public Offering of common stock where the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance and fees for board of directors are disproportionate to the Company's AIA and NI.

Liquidity and Capital Resources

  General

        Our principal demands for funds will continue to be investments in multifamily communities, on our own or through joint ventures, and for the payment of operating expenses and distributions. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as debt secured by our real estate investments. However, there may be a delay between the sale of our shares, making investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations. During this period, we may use proceeds from our Initial Public Offering and our financings to fund distributions to our stockholders. During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in real estate and real estate-related assets. These lower returns may affect our ability to make distributions or the amount actually disbursed. We also intend to use our $150 million credit facility both to meet short-term and acquisition liquidity requirements.

        Unlike other real estate types, multifamily financing is available at favorable rates for well capitalized, stabilized communities. However, if we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of communities we can purchase, and the return on the communities we do purchase likely will be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.

  Short-Term Liquidity

        Our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering and our credit facility. As of March 31, 2010, our cash and cash equivalents balance was $134.7 million, compared to $77.5 million as of December 31, 2009. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering. As of March 31, 2010, we sold approximately 57.7 million shares (including DRIP) of our common stock with gross proceeds of approximately $575.1 million. Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2010 as compared to 2009. For the three months ended March 31, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $144.7 million as compared to gross proceeds of $54.0 million during the comparable period in 2009. We also expect our operating cash flows to increase from a full year of operations from our 2009 acquisitions and as additional investments are added to our portfolio.

        Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund. We manage our credit exposure by diversifying our investments over several financial institutions.

        Our primary operating expenditures are payments related to wholly owned property operations, asset management fees and general and administrative expenses. We currently meet these obligations from cash flow from operating activities. Because we evaluate our investments fully loaded for all costs, we primarily fund acquisition expenses from the proceeds of our Initial Public Offering. As the amount of our real estate investments increases, we would expect these expenses to also increase. Depending on the timing and magnitude, we may evaluate other short-term financing options.

        On March 26, 2010, we closed on a $150 million credit facility. We intend to use the facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the fundings. When we have excess cash, we have the option to pay down the facility. As of March 31, 2010, we have drawn $10 million under the credit facility. Based on the value of the collateral currently pledged under the facility, we may draw approximately $7 million more as of March 31, 2010; however, future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. Also, we intend to increase the borrowing capacity by adding future wholly owned acquisitions to the facility's collateral pool.

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

        We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through March 31, 2010, we and the BHMP Co-Investment Partner have contributed approximately $280.8 million and $213.1 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of March 31, 2010, the BHMP Co-Investment Partner has a remaining contractual commitment of approximately $10.2 million to BHMP CO-JVs. For us to realize the commitment, we would generally be expected to contribute approximately $18.3 million to BHMP CO-JVs. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements, and consequently, all or portions of the BHMP Co-Investment Partner commitment may not be available to us. See the following section below entitled "Off-Balance Sheet Arrangements and Contractual Obligations" for further discussion of our contractual contingencies.

        For each equity investment, we will also evaluate the use of new or existing property debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our parent company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third-party partners. Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio. If property debt is used on wholly owned properties, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been used as construction financing for six Property Entities and for six operating communities. Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us (other than standard indemnities related to administrative matters that are substantially within our control or considered outside of our normal course of business) but does allow us to increase our access to capital. We will generally seek non-recourse financing, particularly for stabilized communities. As of March 31, 2010, all of our debt is individually secured property debt.

        As of March 31, 2010, the total carrying amount of debt, including our approximate share is summarized as follows (amounts in millions):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share
Company Level:
Permanent mortgages—fixed interest rates	$93.8	4.78%	2013 to 2017	$93.8
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
BHMP CO-JV Level:
Permanent mortgages—fixed interest rates	162.4	4.99%	2011 to 2016	89.3
Property Entity Level:
Construction loans—variable interest rates	282.4	Monthly LIBOR + 2.28%	2010 to 2013	94.9
Permanent mortgages—fixed interest rates	23.0	6.46%	2013	11.8

Total	$571.6			$299.8

  •
  The table excludes debts owed to BHMP CO-JVs or us.

  •
  Our approximate share for BHMP CO-JV and Property Entity levels is calculated based on our share of the back-end equity interest, as applicable.

  •
  Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date.

  •
  Certain of these debts contain covenants requiring the maintenance of certain operating performance levels. As of March 31, 2010, we believe the respective borrowers were in compliance with these covenants.

        Contractual principal payments for each of the five years from March 31, 2010 are as follows (in millions):

	Parent Company Level	BHMP CO-JV Level	Property Entity Level
April - December 2010	$0.4	$0.9	$69.4
2011	$0.6	$25.3	$116.7
2012	$0.6	$1.7	$44.5
2013	$25.1	$56.7	$74.8
2014	$—	$0.4	$—
2015 and thereafter	$77.1	$77.4	$—

        We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. As a part of the BHMP CO-JV governing agreements, the BHMP CO-JV's will not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary which may require additional contributions from us or the BHMP CO-JVs. We expect to use proceeds from our Initial Public Offering to fund any such capital contributions.

        Other potential future sources of capital may include proceeds from secured or unsecured financings, arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities. For our unsecured wholly owned properties, we may obtain financing through individual mortgages or credit facilities collateralized by individual or pooled wholly owned communities. For the three months ended March 31, 2010, we closed on $15.8 million of financing collateralized by our real estate investment in Mariposa Loft Apartments. The mortgage loan payable has a term of seven years with interest-only payments at an annual rate of 5.21%. Additionally, we may use our credit facility to provide bridge or long-term financing for acquisitions. Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay the credit facility. However, the credit facility may be used on a longer term basis, similar to permanent financing.

        As of March 31, 2010, we currently have one wholly owned community with a purchase price of approximately $68.2 million that is not encumbered by any secured debt. We currently intend to include this asset in the collateral pool for the credit facility, increasing our borrowing capacity to a total of approximately $55 million. In addition, four BHMP CO-JVs have wholly owned communities with total carrying values of approximately $180.1 million that are not encumbered by any secured debt. We currently intend to obtain secured financing for each of these communities.

        For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will also evaluate requirements for capital expenditures. Of the 23 multifamily communities in which we have invested as of March 31, 2010, eight are in development projects that we invested through BHMP CO-JVs. With respect to these investments, we expect the construction financing for the Property Entities to significantly meet all remaining funding requirements. We also have invested through BHMP CO-JVs in three multifamily communities in lease up that do not currently have financing in place. We expect to place financing on these multifamily communities after stabilization. Until then, we and our BHMP Co-Investment Partner will be required to fund certain construction costs. Our share of contractual costs is currently estimated to be $0.6 million and could increase in the range of $1 to 3 million. Also related to our recent investments in the 4500 Cherry Creek BHMP CO-JV, we expect to make deferred maintenance expenditures of $1 to 2 million. We substantially funded our share of these expenditures at the inception of the BHMP CO-JVs. For the remaining multifamily communities, due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JV or the Property Entities' cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. As of March 31, 2010, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

        Subsequent to March 31, 2010, we entered into purchase and sale agreements for two multifamily communities for a total purchase price of approximately $79.2 million, excluding closing costs. As of May 13, 2010, we have made a total of $1.5 million in earnest money deposits on these multifamily communities. If these agreements are consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JV. The consummations of each purchase remain subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisitions contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisitions; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information. Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

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

        The cash distributions paid for the three months ended March 31, 2010 and 2009 were approximately $5.0 million and $1.9 million, respectively. Distributions funded through the issuance of shares under our DRIP for the three months ended March 31, 2010 and 2009 were approximately $5.2 million and $0.6 million, respectively. For the three months ended March 31, 2010 and 2009, cash flow from operating activities was ($0.5) million and $0.6 million, respectively. For the three months ended March 31, 2010 and 2009, cash amounts distributed to stockholders exceeded cash flow from operating activities by $5.5 million and $1.3 million, respectively. Such differences were funded from proceeds from our Initial Public Offering.

        The following tables show the distributions paid and declared for the three months ended March 31, 2010 and 2009 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid
2010	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
First Quarter	$5.0	$5.2	$10.2	$(0.5)	$11.1	$0.173

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
First Quarter	$1.9	$0.6	$2.5	$0.6	$2.9	$0.165

        The amount by which our distributions paid exceeded cash flow from operating activities for the three months ended March 31, 2010 increased from the three months ended March 31, 2009, due to (a) increased acquisition activity coupled with acquisition expenses included in cash flow from operating activities, (b) a higher distribution rate, (c) increased investments in multifamily communities in lease up and (d) increased proceeds raised from our Initial Public Offering (which resulted in additional shares on which distributions are paid). Acquisition expenses included in cash flow from operating activities for three months ended March 31, 2010 were approximately $3.0 million with none for the three months ended March 31, 2009. Acquisition expenses are funded from the proceeds from our Initial Public Offering. See the section above entitled "Results of Operations" for our discussion of operating results and trends related to multifamily communities in lease up.

        Over the long term, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned multifamily communities prior to deductions for acquisition expenses. However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

        As of March 31, 2010, the consolidated subsidiaries of BHMP CO-JVs are subject to senior mortgage loans as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level mortgage loans (amounts in millions):

BHMP CO-JV Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Halstead	$24.0	Interest-only	6.17% - Fixed	September 2011(1)
Waterford Place	59.8	Interest & principal	4.83% - Fixed	May 2013(1)(2)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015(1)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015(1)
Burroughs's Mill Apartment Homes	26.0	Interest-only(3)	5.29% - Fixed	October 2016(1)

Total	$162.4

        As of March 31, 2010, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to construction and mortgage loans as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees. These loans payable are referred to as Property Entity level borrowings (amounts in millions):

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey's Crossing	$64.6	Interest-only	Monthly LIBOR + 275 bps	November 2011(2)(4)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013(1)
55 Hundred	52.7	Interest-only	Monthly LIBOR + 300 bps	November 2013(2)(4)

Total	$140.3

(1)
These loans may generally not be prepaid without the consent of the lender and/or payment of a prepayment penalty.

(2)
These loans may be eligible for extension periods of up to two years, subject to certain conditions that may include certain fees and the commencement of monthly principal payments.

(3)
Principal payments commence in November 2011 at a 30-year amortization rate.

(4)
These loans may generally be prepaid in full or in part without penalty.

        A total of $47.0 million of the borrowings require maintenance of certain operating performance levels. As of March 31, 2010, we believe all the BHMP CO-JVs were in compliance with all such requirements.

        As of March 31, 2010, six of the BHMP CO-JVs had made mezzanine or mortgage loan investments in Property Entities. These Property Entities and their affiliates have provided the BHMP CO-JVs with collateral interests in the underlying properties, development projects, improvements, their interests in the Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates. These Property Entities have also obtained additional financing that is senior to our mezzanine or mortgage loan investments, including for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms. In addition, financial institutions behind these loans have independent unfunded obligations under the loan terms.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        We and/or Co-Investment Ventures (all of which were BHMP CO-JVs as of March 31, 2010) contract with unaffiliated commercial property development companies and provide equity and/or loans for a particular project (our "Project Commitments"). We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years. As of March 31, 2010, the BHMP CO-JVs held contracts for equity investments and/or loans with a total commitment amount from its partners of approximately $522.5 million, and the BHMP CO-JVs have received approximately $494.0 million. The BHMP CO-JVs will require additional capital from us and the BHMP Co-Investment Partner in order to fund the remaining commitments of $28.5 million. Our share of the unfunded commitments is $18.3 million.

        We have contractual obligations related to our mortgage loan payable and credit facility. The following table summarizes our primary contractual obligations as of March 31, 2010 (amounts in millions):

Mortgage loan	Total	April- December 2010	2011	2012	2013	2014	Thereafter
Principal payments	$93.8	$0.4	$0.6	$0.6	$25.1	$—	$67.1
Interest expense	25.6	3.4	4.5	4.4	3.6	3.2	6.5

	119.4	3.8	5.1	5.0	28.7	3.2	73.6
Credit Facility(1)
Principal payments	10.0	—	—	—	—	—	10.0
Interest expense and fees	18.9	2.0	2.7	2.7	2.7	2.7	6.1

	28.9	2.0	2.7	2.7	2.7	2.7	16.1

Total	$148.3	$5.8	$7.8	$7.7	$31.4	$5.9	$89.7

(1)
The principal amounts provided for our credit facility are based on amounts outstanding as of March 31, 2010, which are currently not due until final maturity of the credit facility. If we are able to include additional collateral, we expect to increase the contractual principal obligations in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of March 31, 2010 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

        The BHMP CO-JVs may become obligated to purchase all or a portion of the interests on two Property Entities under contingent sell options held by other investors on the Property Entities: The Cameron and Grand Reserve. The options are generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the fair value of the project at exercise or the cost of the project as defined in the respective agreement. As this amount is based on future events, we are not able to estimate this amount if exercised; however, the estimated cost is approximately $145.5 million. Our approximate share is $80.0 million. The amount of cash required to fund these purchase options may be substantially less than the option price due to the applicable BHMP CO-JV's notes receivable investment, assumption of existing Property Entity financing and new financing sources. As of March 31, 2010, no sell options are exercisable.

        Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of March 31, 2010, no such offers are outstanding.

        The Bailey's Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey's Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner's invested capital as of March 31, 2010 is approximately $11.8 million. Our approximate share is $6.5 million.

        See the section above entitled "Long-Term Liquidity, Acquisitions and Property Financing" for a description of purchase and sales agreements that were executed subsequent to March 31, 2010 that have not closed.

        The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement. We will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections from deferred lease revenues. As of March 31, 2010 and December 31, 2009, we have approximately $1.0 million and $1.3 million, respectively, of carrying value for deferred lease revenues and other related liabilities. For the three months ended March 31, 2010, we have recognized approximately $0.3 million of deferred revenue amortization related to our The Gallery at NoHo Commons affordable housing obligations.

        Our board of directors has authorized a share redemption program. During the three months ended March 31, 2010, our board of directors approved redemptions for 96,815 shares of common stock for approximately $0.8 million. We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering.

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

        For the three months ended March 31, 2010, MFFO per share was impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended March 31, 2010, we issued 14.5 million shares of our common stock, increasing our outstanding shares by 25%. The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher-earning multifamily community investments consistent with our investment policies.

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

        The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$(9.0)	$0.1
Real estate depreciation and amortization	8.0	0.4

FFO	(1.0)	0.5
Acquisition expenses	3.0	—

MFFO	$2.0	$0.5

GAAP weighted average common shares	64.2	17.4

MFFO per share	$0.03	$0.03

  •
  The real estate depreciation and amortization amount includes our consolidated real estate-related depreciation and amortization of intangibles and our similar share of Co-Investment

    Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

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

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management's historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities ("VIEs"), accounting for notes receivable, the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

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

        For other investments, we must evaluate whether we have control of an entity, where there are judgments involved in determining if provisions in governing agreements provide protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms including their economic effect to the operations of the entity, how relevant the term is to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

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

  Investments in Unconsolidated Real Estate Joint Ventures

        As of March 31, 2010, all of our Co-Investment Ventures are BHMP CO-JVs. We are the manager of each BHMP CO-JV's affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner. In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000. As a result of the equal substantive participating rights possessed by each partner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

  Real Estate and Other Related Intangibles

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities consist of the fair value of above-market and below-market leases, in-place leases and contractual rights. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles. Indefinite-lived intangible assets are evaluated at each reporting period to determine whether the indefinite useful life is appropriate.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current-market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as projected rental revenue during the expected lease up period based on then current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements over the remaining term of the respective leases. The value of tenant relationship intangibles is amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.

        We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

        We make assumptions and estimates in determining these allocations, including market rental rates, physical and economic obsolescence, lease-up periods and discount rates. A change in their assumptions could result in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense or rental income.

  Investment Impairments

        For properties wholly owned by us or our Co-Investment Ventures, including all related intangibles, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values. Fair value is generally estimated by valuation of similar assets.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve the financing objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates either directly or through interest rate hedges. With regard to variable rate financing, we manage interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

        As of March 31, 2010, we had approximately $93.8 million of outstanding debt on our wholly owned communities at a weighted average, fixed interest rate of approximately 4.8%. Our BHMP CO-JVs with wholly owned communities and our BHMP CO-JVs with equity in Property Entities that had borrowed aggregate senior debt of approximately $162.4 million and $305.4 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us). Of this amount, approximately $185.4 million was at fixed interest rates with a weighted average of approximately 5.2% and $282.4 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.3%.

        As of March 31, 2010, we have only one wholly owned note receivable with a carrying value of approximately $2.5 million and a fixed interest rate of 10%. Our BHMP CO-JVs had notes receivable from Property Entities of approximately $83.2 million, all of which were at fixed rates, with a weighted average interest rate of approximately 10.6%.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments. As we do not expect to trade or sell our fixed rate debt instruments prior to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

        Conversely, movements in interest rates on variable rate debt, loans receivable and real estate securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As of March 31, 2010, we did not have any loans receivable or real estate securities with variable interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our wholly owned multifamily communities and our wholly owned cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2010 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Credit facility interest expense	$(0.2)	$(0.1)	$(0.1)
Cash investments	2.0	1.3	0.7

Total	$1.8	$1.2	$0.6

        There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. The table also does not reflect changes in operations related to our unconsolidated investments in real estate joint ventures, where we do not have control over financing matters and substantial portions of variable rate debt related to multifamily development projects where interest is capitalized.

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2010.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors contained in Item 1A set forth in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

        On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering a public offering (our "Initial Public Offering") of up to 250,000,000 shares of common stock, was declared effective under the Securities Act of 1933. Our Initial Public Offering commenced on September 5, 2008 and is ongoing. We expect to sell the shares offered in our Initial Public Offering over a two-year period. Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date. Our board of directors has the discretion to extend the offering period for the shares offered under the DRIP up to the sixth anniversary of the termination of the primary offering. We may reallocate the shares of common stock being offered between the primary offering and the distribution reinvestment plan.

        We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share. Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Initial Public Offering. As of March 31, 2010, we had sold approximately 57.7 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $575.1 million.

        From the commencement of the Initial Public Offering through March 31, 2010, we incurred expenses of approximately $70.7 million in connection with the issuance and distribution of the registered securities pursuant to the offering all of which was paid to our advisor.

        From the commencement of the Initial Public Offering through March 31, 2010, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were approximately $504.4 million. From the commencement of the Initial Public Offering through March 31, 2010, we had used approximately $398.8 million of such net proceeds to purchase interests in real estate, net of notes payable. Of the amount used for the purchase of these investments, $10.7 million was paid to our advisor, Behringer Harvard Multifamily Advisors I, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

        During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

        Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively referred to herein as "Exceptional Redemptions") and all other redemptions (referred to herein as "Ordinary Redemptions"). The purchase price for shares redeemed under the redemption program is set forth below.

        In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

        In the case of Exceptional Redemptions, the purchase price per share will be equal to: (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed valuation less any Valuation Adjustment, provided, however, that the purchase price per share may not exceed the Original Share Price less any Special Distributions.

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

        During the three months ended March 31, 2010, our board of directors approved the redemption of shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	1,183	$8.97	1,183		(1)
February	—	$—	—
March(2)	95,632	$8.66	95,632		(1)

	96,815	$8.66	96,815

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

(2)
The March 2010 redemptions were paid in April 2010.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information.

        On May 13, 2010, our board of directors adopted an amended and restated valuation policy in respect of estimating the per share value of our common stock. Among other immaterial revisions, the amendments clarify that the per share estimated value may be developed from data that is as of a date not more than 18 months prior to the effective date of the estimated valuation and that in general we will consider a new estimated valuation every 18 months.

        The information set forth above with respect to the amended and restated valuation policy does not purport to be complete in scope and is qualified in its entirety by the full text of the amended and restated valuation policy, which is filed as Exhibit 99.1 hereto and is incorporated into this report by reference.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1
Form of Subscription Agreement (included as Exhibit A to prospectus), incorporated by reference to Exhibit 4.1 to the Company's Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed on April 27, 2010, Commission File No. 333-148414
4.2
Amended and Restated Distribution Reinvestment Plan (included as Exhibit B to prospectus), incorporated by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed on April 27, 2010, Commission File No. 333-148414

Exhibit Number	Description
4.3	Amended and Restated Automatic Purchase Plan (included as Exhibit C to prospectus), incorporated by reference to Exhibit 4.3 to the Company's Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed on April 27, 2010, Commission File No. 333-148414
4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q filed on November 13, 2009, Commission File No. 333-148414
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
10.1	Third Amended and Restated Advisory Management Agreement, dated January 29, 2010, incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 31, 2010
10.2	Amended and Restated Property Management Agreement, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 14, 2008
10.3	Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414
10.4	Service Mark Agreement, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2008
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
10.35
Agreement Containing Covenants Affecting Real Property by and between The Community Redevelopment Agency of the City of Los Angeles and SF No Ho, LLC dated December 19, 2003, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q filed on November 13, 2009
10.36
Subarea "A" Partial Assignment of Owner Participation Agreement and Consent to Assignment by and among SF No Ho, LLC, Behringer Harvard NOHO, LLC and The Community Redevelopment Agency of the City of Los Angeles dated September 17, 2009, incorporated by reference to Exhibit 10.36 to the Company's Form 10-Q filed on November 13, 2009
10.37
Agreement of Sale and Purchase and Joint Escrow Instructions by and between Acacia on Santa Rosa Creek, LLC, as seller, and Behringer Harvard Multifamily OP I LP, as buyer, dated October 12, 2009, incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed on November 13, 2009
10.38
Limited Liability Company Agreement of Behringer Harvard Baileys Venture, LLC by and between Behringer Harvard Baileys, LLC and Behringer Harvard Master Partnership I LP dated June 26, 2007, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148141
10.39
Amended and Restated Limited Partnership Agreement of Behringer Harvard Baileys Investors, L.P. among Behringer Harvard Baileys GP, LLC as general partner and the limited partners named therein, dated December 1, 2009, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148141
10.40
Purchase and Sale Agreement by and between Park Crest, incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on March 31, 2010
Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated January 28, 2010
10.41
First Amendment to Purchase and Sale Agreement by and between Park Crest Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated February 26, 2010, incorporated by reference to Exhibit 10.41 to the Company's Form 10-K filed on March 31, 2010
10.42
Assignment of Agreement of Sale by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Park Crest, LLC as assignee effective March 8, 2010, incorporated by reference to Exhibit 10.42 to the Company's Form 10-K filed on March 31, 2010
10.43
Credit Agreement by and among Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed on March 31, 2010

Exhibit Number	Description
10.44	Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed on March 31, 2010
10.45
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 31, 2010
10.46
Form of Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Selected Investment Advisor Agreement, incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11/A filed on August 26, 2008, Commission File No. 333-148414
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1*	Amended and Restated Policy for Estimation of Common Stock Value of Behringer Harvard Multifamily REIT I, Inc, effective May 13, 2010

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 17, 2010	/s/ HOWARD S. GARFIELD Howard S. Garfield Chief Financial Officer (Principal Financial Officer)