Form 10-Q
period 2010-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2010-08-13
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, the Registrant had 90,765,274 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended June 30, 2010

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Real estate:
Land	$57,600	$39,100
Buildings and improvements	277,304	121,363
	334,904	160,463
Less accumulated depreciation	(5,564)	(1,484)
Total real estate, net	329,340	158,979

Investments in unconsolidated real estate joint ventures	357,125	279,859
Cash and cash equivalents	86,536	77,540
Note and other receivables	4,135	4,025
Deferred financing costs, net	3,760	834
Receivables from affiliates	418	258
Intangibles, net	20,182	1,205
Other assets, net	6,666	3,022
Total assets	$808,162	$525,722

Liabilities and stockholders’ equity

Liabilities
Mortgage loans payable	$93,652	$51,300
Credit facility payable	10,000	—
Payables to affiliates	641	2,278
Distributions payable	4,882	3,248
Accrued offering costs payable to affiliates	1,561	1,411
Deferred lease revenues and other related liabilities, net	14,509	15,197
Tenant security deposits and prepaid rent	664	405
Accounts payable and other liabilities	9,864	866
Total liabilities	135,773	74,705

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 86,743,995 and 57,098,265 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9	5
Additional paid-in capital	751,059	486,880
Cumulative distributions and net loss	(78,679)	(35,868)
Total stockholders’ equity	672,389	451,017
Total liabilities and stockholders’ equity	$808,162	$525,722

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental revenues	$6,617	$—	$11,763	$—

Expenses
Property operating expenses	1,821	—	3,217	—
Real estate taxes	731	—	1,319	—
Asset management and other fees	1,438	283	2,716	545
General and administrative expenses	1,144	613	2,160	1,374
Acquisition expenses	2,755	—	5,531	—
Interest expense	1,429	—	2,071	—
Depreciation and amortization	3,759	10	7,347	24
Total expenses	13,077	906	24,361	1,943

Interest income	415	195	741	275
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(2,757)	1,119	(5,964)	2,214
Net income (loss)	$(8,802)	$408	$(17,821)	$546

Weighted average number of common shares outstanding	79,706	26,334	72,043	21,880

Basic and diluted income (loss) per share	$(0.11)	$0.02	$(0.25)	$0.02

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2009	1	$—	15,348	$1	$117,268	$(4,875)	$112,394

Net loss	—	—	—	—	—	(8,305)	(8,305)
Sales of common stock, net	—	—	41,129	4	363,332	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	(2,512)
Distributions declared on common stock	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	925	—	8,792	—	8,792
Balance at December 31, 2009	1	—	57,098	5	486,880	(35,868)	451,017

Net loss	—	—	—	—	—	(17,821)	(17,821)
Sales of common stock, net	—	—	28,926	4	256,848	—	256,852
Redemptions of common stock	—	—	(558)	—	(4,812)	—	(4,812)
Distributions declared on common stock	—	—	—	—	—	(24,990)	(24,990)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	1,278	—	12,143	—	12,143
Balance at June 30, 2010	1	$—	86,744	$9	$751,059	$(78,679)	$672,389

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net Income (loss)	$(17,821)	$546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of investments in unconsolidated real estate joint ventures	5,964	(2,214)
Distributions received from investments in unconsolidated real estate joint ventures	3,028	2,766
Depreciation	4,080	—
Amortization of intangibles	2,733	24
Amortization of deferred financing costs	535	—
Amortization of deferred lease revenues and other related liabilities	(688)	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,375	117
Other assets	236	211
Accounts receivable	(402)	—
Payables to affiliates	—	338
Accrued interest on note receivable	(110)	(72)
Cash provided by (used in) operating activities	(70)	1,716

Cash flows from investing activities
Acquisition of and additions to real estate	(168,425)	—
Investments in unconsolidated real estate joint ventures	(116,530)	(10,241)
Issuances of note receivable	—	(2,183)
Escrow deposits	(3,197)	(750)
Return of investments in unconsolidated real estate joint ventures	29,801	3,050
Other	(159)	48
Cash used in investing activities	(258,510)	(10,076)

Cash flows from financing activities
Proceeds from sales of common stock	288,283	164,839
Proceeds from financings, net:
Mortgage proceeds	15,820	—
Mortgage principal payments	(243)	—
Mortgage financing costs	(370)	—
Proceeds from credit facility, net:
Credit facility proceeds	30,000	—
Credit facility payments	(20,000)	—
Credit facility financing costs	(2,486)	—
Offering costs paid	(31,376)	(24,715)
Distributions on common stock paid in cash	(11,213)	(4,396)
Redemptions of common stock	(839)	(1,184)
Cash provided by financing activities	267,576	134,544

Net change in cash and cash equivalents	8,996	126,184
Cash and cash equivalents at beginning of period	77,540	23,771
Cash and cash equivalents at end of period	$86,536	$149,955

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2010, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older.  Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007 and, as of June 30, 2010, we have made wholly owned or equity investments in 28 multifamily communities of which 18 are stabilized operating properties and 10 are in various stages of lease up.  We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).

We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC (“Behringer Harvard Multifamily Advisors I” or the “Advisor”), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”) owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

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

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of June 30, 2010, we have sold a total of approximately 73.4 million shares of common stock and raised a total of approximately $730.8 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $643.9 million.  On June 29, 2010, our board of directors approved an extension of the Initial Public Offering until no later than September 2, 2011.

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

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2010 and consolidated statements of operations and cash flows for the periods ended June 30, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2010 and our consolidated results of operations and cash flows for the periods ended June 30, 2010 and 2009. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as: the purchase price allocations for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities are evaluated based on applicable GAAP, which requires the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses.  As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to June 30, 2010.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or six months ended June 30, 2010 or 2009.

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

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures.

We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying operating property, which represents the assets to which the excess is most clearly related.

When we or our Co-Investment Ventures acquire a controlling interest in a previously noncontrolled investment, a gain or loss is recognized for the differences between the investment’s carrying value and fair value.

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

Redemptions of Common Stock

We account for the possible redemption of our shares by classifying securities that are convertible for cash at the option of the holder outside of equity.  We do not reclassify the shares to be redeemed from equity to other liabilities until such time as the redemption has been formally approved.  The portion of the redeemed common stock in excess of the par value is charged to additional paid-in capital.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2010 or December 31, 2009.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2010, we have no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of June 30, 2010, no options have been issued.  As of June 30, 2010 and 2009, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of June 30, 2010 and December 31, 2009, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, our Advisor makes assumptions and uses various estimates and pricing models, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market capitalization rates and rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of June 30, 2010, we believe the carrying values of cash and cash equivalents, note receivable, receivables and payables from affiliates and credit facility payable approximate their fair values.  As of June 30, 2010, we estimate the fair value of our mortgage loans payable at $96.4 million, compared to its carrying value of $93.7 million.  As of June 30, 2009, we did not have any mortgage loans payable.  As of June 30, 2010 and December 31, 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

4.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the authoritative guidance on the consolidation of variable interest entities.  This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity.  This guidance was applicable to us beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

5.             Real Estate Investments

We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures.  As of June 30, 2010, we had six wholly owned real estate investments and 22 investments in unconsolidated real estate joint ventures. As of December 31, 2009, we had three wholly owned real estate investments and 17 investments in unconsolidated real estate joint ventures.  All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

The following tables present our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of June 30, 2010 and December 31, 2009.  The investments are categorized as of June 30, 2010 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment.  The definitions of each stage are as follows:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and prior reporting period.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired during or after 2nd quarter 2009.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.  As of June 30, 2010, there were no communities classified as developments.

Completion dates, including estimated future completion dates, are based on the date the multifamily community is substantially complete or renovated and capable of generating all significant revenue sources.  Accordingly, the dates provided in the table below may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community.  Occupancy data is presented upon stabilization of the property and is as of June 30, 2010.

					Total Real Estate, net (in millions)
Investments in Real Estate	Location	Purchase Date	Units	Occupancy Rate	June 30, 2010	December 31, 2009
Stabilized / Non-comparable:
The Gallery at NoHo Commons (1)	Los Angeles, CA	3rd Quarter 2009	438	93%	$104.6	$106.0
Mariposa Loft Apartments	Atlanta, GA	3rd Quarter 2009	253	95%	27.6	27.9
Grand Reserve Orange	Orange, CT	4th Quarter 2009	168	92%	24.6	25.1
Acacia on Santa Rosa Creek	Santa Rosa, CA	1st Quarter 2010	277	95%	37.1	—
The Lofts at Park Crest (1) (2)	McLean, VA	1st Quarter 2010	131	95%	49.0	—
Burnham Pointe (2)	Chicago, IL	2nd Quarter 2010	298	89%	86.4	—
			1,565		$329.3	$159.0

		Acquisition, Completion, or			Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Investments in Unconsolidated Real Estate Joint Ventures (3)	Location	Estimated Future Completion Date	Units	Occupancy Rate	June 30, 2010	December 31, 2009
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk (4)	Johns Creek, GA	3rd Quarter 2007	210	94%	$3.7	$4.0

Stabilized / Non-comparable:
The Eclipse (5)	Houston, TX	2nd Quarter 2009	330	90%	18.7	19.7
Halstead (5)	Houston, TX	2nd Quarter 2009	301	90%	3.1	3.4
Waterford Place (5)	Dublin, CA	3rd Quarter 2009	390	96%	10.4	11.0
Burrough’s Mill Apartment Homes (5)	Cherry Hill, NJ	3rd Quarter 2009	308	93%	7.4	8.1
Forty55 Lofts (5)	Marina del Rey, CA	3rd Quarter 2009	140	90%	27.3	26.2
Calypso Apartments and Lofts (5)	Irvine, CA	4th Quarter 2009	177	91%	13.9	27.4
4550 Cherry Creek (5)	Denver, CO	1st Quarter 2010	288	90%	12.6	—
7166 at Belmar (5)	Lakewood, CO	2nd Quarter 2010	308	92%	13.4	—
Briar Forest Lofts (5)	Houston, TX	2nd Quarter 2010	352	84%	21.2	—
Fitzhugh Urban Flats (5)	Dallas, TX	2nd Quarter 2010	452	94%	27.4	—
Tupelo Alley (2) (5)	Portland, OR	2nd Quarter 2010	188	92%	21.5	—

Lease ups:
Cyan/PDX (2) (5)	Portland, OR	4th Quarter 2009	352	N/A	45.3	46.2
San Sebastian (5)	Laguna Woods, CA	4th Quarter 2009	134	N/A	19.8	19.9
55 Hundred (2) (4) (6)	Arlington, VA	2nd Quarter 2010	234	N/A	22.7	23.6
Bailey’s Crossing (4) (6)	Alexandria, VA	3rd Quarter 2010	414	N/A	29.6	29.8

Equity and Loan Investments
Lease ups:
The Venue (4) (6)	Clark County, NV	4th Quarter 2009	168	N/A	4.1	4.5
Satori (2) (4) (6)	Fort Lauderdale, FL	1st Quarter 2010	279	N/A	11.6	12.3
Skye 2905 (2) (4) (6)	Denver, CO	4th Quarter 2010	400	N/A	12.5	12.9
Veritas (4) (6)	Henderson, NV	1st Quarter 2011	430	N/A	14.6	14.9

Loan Investments
Lease ups:
Grand Reserve	Dallas, TX	1st Quarter 2010	149	N/A	5.3	5.1
The Cameron (2) (6)	Silver Spring, MD	3rd Quarter 2010	325	N/A	11.0	10.9
			6,329		$357.1	$279.9
		Total Units	7,894

(1)       Purchase prices for The Gallery at NoHo Commons and The Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations.  Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(2)       Includes retail space, where the total approximate square footage of retail space of gross leasable area (“GLA”) for all these investments totals approximately 127,500 square feet or approximately 6% of total rentable area.  Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley and Burnham Pointe contain retail space with approximately 93,000 square feet of GLA, of which 75% was occupied as of June 30, 2010.

(3)       Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%).

(4)       Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(5)       Equity investment wholly owned by a BHMP CO-JV.

(6)       Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

Investments in real estate

For the six months ended June 30, 2010, we acquired in separate transactions three wholly owned multifamily communities, Acacia on Santa Rosa Creek, The Lofts at Park Crest and Burnham Pointe, totaling 706 units, for an aggregate purchase price of approximately $194.8 million, including the assumption of a mortgage loan payable of $26.7 million.

The following tables present certain additional information regarding our material acquisitions in The Lofts at Park Crest, acquired in March 2010, and Burnham Pointe, acquired in June 2010. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows (in millions):

	The Lofts at Park Crest	Burnham Pointe
Land	$—	$10.4
Buildings and improvements	49.6	76.0
Intangible assets:
In place lease	2.7	1.6
Contractual rights	16.3	—
Total intangible assets	19.0	1.6

Contingent consideration liability	(0.4)	—
Total	$68.2	$88.0

•      Contractual rights include land and parking garage rights.

•      We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

The amounts recognized for revenues and net losses from the acquisition dates to June 30, 2010 related to the operations of The Lofts at Park Crest and Burnham Pointe are as follows (in millions).  Due to the timing of our acquisitions, the revenue, depreciation and amortization amounts for Burnham Pointe were not material for the six months ended June 30, 2010.

	The Lofts at Park Crest	Burnham Pointe
Revenues	$1.9	$—
Acquisition expenses	$0.4	$1.0
Depreciation and amortization	$1.1	$—
Net loss	$0.2	$1.0

The following unaudited consolidated pro forma information is presented as if we acquired The Lofts at Park Crest and Burnham Pointe on January 1, 2009.  This information is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2009, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$8.4	$1.4	$16.1	$2.5
Acquisition expenses	$—	$—	$1.0	$4.5
Depreciation and amortization	$4.6	$2.5	$9.4	$5.0
Net income (loss)	$(5.9)	$(2.6)	$(13.3)	$(10.2)
Net income (loss) per share	$(0.06)	$(0.06)	$(0.15)	$(0.28)

Depreciation expense associated with all of our wholly owned buildings and improvements for the three and six months ended June 30, 2010 was approximately $2.3 million and $4.1 million, respectively.  We did not have any wholly owned multifamily communities subject to depreciation expense for the three and six months ended June 30, 2009.

Cost of intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and other contractual intangibles.  Included in other contractual intangibles as of June 30, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.  There were no indefinite-lived intangibles as of December 31, 2009 or June 30, 2009. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

July – December 2010	$2.1
2011	$0.4
2012	$0.4
2013	$0.4
2014	$0.4

As of June 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

		Intangibles
As of June 30, 2010	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$277.3	$7.8	$16.3
Less: depreciation and amortization	(5.6)	(3.9)	—
Net	$271.7	$3.9	$16.3

		Intangibles
As of December 31, 2009	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$121.4	$2.4	$—
Less: depreciation and amortization	(1.5)	(1.2)	—
Net	$119.9	$1.2	$—

Investments in unconsolidated real estate joint ventures

We have entered into 22 separate joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor.  Until the current funding commitment from PGGM of $300 million has been placed in co-investments with affiliates or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between the BHMP Co-Investment Partner and our sponsor, we expect a portion of our future real estate acquisitions will be made through co-investments with the BHMP Co-Investment Partner.  As of June 30, 2010, approximately $29.5 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.

Generally, the BHMP Co-Investment Partner will co-invest with a 45% equity interest, and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations.  Cash distributions are allocated pro rata based on each partner’s capital investments.

Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted.  Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a “BHMP CO-JV.”  Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  In certain circumstances the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT.

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner.  In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the BHMP CO-JV’s investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor.  Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members’ ownership interests.  BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

We have determined that our BHMP CO-JVs are not variable interest entities and that each partner has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own one multifamily operating or development community.  The collective group of these operating property entities or development entities are collectively referred to herein as “Property Entities.”  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

As of June 30, 2010, seven of our BHMP CO-JVs include equity investments in Property Entities.  Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these seven Property Entities, three investments are reported on a consolidated basis by the BHMP CO-JV and the remaining four investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

During the six months ended June 30, 2010, we invested in five newly formed BHMP CO-JVs, each holding a wholly owned multifamily community. The total acquisition price for these multifamily communities was $219.7 million.  Our total share of the capital contribution for these BHMP CO-JVs was $127.0 million.  Also during the six months ended June 30, 2010, BHMP CO-JVs Calypso Apartments and Lofts, 4550 Cherry Creek and 7166 at Belmar obtained new mortgage financing secured by the respective multifamily community for an aggregate amount of $75.4 million.  Substantially all of the net proceeds related to these financings were distributed to the partners and our share was $44.9 million.

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

Balance Sheet Data:

	June 30,	December 31,
	2010	2009
Land, buildings and improvements	$1,043.9	$656.0
Less: accumulated depreciation and amortization	(20.5)	(6.7)
Land, buildings and improvements, net	1,023.4	649.3

Construction in progress	62.8	210.2
Notes receivable, net	25.6	25.4
Cash and cash equivalents	8.9	6.2
Intangible assets, net of accumulated amortization $8.8 million and $4.2 million as of June 30, 2010 as December 31, 2009, respectively	3.8	2.8
Other assets, including restricted cash	20.1	20.1
Total assets	$1,144.6	$914.0

BHMP CO-JV level mortgage loans payable	$184.9	$110.1
Property Entity level construction and mortgage loans payable	319.1	284.3
Accounts payable, interest payable and other liabilities	22.4	30.2
Total liabilities	526.4	424.6

Redeemable, noncontrolling interests	9.1	10.4

Our members’ equity	342.7	268.5
BHMP Co-Investment Partner’s equity	256.3	201.2
Nonredeemable, noncontrolling interests	10.1	9.3
Total equity	609.1	479.0
Total liabilities and equity	$1,144.6	$914.0

Operating Data:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$15.3	$1.3	$26.6	$2.4
Interest income	2.4	3.6	4.8	6.9
	17.7	4.9	31.4	9.3

Expenses
Property operating expenses	6.7	1.0	12.2	1.9
Real estate taxes	2.0	0.3	3.7	0.5
Interest expense	4.4	0.7	8.4	1.3
Acquisition expenses	0.5	0.2	0.9	0.2
Depreciation and amortization	10.1	0.7	19.1	1.4
	23.7	2.9	44.3	5.3
Net income (loss)	(6.0)	2.0	(12.9)	4.0

Net loss attributable to noncontrolling interests	1.2	—	2.5	0.1
Net income (loss) attributable to consolidated BHMP CO-JVs	$(4.8)	$2.0	$(10.4)	$4.1

Our share of equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(2.8)	$1.1	$(6.0)	$2.2

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	June 30, 2010	December 31, 2009
Balance of our member’s equity in the BHMP CO-JVs	$342.7	$268.5
Other capitalized costs, net of amortization	14.4	11.4
Investments in unconsolidated real estate joint ventures	$357.1	$279.9

Included in the combined financial data are certain notes receivable from Property Entities to BHMP CO-JVs in various stages of lease up or development.  All note receivable advances have reached their required maximum funding amounts.  Generally for each of the notes receivable included in the combined financial data, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount		Fixed		Option Period
Name of Underlying Property	June 30, 2010	December 31, 2009	Interest Rate	Maturity Date	Commencement After Construction
Grand Reserve	$7.5	$7.5	10.0%	April 2012	N/A (1)
The Cameron	19.3	19.3	9.5%	December 2012	90 days
Total BHMP CO-JV Notes	26.8	26.8
Less: Deferred Financing Fees	(1.2)	(1.4)
Net BHMP CO-JV Notes	$25.6	$25.4

(1) Pursuant to the terms of the option agreement, the BHMP CO-JV exercised its right to terminate the option agreement on May 18, 2010.

In the combined financial data, the notes receivable and notes payable between the BHMP CO-JVs and their Property Entities in which the BHMP CO-JVs have equity interests are eliminated.  For these notes, all advances have reached their required maximum funding amounts. Other than with respect to The Venue, in connection with each of these notes receivable or their equity investment, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion. Below are the eliminated BHMP CO-JVs’ notes receivable (amounts in millions):

	Carrying Amount		Fixed		Option Period
Name of Underlying Property	June 30, 2010	December 31, 2009	Interest Rate	Maturity Date	Commencement After Construction
Satori	$14.8	$14.8	10.0%	October 2012	90 days
Skye 2905	14.8	14.8	10.0%	April 2013	90 days
The Venue	5.8	5.8	10.0%	June 2013	N/A
Veritas	21.0	21.0	13.0%	December 2013	90 days
Total BHMP CO-JV Notes Receivable Eliminated in Combination	$56.4	$56.4

As of June 30, 2010 and December 31, 2009, BHMP CO-JVs are also subject to senior mortgage loans payable as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs.  The lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These mortgage loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions):

BHMP CO-JV Level Mortgage Loans Payable	June 30, 2010	December 31, 2009	Interest Rate	Maturity Date
Halstead	$24.0	$24.0	6.17% - Fixed	September 2011(1)
Waterford Place	59.5	60.1	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	—	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	—	4.21% - Fixed	March 2015
7166 at Belmar	22.8	—	4.11% - Fixed	June 2015
Burrough’s Mill Apartment Homes	26.0	26.0	5.29% - Fixed	October 2016
Total	$184.9	$110.1

(1)         Mortgage may be prepaid at par beginning September 2010.

As of June 30, 2010 and December 31, 2009, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs.  The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori, Skye 2905, The Venue and Veritas to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at June 30, 2010 was 0.35%):

Property Entity Level Construction and Mortgage Loans Payable	June 30, 2010	December 31, 2009	Interest Rate	Maturity Date
Satori (1)	$69.4	$69.4	Monthly LIBOR+ 140 bps	October 2010
Skye 2905 (1)	58.2	42.2	Monthly LIBOR+ 195 bps	May 2011
Bailey’s Crossing (1)	67.2	61.1	Monthly LIBOR+ 275 bps	November 2011
The Venue (1)	19.6	19.2	Monthly LIBOR+ 225 bps	June 2012
Veritas (1)	29.0	16.7	Monthly LIBOR+ 275 bps	December 2012
The Reserve at Johns Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred (1)	52.7	52.7	Monthly LIBOR+ 300 bps	November 2013
Total	$319.1	$284.3

(1)   Each of these Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred.  The aggregate total commitment, if fully funded, is $330.7 million.  Each construction loan has provisions allowing for prepayment at par and extensions, generally two, one-year options if certain operational performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

As of June 30, 2010, approximately $786.3 million of the net carrying value of land, buildings and improvements and construction in progress collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

In December 2009, Fairfield Residential LLC, a real estate operating company, (“Fairfield Residential”) and certain of its affiliates filed for voluntary bankruptcy.  Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey’s Crossing and 55 Hundred were not part of the bankruptcy filing (the “Fairfield Projects”).  The Bailey’s Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey’s Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential’s bankruptcy and were not affected by the bankruptcy filing.

Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential’s bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement.  As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity.  These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through June 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies.  If the senior construction lender does exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender.  However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and the Cameron BHMP CO-JV.  Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV.  In addition, the senior construction lender’s exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

As of June 30, 2010, management’s assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan.  The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of June 30, 2010, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

6.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2010 for our wholly owned multifamily communities are as follows (in millions):

Future Minimum Lease Payments
July 1, 2010 – December 31, 2010	$1.1
2011	2.1
2012	2.1
2013	2.1
2014	2.1
Thereafter	28.6
Total	$38.1

The future minimum lease payments in the above table relate solely to retail leases.

7.                                      Note and Other Receivables

As of June 30, 2010 and December 31, 2009, we have approximately $2.5 million and $2.4 million, respectively, in a note receivable.   The note is secured by the Grand Reserve Property Entity, bears interest at 10.0%, and is due April 2012.  We have fully funded our loan commitment.  Our note receivable is junior to a loan made by the BHMP CO-JV to the Grand Reserve Property Entity.

As of June 30, 2010 and December 31, 2009, we have a receivable of approximately $1.6 million related to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles, net of imputed discount.  The tax increment receivable is collectable from real estate taxes through 2028 as defined in the agreement with the Community Redevelopment Agency. This receivable was acquired in connection with our acquisition of The Gallery at NoHo Commons.

8.                                      Mortgage Loans Payable

The following presents the carrying amounts of the mortgage loans payable as of June 30, 2010 and December 31, 2009 (amounts in millions).

Mortgage Loans Payable	June 30, 2010	December 31, 2009	Loan Type	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$26.6	$—	Principal and interest	4.63% - fixed	May 2013
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - fixed	November 2016
Mariposa Loft Apartments	15.8	—	Interest-only	5.21% - fixed	March 2017
Total	$93.7	$51.3

As of June 30, 2010, $169.3 million of the net carrying value of real estate collateralized the mortgage loans payable.

Contractual principal payments for the remainder of 2010 and each of the four subsequent years thereafter are as follows (in millions):

July 1, 2010 – December 31, 2010	$0.3
2011	0.6
2012	0.6
2013	25.1
2014	—
Thereafter	67.1
Total	$93.7

9.                                      Credit Facility Payable

On March 26, 2010, we closed on a $150.0 million credit facility.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of June 30, 2010, the applicable margin was 2.08% and the base rate was 2.43% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain multifamily communities directly owned by our wholly owned subsidiaries, where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.   As of June 30, 2010, $73.6 million of the net carrying value of real estate

collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of June 30, 2010, available but undrawn amounts under the credit facility are approximately $32.9 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breech of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2010.

10.                               Stockholders’ Equity

Capitalization

As of June 30, 2010 and December 31, 2009, we had 86,743,995 and 57,098,265 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares issued to Behringer Harvard Holdings, LLC for cash of approximately $0.2 million.

As of June 30, 2010 and December 31, 2009, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of June 30, 2010.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of June 30, 2010 and December 31, 2009, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year, subject to the significant conditions and limitations of the program.  Under the share redemption program, the per share redemption price will generally equal 90% of the most recently disclosed estimated value per share as determined in accordance with our valuation policy. Redemptions are limited to no more than 5% of the weighted average of shares outstanding during the preceding twelve month period immediately prior to the date of redemption.  In addition, redemptions are generally limited to the proceeds from our DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive cash flows from operating activities during such preceding four fiscal quarters, 1% of all such cash flows during such preceding four fiscal quarters.

For the six months ended June 30, 2010, our board of directors approved the redemption of 558,235 shares of common stock for approximately $4.8 million.  For the six months ended June 30, 2009, we redeemed 144,299 shares of common stock for approximately $1.2 million.  As of June 30, 2010, we had approximately $4.0 million of redemptions authorized but unpaid.  As of December 31, 2009, we did not have any unpaid redemptions.

Distributions

We paid our first distribution effective July 1, 2007.

Distributions, including distributions paid by issuing shares under the DRIP, for the six months ended June 30, 2010 and for the year ended December 31, 2009 were as follows (amounts in millions):

	Distributions
2010	Declared	Paid
Second Quarter	$13.9	$13.1
First Quarter	11.1	10.2
Total	$25.0	$23.3

2009
Fourth Quarter	$8.7	$7.8
Third Quarter	6.5	5.9
Second Quarter	4.6	4.1
First Quarter	2.9	2.5
Total	$22.7	$20.3

On June 1, 2010, our board of directors declared distributions payable to the stockholders of record each day for June 1, 2010 through August 31, 2010 at a daily amount of $0.0019178 per share of common stock, an annualized rate of 7%.  On June 16, 2010, our board of directors declared distributions at a daily amount of $0.0001643 per share of common stock, an annualized rate of 6% for the period of September 1, 2010 to September 30, 2010.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

11.          Commitments and Contingencies

We and/or our Co-Investment Ventures contract with unaffiliated commercial multifamily property development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  As of June 30, 2010, our Co-Investment Ventures, all of which are BHMP CO-JVs, have unfunded Project Commitments of approximately $19.8 million.

Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2010, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing BHMP CO-JV at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partner’s invested capital as of June 30, 2010 is approximately $11.8 million.  Our share would be approximately $6.5 million.

The Cameron BHMP CO-JV may become obligated to purchase a limited partnership interest in The Cameron BHMP CO-JV at a price set through an appraisal process. The obligation is for a three-year period after completion of the development.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partner’s invested capital as of June 30, 2010 is approximately $10.3 million.  Our share would be approximately $5.7 million.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections as deferred lease revenues and other related liabilities. As of June 30, 2010 and December 31, 2009, we have approximately $0.8 million and $1.3 million, respectively, of carrying value for deferred lease revenues and other related liabilities. For the three and six months ended June 30, 2010, we recognized approximately $0.2 million and $0.5 million, respectively, of deferred revenue amortization related to The Gallery at NoHo Commons affordable housing obligations.  We did not recognize any deferred revenue amortization for the three and six months ended June 30, 2009.

12.          Related Party Arrangements

We have no employees and are supported by related party service agreements.  We are dependent on our Advisor, Behringer Securities LP (“Behringer Securities”), Behringer Harvard Multifamily Management Services, LLC (“BHM Management”) and their affiliates for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

These services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated, and may be renewed for an unlimited number of successive one-year terms.  The current term of the Advisory Management Agreement expires on July 1, 2011.  The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

We are required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by the Company exceeds 1.5% of the gross proceeds of the completed public offering. The Company’s reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the three months ended June 30, 2010 and 2009, we incurred O&O Reimbursement of approximately $2.7 million and $2.3 million, respectively.  For the six months ended June 30, 2010 and 2009, we incurred O&O Reimbursement of approximately $5.0 million and $4.3 million, respectively.  As of June 30, 2010, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $10.2 million of which $1.6 million was accrued and unpaid.

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

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sale of common stock	2010	2009	2010	2009
Gross proceeds	$148.8	$111.5	$288.3	$164.8
Less offering costs:
O&O Reimbursement	(2.7)	(2.3)	(5.0)	(4.3)
Dealer manager fees	(3.7)	(2.8)	(7.2)	(4.1)
Selling commissions	(9.9)	(7.6)	(19.3)	(11.3)
Total offering costs	(16.3)	(12.7)	(31.5)	(19.7)
Sale of common stock, net	$132.5	$98.8	$256.8	$145.1

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended June 30, 2010 and 2009 is approximately $0.6 million and $0.3 million, respectively.  For the six months ended June 30, 2010 and 2009, general and administrative expenses incurred is approximately $1.1 million and $0.6 million, respectively.

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

Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (a) funds advanced in respect of a loan or other investment, and (b) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three months ended June 30, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $3.7 million and $0.3 million, respectively. For the six months ended June 30, 2010 and 2009, our Advisor earned acquisition and advisory fees of approximately $6.4 million and $0.4 million, respectively. For the three months ended June 30, 2010 and 2009, $2.0 million and $0.3 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.   For the six months ended June 30, 2010 and 2009, $2.5 million and $0.4 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three and six months ended June 30, 2010, our Advisor has earned debt financing fees of approximately $0.2 million and $2.1 million, respectively.  For both the three and six months ended June 30, 2009, our Advisor has earned debt financing fees of $0.2 million, respectively.

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

The Property Management Agreement applies where we have control over the selection of property management.  As of June 30, 2010, 19 multifamily communities were managed under the Property Management Agreement.  For the three and six months ended June 30, 2010, BHM Management or its affiliates earned property management fees of $0.1 million and $0.2 million, respectively.   For the three and six months ended June 30, 2009, BHM Management or its affiliates earned minimal property management fees.   For all other multifamily communities, the unaffiliated third-party partner has selected the property manager or the property is still in development.

Our Advisor receives a monthly asset management fee for each asset held by us. Through June 30, 2010, this amount is one-twelfth of 0.75% of the higher of the total cost of the investment or value of the investment. For the three months ended June 30, 2010 and 2009, our Advisor earned asset management fees of approximately $1.4 million and $0.3 million, respectively.  For the six months ended June 30, 2010 and 2009, our Advisor earned asset management fees of approximately $2.7 million and $0.5 million, respectively.

Effective July 1, 2010, the Advisory Management Agreement was amended and restated changing the fees associated with asset management.  As modified, rather than being a monthly fee equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of our assets, effective July 1, 2010, the asset management fee will be a monthly fee equal to one-twelfth of the “Applicable Asset Management Fee Percentage” of the sum of the higher of the cost or value of such assets.  The Applicable Asset Management Fee Percentage starting July 1, 2010 will initially be 0.50%, reduced from 0.75% prior to that time. The percentage will increase to 0.75% following two consecutive fiscal quarters during which our Modified Funds From Operations (“MFFO” as defined below) per share of common stock equals or exceeds $0.12. The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds $0.15.  Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the Applicable Asset Management Fee Percentage had been 0.75% every day since July 1, 2010. Once the Applicable Asset Management Fee Percentage increases above the 0.50% described above, it will not decrease during the term of the agreement, except as described, regardless of our MFFO in any subsequent period. In no event will our Advisor receive more than the asset management fee at the 0.75% rate originally contracted for.  As used above, MFFO means, with respect to any fiscal quarter, our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), during such quarter, plus acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting during such quarter. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that we adopt in our periodic reports filed with the SEC, MFFO will have the meaning of such different definition.

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

13.          Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.9 million in 2010	$1.2	$—

Non-cash investing and financing activities:
Assumption of mortgage note payable	$26.7	$—
Stock issued pursuant to our DRIP	$10.5	$2.2
Distributions payable	$4.9	$1.7
Redemptions payable	$4.0	$—
Accrued offering costs and dealer manager fees	$1.6	$1.9

14.          Subsequent Events

Status of the Offering

For the period July 1, 2010 through August 4, 2010, we sold approximately 4.0 million shares of common stock for gross proceeds of approximately $39.8 million including issuances through our DRIP.

Distributions Paid

On July 2, 2010, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2010. On August 2, 2010, we paid total distributions of approximately $5.3 million, of which $2.5 million was cash distributions and $2.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2010.

Acquisitions and Financings of Real Estate

On August 3, 2010, we acquired a wholly owned multifamily community, located in Houston, TX, from an unaffiliated seller. The purchase price was approximately $65.5 million, excluding closing costs. On August 4, 2010, we acquired a wholly owned multifamily community, located in San Bruno, California, from an unaffiliated seller.  The purchase price was approximately $55.0 million, excluding closing costs. Acquisition expenses of approximately $2.4 million were recognized for both acquisitions.  Due to the timing of these acquisitions, we are unable to provide the other acquisition disclosures or finalize the acquisition allocations.

Financings

On July 23, 2010, the Fitzhugh Urban Flats BHMP CO-JV in which we hold a 55% ownership interest closed on a $28.0 million mortgage loan payable. The mortgage loan payable bears interest at approximately 4.35% and matures in August 2017. The mortgage loan payable is secured with BHMP CO-JV assets that as of June 30, 2010 had a carrying value of approximately $48.3 million.

On August 9, 2010, the Eclipse BHMP CO-JV in which we hold a 55% ownership interest closed on a $20.8 million mortgage loan payable. The mortgage loan payable bears interest at approximately 4.46% and matures in September 2017.  The mortgage loan payable is secured with BHMP CO-JV assets that as of June 30, 2010 had a carrying value of approximately $32.5 million.

On August 9, 2010, the Briar Forest Lofts BHMP CO-JV in which we hold a 55% ownership interest closed on a $21.0 million mortgage loan payable. The mortgage loan payable bears interest at approximately 4.46% and matures in September 2017.  The mortgage loan payable is secured with BHMP CO-JV assets that as of June 30, 2010 had a carrying value of approximately $37.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rental rate trends, capital markets and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of June 30, 2010, all of our investments have been in high quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States.  We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring high quality multifamily communities that will produce rental income and will appreciate in value within our program’s targeted life. Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.

On June 29, 2010, our board of directors approved an extension of our initial public offering until no later than September 2, 2011. Under rules promulgated by the SEC, we could extend our offering until February 29, 2012. Our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP.

As of June 30, 2010, we own six wholly owned multifamily communities, 22 investments in Co-Investment Ventures and one wholly owned note receivable.  We have funded these investments and intend to fund future investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt, unsecured or secured debt facilities.  As discussed below, we plan to utilize available Co-Investment Ventures as a funding source when it is an effective structure for the investment; however, we anticipate Co-Investment Ventures will represent a smaller percentage of our new investments in the future.

As of June 30, 2010 all of our Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

PGGM’s commitment under the partnership agreement of the BHMP Co-Investment Partner is $300 million. Until the funding commitment from PGGM of $300 million has been placed in investments with us or investment programs of our sponsor, to the extent that investments fit within the investment parameters agreed between PGGM and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs.  As of June 30, 2010, approximately $29.5million of the $300 million commitment remains unfunded; however, in the event that certain of the investments refinance or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.

Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted.  Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a “BHMP CO-JV.”  Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  Generally, the BHMP Co-Investment Partner will co-invest in a BHMP CO-JV with a 45% equity interest and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations.

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner.  In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the BHMP CO-JV’s investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor.  Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members’ ownership interests.  BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

We have determined that our BHMP CO-JVs are not variable interest entities and that each partner has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own one multifamily operating or development community.  The collective group of these operating property entities or development entities are collectively referred to herein as “Property Entities.”  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

Two of our 22 BHMP CO-JVs have made only mezzanine or mortgage loan investments in Property Entities that are developing multifamily communities. 13 investments are indirectly wholly owned by the BHMP CO-JVs. The remaining seven BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property or development project. The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which serve as general or limited partners and are generally subsidiaries of multifamily developers which were organized to own, construct, and finance only one particular real estate project. Each of these seven BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation and three investments are reported on a consolidated basis by the BHMP CO-JV.   The remaining four investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

We believe our strategy of investing through Co-Investment Ventures will allow us to increase the number of our investments, thereby increasing our diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investment opportunities. We also believe partnerships with high quality institutional entities, such as PGGM, enhances the valuation of our portfolio. We intend to continue to invest through BHMP CO-JVs in operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, excluding residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner and as the BHMP Co-Investment Partner’s funding commitment is utilized, we may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We also plan to pursue wholly owned, direct investments consistent with our investment policies.

For 13 of our 22 BHMP CO-JV investments, the only equity partners are us and the BHMP Co-Investment Partner. In the remaining investments, the Property Entity includes other unaffiliated partners and participants, usually in situations where the multifamily community was undergoing development at the time of our initial investment and the other party serves as a developer partner.  Each Property Entity arrangement with an unaffiliated developer is unique and heavily negotiated, but we will generally seek the following provisions:

For development stage investments:

•      Completion Guarantees — The developer provides us with a guarantee of completion and costs from a dedicated entity with cash, real estate and/or securities.  This entity is typically not the developer entity or the Property Entity, but what is referred to as the “guarantee entity.”  We believe that this guarantee is an important mitigant to the risk of completion of developments in excess of budgeted costs.

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

In addition, most of these joint venture agreements provide the applicable BHMP CO-JV with options to increase its equity ownership percentage and/or acquire direct ownership of the multifamily community. These options are generally available at completion of the development and for some period thereafter. As of June 30, 2010, individual BHMP CO-JVs have acquired a direct ownership in one Property Entity, The Eclipse, and increased their ownership in two others, Bailey’s Crossing and 55 Hundred. Of the remaining four equity investments with developer partners (Satori, Skye 2905, Veritas and The Venue), the option periods have not commenced.  However, all of these multifamily communities are in the lease up stage of development and we continue to evaluate our investment options.

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

Market Outlook

During the second quarter of 2010, the general economy continued a slow and uneven recovery.  GDP has increased for the last four quarters, up 2.4% for the second quarter but down from an increase of 3.7% in the first quarter.  Employment, a significant driver for multifamily communities, has also been inconsistent. Although unemployment fell throughout the second quarter of 2010, a portion of the decline was attributable to fewer workers seeking employment, and accordingly not included in the labor force, and temporary government census workers. Nonetheless, private-sector hiring averaged 119,000 during the second quarter, compared to approximately 78,700 in the first quarter and a negative 270,000 during the fourth quarter of 2009. While employment is still weak across many sectors, a significant employment category for our higher quality communities, professional services and retail employment, is positive for 2010. In the broader multifamily sector, fundamentals have improved.  National research firms have reported increases in effective rents and occupancies across many markets, significant improvements in ratios of property offerings of sales to closings and compression in capitalization rates for high quality communities.  During the second quarter, average national rents showed their biggest gains in two years, further evidence that rent concessions are slowing  and that some renter demand may advance prior to employment improvements.  So-called shadow rental alternatives from unsold condominiums and single-family residences will continue to be a factor and will likely slow the rate of improvement.  Accordingly, we still believe the recovery to be gradual and uneven for most of 2010 with greater and more sustainable improvements thereafter.

A strong positive from the current macroeconomic conditions is that there is expected to be limited new supply of multifamily assets in the near future.  Over the past decade, the multifamily sector, including condominiums, added between 200,000 and 300,000 units annually but is now reported to be on a pace to deliver just 60,000 units for all of 2011 and 2012 combined. Since high quality multifamily developments can take 18 to 36 months to entitle, obtain necessary permits and construct, we believe there will be an imbalance in supply and demand fundamentals for at least the next couple of years.  As the economy improves, particularly in job growth and specifically in the demographic sectors which have a relatively higher proportion of multifamily residents, we expect renter demand and effective rent to increase in multifamily communities.  Particularly after 2010, we expect multifamily rental rates to begin to return to their pre-recession levels.  This could result in higher than normal rental increases during that period.

In the multifamily capital markets sector, we continue to experience favorable financing options, particularly for high quality, well-capitalized investments.  Specifically, government-sponsored entities such as Fannie Mae and Freddie Mac (“GSEs”) have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.  In the last 12 months, we and three of our BHMP CO-JVs completed six new loan originations with GSEs totaling approximately $292.5 million at a weighted-average interest rate of 3.48%. This includes a $150 million LIBOR-based credit facility at a current rate of 2.43%. We are also seeing evidence that other lenders, particularly life insurance companies, are aggressively bidding for market share in the multifamily sector.  Although there can be no assurance that the GSEs or comparable financing will continue to be available or available at these rates, particularly in light of recent financial reform legislation and continued political scrutiny over their operations,  the aforementioned are positive factors in our investment strategy.  Further, market interest rates continue to be at historical lows. Short term rates, as measured by 30-day LIBOR, are at historical lows and have been relatively unchanged during the first and second quarters of 2010.  As of June 30, 2010, 30-day LIBOR is 0.35%.  During the same period, longer term rates have fallen significantly. Five-year and ten-year treasuries started the year at approximately 2.6% and 3.8%, respectively. As of June 30, 2010, the five-year treasury rate dropped below 2% and during July 2010 the ten-year treasury rate dropped below 3%. At these base rates, overall financing rates for multifamily communities are very attractive and provide leveraged returns in excess of our distribution rate. However, it is doubtful that these levels can be sustained and we do see the potential for rates to increase. Accordingly a component of our finance strategy is to obtain fixed-rate financing for stabilized multifamily communities with maturities ranging from five to ten years.

In this investing environment, we will continue to monitor the interplay from these changing capitalization rates, growth rates and financing interest rates.  While in 2008 and parts of 2009 the multifamily sector experienced increasing capitalization rates, the sector is currently experiencing a contraction in capitalization rates as investors, especially institutional investors, re-enter the market for high quality multifamily communities. We would expect such a contraction in capitalization rates to increase the valuation of our existing portfolio, especially when coupled with increasing rental and occupancy rates.  In this environment leverage on our portfolio investments can enhance the equity value increases of our existing portfolio.  On the other hand, compressing capitalization rates could decrease the going-in returns on new investments. However, capitalization rates usually do not change independent of other real estate fundamentals. Based on our analysis and as reported by national analysts, these increases are coupled with higher rental and net operating income growth expectations as a consequence of forecasted demand and supply factors.  If these expectations are met, capitalization rates will normalize over time based on higher net operating incomes.  Although not perfectly correlated, we would also expect a relationship between future interest rates and capitalization rates, where capitalization rates would move up as interest rates adjust to higher, historical levels. However, with the long-term financing we have already placed and currently available as discussed above, we believe new investments can still meet our total return expectations.   Accordingly, we believe we have the capital resources, relationships and experience to continue to execute our strategy of investing in high quality multifamily communities in fundamentally sound, diversified long-term markets.

With these market fundamentals, we believe our strategy of focusing on institutional high quality market sectors with low housing affordability and high barriers to entry will benefit from the combination of low supply and pent up demand.  The stabilized multifamily communities in our portfolio have an average occupancy of 92% as of June 30, 2010 compared to 89% as of March 31, 2010, and we have begun to see improvements in leasing velocity and resident renewals across the portfolio. In our newly opened communities, which are those multifamily communities that either were recently completed or were acquired during or prior to initial lease up, we are experiencing high leasing demand.  All of these newly opened communities are highly amenitized and were built with condominium construction and finish quality in highly desired locations.  In addition, three of these newly opened communities, Forty55 Lofts in Marina del Rey, which began lease up in the fourth quarter of 2009, Satori in Fort Lauderdale, which was completed in the first quarter 2010 and The Venue in metropolitan Las Vegas, which was completed in the fourth quarter 2009,  have now exceeded 90% occupancy.   In addition, we expect that the following newly opened communities located in urban locations, Skye 2905 in Denver and Cyan/PDX in Portland, a LEED gold certified community, will soon reach stabilization. We expect the remaining multifamily communities that are in lease up in our portfolio to reach stabilization by the end of 2010 or early 2011.

We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio.  As of June 30, 2010, we sold a total of approximately 73.4 million shares (including DRIP) of common stock and raised a total of $730.8 million in gross proceeds from our Initial Public Offering.  On June 29, 2010, our board of directors approved an extension of our initial public offering until no later than September 2, 2011. Under rules promulgated by the SEC, we could extend our offering until February 29, 2012. Our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP.

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

We expect to meet our short-term liquidity requirements through the net cash raised from offerings, our credit facility and cash flow from operating activities of our current and future investments. For purposes of our long-term liquidity requirements, we expect that the net cash from our Initial Public Offering, our credit facility and our current and future investments will generate sufficient cash flow to cover operating expenses and our distributions to stockholders. Also to the extent we hold unencumbered or appreciated real estate investments, refinancing proceeds could be another source of capital.

Property Portfolio

Our multifamily investments include wholly owned multifamily communities, investments in unconsolidated real estate joint ventures and a wholly owned note receivable.  Each of these investments is categorized based on stages as defined below:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction) for both the current and prior reporting period.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired during or after 2nd quarter 2009.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.

Presented below are the carrying amounts for our wholly owned real estate investments, individual BHMP CO-JV investments and our note receivables as of June 30, 2010 and December 31, 2009.  For the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide information describing the underlying investment.  Also presented are the occupancy rates as of June 30, 2010 and December 31, 2009, which for stabilized multifamily communities is based on the number of individual units and for rental areas is based on gross leasable area (“GLA”) (amounts in millions):

		Occupancy Rates		Total Real Estate, net (in millions)
Investments in Real Estate	Units	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Stabilized / Non-comparable:
The Gallery at NoHo Commons / Los Angeles, California (1)	438	93%	90%	$104.6	$106.0
Mariposa Loft Apartments / Atlanta, Georgia	253	95%	91%	27.6	27.9
Grand Reserve Orange / Orange, Connecticut	168	92%	92%	24.6	25.1
Acacia on Santa Rosa Creek / Santa Rosa, California	277	95%	N/A	37.1	—
The Lofts at Park Crest / McLean, Virginia (1) (2)	131	95%	N/A	49.0	—
Burnham Pointe / Chicago, Illinois (2)	298	89%	N/A	86.4	—
Total wholly owned investments	1,565			$329.3	$159.0

		Occupancy Rates		Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Investments in Unconsolidated Real Estate Joint Ventures (3)	Units	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Johns Creek, Georgia (4)	210	94%	93%	$3.7	$4.0

Stabilized / Non-comparable:
The Eclipse / Houston, Texas (5)	330	90%	N/A	18.7	19.7
Halstead / Houston, Texas (5)	301	90%	90%	3.1	3.4
Waterford Place / Dublin, California (5)	390	96%	92%	10.4	11.0
Burrough’s Mill Apartment Homes / Cherry Hill, New Jersey (5)	308	93%	92%	7.4	8.1
Forty55 Lofts / Marina del Rey, California (5)	140	90%	N/A	27.3	26.2
Calypso Apartments and Lofts / Irvine, California (5)	177	91%	89%	13.9	27.4
4550 Cherry Creek / Denver, Colorado (5)	288	90%	N/A	12.6	—
7166 at Belmar / Lakewood, Colorado (5)	308	92%	N/A	13.4	—
Briar Forest Lofts / Houston, Texas (5)	352	84%	N/A	21.2	—
Fitzhugh Urban Flats / Dallas, Texas (5)	452	94%	N/A	27.4	—
Tupelo Alley / Portland, Oregon (2) (5)	188	92%	N/A	21.5	—

Lease ups:
Cyan/PDX / Portland, Oregon (2) (5)	352	N/A	N/A	45.3	46.2
San Sebastian / Laguna Woods, California (5)	134	N/A	N/A	19.8	19.9
55 Hundred / Arlington, Virginia (2) (4) (6)	234	N/A	N/A	22.7	23.6
Bailey’s Crossing / Alexandria, Virginia (4) (6)	414	N/A	N/A	29.6	29.8
The Venue / Clark County, Nevada (4) (6) (7)	168	N/A	N/A	4.1	4.5
Satori / Fort Lauderdale, Florida (2) (4) (6) (7)	279	N/A	N/A	11.6	12.3
Skye 2905 / Denver, Colorado (2) (4) (6) (7)	400	N/A	N/A	12.5	12.9
Veritas / Henderson, Nevada (4) (6) (7)	430	N/A	N/A	14.6	14.9
Grand Reserve / Dallas, Texas (8)	149	N/A	N/A	5.3	5.1
The Cameron / Silver Spring, Maryland (2) (6) (8)	325	N/A	N/A	11.0	10.9
Total investments in unconsolidated real estate joint ventures	6,329			$357.1	$279.9
	7,894
Note and Other Receivables
Grand Reserve / Dallas, Texas				$2.5	$2.4
Tax Increment Receivable				1.6	1.6
Due from Community Redevelopment Agency, Los Angeles, California in connection with The Gallery at NoHo Commons
Total note and other receivables				$4.1	$4.0

(1)       Purchase prices for The Gallery at NoHo Commons and the Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations.  Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(2)       Includes retail space, where the total approximate square footage of retail space of gross leasable area (“GLA”) for all these investments totals approximately 127,500 square feet or approximately 6% of total rentable area.  Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley and Burnham Pointe contain retail space with approximately 93,000 square feet of GLA, of which 75% was occupied as of June 30, 2010.

(3)       Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%).

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

(8)   Loan investment by a BHMP CO-JV.

The increased carrying amounts on our wholly owned investments as of June 30, 2010 are largely due to acquiring three wholly owned multifamily communities during the six months ended June 30, 2010 for an aggregate purchase price of approximately $194.8 million. During the six months ended June 30, 2010, we also invested in five newly formed BHMP CO-JVs, each holding a wholly owned multifamily community. The total acquisition price for these multifamily communities was $219.7 million and our total share of the capital contribution for these BHMP CO-JVs was $127.0 million.  Also during the six months ended June 30, 2010, BHMP CO-JVs Calypso Apartments and Lofts,  4550 Cherry Creek and 7166 at Belmar obtained new mortgage financing secured by the respective property for an aggregate amount of $75.4 million.  Substantially all of the net proceeds related to these financings were distributed to the partners and our share was $44.9 million, which decreased our investment in the unconsolidated joint ventures.

Results of Operations

For the three months ended June 30, 2010, we are reporting a net loss of $8.8 million compared to net income of $0.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, we are reporting a net loss of $17.8 million compared to net income of $0.5 million for the six months ended June 30, 2009. The overall decrease in net income is primarily due to our acquisitions made in the past 12 months of six wholly owned multifamily communities, 11 acquisitions by BHMP CO-JVs and the treatment of these acquisition activities.  Our share of acquisition costs related to our acquisitions is expensed.  For the three and six months ended June 30, 2010, our share of acquisition expenses was approximately $3.1 million and $6.1 million, respectively, including our share of acquisition expenses for unconsolidated real estate joint ventures. For the three and six months ended June 30, 2009, we made one new acquisition and our share of acquisition expense was approximately $0.1 million. Acquisition accounting also requires that we allocate a portion of the purchase price to in-place lease intangibles.  These lease intangibles are amortized over remaining lease terms, generally a term of less than one year. Accordingly, amortization expense is higher in the period immediately following an acquisition for both our wholly owned investments and our investments in unconsolidated real estate joint ventures.  Further, several of the multifamily communities we have made investments in are in lease up.  During these periods, holding costs, amortization and depreciation expense may exceed the pre-stabilization revenues.  We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our stabilized real estate investments will have a higher contribution to our net income while pre-stabilized investments will be proportionally less significant to our overall operating results.  However, acquisition and amortization expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

Because we did not own any wholly owned multifamily communities as of June 30, 2009, coupled with the activity noted above, many of our results for the three and six months ended June 30, 2010 are not directly comparable to the three and six months ended June 30, 2009, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Rental Revenues.  Rental revenues for the three months ended June 30, 2010 were approximately $6.6 million. These rental revenues are from our six wholly owned multifamily communities acquired in the past twelve months.  We expect continued increases in these revenues as a result of owning these six communities for a full reporting period and our expected acquisitions of additional real estate investments.  We did not have any wholly owned real estate assets as of June 30, 2009 and consequently did not have any rental revenue during such period.

Property Operating and Real Estate Tax Expenses.   Property operations and real estate tax expenses for the three months ended June 30, 2010 were approximately $2.6 million and are from our wholly owned multifamily communities acquired in the past twelve months.  We expect continued increases in these expenses as a result of owning these six communities for a full reporting period and our expected acquisitions of additional real estate investments.  We did not have any wholly owned real estate assets as of June 30, 2009 and consequently did not have such expenses.

Asset Management and Other Fees. Asset management fees for the three months ended June 30, 2010 and 2009 were approximately $1.4 million and $0.3 million, respectively. These fees are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010 the asset management fee rate will decrease. Accordingly, we expect an increase in our asset management fees but the rate of increase is expected to be less than previously expected.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 and 2009 were approximately $1.1 million and $0.6 million, respectively, and included increased costs for corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees, and legal fees. We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

Acquisition Expenses.  Acquisition expenses for the three months ended June 30, 2010 were approximately $2.8 million which included expenses incurred with third parties, incurred with our advisor and our amortization of acquisition costs related to our BHMP CO-JV investments.  As we make additional wholly owned and joint venture investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. We did not incur any acquisition expenses for the three months ended June 30, 2009.  Prior to 2009, Generally Accepted Accounting Principles (“GAAP”) provided for the capitalization of acquisition costs.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended June 30, 2010 was approximately $1.4 million, relating to permanent mortgages on our wholly owned multifamily communities and our credit facility.  As of June 30, 2010, our mortgage loans payable were $93.7 million and the weighted average interest rate was approximately 4.78%.  During the three months ended June 30, 2010, our borrowings under the credit facility ranged between $10 million and $30 million with an average annual interest rate of 2.43%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $0.6 million during the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2010 is net of capitalization of $0.4 million.  We did not have any wholly owned multifamily communities or a credit facility for the three months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2010 was approximately $3.8 million, primarily relating to our wholly owned real estate acquired in the past twelve months. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. We did not have any wholly owned investments as of June 30, 2009. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended June 30, 2010 and 2009 was approximately $0.4 million and $0.2 million, respectively.  We had higher average cash equivalent balances for the three months ended June 30, 2010 as compared to three months ended June 30, 2009.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates, where our average weighted interest rate for the three months ended June 30, 2010 was approximately 0.80%, less than the comparable period in 2009.  For the three months ended June 30, 2010 and 2009 interest income also included earnings on a direct, wholly owned note receivable of approximately $0.1 million for both periods.

Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended June 30, 2010 was approximately $2.8 million compared to equity in earnings of approximately $1.1 million for the three months ended June 30, 2009.  A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$1.3	$0.6	$1.9	$1.5

Equity investments:
Stabilized / Comparable	(0.1)	—	(0.1)	—
Stabilized / Non-comparable	(1.6)	0.5	(0.1)	—
Lease ups	(2.4)	0.4	(0.6)	—
	(4.1)	0.9	(0.8)	—
Total	$(2.8)	$1.5	$1.1	$1.5

Earnings from underlying loan investments decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Bailey’s Crossing, The Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the three months ended June 30, 2010.  These BHMP CO-JVs had interest income of approximately $0.7 million for the three months ended June 30, 2009.  Most of the remaining mezzanine notes held by the BHMP CO-JVs also have conversion options.  If these mezzanine notes are also converted we would expect further decreases in equity earnings and distributions classified as cash provided by operating activities related to loan investments.  Cash provided by operating activities may also decrease for loan investments due to loan provisions which provide for full or partial accrual of interest until maturity.

Equity in loss from stabilized/non-comparable investments increased for the three months ended June 30, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense and one-time charges for acquisition expenses exceeding net operating income. During the past twelve months, we added nine new stabilized/non-comparable communities as well as reclassified The Eclipse and Forty55 Lofts from a lease up to a stabilized/non-comparable investment. For the three months ended June 30, 2010, we incurred approximately $0.3 million of one-time acquisition expenses related to the acquisition of four operating BHMP CO-JVs. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash flow for operating activity of approximately $0.5 million during the three months ended June 30, 2010. There were no distributions classified as operating activity for the corresponding period in 2009. These acquisitions noted above were substantially completed in the second half of 2009 and the first half of 2010, and therefore do not provide us with a full year of operating results. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

Equity in loss from lease up equity investments increased for the three months ended June 30, 2010 compared to the comparable period in 2009, primarily due to an increase in the number of properties underlying our investments that were in lease up.  All of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. Subsequent to June 30, 2009, 55 Hundred, The Venue, Satori, Skye 2905 and Veritas moved from development status to lease up where substantially all costs were capitalized. These investments produced equity losses for the three months ended June 30, 2010 of approximately $1.8 million. These properties are in the early stages of lease up and we expect losses from these investments to increase during 2010.  In addition, we made equity investments related to acquisitions of Cyan/PDX, San Sebastian and Bailey’s Crossing subsequent to June 30, 2009. These investments produced losses of approximately $0.6 million.

The six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Rental Revenues.  Rental revenues for the six months ended June 30, 2010 were approximately $11.8 million. These rental revenues are from our six wholly owned multifamily communities acquired in the past twelve months, three of which were acquired in 2010.  We expect continued increases in these revenues as a result of owning these six communities for a full reporting period and our expected acquisitions of additional real estate investments.  We did not have any wholly owned real estate assets as of June 30, 2009 and consequently did not have any rental revenue during such period.

Property Operating and Real Estate Tax Expenses.  Property operations and real estate tax expenses for the six months ended June 30, 2010 were approximately $4.5 million and are from our wholly owned multifamily communities acquired in the past twelve months, three of which were acquired in 2010.  We expect continued increases in these expenses as a result of owning these six communities for a full reporting period and our expected acquisitions of additional real estate investments.  We did not have any wholly owned real estate assets as of June 30, 2009 and consequently did not have such expenses.

Asset Management and Other Fees. Asset management fees for the six months ended June 30, 2010 and 2009 were approximately $2.7 million and $0.5 million, respectively. These fees are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010 the asset management fee rate will decrease.  Accordingly, we expect an increase in our asset management fees but the rate of increase is expected to be less than previously expected.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 and 2009 were approximately $2.2 million and $1.4 million, respectively, and included increased costs for corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees, and legal fees.  We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

Acquisition Expenses.  Acquisition expenses for the six months ended June 30, 2010 were approximately $5.5 million which included expenses incurred with third parties, incurred with our advisor and our amortization of acquisition costs related to our BHMP CO-JV investments.  Acquisition expenses primarily related to our acquisitions of Acacia on Santa Rosa Creek, The Lofts at Park Crest and Burnham Pointe Apartments.  As we make additional wholly owned and joint venture investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. We did not incur any acquisition expenses for the six months ended June 30, 2009.  Prior to 2009, GAAP provided for the capitalization of acquisition costs.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the six months ended June 30, 2010 was approximately $2.1 million, relating to permanent mortgages on our wholly owned multifamily communities and our credit facility.  As of June 30, 2010, our mortgage loans payable were $93.7 million and the weighted average interest rate was approximately 4.78%.  During the six months ended June 30, 2010, our borrowings under the credit facility ranged between $10 million and $30 million with an average annual interest rate of 2.38%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $0.6 million during the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2010 is net of capitalization of $0.9 million.  We did not have any wholly owned multifamily communities or a credit facility for the six months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2010 was approximately $7.3 million, primarily relating to our wholly owned real estate acquired in the past twelve months. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. We did not have any wholly owned investments as of June 30, 2009. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the six months ended June 30, 2010 and 2009 was approximately $0.7 million and $0.3 million, respectively.  We had higher average cash equivalent balances for the six months ended June 30, 2010 as compared to six months ended June 30, 2009.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates, where our average weighted interest rate for the six months ended June 30, 2010 was approximately 0.85%, less than the comparable period in 2009.  For the six months ended June 30, 2010 and 2009 interest income also included earnings on a direct, wholly owned note receivable of approximately $0.1 million for both periods.

Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the six months ended June 30, 2010 was approximately $6.0 million compared to equity in earnings of approximately $2.2 million for the six months ended June 30, 2009.  A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$2.5	$1.2	$3.7	$2.8

Equity investments:
Stabilized / Comparable	(0.3)	—	(0.3)	—
Stabilized / Non-comparable	(3.0)	1.0	(0.1)	—
Lease ups	(5.2)	0.8	(1.1)	—
	(8.5)	1.8	(1.5)	—
Total	$(6.0)	$3.0	$2.2	$2.8

Earnings from underlying loan investments decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Bailey’s Crossing, The Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the six months ended June 30, 2010.  These BHMP CO-JVs had interest income of approximately $1.3 million for the six months ended June 30, 2009.  Most of the remaining mezzanine notes held by the BHMP CO-JVs also have conversion options. If these mezzanine notes are also converted we would expect further decreases in equity earnings and distributions classified as cash provided by operating activities related to loan investments.  Cash provided by operating activities may also decrease for loan investments due to loan provisions which provide for full or partial accrual of interest until maturity.

Equity in loss from stabilized/non-comparable investments increased for the six months ended June 30, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense and one-time charges for acquisition expenses exceeding net operating income. During the past twelve months, we added eight new stabilized/non-comparable communities as well as reclassified The Eclipse and Forty55 Lofts from a lease up to a stabilized/non-comparable investment. For the six months ended June 30, 2010, we incurred approximately $0.5 million of one-time acquisition expenses related to the acquisition of five operating BHMP CO-JVs. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash flow for operating activity of approximately $1.0 million during the six months ended June 30, 2010. There were no distributions classified as operating activity for the corresponding period in 2009.  These acquisitions noted above were substantially completed in the second half of 2009 and the first half of 2010, and therefore do not provide us with a full year of operating results. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

Equity in loss from lease up equity investments increased for the six months ended June 30, 2010 compared to the comparable period in 2009, primarily due to an increase in the number of properties underlying our investments that were in lease up.  All of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. Subsequent to June 30, 2009, 55 Hundred, The Venue, Satori, Skye 2905 and Veritas moved from development status to lease up where substantially all costs were capitalized. These investments produced equity losses during 2010 of approximately $3.5 million. These properties are in the early stages of lease up and we expect losses from these investments to increase during 2010.  In addition, we made equity investments related to the acquisitions of Cyan/PDX, San Sebastian and Bailey’s Crossing subsequent to June 30, 2009. These investments produced losses of approximately $1.4 million.

We review our investments for impairments in accordance with our accounting policies. For the three and six months ended June 30, 2010 and 2009, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

•                  Status of guarantors’ financial position. If general market prices continue to decline, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. Where our analysis was dependent on a guarantor’s ability to perform, our judgments could change based on new developments.

•                  Project specific performance. All of our loan and equity investments in Property Entities are dependent on management- derived market assumptions for fair value determinations. These assumptions particularly include projected rents, occupancy and terminal capitalization rates. If general and specific market conditions deteriorate, changes in these assumptions will affect our fair value determinations.

•                  Workouts. In structuring the BHMP CO-JVs’ investments in Property Entities, some of our investments contain provisions that provide us with priority or preferential returns. If the underlying projects are affected by market conditions, which may not directly affect our returns but may affect the other partners, the other partners may request workouts or other changes to the deal structures. Although we may not be contractually forced to accept these changes, there could be other factors that would cause us to accept certain modifications or enter into workouts. Based on the consequences of these changes, our assessment of our investment could change.  In particular, see discussions of The Cameron below.

•                  Lease up assumptions.  In assessing development projects, we must make assumptions about general market conditions, projected occupancy and rental rates for projects that are several periods from the completion of lease up activities. Our assumptions are based on our market analysis and competing projects. During lease up activity, we may be faced with different market conditions, and our assessment of our investment could change.

In December 2009, Fairfield Residential LLC, a real estate operating company, (“Fairfield Residential”) and certain of its affiliates filed for voluntary bankruptcy.  Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey’s Crossing and 55 Hundred were not part of the bankruptcy filing (the “Fairfield Projects”).  The Bailey’s Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey’s Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential’s bankruptcy and were not affected by the bankruptcy filing.

Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential’s bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement.  As a result, The Cameron senior construction lender sent a default notice to The Cameron Property Entity.  These events in turn gave rise to an event of default under the BHMP CO-JV note receivable. To preserve its rights, the BHMP CO-JV also served a default notice to The Cameron Property Entity related to its $19.3 million mezzanine loan. Through June 2010, the senior construction lender has continued to fund construction draws and has not exercised any of its default remedies.  If the senior construction lender did exercise its default remedies, we expect to have an opportunity to (a) cure the default, (b) purchase the senior construction loan or (c) otherwise negotiate a solution acceptable to the senior construction lender.  However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and the Cameron BHMP CO-JV.  Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV.  In addition, the senior construction lender’s exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as a joint venture, or if the BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for us to recover all of our investment in the development project.

As of June 30, 2010, management’s assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan.  The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of June 30, 2010, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

Cash Flow Analysis

Cash and cash equivalents increased for the six months ended June 30, 2010 by approximately $9.0 million as compared to an increase in cash and cash equivalents for the six months ended June 30, 2009 of approximately $126.2 million.  During 2010, the Company invested $284.9 million in multifamily acquisitions and investments in unconsolidated real estate joint ventures, essentially employing most of the proceeds from sales of common stock. In 2009, the Company invested $10.2 million in investments in unconsolidated real estate joint ventures with no wholly owned acquisitions while raising $164.8 million in proceeds from sales of common stock. We expect that acquisition expenditures and proceeds from our Initial Public Offering will continue to be significant factors in our overall cash flow.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

As of June 30, 2010, we had made investments in 28 multifamily communities, 10 in various stages of lease up or development and 18 in operating multifamily communities. During the past 12 months, we made six wholly owned multifamily acquisitions, where cash flows are reported on a consolidated basis rather than as equity investments. In addition, our proceeds from our Initial Public Offering have increased in 2010 as compared to 2009.  As a result, our cash flows for the six months ended June 30, 2010 reflect significant differences from the cash flows for the six months ended June 30, 2009.

Cash flows used in operating activities for the six months ended June 30, 2010 were $0.1 million as compared cash flows provided by operating activities of $1.7 million for the same period in 2009. A substantial portion of our GAAP net loss is due to non-cash charges, primarily related to depreciation and amortization, including amounts recognized from our investments in unconsolidated real estate joint ventures. We expect that that these non-cash charges will continue to be significant adjustments to net cash provided by operating activities. During 2010, these adjustments for equity losses in unconsolidated joint ventures, depreciation and amortization totaled $13.3 million compared to $2.2 million deduction in the comparable prior period in 2009. Also during 2010, we recognized approximately $6.1 million of acquisition expenses, approximately $5.5 million related to wholly owned acquisitions and approximately $0.6 million related to acquisitions included within our investments in unconsolidated real estate joint ventures. For the comparable period in 2009, there was approximately $0.1 million of acquisition expenses related to acquisitions included within our investments in unconsolidated real estate joint ventures and prior to 2009, acquisition expenses were capitalized and not included in cash flows from operating activities.  Distributions received from our investments in unconsolidated real estate joint ventures were $3.0 million for the six months ended June 30, 2010, compared to $2.8 million for the comparable period in 2009. The increase was primarily due to additional investments and improved operations for certain of the BHMP CO-JVs, offset by decreases in the amounts of interest income earned by the applicable BHMP CO-JVs, primarily as a result of the conversion of loan receivables at The Eclipse, 55 Hundred and Bailey’s Crossing BHMP CO-JVs. Cash flow from operating activities for the six months ended June 30, 2010 also benefited from increases in payables, primarily related to our wholly owned multifamily communities. We did not own any wholly owned multifamily communities for the comparable period in 2009.

Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 were $258.5 million and $10.1 million, respectively.  For the six months ended June 30, 2010, we acquired three wholly owned multifamily communities and invested in five new BHMP CO-JVs.  In connection with one of our wholly owned acquisitions, we assumed debt financing.  For the six months ended June 30, 2009, our primary investments in unconsolidated real estate joint ventures related to fulfilling our loan and equity fundings of our 11 BHMP CO-JV investments as well as funding for our wholly owned note receivable.  As our Initial Public Offering continues in 2010, we would expect our new acquisitions to increase.  Providing a source of investing cash flow for the six months ended June 30, 2010 were BHMP CO-JV distributions related to financings for the Calypso Apartments and Lofts and 4550

Cherry Creek BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures of $28.3 million.  These investments were initially funded entirely with cash, and during 2010, financing was obtained for the communities. During the comparable period in 2009, returns of investments in unconsolidated real estate joint ventures primarily related to reimbursements of excess capital contributions and non-operating cash flows.

Cash flows provided by financing activities for the six months ended June 30, 2010 and 2009 were $267.6 million and $134.5 million, respectively.  For the six months ended June 30, 2010, net proceeds from our Initial Public Offering were approximately $256.9 million, compared to $140.1 million for the comparable period in 2009.  Additionally, financing activities increased due to obtaining new financing for one of our wholly owned multifamily communities from our credit facility as well as for another one of our wholly owned multifamily communities through a mortgage loan. The acquisition of these communities was initially funded entirely with cash and then financed, resulting in net proceeds of approximately $25.8 million.  For the six months ended June 30, 2010, distributions increased due to higher distribution rates and increased common stock outstanding from our Initial Public Offering as compared to the six months ended June 30, 2009.  Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% (based on a $10 share price) in March 2009, resulting in increased distributions.

Our board of directors has declared an annual distribution rate of 7.0% for the period through August 31, 2010, and an annualized distribution rate of 6.0% for the period from September 1, 2010 to September 30, 2010. The annual distribution rate, in each case, is based upon a $10 share price. We expect our total distributions declared to continue to rise, even with the lower distribution rate, because of the growing number of shares outstanding as we make continued sales under our Initial Public Offering; though the lower distribution rate will allow a higher proportion of our distribution to be funded from earnings or cash flow from operating activities than would be the case with the prior distribution rate. We expect to fund increased distributions from earnings and cash flow on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our total operating expenses (as defined in our charter) on a trailing twelve-month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended June 30, 2010, our TOE did not exceed 2% of our AIA (which was greater than 25% of our NI).  To the extent that our TOE does not exceed the greater of 2% of AIA or 25% of NI, we anticipate not making similar disclosure in future reporting periods.

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

In June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) for the month of September 2010.  Although there continues to be strong fundamentals in our targeted multifamily investments, the board took this action in light of compression in capitalization rates due mainly from increased demand from multifamily investors.  As noted above, the lower distribution rate will allow a higher proportion of our distribution to be funded from earning or cash flow from operating activities than would be the case with the prior distribution rate.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering and our credit facility. As of June 30, 2010, our cash and cash equivalents balance was $86.5 million, compared to $77.5 million as of December 31, 2009. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering.  As of June 30, 2010, we sold approximately 73.4 million shares (including DRIP) of our common stock with gross proceeds of approximately $730.8 million.  Although there can be no assurance, we expect our sales of shares of common stock in our Initial Public Offering to increase in 2010 as compared to 2009. For the three and six months ended June 30, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $155.7 million and $300.4 million, respectively.  For the three and six months ended June 30, 2009, we received gross proceeds of approximately $113.0 million and $167.0 million, respectively.  We also expect our operating cash flows to increase from a full year of operations from our 2009 acquisitions and as additional investments are added to our portfolio.

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

On March 26, 2010, we closed on a $150 million credit facility. We intend to use the facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the fundings. When we have excess cash, we have the option to pay down the facility. As of June 30, 2010, we have drawn $10 million with a peak utilization of $30 million under the credit facility. Based on the value of the collateral currently pledged under the facility, we may draw approximately $32.9 million more as of June 30, 2010; however, future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. Also, we intend to increase the borrowing capacity by adding future wholly owned acquisitions to the facility’s collateral pool.

Long-Term Liquidity, Acquisition and Property Financing

Our primary funding source for investments is the proceeds we receive from our Initial Public Offering. In the offering, we may sell up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above.  On June 29, 2010, our board of directors approved an extension of our initial public offering until no later than September 2, 2011. Under rules promulgated by the SEC, we could extend our offering until February 29, 2012. Our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP.

We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through June 30, 2010, we and the BHMP Co-Investment Partner have contributed approximately $270.5 million and $361.0 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of June 30, 2010, approximately $29.5 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of June 30, 2010, if the remaining BHMP Co-Investment Partner funding commitment is drawn on, our share would be approximately $19.8 million to BHMP CO-JVs. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering. There is no assurance that we will be able to raise sufficient capital to meet these requirements, and consequently, all or portions of the BHMP Co-Investment Partner commitment may not be available to us.  See the following section below entitled “Off-Balance Sheet Arrangements and Contractual Obligations” for further discussion of our contractual contingencies.

We and our BHMP CO-Investment Partner have made seven equity investments in Property Entities that include other third party partners. These Property Entities have property debt and/or other joint venture obligations, including guarantees by affiliates of the third party partners. Except for Fairfield Residential as related to the Fairfield Properties as described above, we believe these parties have the resources to meet their share of these obligations. However, in the event that these parties are unable to meet their share of joint venture obligations, there could be adverse consequences to the operations of the respective multifamily community and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant but we believe would be funded from the sources described under this heading.

For each equity investment, we will also evaluate the use of new or existing property debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our parent company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third-party partners.  Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.  If property debt is used on wholly owned properties, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been used as construction financing for six Property Entities and for six operating communities.  Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital.  Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We will generally seek non-recourse financing, particularly for stabilized communities.  As of June 30, 2010, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of June 30, 2010, the total carrying amount of debt, including our approximate share is summarized as follows (amounts in millions):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share
Company Level:
Permanent mortgages – fixed interest rates	$93.7	4.78%	2013 to 2017	$93.7
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0

BHMP CO-JV Level:
Permanent mortgages – fixed interest rates	184.9	4.99%	2011 to 2016	105.1

Property Entity Level:
Construction loans – variable interest rates	296.1	Monthly LIBOR + 2.28%	2010 to 2013	99.0
Permanent mortgages – fixed interest rates	23.0	6.46%	2013	11.8
Total	$607.7			$319.6

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

•                              Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2010, we believe the respective borrowers were in compliance with these covenants.

Contractual principal payments for each of the five years from June 30, 2010 are as follows (in millions):

	Parent Company Level	BHMP CO-JV Level	Property Entity Level
July – December 2010	$0.3	$0.6	$69.4
2011	$0.6	$25.3	$125.4
2012	$0.6	$1.7	$49.4
2013	$25.1	$56.7	$74.9
2014	$—	$0.4	$—
2015 and thereafter	$67.1	$100.2	$—

We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. As a part of the BHMP CO-JV governing agreements, the BHMP CO-JV’s will not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate.  In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial which may require additional contributions from us or the BHMP CO-JVs.  We expect to use proceeds from our Initial Public Offering to fund any such capital contributions.

In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of June 30, 2010, the weighted average interest rate on our wholly owned communities fixed interest financings was 4.78%.  During the six months ended June 30, 2010, we assumed or closed on $42.5 million of financing collateralized by our real estate investment in Acacia on Santa Rosa Creek and Mariposa Loft Apartments.  The mortgage loans payable have a term of three and seven years with principal and interest or interest-only payments at a weighted average fixed interest rate of 4.85%.  As of June 30, 2010, the weighted average interest rate on BHMP CO-JV fixed interest financings was 4.88%.  During the six months ended June 30, 2010, three BHMP CO-JVs assumed or closed mortgage financings of $75.4 million. These mortgage loan payables have an initial term of five to six years with a weighted average fixed interest rate of 4.37%.  Subsequent to June 30, 2010, we have entered into  three new BHMP CO-JV fixed interest financings of $69.8 million with a weighted average fixed interest rate of 4.42%.

We also evaluate existing financing terms in light of current market terms.  If more favorable terms can be obtained, considering prepayment costs and availability and costs of refinancing, we may also prepay existing debt.  In July 2010, the Halstead BHMP CO-JV gave notice to the mortgage lender of its intent to payoff its mortgage loan in full payable at a par price of $24 million without penalty.  The mortgage loan payable carried a face rate of 6.17%, which we believe can be financed at lower effective interest rates.  Our share of the pay off, approximately $13.2 million will be funded from existing cash balances and short-term liquidity sources until refinanced.  If other opportunities become available, we expect to use proceeds from our Initial Public Offering and other sources described in this section to fund any such refinancing.

As of June 30, 2010, we currently have one wholly owned community with a purchase price of approximately $88.0 million that is not encumbered by any secured debt. We currently intend to include this asset in the collateral pool for the credit facility, increasing our borrowing capacity to a total of approximately $55 million.  In addition, seven BHMP CO-JVs have wholly owned communities with total carrying values of approximately $301.8 million that are not encumbered by any secured debt.  We currently intend to obtain secured financing for each of these multifamily communities.  Subsequent to June 30, 2010, financings were closed on three of these multifamily communities for $69.8 million.  Our share of the proceeds was approximately $38.4 million. Additionally, we may use our credit facility to provide bridge or long-term financing for wholly owned acquisitions.  Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facility. However, the credit facility may be used on a longer term basis, similar to permanent financing.

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.

For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will also evaluate requirements for capital expenditures.  Of the 28 multifamily communities in which we have invested as of June 30, 2010, four are BHMP CO-JV construction projects in Property Entities still requiring construction expenditures which are anticipated to be funded from existing construction financing. We also have invested through BHMP CO-JVs in two multifamily communities in lease up that are not encumbered with debt.  We expect to place permanent mortgage financing on these multifamily communities after stabilization.  Until then, we and our BHMP Co-Investment Partner will be required to fund certain construction costs.  Our share of contractual costs is currently estimated to be $0.6 million and could increase in the range of $1 to 3 million.  Also related to our recent investment in the 4550 Cherry Creek BHMP CO-JV, we expect to make deferred maintenance expenditures of $1 to 2 million.  We substantially funded our share of these expenditures at the inception of the BHMP CO-JVs.  For the remaining multifamily communities, due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JV or the Property Entities’ cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. As of June 30, 2010, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

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

The cash distributions paid for the six months ended June 30, 2010 and 2009 were approximately $11.2 million and $4.4 million, respectively.  Distributions funded through the issuance of shares under our DRIP for the six months ended June 30, 2010 and 2009 were approximately $12.1 million and $2.2 million, respectively.  For the six months ended June 30, 2010 and 2009, cash flow from operating activities was ($0.1) million and $1.7 million, respectively. For the six months ended June 30, 2010 and 2009, cash amounts distributed to stockholders exceeded cash flow from operating activities by $11.3 million and $2.7 million, respectively. Such differences were funded from proceeds from our Initial Public Offering.

The following tables show the distributions paid and declared for the six months ended June 30, 2010 and 2009 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid
2010	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Second Quarter	$6.2	$6.9	$13.1	$0.4	$13.9	$0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173
Total	$11.2	$12.1	$23.3	$(0.1)	$25.0	$0.348

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Second Quarter	$2.5	$1.6	$4.1	$1.1	$4.6	$0.175
First Quarter	1.9	0.6	2.5	0.6	2.9	0.165
Total	$4.4	$2.2	$6.6	$1.7	$7.5	$0.340

The amount by which our distributions paid exceeded cash flow from operating activities for the six months ended June 30, 2010 increased from the six months ended June 30, 2009, due to (a) increased acquisition activity coupled with acquisition expenses included in cash flow from operating activities, (b) a higher distribution rate, (c) increased investments in multifamily communities in lease up and (d) increased proceeds raised from our Initial Public Offering (which resulted in additional shares on which distributions are paid).  Acquisition expenses included in cash flow from operating activities for six months ended June 30, 2010 and 2009 were approximately $3.1 million and $0.1 million, respectively. Acquisition expenses are funded from the proceeds from our Initial Public Offering.  See the section above entitled “Results of Operations” for our discussion of operating results and trends related to multifamily communities in lease up.

Over the long term, as we raise capital and invest in income producing multifamily communities, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned multifamily communities prior to deductions for acquisition expenses. In addition to these projected results from increased investments, in June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) for the period from September 1, 2010 to September 30, 2010 and amended our advisory management agreement  effective July 1, 2010, reducing the current asset management fee rate (with the potential for increases in the fee depending on achieving certain MFFO per share thresholds). Each of these changes will increase the proportion of our distributions to be paid from cash flows from operating activities in the future than would otherwise be the case without these changes.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures.  As of June 30, 2010, we have 22 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting.  None of these investments are variable interest entities and are reported on the equity basis of accounting because we do not have a controlling interest in the entity.  See the “Critical Accounting Policies and Estimates” section below for additional discussions of our consolidation polices and critical assumptions.

As of June 30, 2010, the consolidated subsidiaries of BHMP CO-JVs are subject to senior mortgage loans as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level borrowings, all of which are mortgage loans (amounts in millions):

BHMP CO-JV Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Halstead	$24.0	Interest-only	6.17% - Fixed	September 2011(1)
Waterford Place	59.5	Interest & principal	4.83% - Fixed	May 2013 (1) (2)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015 (1)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015 (1)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015 (1)
Burroughs’s Mill Apartment Homes	26.0	Interest-only (3)	5.29% - Fixed	October 2016 (1)
Total	$184.9

As of June 30, 2010, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to construction and mortgage loans as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level borrowings (amounts in millions):

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey’s Crossing	$67.2	Interest-only	Monthly LIBOR + 275 bps	November 2011 (2) (3) (4)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013 (1)
55 Hundred	52.7	Interest-only	Monthly LIBOR + 300 bps	November 2013 (2) (3) (4)
Total	$142.9

(1)                     These loans may generally not be prepaid without the consent of the lender and/or payment of a prepayment penalty.

(2)                     These loans may be eligible for extension periods of up to two years, subject to certain conditions that may include certain fees and the commencement of monthly principal payments.

(3)                     These loans may generally be prepaid in full or in part without penalty.

(4)                     Construction loan.

A total of $47.0 million of the borrowings require maintenance of certain operating performance levels.  As of June 30, 2010, we believe all the BHMP CO-JVs were in compliance with all such requirements.

As of June 30, 2010, six of the BHMP CO-JVs had mezzanine or mortgage loan investments outstanding in Property Entities.  These Property Entities and their affiliates have provided the BHMP CO-JVs with collateral interests in the underlying properties, development projects, improvements, their interests in the Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Property Entities have also obtained additional financing that is senior to the BHMP CO-JV mezzanine or mortgage loan investments, including for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We and/or Co-Investment Ventures (all of which were BHMP CO-JVs as of June 30, 2010) contract with unaffiliated multifamily development companies and provide equity and/or loans for a particular project (our “Project Commitments”).  We generally fund an initial amount under our Project Commitments at contract inception and fund additional amounts as construction progresses, typically spanning one to three years.  The BHMP CO-JVs may require additional capital from us and the BHMP Co-Investment Partner in order to fund the remaining commitments. Our share of the unfunded commitments is approximately $19.8 million.

We have contractual obligations related to our mortgage loan payable and credit facility.  The following table summarizes our primary contractual obligations as of June 30, 2010 (amounts in millions):

	Total	July – December 2010	2011	2012	2013	2014	Thereafter
Mortgage loan
Principal payments	$93.7	$0.3	$0.6	$0.6	$25.1	$—	$67.1
Interest expense	24.4	2.2	4.5	4.4	3.6	3.2	6.5
	118.1	2.5	5.1	5.0	28.7	3.2	73.6
Credit Facility (1)
Principal payments	10.0	—	—	—	—	—	10.0
Interest expense and fees	18.2	1.3	2.7	2.7	2.7	2.7	6.1
	28.2	1.3	2.7	2.7	2.7	2.7	16.1
Total	$146.3	$3.8	$7.8	$7.7	$31.4	$5.9	$89.7

(1)  The principal amounts provided for our credit facility are based on amounts outstanding as of June 30, 2010, which are currently not due until final maturity of the credit facility.  If we are able to include additional collateral, we expect to increase the contractual principal obligations in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of June 30, 2010 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2010, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of June 30, 2010 is approximately $11.8 million.  Our approximate share is $6.5 million.

The Cameron BHMP CO-JV may become obligated to purchase a limited partnership interest in The Cameron BHMP CO-JV at a price set through an appraisal process. The obligation is for a three-year period after completion of the development.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partner’s invested capital as of June 30, 2010 is approximately $10.3 million.  Our share would be approximately $5.7 million.

During 2010, the Grand Reserve BHMP CO-JV exercised its right to cancel a contingent sell option held by another investor in the Property Entity.

See the section above entitled “Long-Term Liquidity, Acquisitions and Property Financing” for a description of purchase and sales agreements that were executed subsequent to June 30, 2010 that have not closed.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections from deferred lease revenues. As of June 30, 2010 and December 31, 2009, we have approximately $0.8 million and $1.3 million, respectively, of carrying value for deferred lease revenues and other related liabilities. For the three and six months ended June 30, 2010, we have recognized approximately $0.2 million and $0.5 million, respectively, of deferred revenue amortization related to our The Gallery at NoHo Commons affordable housing obligations.

Our board of directors has authorized a share redemption program. During the three months ended June 30, 2010, our board of directors approved redemptions for 461,419 shares of common stock for approximately $4.0 million. During the six months ended June 30, 2010, our board of directors approved redemptions for 558,235 shares of common stock for approximately $4.8 million. We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and/or our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) which excludes from FFO acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                                          Acquisition expense. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisition costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those incurred with our Advisor or third parties.

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

FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions; both should be reviewed in connection with other GAAP measurements.  MFFO may also exclude impairment charges and unrealized gains and losses related to fair value adjustments for derivatives not qualifying for hedge accounting. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

Our total MFFO increased by $1.9 million and $3.5 million for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods in 2009.  These increases are due to our acquisitions of six wholly owned communities and 10 investments in BHMP CO-JVs that own stabilized communities, and improved occupancy and operating performances in lease up properties, primarily Forty55 Lofts, The Eclipse, Satori and The Venue.

For the three and six months ended June 30, 2010, MFFO per share was impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended June 30, 2010, we issued 15.7 million shares of our common stock, increasing our outstanding shares by 22%.  For the six months ended June 30, 2010, we issued 30.2 million shares of our common stock, increasing our outstanding shares by 53%.  A portion of the proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher-earning multifamily community investments consistent with our investment policies.

Our MFFO was also impacted by our real estate investments in development and lease ups. Until these investments reach stabilization, property operating costs and interest expense in excess of rental revenue will adversely impact MFFO per share. We believe our investment basis in these multifamily communities is favorable.  For example, our BHMP CO-JVs’ investments in Forty55 Lofts, San Sebastian and Cyan/PDX, high quality projects acquired at below-replacement value, require a lease-up period to achieve stabilization.  When stabilized, these assets will be well positioned for long-term returns. We believe these investments and our other development investments will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings. See the “Results of Operations” section above for a quantification of the results of our lease ups and development investments.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(8.8)	$0.4	$(17.8)	$0.5
Real estate depreciation and amortization	8.5	0.4	16.5	0.7
FFO	(0.3)	0.8	(1.3)	1.2

Acquisition expenses	3.1	0.1	6.1	0.1
MFFO	$2.8	$0.9	$4.8	$1.3

GAAP weighted average common shares	79.7	26.3	72.0	21.9
MFFO per share	$0.04	$0.03	$0.07	$0.06

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), accounting for notes receivable, the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

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

There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, our Advisor will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting rights of partners in relation to their economic participation in benefits or obligation to absorb losses.  As partnership agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

We assess notes receivable for impairment. Based on specific circumstances we determine the probability that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts including factors such as the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition; and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s (all of which have been made through BHMP CO-JVs) investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

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

Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2010, all of our Co-Investment Ventures are BHMP CO-JVs.  We are the manager of each BHMP CO-JV’s affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner.  In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000.  As a result of the equal substantive participating rights possessed by each partner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the authoritative guidance on the consolidation of variable interest entities.  This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity.  This guidance was applicable to us beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

As of June 30, 2010, we had approximately $93.7 million of outstanding debt on our wholly owned communities at a weighted average, fixed interest rate of approximately 4.78%. Our BHMP CO-JVs with wholly owned communities and our BHMP CO-JVs with equity in Property Entities had borrowed aggregate senior debt of approximately $184.9 million and $319.1 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us).  Of this amount, approximately $207.9 million was at fixed interest rates with a weighted average of approximately 5.06% and $296.1 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.3%.

As of June 30, 2010, we have only one wholly owned note receivable with a carrying value of approximately $2.5 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $83.2 million, all of which were at fixed rates, with a weighted average interest rate of approximately 10.6%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2010, we did not have any loans receivable or real estate securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our wholly owned multifamily communities, which as of June 30, 2010 related only to our credit facility, and our wholly owned cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2010 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Credit facility interest expense	$(0.2)	$(0.1)	$(0.1)
Cash investments	1.3	0.9	0.4
Total	$1.1	$0.8	$0.3

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2010.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Item 1A set forth in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering a public offering (our “Initial Public Offering”) of up to 250,000,000 shares of common stock, was declared effective under the Securities Act of 1933. Our Initial Public Offering commenced on September 5, 2008 and is ongoing.  On June 29, 2010, our board of directors approved an extension of our offering of 250,000,000 shares of our common stock pursuant to our initial public offering until no later than September 2, 2011.  Under rules promulgated by the SEC, we could extend our offering until February 29, 2012. Our board of directors has the discretion to extend the offering period for the shares offered under the DRIP up to the sixth anniversary of the termination of the primary offering.  We may reallocate the shares of common stock being offered between the primary offering and the distribution reinvestment plan.

We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Initial Public Offering.  As of June 30, 2010, we had sold approximately 73.4 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $730.8 million.

From the commencement of the Initial Public Offering through June 30, 2010, we incurred expenses of approximately $87.0 million in connection with the issuance and distribution of the registered securities pursuant to the offering all of which was paid to our advisor.

From the commencement of the Initial Public Offering through June 30, 2010, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were approximately $643.9 million.  From the commencement of the Initial Public Offering through June 30, 2010, we had used approximately $550.5 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $14.4 million was paid to our advisor, Behringer Harvard Multifamily Advisors I, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders.  The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively referred to herein as “Exceptional Redemptions”) and all other redemptions (referred to herein as “Ordinary Redemptions”).  The purchase price for shares redeemed under the redemption program is set forth below.

In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

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

During the three months ended June 30, 2010, our board of directors approved the redemption of shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	—	—	—
June (1)	461,419	8.61	461,419		(2)
	461,419	$8.61	461,419

(1)         The June 2010 redemptions were paid in July 2010.

(2)         A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information.

Item 6.      Exhibits.

Ex.	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2010
4.1

Subscription Agreement, incorporated by reference to Exhibit A to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on August 10, 2010, Commission File No. 333-148414

4.2

Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit B to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on August 10, 2010, Commission File No. 333-148414

4.3

Amended and Restated Automatic Purchase Plan, incorporated by reference to Exhibit C to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on August 10, 2010, Commission File No. 333-148414

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on November 13, 2009
4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414

10.1

Fourth Amended and Restated Advisory Management Agreement, dated June 14, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414

10.2

Contract for Purchase and Sale by and between Fitzhugh Apartments Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 19, 2010, incorporated by reference to Exhibit 10.46 to the Company’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414

10.3

Contract for Purchase and Sale by and between Mississippi Ave Apartments LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 19, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414

10.4

Real Estate Sale Agreement by and between Stark Burnham Pointe LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated June 18, 2010, incorporated by reference to Exhibit 10.48 to the Company’s Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith.

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 13, 2010	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)