Form 10-Q
period 2010-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2010-11-15
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the Registrant had 97,447,335 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended September 30, 2010

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Real estate:
Land	$88,940	$39,100
Buildings and improvements	364,663	121,363
	453,603	160,463
Less accumulated depreciation	(9,323)	(1,484)
Total real estate, net	444,280	158,979

Investments in unconsolidated real estate joint ventures	326,595	279,859
Cash and cash equivalents	64,086	77,540
Deferred financing costs, net	3,758	834
Receivables from affiliates	292	258
Intangibles, net	20,248	1,205
Other assets, net	9,796	7,047
Total assets	$869,055	$525,722

Liabilities and stockholders’ equity

Liabilities
Mortgage loans payable	$93,508	$51,300
Credit facility payable	20,000	—
Payables to affiliates	320	2,278
Distributions payable	4,636	3,248
Accrued offering costs payable to affiliates	2,654	1,411
Deferred lease revenues and other related liabilities, net	16,153	15,197
Tenant security deposits and prepaid rent	781	405
Accounts payable and other liabilities	12,136	866
Total liabilities	150,188	74,705

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 125,000,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 94,811,198 and 57,098,265 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10	5
Additional paid-in capital	823,256	486,880
Cumulative distributions and net loss	(104,399)	(35,868)
Total stockholders’ equity	718,867	451,017
Total liabilities and stockholders’ equity	$869,055	$525,722

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Rental revenues	$9,389	$538	$21,152	$538

Expenses
Property operating expenses	2,828	139	6,045	139
Real estate taxes	1,500	67	2,819	67
Asset management and other fees	1,020	492	3,736	1,037
General and administrative expenses	1,144	889	3,304	2,263
Acquisition expenses	3,203	2,791	8,734	2,791
Interest expense	1,748	—	3,819	—
Depreciation and amortization	6,534	351	13,881	374
Total expenses	17,977	4,729	42,338	6,671

Interest income	285	409	1,026	684
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(2,074)	(79)	(8,038)	2,135
Net loss	$(10,377)	$(3,861)	$(28,198)	$(3,314)

Weighted average number of common shares outstanding	91,300	36,678	78,512	26,867

Basic and diluted loss per share	$(0.11)	$(0.11)	$(0.36)	$(0.12)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions	Stockholders’
	of Shares	Value	of Shares	Value	Capital	and Net Loss	Equity
Balance at January 1, 2009	1	$—	15,348	$1	$117,268	$(4,875)	$112,394

Net loss	—	—	—	—	—	(8,305)	(8,305)
Sales of common stock, net	—	—	41,129	4	363,332	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	(2,512)
Distributions declared on common stock	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	925	—	8,792	—	8,792

Balance at December 31, 2009	1	—	57,098	5	486,880	(35,868)	451,017

Net loss	—	—	—	—	—	(28,198)	(28,198)
Sales of common stock, net	—	—	36,773	5	326,405	—	326,410
Redemptions of common stock	—	—	(1,216)	—	(10,515)	—	(10,515)
Distributions declared on common stock	—	—	—	—	—	(40,333)	(40,333)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	2,156	—	20,486	—	20,486
Balance at September 30, 2010	1	$—	94,811	$10	$823,256	$(104,399)	$718,867

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(28,198)	$(3,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) loss of investments in unconsolidated real estate joint ventures	8,038	(2,135)
Distributions received from investments in unconsolidated real estate joint ventures	5,426	4,474
Depreciation	7,838	220
Amortization of intangibles	4,669	77
Amortization of deferred financing costs	1,374	78
Amortization of deferred lease revenues and other related liabilities	(1,032)	28
Changes in operating assets and liabilities:
Deferred lease revenues and other related liabilities	1,988	—
Accounts payable and other liabilities	1,725	1,053
Other assets	(275)	(338)
Accounts receivable	(189)	—
Payables to affiliates	—	204
Accrued interest on note receivable	(166)	(146)
Cash provided by operating activities	1,198	201

Cash flows from investing activities
Acquisition of and additions to real estate	(288,516)	(123,095)
Investments in unconsolidated real estate joint ventures	(140,033)	(57,322)
Issuances of note receivable	—	(2,183)
Escrow deposits	(1,712)	—
Return of investments in unconsolidated real estate joint ventures	78,886	3,449
Other	47	(166)
Cash used in investing activities	(351,328)	(179,317)

Cash flows from financing activities
Proceeds from sales of common stock	366,490	263,421
Proceeds from financings, net:
Mortgage proceeds	15,820	—
Mortgage principal payments	(387)	—
Mortgage financing costs	(370)	—
Proceeds from credit facility, net:
Credit facility proceeds	87,000	—
Credit facility payments	(67,000)	—
Credit facility financing costs	(2,640)	—
Offering costs paid	(38,955)	(35,795)
Distributions on common stock paid in cash	(18,470)	(7,583)
Redemptions of common stock	(4,812)	(1,184)
Cash provided by financing activities	336,676	218,859

Net change in cash and cash equivalents	(13,454)	39,743
Cash and cash equivalents at beginning of period	77,540	23,771
Cash and cash equivalents at end of period	$64,086	$63,514

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2010, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style properties, and may also include student housing and age-restricted properties, typically requiring residents to be age 55 or older.  Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007 and, as of September 30, 2010, we have made wholly owned or joint venture investments in 30 multifamily communities of which 21 are stabilized operating properties and nine are in various stages of lease up.  We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).

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

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of September 30, 2010, we have sold a total of approximately 82.1 million shares of common stock and raised a total of approximately $817.4 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $721.8 million.  On June 29, 2010, our board of directors approved an extension of the Initial Public Offering until no later than September 2, 2011.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2010 and consolidated statements of operations and cash flows for the periods ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2010 and our consolidated results of operations and cash flows for the periods ended September 30, 2010 and 2009. Such adjustments are of a normal recurring nature.

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

There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon factors such as the type of financing, status of operations and entity structure and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a large percentage, our Advisor will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers.  The evaluation will also consider the relation of these parties’ rights to their economic participation in benefits or obligation to absorb losses.  As partnership and other governance agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

For VIEs and other investments, we must evaluate whether we have control of an entity. Such evaluation involves judgments in determining if provisions in governing agreements provide control of activities that will impact the entity.  Such review includes an evaluation as to whether the governing provisions are protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple terms as to their economic effect to the operations of the entity, how relevant the terms are to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

Real Estate and Other Related Intangibles

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree are less than the fair value of the identifiable net assets acquired.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (1) the remaining non-cancelable lease term for above-market leases, or (2) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to September 30, 2010.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or nine months ended September 30, 2010 or 2009.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Notes Receivable

We and our Co-Investment Ventures report notes receivable at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.  Included within other assets are notes receivable of $4.1 million and $4.0 million as of September 30, 2010 and December 31, 2009, respectively.

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

Notes receivables are assessed for impairment in accordance with applicable GAAP.  Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability of collecting all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

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

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most wholly owned properties, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our Advisor is obligated to reimburse us for all investment-related expenses the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets.  Acquisition costs and expenses include amounts incurred with our Advisor and with third parties.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2010 or December 31, 2009.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2010, we have no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of September 30, 2010, no options have been issued.  For the nine months ended September 30, 2010 and 2009, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of September 30, 2010 and December 31, 2009, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market capitalization rates and rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of September 30, 2010, we believe the carrying values of cash and cash equivalents, receivables and payables from affiliates and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of September 30, 2010, we estimate the fair value of our mortgage loans payable at $99.0 million, compared to its carrying value of $93.5 million.  As of September 30, 2009, we had no mortgage loans payable.  As of September 30, 2010 and December 31, 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

Reclassification

Certain financial information from the previous fiscal year has been revised to conform to the current year presentation. This revision to the historical presentation does not reflect a material change to the information presented in the Consolidated Balance Sheets.  As of December 31, 2009, in order to combine the immaterial amount, we combined note and other receivables of approximately $4.0 million into the “Other assets, net” caption.

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

5.             Real Estate Investments

We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures.  As of September 30, 2010, we had eight wholly owned real estate investments and 22 investments in unconsolidated real estate joint ventures. As of December 31, 2009, we had three wholly owned real estate investments and 17 investments in unconsolidated real estate joint ventures.  All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

The following tables present our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of September 30, 2010 and December 31, 2009.  The investments are categorized as of September 30, 2010 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment.  The definitions of each stage are as follows:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and all prior reporting periods.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2009.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.  As of September 30, 2010, there were no communities classified as developments.

Year of acquisition dates represent the year of our purchase of the multifamily community.  Initial investment dates represent the year of our initial investment in the multifamily community.  Completion dates, including estimated future completion dates, are based on the date the multifamily community is substantially complete or renovated and capable of generating all significant revenue sources.  Accordingly, the dates provided in the table below may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community.  Occupancy data is presented upon stabilization of the property and is as of September 30, 2010.

						Total Real Estate, net (in millions)
Investments in Real Estate	Location	Year of Acquisition	Year of Completion	Units	Occupancy Rate	September 30, 2010	December 31, 2009
Stabilized / Non-comparable:
The Gallery at NoHo Commons (1)	Los Angeles, CA	2009	2006	438	93%	$103.7	$106.0
Mariposa Loft Apartments	Atlanta, GA	2009	2004	253	97%	27.3	27.9
Grand Reserve Orange	Orange, CT	2009	2005	168	92%	24.5	25.1
Acacia on Santa Rosa Creek	Santa Rosa, CA	2010	2003	277	96%	37.0	—
The Lofts at Park Crest (1) (2)	McLean, VA	2010	2008	131	98%	48.5	—
Burnham Pointe (2)	Chicago, IL	2010	2008	298	85%	85.6	—
Uptown Post Oak	Houston, TX	2010	2008	392	92%	63.1	—
Lease ups:
Acappella	San Bruno, CA	2010	2010	163	N/A	54.6	—
				2,120		$444.3	$159.0

		Initial	Year of Completion or Estimated			Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Investments in Unconsolidated Real Estate Joint Ventures (3)	Location	Investment Date	Completion Date	Units	Occupancy Rate	September 30, 2010	December 31, 2009
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk (4)	Johns Creek, GA	2007	2006	210	97%	$3.6	$4.0
Stabilized / Non-comparable:
The Eclipse (5)	Houston, TX	2007	2009	330	91%	7.2	19.7
Halstead (5)	Houston, TX	2009	2004	301	90%	14.8	3.4
The Venue (5)	Clark County, NV	2008	2009	168	95%	14.9	4.5
Waterford Place (5)	Dublin, CA	2009	2003	390	95%	10.0	11.0
Burrough’s Mill Apartment Homes (5)	Cherry Hill, NJ	2009	2003	308	96%	7.3	8.1
Forty55 Lofts (5)	Marina del Rey, CA	2009	2010	140	94%	27.2	26.2
Calypso Apartments and Lofts (5)	Irvine, CA	2009	2008	177	93%	13.8	27.4
4550 Cherry Creek (5)	Denver, CO	2010	2004	288	92%	12.2	—
7166 at Belmar (5)	Lakewood, CO	2010	2008	308	95%	12.8	—
Briar Forest Lofts (5)	Houston, TX	2010	2008	352	90%	9.5	—
Fitzhugh Urban Flats (5)	Dallas, TX	2010	2009	452	94%	11.6	—
Tupelo Alley (2) (5)	Portland, OR	2010	2009	188	96%	10.9	—
Lease ups:
Bailey’s Crossing (4) (6)	Alexandria, VA	2007	2010	414	N/A	29.4	29.8
55 Hundred (2) (4) (6)	Arlington, VA	2007	2010	234	N/A	22.1	23.6
Cyan/PDX (2) (5)	Portland, OR	2009	2009	352	N/A	45.0	46.2
San Sebastian (5)	Laguna Woods, CA	2009	2010	134	N/A	19.9	19.9
Equity and Loan Investments
Stabilized / Non-comparable:
Satori (2) (4) (6)	Fort Lauderdale, FL	2007	2010	279		11.3	12.3
Lease ups:
Veritas (4) (6)	Henderson, NV	2007	1st Quarter 2011	430	N/A	14.4	14.9
Skye 2905 (2) (4) (6)	Denver, CO	2008	2010	400	N/A	12.3	12.9
Loan Investments
Lease ups:
Grand Reserve	Dallas, TX	2007	2010	149	N/A	5.4	5.1
The Cameron (2) (6)	Silver Spring, MD	2007	2010	325	N/A	11.0	10.9
				6,329		$326.6	$279.9
			Total Units	8,449

(1)

Purchase prices for The Gallery at NoHo Commons and The Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations. Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(2)

Includes retail space, where the total approximate square footage of retail space of gross leasable area (“GLA”) for all these investments totals approximately 127,500 square feet or approximately 6% of total rentable area. Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley, Burnham Pointe and Satori contain retail space with approximately 104,600 square feet of GLA, of which 73% was occupied as of September 30, 2010.

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

Investments in Real Estate

For the nine months ended September 30, 2010, we acquired in separate transactions five wholly owned multifamily communities, Acacia on Santa Rosa Creek, The Lofts at Park Crest, Burnham Pointe, Uptown Post Oak and Acappella totaling 1,261 units, for an aggregate purchase price of approximately $315.3 million, including the assumption of a mortgage loan payable of $26.7 million.

The following tables present certain additional information regarding our material acquisitions in The Lofts at Park Crest, acquired in March 2010, and Burnham Pointe, acquired in June 2010. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows (in millions):

	The Lofts at Park Crest	Burnham Pointe
Land	$—	$10.4
Buildings and improvements	49.6	76.0
Intangible assets:
In-place leases	2.7	1.6
Contractual rights	16.3	—
Total intangible assets	19.0	1.6

Contingent consideration liability	(0.4)	—
Total	$68.2	$88.0

•      Contractual rights include land and parking garage rights.

•      We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

The amounts recognized for revenues and net losses from the acquisition dates to September 30, 2010 related to the operations of The Lofts at Park Crest and Burnham Pointe are as follows (in millions).

	The Lofts at Park Crest	Burnham Pointe
Revenues	$3.5	$1.7
Acquisition expenses	$0.4	$1.0
Depreciation and amortization	$2.0	$1.6
Net loss	$—	$(1.8)

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

	Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$9.4	$2.6	$25.5	$5.1
Acquisition expenses	$3.2	$2.8	$4.2	$7.3
Depreciation and amortization	$6.5	$1.7	$16.0	$6.8
Net loss	$(10.4)	$(5.2)	$(23.7)	$(15.3)
Net loss per share	$(0.10)	$(0.10)	$(0.25)	$(0.37)

Depreciation expense associated with all of our wholly owned buildings and improvements for the three months ended September 30, 2010 and 2009 was approximately $3.7 million and $0.2 million, respectively.  Depreciation expense associated with all of our wholly owned buildings and improvements for the nine months ended September 30, 2010 and 2009 was approximately $7.8 million and $0.2 million, respectively.

Cost of intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and other contractual intangibles.  Included in other contractual intangibles as of September 30, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.  There were no indefinite-lived intangibles as of December 31, 2009. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

October – December 2010	$2.0
2011	$0.6
2012	$0.4
2013	$0.4
2014	$0.4

As of September 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

		Intangibles
As of September 30, 2010	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$364.7	$9.8	$16.3
Less: depreciation and amortization	(9.3)	(5.8)	(0.1)
Net	$355.4	$4.0	$16.2

		Intangibles
As of December 31, 2009	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$121.4	$2.4	$—
Less: depreciation and amortization	(1.5)	(1.2)	—
Net	$119.9	$1.2	$—

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

PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor.  As of September 30, 2010, approximately $45.5 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of the unfunded commitment may be increased.

Generally, the BHMP Co-Investment Partner will co-invest with a 45% equity interest, and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations.  Capital contributions and cash distributions are allocated pro rata in accordance with ownership interests.

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

As of September 30, 2010, six of our BHMP CO-JVs include equity investments in Property Entities.  Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these six Property Entities, three investments are reported on a consolidated basis by the BHMP CO-JV and the remaining three investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

During the nine months ended September 30, 2010, we invested in five newly formed BHMP CO-JVs, each holding a wholly owned multifamily community. The total acquisition price for these multifamily communities was $219.7 million.  Our total share of the capital contribution for these BHMP CO-JVs was $127.0 million.  Also during the nine months ended September 30, 2010, eight BHMP CO-JVs obtained mortgage financing secured by the respective multifamily community for an aggregate amount of $190.0 million.  Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner and our share was $107.9 million.

In August 2010, The Venue BHMP CO-JV indirectly acquired the remaining ownership interest in The Venue Property Entity for $0.4 million. Included as a part of the acquisition, The Venue BHMP CO-JV also extinguished The Venue Property Entity’s construction loan with a final principal payment of $17.9 million.  At the time of the payoff, the construction loan had a principal balance of $19.7 million.  The total funding by The Venue BHMP CO-JV was approximately $18.5 million. Our contribution to The Venue BHMP CO-JV was approximately $10.2 million. Effective with the transaction, The Venue Property Entity became wholly owned by The Venue BHMP CO-JV. Upon the acquisition of the controlling interest, The Venue BHMP CO-JV recognized a gain of $1.3 million for the difference between The Venue BHMP CO-JV’s investment carrying value and the fair value. Our share of the gain is included in equity in earnings (loss) of investments in unconsolidated real estate joint ventures and was approximately $0.7 million. At the closing of the acquisition, The Venue BHMP CO-JV effectively eliminated its note receivable to The Venue Property Entity.

The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment.  The amounts listed below include 100% of the Property Entities’ accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	September 30,	December 31,
Balance Sheet Data:	2010	2009
Land, buildings and improvements	$1,091.3	$656.0
Less: accumulated depreciation and amortization	(29.1)	(6.7)
Land, buildings and improvements, net	1,062.2	649.3

Construction in progress	25.7	210.2
Notes receivable, net	25.8	25.4
Cash and cash equivalents	38.7	6.2
Intangible assets, net of accumulated amortization of $11.3 million and $4.2 million as of September 30, 2010 as December 31, 2009, respectively	1.9	2.8
Other assets, including restricted cash	15.4	20.1
Total assets	$1,169.7	$914.0

BHMP CO-JV level mortgage loans payable	$275.2	$110.1
Property Entity level construction and mortgage loans payable	314.0	284.3
Accounts payable, interest payable and other liabilities	22.9	30.2
Total liabilities	612.1	424.6

Redeemable, noncontrolling interests	8.4	10.4

Our members’ equity	316.6	268.5
BHMP Co-Investment Partner’s equity	223.1	201.2
Nonredeemable, noncontrolling interests	9.5	9.3
Total equity	549.2	479.0
Total liabilities and equity	$1,169.7	$914.0

	For the three months ended September 30,		For the nine months ended September 30,
Operating Data:	2010	2009	2010	2009
Revenues
Rental revenues	$20.8	$3.5	$47.3	$5.9
Interest income	2.5	3.7	7.3	10.6
	23.3	7.2	54.6	16.5

Expenses
Property operating expenses	7.8	2.0	19.9	4.0
Real estate taxes	2.9	0.5	6.7	1.0
Interest expense	5.9	1.7	14.3	3.0
Acquisition expenses	—	1.3	1.0	1.5
Depreciation and amortization	12.7	1.8	31.7	3.2
	29.3	7.3	73.6	12.7

Gain on acquisition of controlling interest	1.3	—	1.3	—

Net income (loss)	(4.7)	(0.1)	(17.7)	3.8

Net loss attributable to noncontrolling interests	1.3	0.1	3.8	0.1
Net income (loss) attributable to consolidated BHMP CO-JVs	$(3.4)	$(0.2)	$(13.9)	$3.9

Our share of equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(2.1)	$(0.1)	$(8.0)	$2.1

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	September 30, 2010	December 31, 2009
Balance of our member’s equity in the BHMP CO-JVs	$316.6	$268.5
Other capitalized costs, net of amortization	10.0	11.4
Investments in unconsolidated real estate joint ventures	$326.6	$279.9

Included in the combined financial data are certain notes receivable from Property Entities to BHMP CO-JVs in various stages of lease up.  All note receivable advances have reached their required maximum funding amounts.  Generally for each of the notes receivable included in the combined financial data, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount		Fixed		Option Period
Name of Underlying Property	September 30, 2010	December 31, 2009	Interest Rate	Maturity Date	Commencement After Completion
Grand Reserve	$7.5	$7.5	10.0%	April 2012	N/A (a)
The Cameron	19.3	19.3	9.5%	December 2012	90 days
Total BHMP CO-JV Notes	26.8	26.8
Less: Deferred Financing Fees	(1.0)	(1.4)
Net BHMP CO-JV Notes	$25.8	$25.4

(a) Pursuant to the terms of the option agreement, the BHMP CO-JV exercised its right to terminate the option agreement on May 18, 2010.

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

	Carrying Amount		Fixed		Option Period
Name of Underlying Property	September 30, 2010	December 31, 2009	Interest Rate	Maturity Date	Commencement After Completion
Satori	$14.8	$14.8	10.0%	October 2012	90 days
Skye 2905	14.8	14.8	10.0%	April 2013	90 days
Veritas	21.0	21.0	13.0%	December 2013	90 days
The Venue (a)	—	5.8	(a)	(a)	(a)
Total BHMP CO-JV Notes Receivable Eliminated in Combination	$50.6	$56.4

(a) Effective in August 2010, the $5.8 million note receivable was converted into a controlling equity interest in the Property Entity.  The converted note receivable had a fixed interest rate of 10.0% and a maturity date of June 2013.

As of September 30, 2010 and December 31, 2009, BHMP CO-JVs are also subject to senior mortgage loans payable as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs.  The lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These mortgage loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions):

	Carrying Amount
BHMP CO-JV Level Mortgage Loans Payable	September 30, 2010	December 31, 2009	Interest Rate	Maturity Date
Waterford Place	$59.2	$60.1	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	—	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	—	4.21% - Fixed	March 2015
7166 at Belmar	22.8	—	4.11% - Fixed	June 2015
Burrough’s Mill Apartment Homes	26.0	26.0	5.29% - Fixed	October 2016
Fitzhugh Urban Flats	28.0	—	4.35% - Fixed	August 2017
The Eclipse	20.8	—	4.46% - Fixed	September 2017
Briar Forest Lofts	21.0	—	4.46% - Fixed	September 2017
Tupelo Alley	19.3	—	3.58% - Fixed	October 2017
Forty55 Lofts	25.5	—	3.90% - Fixed	October 2020
Halstead (a)	—	24.0	(a)	(a)
Total	$275.2	$110.1

(a) In September 2010, the Halstead BHMP CO-JV prepaid the outstanding loan balance of $24.0 million without penalty. Subsequent to September 30, 2010, the Halstead BHMP CO-JV closed on a new $15.7 million mortgage, with a fixed interest rate of 3.79% and a maturity date of September 2017.

As of September 30, 2010 and December 31, 2009, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs.  The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori, Skye 2905, and Veritas to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at September 30, 2010 was 0.26%):

	Carrying Amount
Property Entity Level Construction and Mortgage Loans Payable	September 30, 2010	December 31, 2009	Interest Rate	Maturity Date
Satori (a)	$71.9	$69.4	Monthly LIBOR + 140 bps	October 2010 (b)
Skye 2905 (a)	63.8	42.2	Monthly LIBOR + 195 bps	May 2011
Bailey’s Crossing (a)	69.8	61.1	Monthly LIBOR + 275 bps	November 2011
The Venue (c)	—	19.2	(c)	(c)
Veritas (a)	32.8	16.7	Monthly LIBOR + 275 bps	December 2012
The Reserve at Johns Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred (a)	52.7	52.7	Monthly LIBOR + 300 bps	November 2013
Total	$314.0	$284.3

(a)   Each of these Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred.  The aggregate total commitment, if fully funded, is $310.4 million.  Each construction loan has provisions allowing for prepayment at par and extensions, generally two, one-year options if certain operational performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

(b)   Subsequent to September 30, 2010, the construction loan maturity date was extended to October 2011.

(c)   In connection with the BHMP CO-JV’s acquisition of the remaining ownership interests from an unaffiliated third party, the construction loan with a principal balance of $19.7 million was paid of in full with a final payment of $17.9 million.

As of September 30, 2010, approximately $936.1 million of the net carrying value of land, buildings and improvements and construction in progress collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

In December 2009, Fairfield Residential LLC, a real estate operating company, (“Fairfield Residential”) and certain of its affiliates filed for voluntary bankruptcy.  Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey’s Crossing and 55 Hundred were not part of the bankruptcy filing (the “Fairfield Projects”).  The Bailey’s Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey’s Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential’s bankruptcy and were not affected by the bankruptcy filing. With regard to The Cameron Property Entity, The Cameron BHMP CO-JV investment is only as a lender with a $19.3 million note receivable.  Our share of the note receivable is approximately $10.6 million.

In connection with the note receivable made by The Cameron BHMP CO-JV to The Cameron Property Entity, Fairfield Residential provided The Cameron BHMP CO-JV with a completion guarantee. In addition, Fairfield Residential provided the senior construction lender a repayment guarantee and a completion guarantee for the senior construction loan. Fairfield Residential’s bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement.  As a result, The Cameron senior construction lender and in turn The Cameron BHMP CO-JV gave default notices to The Cameron Property Entity in 2009.  During 2010, Fairfield Residential and certain of its affiliates emerged from bankruptcy as Fairfield Residential Company LLC.  The Cameron completion guarantee received by The Cameron BHMP CO-JV was part of the bankruptcy estate of Fairfield Residential and was assigned to a class of unsecured creditors.  Through September 30, 2010, The Cameron BHMP CO-JV has not made any claims, although it has preserved its rights to do so.

Although operating under an event of default, through September 2010, the senior construction lender has continued to fund construction draws.  In October 2010, the senior lender gave notice that the interest rate would be reset to the default rate, retroactive to December 2009.  In turn, The Cameron BHMP CO-JV gave notice that the interest rate on its note receivable would be reset to the default rate, retroactive to December 2009.  The default rate of The Cameron BHMP CO-JV’s note receivable is 13%, compared to the regular rate of 9.5%. As of November 15, 2010, The Cameron Property Entity has not paid either the senior lender or The Cameron BHMP CO-JV default interest.

The Cameron BHMP CO-JV is currently in discussions with the senior lender and the owners of The Cameron Property Entity to restructure The Cameron Property Entity or cure the senior construction loan default and the BHMP CO-JV note receivable default.  If The Cameron Property Entity does not cure the default, we expect to have an opportunity to (i) cure the default, (ii) purchase the senior construction loan (iii) foreclose on the property, (iv) acquire the 100% or partial ownership interest in The Cameron Property Entity or (v) otherwise negotiate a solution acceptable to the senior construction lender.  However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and the Cameron BHMP CO-JV.  Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV.  In addition, the senior construction lender’s exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in The Cameron BHMP CO-JV accounting for the investment as a joint venture, or if The Cameron BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for The Cameron BHMP CO-JV to recover the carrying value of its note receivable to The Cameron Property Entity.

As of September 30, 2010, management’s assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan.  The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.

6.             Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2010 for our wholly owned multifamily communities are as follows (in millions):

Future Minimum Lease Payments
October 1, 2010 – December 31, 2010	$0.5
2011	2.1
2012	2.1
2013	2.1
2014	2.1
Thereafter	28.6
Total	$37.5

The future minimum lease payments in the above table relate solely to retail leases.

7.             Mortgage Loans Payable

The following presents the carrying amounts of the mortgage loans payable as of September 30, 2010 and December 31, 2009 (amounts in millions).

Mortgage Loans Payable	September 30, 2010	December 31, 2009	Loan Type	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$26.4	$—	Principal and interest	4.63% - fixed	May 2013
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - fixed	November 2016
Mariposa Loft Apartments	15.8	—	Interest-only	5.21% - fixed	March 2017
Total	$93.5	$51.3

As of September 30, 2010, $168.0 million of the net carrying value of real estate collateralized the mortgage loans payable.

Contractual principal payments for the remainder of 2010 and each of the four subsequent years thereafter are as follows (in millions):

October 1, 2010 – December 31, 2010	$0.1
2011	0.6
2012	0.6
2013	25.1
2014	—
Thereafter	67.1
Total	$93.5

8.             Credit Facility Payable

On March 26, 2010, we closed on a $150.0 million credit facility.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2010, the applicable margin was 2.08% and the base rate was 2.34% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain multifamily communities directly owned by our wholly owned subsidiaries, where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.   As of September 30, 2010, $241.8 million of the net carrying value of real estate collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2010, available but undrawn amounts under the credit facility are approximately $107 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breech of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2010.

9.             Stockholders’ Equity

Capitalization

As of September 30, 2010 and December 31, 2009, we had 94,811,198 and 57,098,265 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares issued to Behringer Harvard Holdings, LLC for cash of approximately $0.2 million.

As of September 30, 2010 and December 31, 2009, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (i) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (ii) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory

Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of September 30, 2010.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of September 30, 2010 and December 31, 2009, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

For the nine months ended September 30, 2010, our board of directors approved the redemption of 1,215,647 million shares of common stock for approximately $10.5 million.  For the nine months ended September 30, 2009, we redeemed 235,340 shares of common stock for approximately $1.9 million.  As of September 30, 2010, we had approximately $5.7 million of redemptions authorized but unpaid.  As of December 31, 2009, we did not have any unpaid redemptions.

Distributions

We paid our first distribution effective July 1, 2007.

Distributions, including distributions paid by issuing shares under the DRIP, for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were as follows (amounts in millions):

	Distributions
2010	Declared	Paid
Third Quarter	$15.3	$15.6
Second Quarter	13.9	13.1
First Quarter	11.1	10.2
Total	$40.3	$38.9

2009
Fourth Quarter	$8.7	$7.8
Third Quarter	6.5	5.9
Second Quarter	4.6	4.1
First Quarter	2.9	2.5
Total	$22.7	$20.3

Our board of directors have declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the fourth quarter 2010.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

10.          Commitments and Contingencies

Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2010, no such offers are outstanding.

The Bailey’s Crossing and The Cameron BHMP CO-JVs may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partner was to exercise its rights to put its interests to the BHMP CO-JVs. The obligations are for defined periods ranging from one to three years.  As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partners’ combined invested capital as of September 30, 2010 is approximately $22.1 million.  Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections as deferred lease revenues and other related liabilities. As of September 30, 2010 and December 31, 2009, we have approximately $16.2 million and $15.2 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

11.          Related Party Arrangements

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

These services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated, and may be renewed for an unlimited number of successive one-year terms.  The current term of the Advisory Management Agreement expires on July 1, 2011.  The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the Advisory Management Agreement.

Subject to the deferral described below, we are required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by the Company exceeds 1.5% of the gross proceeds of the completed public offering. The Company’s reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the three months ended September 30, 2010 and 2009, we incurred O&O Reimbursement of approximately $1.4 million and $2.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, we incurred O&O Reimbursement of approximately $6.4 million and $6.6 million, respectively.  As of September 30, 2010, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $10.4 million.

In November 2010, the Advisor agreed to defer payment of the O&O Reimbursement until no later than March 31, 2011. As of September 30, 2010, $2.7 million of O&O Reimbursement was accrued and unpaid.

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

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sale of common stock	2010	2009	2010	2009
Gross proceeds	$78.2	$98.6	$366.5	$263.4
Less offering costs:
O&O Reimbursement	(1.4)	(2.3)	(6.4)	(6.6)
Dealer manager fees	(2.0)	(2.5)	(9.2)	(6.6)
Selling commissions	(5.2)	(6.8)	(24.5)	(18.1)
Total offering costs	(8.6)	(11.6)	(40.1)	(31.3)
Sale of common stock, net	$69.6	$87.0	$326.4	$232.1

Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (i) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (ii) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (i) funds advanced in respect of a loan or other investment, and (ii) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three months ended September 30, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the 0.25% non-accountable acquisition expense reimbursement, of approximately $2.4 million and $4.3 million, respectively. For the nine months ended September 30, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the 0.25% non-accountable acquisition expense reimbursement, of approximately $8.8 million and $4.7 million, respectively. For the three months ended September 30, 2010, no acquisition and advisory fees were capitalized.  For the three months ended September 30, 2009, $1.8 million was capitalized to investments in unconsolidated real estate joint ventures.   For the nine months ended September 30, 2010 and 2009, $2.5 million and $2.2 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended September 30, 2010 and 2009, our Advisor has earned debt financing fees of approximately $0.5 million and $0.4 million, respectively.  For the nine months ended September 30, 2010 and 2009, our Advisor has earned debt financing fees of approximately $2.6 million and $0.6 million, respectively.

On November 22, 2010, our property management agreement (the “Property Management Agreement”) with our operating partnership and our property manager, BHM Management, will automatically renew for an additional two-year term. The Property Management Agreement will terminate on November 21, 2012. If no party gives written notice of termination to the other parties at least thirty days prior to the expiration date of the agreement, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the advisory management agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice.

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

The Property Management Agreement applies where we have control over the selection of property management.  As of September 30, 2010, 24 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement.  For the three and nine months ended September 30, 2010, BHM Management or its affiliates earned property management fees of $0.2 million and $0.4 million, respectively.   For the three and nine months ended September 30, 2009, BHM Management or its affiliates earned minimal property management fees.   For all other multifamily communities, the unaffiliated third-party partner has selected the property manager or the property is still in development.

Our Advisor receives a monthly asset management fee for each asset held by us. Through June 30, 2010, this amount was one-twelfth of 0.75% of the higher of the total cost of the investment or value of the investment.  Effective July 1, 2010, the Advisory Management Agreement was amended and restated changing the fees associated with asset management.  As modified, rather than being a monthly fee equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of our assets, effective July 1, 2010, the asset management fee will be a monthly fee equal to one-twelfth of the “Applicable Asset Management Fee Percentage” of the sum of the higher of the cost or value of such assets.  The Applicable Asset Management Fee Percentage starting July 1, 2010 will initially be 0.50%, reduced from 0.75% prior to that time. The percentage will increase to 0.75% following two consecutive fiscal quarters during which our Modified Funds From Operations (“MFFO” as defined below) per share of common stock equals or exceeds $0.12. The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds $0.15.  Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the Applicable Asset Management Fee Percentage had been 0.75% every day since July 1, 2010. Once the Applicable Asset Management Fee Percentage increases above the 0.50% described above, it will not decrease during the term of the agreement, except as described, regardless of our MFFO in any subsequent period. In no event will our Advisor receive more than the asset management fee at the 0.75% rate originally contracted for.  As used above, MFFO means, with respect to any fiscal quarter, our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), during such quarter, plus acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting during such quarter. However, if a trade or industry group promulgates a different definition of MFFO applicable to listed or non-listed REITs that we adopt in our periodic reports filed with the SEC, MFFO will have the meaning of such different definition.  For the three months ended September 30, 2010 and 2009, our Advisor earned asset management fees of approximately $1.0 million and $0.5 million, respectively.  For the nine months ended September 30, 2010 and 2009, our Advisor earned asset management fees of approximately $3.7 million and $1.0 million, respectively.

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

For other expenses paid or incurred by our Advisor in connection with the services provided to us that are not covered by a fee, we will reimburse our Advisor, subject to the limitation that we will not reimburse our Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets (as defined in our charter), or (ii) 25% of our net income (as defined in our charter) determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

As part of our reimbursement of operating expenses, we reimburse our Advisor for any direct expenses and costs of salaries and benefits of persons employed by our Advisor performing advisory services for us, provided, however, that we will not reimburse our Advisor for personnel employment costs incurred by our Advisor in performing services under the Advisory Management Agreement to the extent that the employees perform services for which the Advisor receives a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties.

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended September 30, 2010 and 2009 of approximately $0.7 million and $0.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, such general and administrative expenses incurred are approximately $1.8 million and $0.9 million, respectively.

12.          Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.9 million in 2010	$2.5	$—

Non-cash investing and financing activities:
Assumption of mortgage note payable	$26.7	$—
Stock issued pursuant to our DRIP	$18.8	$4.9
Distributions payable	$4.6	$2.3
Redemptions payable	$5.7	$0.7
Accrued offering costs and dealer manager fees	$2.7	$2.4

13.          Subsequent Events

Status of the Offering

For the period October 1, 2010 through October 31, 2010, we sold approximately 2.6 million shares of common stock for gross proceeds of approximately $26.0 million including issuances through our DRIP.

Distributions Paid

On October 1, 2010, we paid total distributions of approximately $4.6 million, of which $2.1 million was funded with cash and $2.5 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of September 2010. On November 2, 2010, we paid total distributions of approximately $4.9 million, of which $2.3 million was funded with cash and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of October 2010.

Acquisitions and Financings of Real Estate

On October 7, 2010, we acquired a wholly owned multifamily community, located in Atlanta, Georgia, from an unaffiliated seller.  The purchase price was approximately $40.4 million, excluding closing costs. Acquisition expenses of approximately $0.8 million were recognized for the acquisition.  No mortgage debt was assumed in the acquisition. Due to the timing of this acquisition, we are unable to provide the other acquisition disclosures or finalize the acquisition allocations.

Financings

On October 22, 2010, the Halstead BHMP CO-JV in which we hold a 55% ownership interest closed on a $15.7 million mortgage loan payable. The mortgage loan payable bears interest at 3.79% and matures in September 2017. The mortgage loan payable is secured with BHMP CO-JV assets that as of September 30, 2010 had a carrying value of approximately $27.3 million.

Potential Acquisitions and Financings of Real Estate

Subsequent to the quarter ended September 30, 2010, we entered into purchase and sale agreements for two multifamily communities for a total purchase price of approximately $80.9 million, excluding closing costs.  As of November 15, 2010, we have made a total of $2.0 million in earnest money deposits on these multifamily communities.  If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (i) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (ii) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (iii) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (iv) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rental rate trends, capital markets and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the factors described below:

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of September 30, 2010, all of our investments have been in high quality development and operating multifamily communities located in the top 50 metropolitan statistical areas (“MSAs”) in the United States.  We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants (“Co-Investment Ventures”).

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

As of September 30, 2010, we own eight wholly owned multifamily communities, 22 investments in Co-Investment Ventures and one wholly owned note receivable.  We have funded these investments and intend to fund future investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt, unsecured or secured debt facilities.  As discussed below, we plan to utilize available Co-Investment Ventures as a funding source when it is an effective structure for the investment; however, we anticipate Co-Investment Ventures will represent a smaller percentage of our new investments in the future.

As of September 30, 2010 all of our Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our advisor, Behringer Harvard Multifamily Advisors I, LLC (“Behringer Harvard Multifamily Advisors I” or the “Advisor”) and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

PGGM’s commitment under the partnership agreement of the BHMP Co-Investment Partner is $300 million. As of September 30, 2010, approximately $45.5 million of the $300 million commitment remains unfunded; however, in the event that certain of the investments refinance or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.  To the extent that investments fit within the investment parameters agreed between PGGM and our sponsor, we expect a portion of our future real estate acquisitions and real estate under development activities will be made through BHMP CO-JVs.

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

Two of our 22 BHMP CO-JVs have made only mezzanine or mortgage loan investments in Property Entities that are developing multifamily communities. Fourteen investments are indirectly wholly owned by the BHMP CO-JVs. The remaining six BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property or development project. The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which were organized to own, construct, and finance only one particular real estate project. Each of these six BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation.  Based on this evaluation, three of the six investments are reported on a consolidated basis by the BHMP CO-JV.  The remaining three investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

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

Fourteen of our 22 BHMP CO-JV investments are wholly owned by us and the BHMP Co-Investment Partner. In the eight remaining BHMP CO-JV investments, the Property Entity is owned entirely or in part by other unaffiliated partners and participants.

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

In addition, most of these Property Entity joint venture agreements provide the applicable BHMP CO-JV with option rights to increase its equity ownership percentage and/or acquire outright ownership of the multifamily community. These option rights are generally available at completion of the development and for some period thereafter. As of September 30, 2010, individual BHMP CO-JVs have acquired a 100% ownership in two Property Entities, The Eclipse and The Venue, and increased their ownership interest in two others, Bailey’s Crossing and 55 Hundred. For one investment, Grand Reserve, the BHMP CO-JV has terminated the option rights. Of the remaining three equity investments with developer partners (Satori, Skye 2905 and Veritas), the time period to exercise the option rights have not commenced.  However, each of these three multifamily communities are in the lease up stage of development or recently achieved stabilization and we continue to evaluate our investment options.

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

Investments in multifamily communities have benefited from the changing demographic and residential finance trends of the last ten years. These trends include continued growth in household formations, particularly non-traditional households and the echo-boomer generation coming of age and entering the rental market, as well as baby-boomers or retirees who desire freedom from the costs and expenses of entering and maintaining a home, increased immigration and recently higher credit standards for home buyers. Many of these trends are somewhat independent of economic factors and could lead to growth trends higher than what has traditionally occurred in post-recessionary cycles. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategies, both favorably and unfavorably.  Demand for multifamily communities is also affected by changes in financial markets where changes in underwriting have affected the cost, availability and affordability of financing for purchase of single family homes. In the near term, we believe these trends will be favorable for multifamily demand as the key demographic population increases and single family housing options become more restrictive.

Market Outlook

During the third quarter of 2010, the general economy reported continued growth which was enough to lessen the chances for a double-dip recession but less than what is required to dramatically change overall fundamentals in the short term. Nationally, private employers added approximately 64,000 new jobs in the month of September 2010, an increase for the ninth straight month, but less than prior reports and far less than amounts necessary to make up for new workers entering the market. Accordingly, U.S. national unemployment remained at 9.6%. Manufacturing activity expanded for the 14th straight month, but at the slowest pace since the first quarter. Similarly, consumer spending continued to increase at a moderate rate of 0.4%, indicating that the higher consumer saving rates are starting to peak and that consumer income trends are also positive. While corporate earnings and balance sheets have improved and bank lending to commercial and industrial companies are showing some growth, corporate spending and hiring is still below historical averages. Consequently, the overall economy, as measured by GDP grew at 2.0%, as compared to 1.7% for the prior quarter.

While these trends indicate a slow overall economic recovery, the fundamentals for the multifamily sector continue to reflect the foundation for a quicker recovery.  National research firms have reported increases in effective rents and occupancies across many markets, significant improvements in ratios of property offerings of sales to closings and compression in capitalization rates for high quality communities.  During the second quarter of 2010, average national rents showed their biggest gains in two years. In the third quarter effective rents increased from the prior quarter and as compared to the third quarter of 2009. During the second quarter of 2010, multifamily vacancies decreased for the first time since 2007 to 7.2%, the lowest rate since fourth quarter of 2008.  In particular, the multifamily community sector we invest in, which are communities that are new, have high quality finishes and are highly amenitized communities, has had the greatest improvement in occupancy over the last 18 months as compared to the other multifamily property sectors, further evidence that our class of communities should outperform other multifamily property classes. During 2010, net multifamily absorption, which is the change in occupied units, rose by over 84,000 units, the largest increase in over 10 years. These factors provide further evidence that rent concessions are slowing and that renter demand may advance prior to employment improvements as household formation and dislocation of prior homeowners drives demand.  So-called shadow rental alternatives from unsold condominiums and increasing single-family vacant residences will continue to be a factor and will likely slow the rate of improvement.  Accordingly, we still believe the recovery to be gradual and uneven for the rest of 2010 with greater and more sustainable improvements thereafter.

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

In the multifamily capital markets sector, we continue to experience favorable financing options, particularly for high quality, well-capitalized investments.  Specifically, government-sponsored entities such as Fannie Mae and Freddie Mac (“GSEs”) have and may continue to provide needed financing, refinancing and credit enhancement to the multifamily sector.  However, there are reported transactions and increased activity by other providers of multifamily financings, particularly from insurance companies and issuers of commercial mortgage-backed securities. If these trends continue, these options will provide further diversified lending sources and will be a factor in keeping interest rates competitive. In 2010, we and eight of our BHMP CO-JVs completed nine new loans, totaling approximately $205.8 million at a weighted average interest rate of 4.25%. This includes $69.8 million in mortgage loans with insurance companies. This also includes a $150 million LIBOR-based credit facility at a rate of 2.34% as of September 30, 2010. Although there can be no assurance that the GSEs or comparable financing will continue to be available or available at these rates, particularly in light of recent financial reform legislation and continued political scrutiny over their operations,  the aforementioned are positive factors in our investment strategy.

Further, market interest rates continue to be at historical lows. Short term rates, as measured by 30-day LIBOR, are at historical lows of 0.26% as of September 30, 2010, which was down from its prior historic low of 0.35% at June 30, 2010. During the third quarter, longer term rates have also fallen significantly. Five-year and ten-year treasuries are approximately 1.5% and 2.6%, respectively, as of September 30, 2010, down approximately 0.30% since June 30, 2010 and more than 1% since the beginning of 2010. At these base rates, overall financing rates for multifamily communities are very attractive and provide on a community by community basis leveraged returns in excess of our distribution rate. However, it is doubtful that these levels can be sustained and we do see the potential for rates to increase. Accordingly, a component of our finance strategy is to obtain fixed-rate financing for stabilized multifamily communities with maturities ranging from five to ten years.

In this investing environment, we will continue to monitor the interplay from changing capitalization rates, growth rates and financing interest rates.  While in 2008 and parts of 2009 the multifamily sector experienced increasing capitalization rates, the sector is currently experiencing a contraction in capitalization rates as investors, especially institutional investors, re-enter the market for high quality multifamily communities. We would expect such a contraction in capitalization rates to increase the valuation of our existing portfolio, especially when coupled with increasing rental and occupancy rates.  In this environment, leverage on our portfolio investments can enhance the equity value increases of our existing portfolio.  On the other hand, compressing capitalization rates could decrease the going-in returns on new investments. However, capitalization rates usually do not change independent of other real estate fundamentals. Based on our analysis and as reported by national analysts, these increases are coupled with higher rental and net operating income growth expectations as a consequence of forecasted demand and supply factors.  If these expectations are met, capitalization rates will normalize over time based on higher net operating incomes.  Although not perfectly correlated, we would also expect a relationship between future interest rates and capitalization rates, where capitalization rates would move up as interest rates adjust to higher, historical levels. However, with the long-term financing we have already placed and currently available as discussed above, we believe new investments can still meet our total return expectations.

With these market fundamentals, we believe our strategy of focusing on institutional high quality market sectors with low housing affordability and high barriers to entry will benefit from the combination of low supply and pent up demand.  The stabilized multifamily communities in our portfolio have an average occupancy of 94% as of September 30, 2010, compared to 92% as of June 30, 2010 and 93% as of March 31, 2010. In our newly opened communities, which are those multifamily communities that either were recently completed or were acquired during or prior to initial lease up, we are experiencing high leasing demand.  All of these newly opened communities are highly amenitized and were built with condominium construction and finish quality in highly desired locations. For three of these newly opened communities, Forty55 Lofts in Marina del Rey, which began lease up in the fourth quarter of 2009, Satori in Fort Lauderdale, which was completed in the first quarter 2010 and The Venue in metropolitan Las Vegas, which was completed in the fourth quarter 2009, have now exceeded 90% occupancy.  In addition, we expect that the following newly opened communities located in urban locations, Skye 2905 in Denver and Cyan/PDX in Portland, a LEED gold certified community, will soon reach stabilization. We expect the remaining multifamily communities that are in lease up in our portfolio to reach stabilization by the end of 2010 or early 2011.

We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio.  As of September 30, 2010, we sold a total of approximately 82.1 million shares (including DRIP) of common stock and raised a total of $817.4 million in gross proceeds from our Initial Public Offering.  On June 29, 2010, our board of directors approved an extension of our initial public offering until no later than September 2, 2011. Under rules promulgated by the SEC, we could extend our offering until February 29, 2012. Our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP.

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

Property Portfolio

Our multifamily investments include wholly owned multifamily communities and investments in unconsolidated real estate joint ventures.  Each of these investments is categorized based on stages as defined below:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and all prior reporting periods.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2009.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.  As of September 30, 2010, there were no communities classified as developments.

Presented below are the carrying amounts for our wholly owned real estate investments and individual BHMP CO-JV investments as of September 30, 2010 and December 31, 2009.  For the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide information describing the underlying investment.  Also presented are the occupancy rates as of September 30, 2010 and December 31, 2009, which for stabilized multifamily communities is based on the number of individual units and for retail spaces is based on gross leasable area (“GLA”) (amounts in millions):

		Occupancy Rates		Total Real Estate, net (in millions)
Investments in Real Estate	Units	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Stabilized / Non-comparable:
The Gallery at NoHo Commons / Los Angeles, California (1)	438	93%	90%	$103.7	$106.0
Mariposa Loft Apartments / Atlanta, Georgia	253	97%	91%	27.3	27.9
Grand Reserve Orange / Orange, Connecticut	168	92%	92%	24.5	25.1
Acacia on Santa Rosa Creek / Santa Rosa, California	277	96%	N/A	37.0	—
The Lofts at Park Crest / McLean, Virginia (1) (2)	131	98%	N/A	48.5	—
Burnham Pointe / Chicago, Illinois (2)	298	85%	N/A	85.6	—
Uptown Post Oak / Houston, Texas	392	92%	N/A	63.1	—
Lease ups:
Acappella / San Bruno, California	163	N/A	N/A	54.6	—
Total wholly owned investments	2,120			$444.3	$159.0

		Occupancy Rates		Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Investments in Unconsolidated Real Estate Joint Ventures (3)	Units	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Johns Creek, Georgia (4)	210	97%	93%	$3.6	$4.0
Stabilized / Non-comparable:
The Eclipse / Houston, Texas (5)	330	91%	N/A	7.2	19.7
Halstead / Houston, Texas (5)	301	90%	90%	14.8	3.4
Satori / Fort Lauderdale, Florida (2) (4) (6) (7)	279		N/A	11.3	12.3
The Venue / Clark County, Nevada (5) (6)	168	95%	N/A	14.9	4.5
Waterford Place / Dublin, California (5)	390	95%	92%	10.0	11.0
Burrough’s Mill Apartment Homes / Cherry Hill, New Jersey (5)	308	96%	92%	7.3	8.1
Forty55 Lofts / Marina del Rey, California (5)	140	94%	N/A	27.2	26.2
Calypso Apartments and Lofts / Irvine, California (5)	177	93%	89%	13.8	27.4
4550 Cherry Creek / Denver, Colorado (5)	288	92%	N/A	12.2	—
7166 at Belmar / Lakewood, Colorado (5)	308	95%	N/A	12.8	—
Briar Forest Lofts / Houston, Texas (5)	352	90%	N/A	9.5	—
Fitzhugh Urban Flats / Dallas, Texas (5)	452	94%	N/A	11.6	—
Tupelo Alley / Portland, Oregon (2) (5)	188	96%	N/A	10.9	—
Lease ups:
Bailey’s Crossing / Alexandria, Virginia (4) (6)	414	N/A	N/A	29.4	29.8
55 Hundred / Arlington, Virginia (2) (4) (6)	234	N/A	N/A	22.1	23.6
Cyan/PDX / Portland, Oregon (2) (5)	352	N/A	N/A	45.0	46.2
San Sebastian / Laguna Woods, California (5)	134	N/A	N/A	19.9	19.9
Veritas / Henderson, Nevada (4) (6) (7)	430	N/A	N/A	14.4	14.9
Skye 2905 / Denver, Colorado (2) (4) (6) (7)	400	N/A	N/A	12.3	12.9
Grand Reserve / Dallas, Texas (8)	149	N/A	N/A	5.4	5.1
The Cameron / Silver Spring, Maryland (2) (6) (8)	325	N/A	N/A	11.0	10.9
Total investments in unconsolidated real estate joint ventures	6,329			$326.6	$279.9
	8,449

(1)       Purchase prices for The Gallery at NoHo Commons and the Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations.  Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(2)       Includes retail space, where the total approximate square footage of retail space of GLA for all these investments totals approximately 127,500 square feet or approximately 6% of total rentable area.  Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley, Burnham Pointe and Satori contain retail space with approximately 104,600 square feet of GLA, of which 73% was occupied as of September 30, 2010.

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

(8)       Loan investment by a BHMP CO-JV.

The increased carrying amounts on our wholly owned investments as of September 30, 2010 are largely due to acquiring five wholly owned multifamily communities during the nine months ended September 30, 2010 for an aggregate purchase price of approximately $315.3 million. During the nine months ended September 30, 2010, we also invested in five newly formed BHMP CO-JVs, each holding a wholly owned multifamily community. The total acquisition price for these multifamily communities was $219.7 million and our total share of the capital contribution for these BHMP CO-JVs was $127.0 million.  Also during the nine months ended September 30, 2010, eight BHMP CO-JVs obtained new mortgage financing secured by the respective property for an aggregate amount of $190.0 million.  Substantially all of the net proceeds related to these financings were distributed to the partners and our share was $107.9 million, which decreased our investment in the unconsolidated joint ventures.

Results of Operations

For the three months ended September 30, 2010 and 2009, we are reporting a net loss of $10.4 million and $3.9 million, respectively. For the nine months ended September 30, 2010 and 2009, we are reporting a net loss of $28.2 million and $3.3 million, respectively. The overall increase in net loss is primarily due to our acquisitions made in the past 12 months of six wholly owned multifamily communities, eight acquisitions by BHMP CO-JVs and the treatment of these acquisition activities.  Our share of acquisition costs related to our acquisitions is expensed.  For the three and nine months ended September 30, 2010, our share of acquisition expenses was approximately $3.2 million and $9.3 million, respectively, including our share of acquisition expenses for unconsolidated real estate joint ventures. For the three and nine months ended September 30, 2009, we made five and six new acquisitions, respectively, and our share of acquisition expense was approximately $3.5 million and $3.6 million, respectively. Acquisition accounting also requires that we allocate a portion of the purchase price to in-place lease intangibles.  These lease intangibles are amortized over remaining lease terms, generally a term of less than one year. Accordingly, amortization expense is higher in the period immediately following an acquisition for both our wholly owned investments and our investments in unconsolidated real estate joint ventures.  Real estate related depreciation and amortization, including our share from unconsolidated real estate joint ventures, for the three and nine months ended September 30, 2010 was $12.5 million and $29.1 million, respectively, compared to $1.3 million and $2.0 million for the same periods in 2009.  Further, several of the multifamily communities we have made investments in are in lease up.  During these periods, holding costs, amortization and depreciation expense may exceed the pre-stabilization revenues.  We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our stabilized real estate investments will have a higher contribution to our net income while pre-stabilized investments will be proportionally less significant to our overall operating results.  However, acquisition and amortization expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

As of September 30, 2009 we owned only two wholly owned multifamily communities. In the last 12 months we acquired six wholly owned multifamily communities, where two and five were acquired in the three months and nine months ended September 30, 2010, respectively. In addition, as of September 30, 2009, we had 14 investments in unconsolidated joint real estate joint ventures. In the last 12 months we acquired eight additional investments in unconsolidated joint ventures, where none and five were acquired in the three months and nine months ended September 30, 2010, respectively. Wholly owned investments are reported on a consolidated basis rather than as equity investments. Accordingly, many of our results for the three and nine months ended September 30, 2010 are not directly comparable to the three and nine months ended September 30, 2009, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

The three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Rental Revenues.  Rental revenues for the three months ended September 30, 2010 were approximately $9.4 million, compared to $0.5 million for the three months ended September 30, 2009. As noted above, the increase was due primarily to our acquisition activity during the last 12 months.  We expect continued increases in these revenues as a result of owning these communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended September 30, 2010 were approximately $4.3 million, compared to $0.2 million for the three months ended September 30, 2009. As noted above, the increase was due primarily to our acquisition activity during the last 12 months.  We expect continued increases in these expenses as a result of owning these communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees. Asset management fees for the three months ended September 30, 2010 and 2009 were approximately $1.0 million and $0.5 million, respectively. These fees are generally based on the amount of our real estate investments at cost, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010 the asset management fee rate was decreased from an annual rate of 0.75% to 0.50%. Accordingly, we expect an increase in our asset management fees but the rate of increase is expected to be less than previously expected.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and 2009 were approximately $1.1 million and $0.9 million, respectively, and included increased costs for corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees, and legal fees. We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

Acquisition Expenses.  Acquisition expenses for the three months ended September 30, 2010 and 2009 were approximately $3.2 million and $2.8 million, respectively, which included expenses incurred with third parties, incurred with our advisor and our amortization of acquisition costs related to our BHMP CO-JV investments.  As we make additional wholly owned and joint venture investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. Prior to 2009, Generally Accepted Accounting Principles (“GAAP”) provided for the capitalization of acquisition costs.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended September 30, 2010 was approximately $1.7 million, relating to permanent mortgages on our wholly owned multifamily communities and our credit facility.  As of September 30, 2010, our mortgage loans payable were $93.5 million and the weighted average interest rate was approximately 4.78%.  During the three months ended September 30, 2010, our borrowings under the credit facility ranged between $10 million and $65 million with interest rates generally ranging between 2.3% and 2.4%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $0.5 million during the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2010 is net of interest capitalization of $0.1 million.  We did not have any permanent mortgages on wholly owned multifamily communities or a credit facility for the three months ended September 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 was approximately $6.5 million and $0.4 million, respectively.  As noted above, the increase was due primarily to our acquisition activity during the last 12 months.  We expect continued increases in these expenses as a result of owning these communities for a full reporting period and our expected acquisitions of additional real estate investments. Depreciation and amortization expense is a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended September 30, 2010 and 2009 was approximately $0.3 million and $0.4 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended September 30, 2010 and 2009 was approximately $2.1 million and $0.1 million, respectively. A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$1.3	$0.7	$2.0	$1.7

Equity investments:
Stabilized / Comparable	(0.2)	—	(0.1)	—
Stabilized / Non-comparable	(1.5)	1.6	(0.5)	—
Lease ups	(1.7)	0.1	(1.4)	—
Developments	—	—	(0.1)	—
	(3.4)	1.7	(2.1)	—
Total	$(2.1)	$2.4	$(0.1)	$1.7

Earnings from underlying loan investments decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Bailey’s Crossing, The Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the three months ended September 30, 2010.  These BHMP CO-JVs had interest income of approximately $0.7 million for the three months ended September 30, 2009.  In August 2010, The Venue BHMP CO-JV converted its mezzanine note for an additional equity interest, further reducing interest income during the period. The remaining mezzanine notes held by the BHMP CO-JVs also have conversion options.  If these mezzanine notes are also converted we would expect further decreases in equity earnings and distributions classified as cash provided by operating activities related to loan investments.  Cash provided by operating activities may also decrease for loan investments due to loan provisions which provide for full or partial accrual of interest until maturity.

Equity in loss from stabilized/non-comparable investments increased for the three months ended September 30, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense exceeding net operating income. During the past twelve months, we added nine new stabilized/non-comparable communities as well as reclassified The Eclipse, Satori and The Venue from a lease up to a stabilized/non-comparable investment. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash flow for operating activity of approximately $1.6 million during the three months ended September 30, 2010. There were no distributions classified as operating activity for the corresponding period in 2009. These acquisitions noted above were substantially completed in the second half of 2009 and the first half of 2010, and therefore do not provide us with a full year of operating results. The three months ended September 30, 2010 also benefited from a $0.7 million gain related to the acquisition of a controlling interest in The Venue and a $0.1 million gain related to the early extinguishment of the Halstead mortgage payable.We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

Equity in loss from lease up equity investments increased for the three months ended September 30, 2010 compared to the comparable period in 2009, primarily due to an increase in the number of properties underlying our investments that were in lease up.  All of the investments in properties undergoing lease up produced equity losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. 55 Hundred, Skye 2905 and Veritas, multifamily communities in the early stages of lease up, produced equity losses for the three months ended September 30, 2010 of approximately $1.1 million. We expect equity losses from these investments to increase for the remainder of 2010.   In addition, we made equity investments related to acquisitions of Cyan/PDX, San Sebastian and Bailey’s Crossing subsequent to September 30, 2009. These investments produced equity losses of approximately $0.6 million. During the three months ended September 30, 2010, Satori and The Venue were reclassified from lease up to stabilized/non-comparable investments.  These properties produced equity losses during the three months ended September 30, 2009.

The nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Rental Revenues.  Rental revenues for the nine months ended September 30, 2010 were approximately $21.2 million, compared to $0.5 million for the nine months ended September 30, 2009. As noted above, the increase was due primarily to our acquisition activity during the last 12 months.  We expect continued increases in these revenues as a result of owning these communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.   Property operating and real estate tax expenses for the nine months ended September 30, 2010 were approximately $8.9 million, compared to $0.2 million for the three months ended September 30, 2009. As noted above, the increase was due primarily to our acquisition activity during the last 12 months.  We expect continued increases in these expenses as a result of owning these communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees. Asset management fees for the nine months ended September 30, 2010 and 2009 were approximately $3.7 million and $1.0 million, respectively. These fees are generally based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010 the asset management fee rate was decreased.  Accordingly, we expect an increase in our asset management fees but the rate of increase is expected to be less than previously expected.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were approximately $3.3 million and $2.3 million, respectively, and included increased costs for corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees, and legal fees.  We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

Acquisition Expenses.  Acquisition expenses for the nine months ended September 30, 2010 and 2009 were approximately $8.7 million and $2.8 million, respectively, which included expenses incurred with third parties, incurred with our advisor and our amortization of acquisition costs related to our BHMP CO-JV investments.  As we make additional wholly owned and joint venture investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. Prior to 2009, GAAP provided for the capitalization of acquisition costs.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the nine months ended September 30, 2010 was approximately $3.8 million, relating to permanent mortgages on our wholly owned multifamily communities and our credit facility.  As of September 30, 2010, our mortgage loans payable were $93.5 million and the weighted average interest rate was approximately 4.78%.  During the nine months ended September 30, 2010, our borrowings under the credit facility ranged between no amount outstanding and $65 million with interest rates generally ranging between 2.3% and 2.4%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $1.1 million during the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2010 is net of interest capitalization of $0.9 million.  We did not have any permanent mortgages on wholly owned multifamily communities or a credit facility for the nine months ended September 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $13.9 million and $0.4 million, respectively, primarily relating to our wholly owned real estate acquired in the past twelve months. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the nine months ended September 30, 2010 and 2009 was approximately $1.0 million and $0.7 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the nine months ended September 30, 2010 was approximately $8.0 million compared to equity in earnings of approximately $2.1 million for the nine months ended September 30, 2009.  A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$3.9	$1.9	$5.7	$4.5

Equity investments:
Stabilized / Comparable	(0.5)	—	(0.4)	—
Stabilized / Non-comparable	(4.5)	2.6	(0.6)	—
Lease ups	(6.9)	0.9	(2.5)	—
Developments	—	—	(0.1)	—
	(11.9)	3.5	(3.6)	—
Total	$(8.0)	$5.4	$2.1	$4.5

Earnings from underlying loan investments decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Bailey’s Crossing, The Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the nine months ended September 30, 2010.  These BHMP CO-JVs had interest income of approximately $2.0 million for the nine months ended September 30, 2009.  In August 2010, The Venue BHMP CO-JV converted its mezzanine note for an additional equity interest, further reducing interest income during the period. The remaining mezzanine notes held by the BHMP CO-JVs also have conversion options. If these mezzanine notes are also converted we would expect further decreases in equity earnings and distributions classified as cash provided by operating activities related to loan investments.  Cash provided by operating activities may also decrease for loan investments due to loan provisions which provide for full or partial accrual of interest until maturity.

Equity in loss from stabilized/non-comparable investments increased for the nine months ended September 30, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense and one-time charges for acquisition expenses exceeding net operating income. During the past twelve months, we added nine new stabilized/non-comparable communities as well as reclassified Satori and The Venue from a lease up to a stabilized/non-comparable investment. For the nine months ended September 30, 2010, we incurred approximately $0.6 million of one-time acquisition expenses related to the acquisition of five operating BHMP CO-JVs. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash flow for operating activity of approximately $2.6 million during the nine months ended September 30, 2010. There were no distributions classified as operating activity for the corresponding period in 2009.  These acquisitions noted above were substantially completed in the second half of 2009 and the first half of 2010, and therefore do not provide us with a full year of operating results. The nine months ended September 30, 2010 also benefited from a $0.7 million gain related to the acquisition of a controlling interest in The Venue and a $0.1 million gain related to the early extinguishment of the Halstead mortgage payable. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

Equity in loss from lease up equity investments increased for the nine months ended September 30, 2010 compared to the comparable period in 2009, primarily due to an increase in the number of properties underlying our investments that were in lease up.  All of the investments in properties undergoing lease up produced equity losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. 55 Hundred, Skye 2905 and Veritas, multifamily communities in the early stages of lease up, produced equity losses during 2010 of approximately $3.1 million. These properties are in the early stages of lease up and we expect equity losses from these investments to increase for the remainder of 2010.   In addition, we made equity investments related to the acquisitions of Cyan/PDX, San Sebastian and Bailey’s Crossing subsequent to September 30, 2009. These investments produced equity losses during 2010 of approximately $2.1 million.  During the nine months ended September 30, 2010, Satori and The Venue were reclassified from lease up to stabilized/non-comparable investments.  These properties produced equity losses during the nine months ended September 30, 2009.

We review our investments for impairments in accordance with our accounting policies. For the three and nine months ended September 30, 2010 and 2009, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

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

In December 2009, Fairfield Residential LLC, a real estate operating company, (“Fairfield Residential”) and certain of its affiliates filed for voluntary bankruptcy.  Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey’s Crossing and 55 Hundred were not part of the bankruptcy filing (the “Fairfield Projects”).  The Bailey’s Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The Bailey’s Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential’s bankruptcy and were not affected by the bankruptcy filing.  With regard to The Cameron Property Entity, The Cameron BHMP CO-JV investment is only as a lender with a $19.3 million note receivable.  Our share of the note receivable is approximately $10.6 million.

Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential’s bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement.  As a result, The Cameron senior construction lender and in turn The Cameron BHMP CO-JV gave default notices to The Cameron Property Entity in 2009.  During 2010, Fairfield Residential emerged from bankruptcy and the Cameron guarantee to The Cameron BHMP CO-JV was assigned to a class of unsecured creditors.  Through September 30, 2010, The Cameron BHMP CO-JV has not made any claims to the bankruptcy restructured entity, although it has preserved its rights to do so.

Although operating under an event of default, through September 2010, the senior construction lender has continued to fund construction draws.  In October 2010, the senior lender gave notice that the interest rate would be reset to the default rate, retroactive to December 2009.  In turn, The Cameron BHMP CO-JV gave notice that the interest rate on its note receivable would be reset to the default rate, retroactive to December 2009.  The default rate of The Cameron BHMP CO-JV note receivable is 13%, compared to the regular rate of 9.5%. As of November 15, 2010, The Cameron Property Entity has not paid either the senior lender or The Cameron BHMP CO-JV default interest.

The Cameron BHMP CO-JV is currently in discussions with the senior lender and the owners of The Cameron Property Entity to restructure The Cameron Property Entity or cure the senior construction loan default and the BHMP CO-JV note receivable default.  If The Cameron Property Entity does not cure the default, we expect to have an opportunity to (i) cure the default, (ii) purchase the senior construction loan (iii) foreclose on the property, (iv) acquire the 100% or partial ownership interest in The

Cameron Property Entity or (v) otherwise negotiate a solution acceptable to the senior construction lender.  However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and The Cameron BHMP CO-JV.  Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV.  In addition, the senior construction lender’s exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as a joint venture, or if The Cameron BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for the Cameron BHMP CO-JV to recover the carrying value of its note receivable to The Cameron Property Entity.

As of September 30, 2010, management’s assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan.  The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods.  As of September 30, 2010, no impairment charges related to our investments with respect to any of the Fairfield Projects have been recorded.

Cash Flow Analysis

Cash and cash equivalents decreased for the nine months ended September 30, 2010 by approximately $13.5 million as compared to an increase in cash and cash equivalents for the nine months ended September 30, 2009 of approximately $39.7 million.   During 2010, the Company invested $428.5 million in multifamily acquisitions and investments in unconsolidated  real estate joint ventures, essentially employing most of the proceeds from sales of common stock. In 2009, the Company invested $180.4 million in multifamily acquisitions and investments in unconsolidated real estate joint ventures while raising $263.4 million in proceeds from sales of common stock. We expect that acquisition expenditures and proceeds from our Initial Public Offering will continue to be significant factors in our overall cash flow.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Similar to our discussion above related to “Results of Operations”, many of our cash flow results for 2010 are not comparable to similar results in 2009 due to increased acquisition activity and related financing. In addition, our proceeds from our Initial Public Offering have increased in 2010 as compared to 2009.  As a result, our cash flows for the nine months ended September 30, 2010 reflect significant differences from the cash flows for the nine months ended September 30, 2009.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $1.2 million as compared cash flows provided by operating activities of $0.2 million for the same period in 2009. A substantial portion of our GAAP net loss is due to non-cash charges, primarily related to depreciation and amortization, including amounts recognized from our investments in unconsolidated real estate joint ventures. We expect that that these non-cash charges will continue to be significant adjustments to net cash provided by operating activities. During 2010, these adjustments for equity losses in unconsolidated joint ventures, depreciation and amortization totaled $21.9 million compared to $1.8 million deduction in the comparable prior period in 2009. Also during 2010, we recognized approximately $9.3 million of acquisition expenses, approximately $8.7 million related to wholly owned acquisitions and approximately $0.6 million related to acquisitions included within our investments in unconsolidated real estate joint ventures. For the comparable period in 2009, there was approximately $3.6 million of acquisition expenses related to acquisitions included within our investments in unconsolidated real estate joint ventures and prior to 2009, acquisition expenses were capitalized and not included in cash flows from operating activities.  Distributions received from our investments in unconsolidated real estate joint ventures were $5.4 million for the nine months ended September 30, 2010, compared to $4.5 million for the comparable period in 2009. The increase was primarily due to additional investments and improved operations for certain of the BHMP CO-JVs, offset by decreases in the amounts of interest income earned by the applicable BHMP CO-JVs, primarily as a result of the conversion of loan receivables at The Eclipse, 55 Hundred, Bailey’s Crossing and The Venue BHMP CO-JVs. Cash flow from operating activities for the nine months ended September 30, 2010 also benefited from increases in payables, primarily related to our wholly owned multifamily communities.

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 were $351.3 million and $179.3 million, respectively.  For the nine months ended September 30, 2010, we acquired five wholly owned multifamily communities and invested in five new BHMP CO-JVs.  In connection with one of our wholly owned acquisitions, we assumed debt financing of $26.7 million.  For the nine months ended September 30, 2009, our primary investments were in two wholly owned multifamily communities acquisitions, unconsolidated real estate joint ventures related to fulfilling our loan and equity fundings of our 14 BHMP CO-JV investments as well as funding for our wholly owned note receivable.  As our Initial Public Offering continues in

2010, we would expect our new acquisitions to increase.  Providing a source of investing cash flow for the nine months ended September 30, 2010 were BHMP CO-JV distributions related to financings for six BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures of $77.2 million.  These investments were initially funded entirely with cash, and during 2010, financing was obtained for the communities. During the comparable period in 2009, returns of investments in unconsolidated real estate joint ventures primarily related to reimbursements of excess capital contributions and non-operating cash flows.

Cash flows provided by financing activities for the nine months ended September 30, 2010 and 2009 were $336.7 million and $218.9 million, respectively.  For the nine months ended September 30, 2010, net proceeds from our Initial Public Offering were approximately $366.5 million, compared to $263.4 million for the comparable period in 2009.  Additionally, financing proceeds increased due to obtaining new financing for four of our wholly owned multifamily communities from our credit facility as well as a financing for one of our wholly owned multifamily communities. The acquisitions of these communities were initially funded entirely with cash and then financed, resulting in net proceeds of approximately $35.8 million.  For the nine months ended September 30, 2010, distributions increased due to higher distribution rates and increased common stock outstanding from our Initial Public Offering as compared to the nine months ended September 30, 2009.  Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% (based on a $10 share price) in March 2009, resulting in increased distributions during 2010.

Our board of directors has declared an annual distribution rate of 7.0% for the period through August 31, 2010, and an annualized distribution rate of 6.0% for the period from September 1, 2010 to September 30, 2010 as well as the fourth quarter of 2010. The annual distribution rate, in each case, is based upon a $10 share price. We expect our total distributions declared to continue to rise, even with the lower distribution rate, because of the growing number of shares outstanding as we make continued sales under our Initial Public Offering; though the lower distribution rate will allow a higher proportion of our distribution to be funded from earnings or cash flow from operating activities than would be the case with the prior distribution rate. We expect to fund increased distributions from earnings and cash flow on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering.

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

In June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning in the month of September 2010.  Although there continues to be favorable fundamentals in our targeted multifamily investments, the board took this action in light of compression in capitalization rates due mainly from increased demand from multifamily investors.  As noted above, the lower distribution rate will allow a higher proportion of our distribution to be funded from earnings or cash flow from operating activities than would be the case with the prior distribution rate.

Short-Term Liquidity and Short-Term Debt

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering and our credit facility. As of September 30, 2010, our cash and cash equivalents balance was $64.1 million, compared to $77.5 million as of December 31, 2009. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering.  As of September 30, 2010, we sold approximately 82.1 million shares (including DRIP) of our common stock with gross proceeds of approximately $817.4 million.  For the three and nine months ended September 30, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $86.5 million and $387.0 million, respectively.  For the three and nine months ended September 30, 2009, we received gross proceeds of approximately $101.3 million and $268.4 million, respectively.  We also expect our 2010 operating cash flows to increase from a full year of operations from our 2009 acquisitions and as additional investments are added to our portfolio.

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

On March 26, 2010, we closed on a $150 million credit facility. We intend to use the facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the fundings. When we have excess cash, we have the option to pay down the facility. Based on the value of the collateral currently pledged under the facility, we may draw approximately $107 million more as of September 30, 2010; however, future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. Also, we intend to increase the borrowing capacity by adding future wholly owned acquisitions to the facility’s collateral pool. The carrying amount of the credit facility and the weighted average interest rate for different periods is summarized as follows (amounts in millions):

	As of September 30, 2010		For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
	Amount	Weighted Average	Average Amount	Weighted Average	Maximum Amount	Average Amount	Weighted Average	Maximum Amount
Credit Facility Borrowings	$20.0	2.3%	$40.5	2.4%	$65.0	$18.9	2.4%	$65.0

The range of our outstanding balances were $0 to $65.0 million for the nine months ended September 30, 2010. The balances fluctuate during the quarter and 2010 due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

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

During the third quarter of 2010 and through October 31, 2010, gross proceeds raised from our Initial Public Offering have been trending down. In the first two quarters of 2010, gross proceeds raised averaged $144.1 million per quarter. For the third quarter of 2010 and the month of October 2010, gross proceeds raised were $78.2 million and $23.6 million, respectively. For the third quarter of 2009 and the month of October 2009, gross proceeds raised were $98.6 million and $40.9 million, respectively.  The stock sales trends have not had an effect on our operations. Future stock sales are difficult to forecast but should we end our Initial Public Offering in 2011 we would expect our stock sales to increase as investors who typically wait until the end of the offering period decide to invest. There is no assurance that this trend will continue for our Initial Public Offering.

We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through September 30, 2010, we and the BHMP Co-Investment Partner have contributed approximately $337.2 million and $254.5 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of September 30, 2010, approximately $45.5 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of September 30, 2010, if the remaining BHMP Co-Investment Partner funding commitment is drawn on, our share would be approximately $16.7 million to BHMP CO-JVs. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering.

As of September 30, 2010, we and our BHMP CO-Investment Partner have six equity investments in Property Entities that include other third party partners. These Property Entities have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the third party partners. Where third party partners have obligations to fund their share of commitments, we believe these parties have the resources to meet their share of these obligations. However, in the event that these parties are unable to meet their share of joint venture obligations, there could be adverse consequences to the operations of the respective multifamily community and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant but we believe would be funded from the sources described under this heading.

For each equity investment, we will also evaluate the use of new or existing property debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third-party partners.  Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.  If property debt is used on wholly owned properties, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been used as construction financing for five Property Entities and permanent mortgage loans for 11 multifamily communities.  Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital.  Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We will generally seek non-recourse financing, particularly for stabilized communities.  As of September 30, 2010, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of September 30, 2010, the total carrying amount of debt, including our approximate share is summarized as follows (amounts in millions):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share
Company Level:
Permanent mortgages — fixed interest rates	$93.5	4.78%	2013 to 2017	$93.5
Credit facility	20.0	Monthly LIBOR + 2.08%	2017	20.0

BHMP CO-JV Level:
Permanent mortgages — fixed interest rates	275.2	4.42%	2013 to 2020	154.8

Property Entity Level:
Construction loans — variable interest rates	291.0	Monthly LIBOR + 2.28%	2010 to 2013	98.0
Permanent mortgages — fixed interest rates	23.0	6.46%	2013	11.8
Total	$702.7			$378.1

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

•                              Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2010, we believe the respective borrowers were in compliance with these covenants.

Contractual principal payments for mortgages and construction loans for each of the five years from September 30, 2010 are as follows (in millions):

	Company Level	BHMP CO-JV Level	Property Entity Level
October — December 2010	$0.1	$0.3	$71.9
2011	$0.6	$1.3	$133.7
2012	$0.6	$1.7	$33.5
2013	$25.1	$56.7	$74.9
2014	$—	$0.4	$—
2015 and thereafter	$67.1	$214.9	$—

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

As of September 30, 2010, the BHMP CO-JVs had $291.0 million of construction financing held by five Property Entities. These construction loans are the responsibility of the Property Entity with three of these construction loans having guarantees provided by third party developers. Although not a responsibility of the BHMP CO-JV or us, during 2009 and through the third quarter of 2010, the BHMP CO-JVs have made investments in four Property Entities to retire or partially pay down the construction loans. Our share of these loan payments by BHMP CO-JVs were approximately $47.1 million. Generally, the instances where the entire loans were paid off were due to situations where the BHMP CO-JV was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the BHMP CO-JV acquired less than 100% of the ownership in a community and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involve different lenders and investors, the BHMP CO-JVs may decide to make additional investments in the remaining five multifamily communities with construction loans. Our share of these investments could be material and we would expect to use proceeds from our Initial Public Offering to fund any such amounts. Such fundings could affect our ability to make other investments.

In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of September 30, 2010, the weighted average interest rate on our wholly owned communities fixed interest financings was 4.78%.  During the nine months ended September 30, 2010, we assumed or closed on $42.5 million of financing collateralized by our real estate investment in Acacia on Santa Rosa Creek and Mariposa Loft Apartments.  The mortgage loans payable have a term of three and seven years with principal and interest or interest-only payments at a weighted average fixed interest rate of 4.85%.

As of September 30, 2010, the weighted average interest rate on BHMP CO-JV fixed interest financings was 4.42%.  During the nine months ended September 30, 2010, eight BHMP CO-JVs closed mortgage financings of $190.0 million. These mortgage loan payables have an initial term of five to ten years with a weighted average fixed interest rate of 4.17%.

We also evaluate existing financing terms in light of current market terms.  If more favorable terms can be obtained, considering prepayment costs and availability and costs of refinancing, we may also prepay existing debt.  In July 2010, the Halstead BHMP CO-JV gave notice to the mortgage lender to payoff its mortgage loan in full payable at a par price of $24.0 million without penalty.  The mortgage loan payable, which carried a face rate of 6.17%, was paid off in September 2010. In October 2010, the Halstead BHMP CO-JV obtained a new mortgage loan for $15.7 million with a lower effective interest rate of 3.79%.  If other opportunities become available, we expect to use proceeds from our Initial Public Offering and other sources described in this section to fund any such refinancing.

As of September 30, 2010, we currently have one wholly owned community with a carrying value of approximately $54.6 million that is not encumbered by any secured debt.  In addition, four BHMP CO-JVs have wholly owned communities with total carrying values of approximately $150.6 million that are not encumbered by any secured debt.  We currently intend to obtain secured financing for each of these multifamily communities.

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

For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will also evaluate requirements for capital expenditures.  As of September 30, 2010, of the 28 multifamily communities in which we have equity investments, four are BHMP CO-JVs multifamily communities in Property Entities with ongoing, insignificant construction expenditures which are anticipated to be funded from existing construction financing. We also have invested through BHMP CO-JVs in two multifamily communities in lease up that are not encumbered with debt.  We expect to place permanent mortgage financing on these multifamily communities after stabilization.  Also related to our recent investment in the 4550 Cherry Creek BHMP CO-JV, we expect to make deferred maintenance expenditures of $1 to 2 million.  We substantially funded our share of these expenditures at the inception of the BHMP CO-JVs.  For the remaining multifamily communities, due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JV or the Property Entities’ cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of September 30, 2010, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

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

The distributions funded with cash for the nine months ended September 30, 2010 and 2009 were approximately $18.5 million and $7.6 million, respectively.  Distributions funded through the issuance of shares under our DRIP for the nine months ended September 30, 2010 and 2009 were approximately $20.4 million and $4.9 million, respectively.  For the nine months ended September 30, 2010 and 2009, cash flow from operating activities was $1.2 million and $0.2 million, respectively. For the nine months ended September 30, 2010 and 2009, distributions to stockholders funded with cash exceeded cash flow from operating activities by $17.3 million and $7.4 million, respectively. Such differences were funded from proceeds from our Initial Public Offering.

The following tables show the distributions paid and declared for the nine months ended September 30, 2010 and 2009 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid
2010	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Third Quarter	$7.3	$8.3	$15.6	$1.3	$15.3	$0.168
Second Quarter	6.2	6.9	13.1	0.4	13.9	0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173
Total	$18.5	$20.4	$38.9	$1.2	$40.3	$0.516

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Third Quarter	$3.2	$2.7	$5.9	$(1.5)	$6.5	$0.177
Second Quarter	2.5	1.6	4.1	1.1	4.6	0.175
First Quarter	1.9	0.6	2.5	0.6	2.9	0.165
Total	$7.6	$4.9	$12.5	$0.2	$14.0	$0.517

The amount by which our distributions paid exceeded cash flow from operating activities for the nine months ended September 30, 2010 increased from the nine months ended September 30, 2009, due to (i) acquisition expenses associated with increased acquisition activity included in cash flow from operating activities, (ii) increased investments in multifamily communities in lease up and (iii) proceeds raised from our Initial Public Offering (which resulted in additional shares on which distributions are paid).  Acquisition expenses included in cash flow from operating activities for nine months ended September 30, 2010 and 2009 were approximately $9.3 million and $3.6 million, respectively. Acquisition expenses are funded from the proceeds from our Initial Public Offering.  See the section above entitled “Results of Operations” for our discussion of operating results and trends related to multifamily communities in lease up.

Over the long term, as we raise capital and invest in income producing multifamily communities, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned multifamily communities prior to deductions for acquisition expenses. In addition to these projected results from increased investments, in June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning the month of September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for increases in the fee depending on achieving certain MFFO per share thresholds). Each of these changes will increase the proportion of our distributions to be paid from cash flows from operating activities in the future than would otherwise be the case without these changes.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures.  As of September 30, 2010, we have 22 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting.  None of these investments are variable interest entities and are reported on the equity basis of accounting because we do not have a controlling interest in the entity.  See the “Critical Accounting Policies and Estimates” section below for additional discussions of our consolidation polices and critical assumptions.

As of September 30, 2010, the consolidated subsidiaries of BHMP CO-JVs are subject to senior mortgage loans as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level borrowings, all of which are mortgage loans (amounts in millions):

BHMP CO-JV Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Waterford Place	$59.2	10-year amortizing	4.83% - Fixed	May 2013 (1) (2)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015 (1)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015 (1)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015 (1)
Burroughs’s Mill Apartment Homes	26.0	Interest-only	5.29% - Fixed	October 2016 (1) (3)
Fitzhugh Urban Flats	28.0	Interest-only	4.35% - Fixed	August 2017 (1)
The Eclipse	20.8	Interest-only	4.46% - Fixed	September 2017 (1)
Briar Forest Lofts	21.0	Interest-only	4.46% - Fixed	September 2017 (1)
Tupelo Alley	19.3	Interest-only	3.58% - Fixed	October 2017 (1)
Forty55 Lofts	25.5	Interest-only	3.90% - Fixed	October 2020 (1)
Total	$275.2

As of September 30, 2010, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to construction and mortgage loans as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level borrowings (amounts in millions):

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey’s Crossing	$69.8	Interest-only	Monthly LIBOR+ 275 bps	November 2011 (2) (3) (4)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013 (1)
55 Hundred	52.7	Interest-only	Monthly LIBOR+ 300 bps	November 2013 (2) (3) (4)
Total	$145.5

(1)   These loans may generally not be prepaid without the consent of the lender and/or payment of a prepayment penalty.

(2)   These loans may be eligible for extension periods of up to two years, subject to certain conditions that may include certain fees and the commencement of monthly principal payments.

(3)   These loans may generally be prepaid in full or in part without penalty.

(4)   Construction loan.

As of September 30, 2010, five of the BHMP CO-JVs had mezzanine or mortgage loan investments outstanding in Property Entities.  These Property Entities and their affiliates have provided the BHMP CO-JVs with collateral interests in the underlying properties, development projects, improvements, their interests in the Property Entities and/or financial and performance guarantees of the developer and certain of its affiliates.  These Property Entities have also obtained additional financing that is senior to the BHMP CO-JV mezzanine or mortgage loan investments, including for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have contractual obligations related to our mortgage loan payables and credit facility.  The following table summarizes our primary contractual obligations as of September 30, 2010 (amounts in millions):

Mortgage loan	Total	October – December 2010	2011	2012	2013	2014	Thereafter
Principal payments	$93.5	$0.1	$0.6	$0.6	$25.1	$—	$67.1
Interest expense	23.3	1.1	4.5	4.4	3.6	3.2	6.5
	116.8	1.2	5.1	5.0	28.7	3.2	73.6

Credit Facility (1)
Principal payments	20.0	—	—	—	—	—	20.0
Interest expense and fees	17.6	0.7	2.7	2.7	2.7	2.7	6.1
	37.6	0.7	2.7	2.7	2.7	2.7	26.1
Total	$154.4	$1.9	$7.8	$7.7	$31.4	$5.9	$99.7

(1)          The principal amounts provided for our credit facility are based on amounts outstanding as of September 30, 2010, which are currently not due until final maturity of the credit facility.  If we are able to include additional collateral, we expect to increase the contractual principal obligations in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of September 30, 2010 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2010, no such offers are outstanding.

The Bailey’s Crossing and The Cameron BHMP CO-JVs may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partners were to exercise their rights to put their interests to the BHMP CO-JVs. The obligations are for defined periods ranging from one to three years.  As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partners’ combined invested capital as of September 30, 2010 is approximately $22.1 million.  Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million.

During 2010, the Grand Reserve BHMP CO-JV exercised its right to cancel a contingent sell option held by the developer in the Property Entity.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, recognizing a portion of the collections from deferred lease revenues. As of September 30, 2010 and December 31, 2009, we have approximately $16.2 million and $15.2 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

Our board of directors has authorized a share redemption program. During the three months ended September 30, 2010, our board of directors approved redemptions for 657,412 shares of common stock for approximately $5.7 million. During the nine months ended September 30, 2010, our board of directors approved redemptions for 1,215,647 shares of common stock for approximately $10.5 million. We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering.

On October 7, 2010, we acquired a wholly owned multifamily community, located in Atlanta, Georgia, from an unaffiliated seller.  The purchase price was approximately $40.4 million, excluding closing costs. Acquisition expenses of approximately $0.8 million were recognized for the acquisition.  No mortgage debt was assumed in the acquisition.

Subsequent to the quarter ended September 30, 2010, we entered into purchase and sale agreements for two multifamily communities for a total purchase price of approximately $80.9 million, excluding closing costs.  As of November 15, 2010, we have made a total of $2.0 million in earnest money deposits on these multifamily communities.  If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (i) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (ii) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (iii) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (iv) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

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

In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) which excludes from FFO acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                                          Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisition costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those incurred with our Advisor or third parties.

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

Our total MFFO increased by approximately $4.4 million and $7.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the comparable periods in 2009.  These increases are due to our acquisitions of six wholly owned communities and 12 investments in BHMP CO-JVs that own stabilized communities, and improved occupancy and operating performances in lease up properties, primarily Forty55 Lofts, The Eclipse, Satori and The Venue.

For the three and nine months ended September 30, 2010, MFFO per share was impacted by the increase in net proceeds realized from our Initial Public Offering. A portion of the proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in multifamily communities.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher-earning multifamily community investments consistent with our investment policies.

Our MFFO was also impacted by our real estate investments in development and lease ups. Until these investments reach stabilization, property operating costs and interest expense in excess of rental revenue will adversely impact MFFO per share. We believe our investment basis in these multifamily communities is favorable.  For example, our BHMP CO-JVs’ investments in Forty55 Lofts, San Sebastian and Cyan/PDX, high quality projects acquired at below-replacement value, required a lease up period to achieve stabilization.  When stabilized, these assets will be well positioned for long-term returns. We believe these investments and our other development investments will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings. See the “Results of Operations” section above for a quantification of the results of our lease ups and development investments.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(10.4)	$(3.9)	$(28.2)	$(3.3)
Real estate depreciation and amortization	12.5	1.3	29.1	2.0
FFO	2.1	(2.6)	0.9	(1.3)

Acquisition expenses	3.2	3.5	9.3	3.6
MFFO	$5.3	$0.9	$10.2	$2.3

GAAP weighted average common shares	91.3	36.7	78.5	26.9
MFFO per share	$0.06	$0.03	$0.13	$0.09

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

The following additional information is presented in evaluating the presentation of net loss in accordance with GAAP and our calculations of FFO and MFFO:

•                  For the three and nine months ended September 30, 2010, our share of the gain related to the acquisition of a controlling interest by The Venue BHMP CO-JV was approximately $0.7 million.

•                  For the three and nine months ended September 30, 2010, cash collected exceeded straight line revenue adjustments of $1.7 million and $1.2 million, respectively. For the three and nine months ended September 30, 2009, cash collected exceeded straight line revenue adjustments of $1.5 million and $1.5 million, respectively.

•                  For the three and nine months ended September 30, 2010, our share of the net gain related to the Halstead BHMP CO-JV early extinguishment of debt was approximately $0.1 million, respectively.

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), accounting for notes receivable, the allocation of the purchase price of acquired properties, evaluating our real estate-related investments for impairment and estimates of amounts due for offering costs.

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

There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon factors such as the type of financing, status of operations and entity structure and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very large percentage, our Advisor will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers.  The evaluation will also consider the relation of these parties’ rights to their economic participation in benefits or obligation to absorb losses.  As partnership and other governance agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

For VIEs and other investments, we must evaluate whether we have control of an entity. Such evaluation includes judgments in determining if provisions in governing agreements provide control of activities that will impact the entity or are protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation also includes an assessment of multiple governance terms, including their economic effect to the operations of the entity, how relevant the terms are to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

Notes Receivable

We and our Co-Investment Ventures report notes receivable at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

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

Notes receivables are assessed for impairment. Based on specific circumstances we determine the probability that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts including factors such as the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project’s financial viability and other collateral; the length of time and extent of the condition; and our or the Co-Investment Venture’s intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture’s (all of which have been made through BHMP CO-JVs)

investment in the loan and the present value of the estimated cash flows discounted at the loan’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property’s fair value as a basis for the impairment.

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

Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2010, all of our Co-Investment Ventures are BHMP CO-JVs.  We are the manager of each BHMP CO-JV’s affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner.  In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (i) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (ii) selling any additional interests in the BHMP CO-JV, (iii) approving initial and annual operating plans and capital expenditures or (iv) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000.  As a result of the equal substantive participating rights possessed by each partner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and reduced when distributions are received.

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

Real Estate and Other Related Intangibles

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we allocate the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships, to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values.  Identified intangible assets and liabilities consist of the fair value of above-market and below-market leases, in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimates of current-market lease rates for the corresponding in-place leases, measured over a period equal to (1) the remaining non-cancelable lease term for above-market leases, or (2) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

We make assumptions and estimates in determining the purchase price and the allocation of the price, including fair value inputs for contractual agreements, cash flow projections, market rental rates, physical and economic obsolescence, lease-up periods and discount rates.  For many of these inputs there is no market price for the same or similar asset or liability and accordingly judgment is required to determine amounts from the perspective of market participants. A change in these assumptions or estimates could result in changes to amounts of assets or liabilities or in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense, rental income, or other income or expense categories.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Offering Costs

In determining the amount of offering costs to charge against additional paid in capital, we make estimates of the amount of the expected offering costs to be paid to our Advisor. This estimate is based on our assessment for the time period of the offering, including any follow-on offerings, and the amount of shares sold during those periods. Our assumptions are based on current share sales trends and comparisons to other similar initial public offerings, including those sponsored by Behringer Harvard Holdings, LLC. A change in these estimates and assumptions could affect the amount of our additional paid in capital and recognition of amounts due to or from our Advisor.

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

As of September 30, 2010, we had approximately $93.5 million of outstanding debt on our wholly owned communities at a weighted average, fixed interest rate of approximately 4.78%. Our BHMP CO-JVs with wholly owned communities and our BHMP CO-JVs with equity in Property Entities had borrowed aggregate senior debt of approximately $275.2 million and $314.0 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us).  Of this amount, approximately $298.2 million was at fixed interest rates with a weighted average of approximately 4.6% and $291.0 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.3%.

As of September 30, 2010, we have only one wholly owned note receivable with a carrying value of approximately $2.6 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $77.4 million, all of which were at fixed rates, with a weighted average interest rate of approximately 10.7%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2010, we did not have any loans receivable or real estate securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our wholly owned multifamily communities, which as of September 30, 2010 related only to our credit facility, and our wholly owned cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2010 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Credit facility interest expense	$(0.3)	$(0.2)	$(0.1)
Cash investments	1.0	0.6	0.3
Total	$0.7	$0.4	$0.2

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2010.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

Please see the risks factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. The following risk factor updates, supersedes and replaces, as appropriate, the risk factor under the similar heading in our Annual Report on Form 10-K.

We and the other public Behringer Harvard sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

For the year ended December 31, 2009 and the nine months ended September 30, 2010, we had net losses of $8.3 million and $28.2 million, respectively.  Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization . In addition, depreciation and amortization expenses substantially reduced our income. Due to recent changes in accounting principles generally accepted in the United States which were effective in 2009, acquisition expenses now also reduce income (prior to 2009 such expenses were capitalized). Historically, other public programs sponsored by affiliates of our advisor have also experienced losses, especially during the early periods of their operation. For the reasons described above, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Initial Public Offering.  As of September 30, 2010, we had sold approximately 82.1 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $817.4 million.

From the commencement of the Initial Public Offering through September 30, 2010, we incurred expenses of approximately $95.6 million in connection with the issuance and distribution of the registered securities pursuant to the offering all of which was paid to our advisor.

From the commencement of the Initial Public Offering through September 30, 2010, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were approximately $721.8 million.  From the commencement of the Initial Public Offering through September 30, 2010, we had used approximately $686.5 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $16.8 million was paid to our advisor, Behringer Harvard Multifamily Advisors I, as acquisition and advisory fees and acquisition expense reimbursement.

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

During the three months ended September 30, 2010, our board of directors approved the redemption of shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	—	—	—
September (1)	657,412	8.68	657,412	(2)
	657,412	$8.68	657,412

(1)          The September 2010 redemptions were paid in October 2010.

(2)          A description of the maximum number of shares that may be purchased under our redemption program is included           in the narrative preceding this table.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.  Other Information.

On November 11, 2010, we entered into a letter agreement with our Advisor pursuant to which our Advisor deferred until no later than March 31, 2011 our obligation to reimburse it for organization and offering expenses paid or incurred by it in connection with our Initial Public Offering.  As of September 30, 2010, $2.7 million of such reimbursement was accrued and unpaid.

Item 6.      Exhibits.

Ex.	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2010
4.1

Subscription Agreement, incorporated by reference to Exhibit A to the Company’s Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414

4.2

Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit B to the Company’s Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414

4.3

Amended and Restated Automatic Purchase Plan, incorporated by reference to Exhibit C to the Company’s Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on November 13, 2009
4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008, Commission File No. 333-148414

10.1

Membership Interests Purchase Agreement by and between Lakeshore Aqua Rental LLC and Magellan Aqua LLC as seller and Behringer Harvard Multifamily OP I LP as buyer, dated September 3, 2010, incorporated by reference to Exhibit 10.49 to the Company’s Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414

10.2

First Amendment to Membership Interests Purchase Agreement by and between Lakeshore Aqua Rental LLC and Magellan Aqua LLC as seller and Behringer Harvard Multifamily OP I LP as buyer, dated September 22, 2010, incorporated by reference to Exhibit 10.50 to the Company’s Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414

10.3*	Letter Agreement, dated November 11, 2010, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 15, 2010	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)