Form 10-K
period 2010-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2011-03-25
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the Registrant's common stock, the Registrant is conducting an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $874.8 million, assuming a market value of $10.00 per share.

         As of February 28, 2011, the Registrant had 108,815,118 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
FORM 10-K
Year Ended December 31, 2010

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rate trends, capital markets, and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

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

  •
  our level and the availability of debt and the terms and limitations imposed on us by our debt agreements;

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

  •
  unfavorable changes in laws, taxation or regulations impacting our business, our assets or our key relationships; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

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

PART I

Item 1.    Business

Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2010, we believe we are in compliance with all applicable REIT requirements.

        We invest in and operate high quality multifamily communities. These multifamily communities include conventional, multifamily assets, such as mid-rise, high-rise, garden style properties, and age-restricted properties, typically requiring residents to be age 55 or older. We may also invest in other types of multifamily communities, such as student housing. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, in lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007 and, as of December 31, 2010, we have made investments in 33 multifamily communities of which 26 are stabilized operating properties and seven are in various stages of lease up. We have made and intend to continue making equity and debt investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc."), owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC, ("Behringer Harvard Holdings") and is used by permission.

Offerings of our Common Stock

        We are authorized to issue 875,000,000 shares of common stock, 1,000 shares of non-participating, non-voting convertible stock and 124,999,000 shares of preferred stock. All shares of our stock have a par value of $0.0001 per share. On August 4, 2006 (our date of inception), we sold 1,249 shares of our common stock to Behringer Harvard Holdings for $10,004 in cash. On November 28, 2007, we sold an additional 23,720 shares of our common stock to Behringer Harvard Holdings for cash of $189,997.

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

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP. As of December 31, 2010, we have sold a total of approximately 90.8 million shares of common stock and raised a total of approximately $903.3 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $800.6 million.

        As of December 31, 2010, we have issued approximately 105.0 million shares of our common stock, including 3.9 million shares through the DRIP, 24,969 shares owned by Behringer Harvard Holdings and 6,000 shares of restricted stock issued to our independent directors in connection with serving as a director. As of December 31, 2010, we have redeemed 2.1 million shares of our common stock and had approximately 102.9 million shares of our common stock outstanding. As of December 31, 2010, we have 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding. Aggregate gross offering proceeds from our offerings total approximately $1.0 billion, and net proceeds, after selling commissions, dealer manager fees, and organization and offering expenses, total approximately $896.5 million.

        Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011. All subscription payments from non-custodial accounts (generally individual, joint and trust accounts), must be received in good order by our transfer agent no later than July 31, 2011 under subscription agreements dated no later than July 31, 2011. Investments by custodial held accounts (such as IRA, Roth IRA, SEP, and 401(k) accounts) must be under subscription agreements dated no later than July 31, 2011, and the subscription agreements and funds must be received in good order by our transfer agent no later than August 31, 2011. Notwithstanding the foregoing, we may, in our sole discretion, in order to accommodate the operational needs of any participating broker-dealer, allow for the receipt of payments or corrections of subscriptions not in good order in respect of any such subscription agreement dated no later than July 31, 2011 to a date no later than the last day we may legally accept subscription agreements under our Registration Statement for such shares.

        In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle. These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae, Freddie Mac and other financing providers, such as banks and insurance companies.

        We plan to continue to offer shares under our DRIP beyond the above dates. In addition, our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP, in which case we will notify participants in the plan of such extension. In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate the DRIP offering at any time.

        Through the remaining term of the primary portion of our Initial Public Offering, we will admit new stockholders at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments including but not limited to money market accounts and FDIC-insured deposits.

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

2010 Highlights

        Key transactions and highlights for 2010 included:

  •
  We issued approximately 47.6 million shares in our Initial Public Offering (including shares issued pursuant to the DRIP and excluding any redemptions for the period), resulting in gross proceeds to us of approximately $472.9 million;

  •
  We paid cash distributions of $25.1 million and distributed $28.2 million by issuing shares under our DRIP, which together constitutes an annualized distribution rate of 6.7% (based on a purchase price of $10 per share);

  •
  The combined rental revenues for all multifamily communities, in which we have an equity interest, increased from $17.4 million in 2009 to $101.9 million ($32.6 million from fully consolidated communities and $69.3 million from unconsolidated joint ventures) in 2010;

  •
  Our investments during 2010 included:

  •
  Seven wholly owned multifamily community investments in California, Georgia, Illinois, Texas and Virginia for an aggregate purchase price of approximately $401.1 million, excluding closing costs;

  •
  Six new investments in Co-Investment Ventures for which our share of the purchase price was an aggregate of approximately $159.8 million. The Co-Investment Ventures acquired multifamily communities in Colorado, Florida, Oregon, and Texas;

  •
  Increases in our equity ownership interests in three existing investments in multifamily communities held by our Co-Investment Ventures for which we invested approximately $23.6 million. The Co-Investment Ventures invested additional equity and converted existing mezzanine loans to equity;

    •
    We now have equity and debt investment interests in 33 multifamily communities, 23 of which are unconsolidated joint ventures, with 9,429 units and a total real estate cost of approximately $1.9 billion.

  •
  We and our Co-Investment Ventures obtained new financing for ten wholly owned and unconsolidated joint venture multifamily communities of $221.5 million at a weighted average fixed rate of 4.22%; and

  •
  Increased modified funds from operations ("MFFO") to $18.7 million in 2010 from $4.6 million in 2009 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for a discussion regarding MFFO, including an explanation of the year over year growth in MFFO).

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

Investment Policies

        Our investment strategy is designed primarily to make investments in high quality multifamily assets, with a particular focus on acquiring high quality multifamily communities that will produce rental income and will appreciate in value within our targeted life. We intend to acquire a diversified portfolio of core and more opportunistic assets on our own or through Co-Investment Ventures using multiple strategies. These strategies may include acquisitions of existing multifamily stabilized assets that are generating income, assets in the lease up phase, assets that may benefit from enhancement or repositioning and development assets. Some of these multifamily communities may contain retail space, which are positioned as an amenity to the multifamily community and not a separate line of business. We may also invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or acquire investments in mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, or in entities that make investments similar to the foregoing. We may invest in other types of commercial real estate, including but not limited to, mixed use developments where multifamily is a portion of the mixed use development. As of December 31, 2010, all of our investments have been made in multifamily communities located in top 50 Metropolitan Statistical Areas ("MSA") and we have not made any international investments. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

        As part of our long-term investment strategy to acquire high quality multifamily communities, as of December 31, 2010, we have made 23 of our real estate and real estate-related investments by investing in Co-Investment Ventures. We believe this strategy allows us to increase the number of our investments, thereby providing greater portfolio diversification, and to participate in larger real estate investments, thereby providing greater access to high quality investment opportunities. To accomplish this strategy, we have and intend to continue to enter into additional Co-Investment Ventures that invest in equity interests, mortgage, mezzanine or other loans, or other Co-Investment Ventures to acquire, develop or improve properties with third parties or certain affiliates of our Advisor, including real estate limited partnerships and REITs sponsored by affiliates of our Advisor. Our Co-Investment Ventures may be with large institutional entities with significant holdings.

        Recent market conditions have provided us, and may continue to provide us, with opportunities for investments in core properties, which are producing stabilized rental income. These investments have less uncertainty because projecting occupancy and rental rates is more quantifiable and financing is currently available at satisfactory terms. Investments in unstabilized properties, such as those in lease up, or development or redevelopment projects will be based on underwriting assumptions that include market assessments of current rental rates and occupancies and higher total return expectations. In particular, for investments that are substantially constructed but are in lease up, we expect to achieve higher returns than comparable stabilized properties, but with less completion and financing risk than new developments. These may be structured as Co-Investment Ventures or wholly owned investments.

        We have and may continue to make loans primarily during the development phase of multifamily community projects. Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects while, in some cases, providing the opportunity, at our discretion, to invest in the long-term equity of the projects. In these situations we may have the option of converting our loan investment into an equity position or an increased equity position, where we would participate in operating earnings and would attempt to realize value appreciation upon the sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher-quality portfolio over the longer term.

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

        In addition to current returns, we will look to acquire multifamily communities that we believe will also generate a competitive growth component for total returns. Our strategy will be to seek out investments with high quality construction and amenities that are trading below historical replacement costs. In particular, as of December 31, 2010, we have interests in three high quality multifamily communities that were originally built as condominium developments but the units were never sold. We acquired these newly constructed communities at substantial discounts to their construction costs. Through our strategy of operating these as multifamily communities, we expect the higher condominium quality finishes and amenities to produce higher operating returns, while our lower basis may provide significant appreciation. If current economic conditions persist, we expect that the tight capital markets and opportunities from distressed sellers will enable us to acquire more of these types of assets that meet our investment criteria.

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

Co-Investment Ventures

        As of December 31, 2010, we have invested in 33 multifamily communities, 23 of which we have invested in through Co-Investment Ventures. As of December 31, 2010, all of our Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

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

        Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV's investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV's investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy-sell rights. The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own a single multifamily operating or development community. The collective group of these operating property entities or development entities is collectively referred to herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        As of December 31, 2010, three of our 23 BHMP CO-JVs have made mezzanine or mortgage loan investments in Property Entities. These BHMP CO-JVs are dependent on the applicable Property Entity borrowers to pay contractual interest and other obligations. In addition, as of December 31, 2010, 21 of our 23 BHMP CO-JVs have made equity investments in Property Entities that are operating or developing multifamily communities. Of the 21 equity investments, 16 are wholly owned by the BHMP CO-JV and five are investments in Property Entities. All of these BHMP CO-JVs are dependent on individual multifamily residents to pay contractual rents. See Item 2, "Properties" of this Annual Report on Form 10-K for a description of each of these investments.

Borrowing Policies

        Our board of directors has adopted policies to generally limit our consolidated borrowings. Our consolidated borrowings shall not exceed 300% of our adjusted consolidated net assets. For these purposes we define adjusted consolidated net assets as our consolidated net equity less certain intangibles plus accumulated property and finance related depreciation and amortization. Also, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to unconsolidated investments of individual real estate assets and only will apply once we have ceased raising capital under the Initial Public Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of a particular real estate asset we acquire, to the extent our board of directors determines that borrowing this amount is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals.

        As of December 31, 2010, we have $157.4 million in consolidated borrowings, which represents less than 21% of our adjusted consolidated net assets and 29% of the carrying value of our real estate assets. Accordingly, as of December 31, 2010, these borrowing policies have not constrained our ability to incur debt. Should we incur additional consolidated borrowings, the board of directors may in their discretion modify these limits if they determine there is substantial justification that borrowings of a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. Following the investment of the proceeds to be raised in the Initial Public Offering, we will seek a long term leverage ratio of approximately 50% to 60% upon stabilization of our portfolio.

        As with our investment policies, the current state of the capital markets may require us to take a very flexible policy to borrowings in the short term in order to achieve our long term objectives. Generally, a higher spread between capitalization rates and financing rates will accommodate higher leverage and lower spreads will necessitate lower leverage. Accordingly, notwithstanding the above policies, depending on these and other market conditions and the current life cycle of an acquired property, we may have higher or lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to have relatively less financing in our Co-Investment Ventures or Property Entity properties. On an on-going basis we will also continue to evaluate both the individual and portfolio maturity terms. In certain market conditions and for certain assets, we may elect to extend maturities or increase leverage for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer properties. Depending on the market capitalization rates and interest rates, this may result in lower net returns on our investments.

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

        Distributions have and will continue to be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deems relevant. The board's discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period in an attempt to make distributions relatively uniform. Our board of directors currently declares distributions on a monthly or quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

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

Period	Approximate Amount Per Share (Rounded)
September 1, 2010 - December 31, 2010	$0.001643800
March 1, 2009 - August 31, 2010	$0.001917800
October 1, 2008 - February 28, 2009	$0.001780800
December 1, 2007 - September 30, 2008	$0.001013699
July 1, 2007 - November 30, 2007	$0.000986301

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

        We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

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

Item 1A.    Risk Factors

        The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to an Investment in Behringer Harvard Multifamily REIT I

There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the offering price.

        There is no public market for the shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. Therefore, you should purchase the shares only as a long-term investment. The minimum purchase requirements and suitability standards imposed on prospective investors in the Initial Public Offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares. Moreover, our board of directors has approved the share redemption program. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.

The prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer may not be an indication of our future results.

        You should not rely upon the past performance of other real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer, our Chairman of the Board and director, to predict our future results. Accordingly, the prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Mr. Behringer may not be indicative of our future results.

We and the other public Behringer Harvard sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

        For the years ended December 31, 2010 and 2009, we had net losses of $34.6 million and $8.3 million, respectively. Our losses can be attributed, in part, to depreciation and amortization of operating properties and related intangibles. Also beginning in 2009, many acquisition costs, which prior to 2009 were generally capitalized, are expensed. Historically, other public programs sponsored by affiliates of our Advisor have also experienced losses, especially during the early periods of their operation. For the reasons described above, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager, the selection of multifamily community residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. The more shares we sell in the Initial Public Offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor and the performance of the property manager. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms.

        We could suffer from delays in locating suitable investments as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.

        Additionally, as a public Registrant, we are subject to the ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire and investments we make in real estate-related assets. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment. As a result, we may not be able to acquire certain properties or real estate-related assets that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements.

        Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

        Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in real properties and real estate-related assets in a timely manner, we will hold the proceeds of the Initial Public Offering in an interest-bearing account, invest the proceeds in short-term, liquid investments, including, but not limited to, money market accounts and FDIC-insured deposits, or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Investors who invest in us earlier in our offering may realize a lower rate of return than later investors.

        There can be no assurances as to when we will begin to generate sufficient cash flow from operating activities to fully fund the payment of distributions. As a result, investors who invest in us before we generate substantial cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operating activities available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects, communities in lease up, or other assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operating activities to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities.

To the extent offering proceeds are used to pay fees to our Advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors may also realize a lower rate of return than investors who invest earlier in this offering.

        Our Advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the our primary offering, assuming we sell the maximum primary offering, no more than $8.70 will be available for investment in real estate, depending primarily upon the number of shares we sell.

        In addition, we have used offering proceeds to fund distributions, and later investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

        The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering.

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

Because this is a blind pool offering and we have not specified properties or real estate-related assets to acquire with additional proceeds from the Initial Public Offering, you will not have the opportunity to evaluate our additional investments before we make them.

        Because we have only made investments in 33 multifamily communities and have not identified any of the additional investments that we may make with proceeds from the Initial Public Offering as of the date of this Annual Report on Form 10-K, we are only able to provide you with information to evaluate our current investments. Future investments will be identified periodically in supplements to our offering prospectus and/or other subsequent filings with the SEC. We will seek to invest substantially all of the offering proceeds available to us for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. Our success is greatly dependent on our ability to successfully invest the proceeds of the Initial Public Offering in additional investments.

If we are unable to raise substantial additional funds in the Initial Public Offering, we will be limited in the number and type of properties and real estate-related assets we may acquire and the return on your investment in us may fluctuate with the performance of the specific investments we make.

        The Initial Public Offering is being made on a "best efforts" basis, whereby the dealer manager and brokers participating in the Initial Public Offering are required to use only their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in the Initial Public Offering. We are dependent on funds from the Initial Public Offering to make additional investments resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our properties and real estate-related assets are located and the types of investments that we acquire. If we do not raise significant additional funds in the Initial Public Offering, the more likely it will be that we cannot achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. As of December 31, 2010, we have made 23 out of 33 of our investments through joint ventures. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single asset. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio. In addition, to the extent that we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman and certain executive officers and other key personnel of us, our Advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our chairman, executive officers and other key personnel of us, our Advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of the executive officers and other key personnel of us, our Advisor and its affiliates, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox and Jeffrey S. Schwaber, and expects to obtain key person insurance on the life of Robert J. Chapman, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve becoming "self-managed" by internalizing our management functions. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor's and property manager's assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our Advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and modified funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

        In addition, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the advisory management agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

        Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. As of December 31, 2010, certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

        We rely on persons employed by our Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of the Advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the Advisor's key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

We have, and may in the future, pay distributions from sources other than our cash flow from operating activities and if we continue to do so, we will have less funds available to make investments and your overall return may be reduced.

        Our organizational documents permit us to fund distributions from any source, such as from the proceeds of our prior private offering, this public offering or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities. The distributions paid in the twelve months ended December 31, 2010 and 2009 were approximately $25.1 million and $11.5 million, respectively. For the twelve months ended December 31, 2010 and 2009, cash flows from operating activities were approximately $2.6 million and $0.2 million, respectively. Accordingly, for the twelve months ended December 31, 2010 and 2009, total distributions exceeded cash flow from operating activities for the same periods, which differences were funded from proceeds from our offerings. If we continue to fund a portion of distributions from the net proceeds from the Initial Public Offering or from additional sources that are other than operating activities, we will have fewer funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

        Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that generally no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees of our Advisor and its affiliates and agents) in some cases, which would decrease the cash otherwise available for distributions to you. We will also purchase and maintain insurance on behalf of all of our directors and officers against liability asserted against or incurred by them in their official capacities with us, whether we are required or have the power to indemnify them against the same liability.

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

If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations and distributions may be artificially high.

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

Because a number of Behringer Harvard sponsored real estate programs use investment strategies that are similar to ours, our Advisor and its and our executive officers will face conflicts of interest relating to the purchase of properties and other real estate-related assets, and such conflicts may not be resolved in our favor.

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. In particular, Behringer Harvard Opportunity REIT II (which is currently conducting an initial public offering) and Behringer Harvard Multifamily REIT II (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which we do not expect to commence its offering until the primary portion of our Initial Public Offering terminates) are seeking to raise significant offering proceeds for investment in a broad range of property types, including multifamily communities. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

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

  •
  property acquisitions from other Behringer Harvard sponsored programs, which might entitle affiliates of our Advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

  •
  property acquisitions from third parties, which entitle our Advisor to acquisition fees and asset management fees;

  •
  borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our Advisor;

  •
  determining the compensation paid to employees for services provided to us, which could be influenced in part by whether the Advisor is reimbursed by us for the related salaries and benefits;

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

        In addition, the terms of our convertible stock allow for its conversion into shares of common stock if we terminate the Advisor prior to the listing of our shares for trading on a national securities exchange other than as a result of the Advisor's material breach of the advisory management agreement. To avoid the additional costs of engaging a new advisor or internalizing advisory functions, our independent directors may decide against terminating the advisory management agreement prior to the listing of our shares or disposition of our investments even if termination of the advisory management agreement would be in our best interest. In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our Advisor can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and its interest in our convertible stock could influence its judgment with respect to listing or liquidating.

Our Advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with affiliates of our sponsor or our Advisor or with other Behringer Harvard sponsored programs, which could result in a disproportionate benefit to affiliates of our sponsor or Advisor or to another Behringer Harvard sponsored program.

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs or with affiliates of our sponsor or Advisor for the acquisition, development or improvement of multifamily or other properties as well as the acquisition of real estate-related investments. These Behringer Harvard sponsored programs are likely to include single-client, institutional-investor accounts in which Behringer Harvard has been engaged by an institutional investor to locate and manage real estate investments on behalf of an institutional investor and with which such sponsor or advisor affiliate may invest. The executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of other Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs. These executive officers will face conflicts of interest in determining which Behringer Harvard sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligation that our Advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard sponsored program or joint venture, our Advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercising buy-sell rights or making other major decisions, and you may face certain additional risks. For example, it is anticipated that Behringer Harvard Short-Term Opportunity Fund I will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        We will face similar risks with respect to joint ventures in which Behringer Harvard Holdings holds a direct or indirect ownership interest, such as co-investments under the Master Co-Investment Arrangement. A wholly owned subsidiary of our sponsor owns a 1% interest in the BHMP Co-Investment Partner, serves as general partner of the BHMP Co-Investment Partner and must consent to any major decision affecting the BHMP Co-Investment Partner, including but not limited to decisions regarding debt financing and property dispositions. The advice we receive from our Advisor, which is controlled by our sponsor, regarding our co-investments with the BHMP Co-Investment Partner may be influenced by our sponsor's interest in the BHMP Co-Investment Partner.

        Because Mr. Behringer and his affiliates indirectly control our sponsor, Advisor and other Behringer Harvard sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and the Initial Public Offering will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and the Initial Public Offering. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs, including (x) other public programs such as Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II (which is also currently raising capital), Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, (y) Behringer Harvard Multifamily REIT II (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which we do not expect to commence its offering until the primary portion of our Initial Public Offering terminates), and (z) numerous private programs. These persons may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.

        All of our executive officers, including Mr. Aisner, who serves as our Chief Executive Officer and a director, are also officers of one or more other entities affiliated with our Advisor, including our property manager, our dealer manager and the advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in or sale of an asset; (3) development of our properties by affiliates of our Advisor; (4) investments with affiliates of our Advisor; (5) compensation and incentives to our Advisor; and (6) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Our independent directors are involved in other businesses, investments and activities, therefore they may have conflicts of interest in allocating their time between our business and these other activities.

        Our independent directors are involved in other businesses, investments and activities. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our independent directors inappropriately devote insufficient time or resources to our business, then our performance may suffer.

Your investment will be diluted upon conversion of the convertible stock.

        Our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our Advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally convert into shares of common stock with a value equal to 15% of the excess of the value of the company plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our Advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant. Our Advisor and Mr. Behringer can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and their interest in our convertible stock could influence their judgment with respect to listing or liquidating.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our Advisor, our property manager, and our dealer manager. The operations of our Advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs. The recent and ongoing global economic concerns could adversely affect the amount of such fee income. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

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

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an "investment company" is any issuer that:

  •
  is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which criteria we refer to as the primarily engaged test; and

  •
  is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of such issuer's total assets on an unconsolidated basis, which criteria we refer to as the 40% test. "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the primarily engaged test, we and our operating partnership are holding companies. Through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate," or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in commercial mortgage-backed securities or other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

        If the market value or income potential of our real estate-related investments, including potential investments in commercial mortgage-backed securities, declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

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

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

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

        Except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

        Our board of directors arbitrarily set the offering price of our shares of common stock for the Initial Public Offering, and this price bears no relationship to the book or net value of our assets or to our expected operating income. We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Because the dealer manager is an affiliate of our Advisor, investors will not have the benefit of an independent review of us or the Initial Public Offering, which are customarily performed in underwritten offerings.

        The dealer manager, Behringer Securities, is an affiliate of our Advisor and will not make an independent review of us or the offering. Accordingly, you do not have the benefit of an independent review of the terms of the Initial Public Offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by a broker-dealer or investment banker unaffiliated with our Advisor.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

        Existing stockholders and new investors purchasing shares of common stock in the Initial Public Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock, 124,999,000 shares are designated as preferred stock and 1,000 shares are designated as convertible stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Investors purchasing shares in the Initial Public Offering will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in the Initial Public Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities to institutional investors; (4) issue shares of common stock upon the conversion of our convertible stock; (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHM Management, our property manager and an affiliate of our Advisor, or their duly licensed affiliates; (6) issue restricted stock or other awards pursuant to our Incentive Award Plan; (7) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (8) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Multifamily OP I. In addition, the partnership agreement for Behringer Harvard Multifamily OP I contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Multifamily OP I. Because the limited partnership interests of Behringer Harvard Multifamily OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Multifamily OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

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

  •
  Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year to maintain REIT status, and 100% of taxable income and net capital gain to avoid federal income tax. This limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

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

Until proceeds from the Initial Public Offering are invested and generating operating cash flow from operating activities sufficient to fully fund distributions to our stockholders, we have and may continue to make some or all of our distributions from sources other than cash flow from operating activities, including the proceeds of the Initial Public Offering, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow from operating activities, which may reduce the amount of capital we ultimately invest and negatively impact the return on your investment and the value of your investment.

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Initial Public Offering are invested and generating operating cash flow sufficient to fully fund distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Initial Public Offering, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets or a portion thereof and borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, in communities that are in lease up or have not yet reached stabilization, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. As our investments that are currently in development, are in lease up or have not yet reached stabilization progress towards stabilization and generate more income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of the Initial Public Offering (including distributions funded through the issuance of shares pursuant to our distribution reinvestment program), cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use 91.1% of the gross proceeds raised in the Initial Public Offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fully fund our distributions.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

        We have made and may continue to make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when the number of our projects in development or redevelopment, communities in lease up or our properties with significant capital requirements increases without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

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

        We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. As of December 31, 2010, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

        Substantially all of the proceeds of the Initial Public Offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

        We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

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

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Income and gain from "hedging transactions" will be excluded from gross income for purposes of both the 75% and 95% gross income tests. A "hedging transaction" for these purposes means either (1) any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets and (2) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain). We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into and to satisfy other identification requirements. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

General Risks Related to Investments in Real Estate

Recent and ongoing global economic concerns may adversely affect our operating results and financial condition.

        During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect:

  •
  the value of our investments and the investments of our unconsolidated joint ventures;

  •
  the availability or the terms of financing that we and our unconsolidated joint ventures may anticipate utilizing or that may be utilized by the owners of the multifamily development projects in which we are an equity owner or junior lender or both;

  •
  our ability and the entities in which we have invested to make principal and interest payments on, or refinance, any outstanding debt when due; and

  •
  the ability of our current residents and tenants to enter into new leases or satisfy their current rental payment obligations under existing leases and the ability of future residents to enter into leases during the lease up stage of newly completed multifamily development projects.

Recent and ongoing global economic concerns could also affect our operating results and financial condition as follows:

        Debt and Equity Markets.    The commercial real estate debt markets have recently experienced volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage backed securities in the market. Credit spreads for major sources of capital widened significantly as investors demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall costs of borrowing increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) has led to a decline in real estate values generally; (2) slowed real estate transaction activity; (3) reduced the loan to value upon which lenders are willing to extend debt; and (4) resulted in difficulty in refinancing debt as it becomes due. A continuation of this trend may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the recent turmoil in the debt markets has negatively impacted the ability to raise equity capital.

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

In 2010, capitalization rates in major U.S. markets for multifamily communities began to decline, reversing a trend since the start of the recession. If capitalization rates remain compressed or decrease further, it may be more challenging for us to find attractive income-producing investment opportunities. On the other hand, economic, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.

        In connection with the recent credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for multifamily communities rose in 2008 and through most of 2009. However, as the economy began to stabilize and the multifamily real estate fundamentals improved, the multifamily sector experienced a decline in capitalization rates for most of 2010. If capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or even increase. However, in such an environment it may be more difficult for us to find attractive income-producing investment opportunities. This challenge may be exacerbated if the cost of debt financing increases where our ability to leverage returns through the use of debt financing could be negatively affected.

        Although such capitalization rates appeared to have stabilized towards the end of 2010, there could be economic and real estate factors which could lead to a renewed increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of those assets upon sale. If we were required to sell investments into such market, we could experience a substantial decrease in the value of our investments and those of our unconsolidated joint ventures. Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.

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

  •
  the inability or unwillingness of residents to pay rent increases; and

  •
  increased collection losses.

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

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. In fact, we and our Co-Investment Ventures secured approximately 72% of our financing through Fannie Mae and Freddie Mac. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

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

Any student-housing properties that we acquire will be subject to an annual leasing cycle, short lease up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.

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

We may be unable to renew leases or relet units as leases expire.

        When our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities implement rent control legislation which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

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

        As of December 31, 2010, 23 of our 33 multifamily investments have been made through co-investments with our Co-Investment Partner. In the future, we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

  •
  the possibility that our partner in an investment might become bankrupt;

  •
  the possibility that the investment requires additional capital that we and/or our partner do not have, which lack of capital could affect the performance of the investment and/or dilute our interest if the partner were to contribute our share of the capital;

  •
  the possibility that a partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

  •
  that such partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

  •
  the possibility that we may incur liabilities as the result of the action taken by our partner;

  •
  that such partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

  •
  that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

        Any of the above might reduce our returns on a joint venture investment. With respect to our 23 investments through joint ventures with the Co-Investment Partner, each investment is subject to buy/sell rights in the event of a dispute over a major decision, such as whether to dispose of the underlying property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

        Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire, such as age-restricted communities or student housing, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than any potential capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

        We may use some or all of the offering proceeds available to us to acquire, develop and/or redevelop properties upon which we will develop multifamily communities and construct improvements. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our developer's ability to control construction costs or to build in conformity with plans, specifications and timetables. The developer's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the developer's control. Delays in completion of a multifamily community also could give residents the right to terminate preconstruction leases for apartment units at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

        We may make investments in a wide variety of commercial properties, including, but not limited to, mixed use developments where multifamily is a portion of the mixed use developments. After we make an investment, we or the developer, as applicable, may be unable to commence conversion of these properties and therefore may be required to continue operating the properties under their current purpose, which would include other than multifamily community uses. In addition, we may also be unable to complete the demolition, conversion or redevelopment of these commercial properties and may be forced to hold or sell these properties at a loss. Although we intend to focus on multifamily communities and limit any investment in commercial properties for repositioning into multifamily communities, your investment is subject to the risks associated with these commercial properties and traditional construction risks associated with this repositioning plan.

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that any earnest money deposit we make to Behringer Development Company LP or its affiliates will be fully refunded.

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements, with affiliates of our Advisor or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of our Advisor. Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to-be-developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. Typically, Behringer Development or its affiliates will only have a contract to acquire land and a development agreement to develop a building on the land. We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

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

        Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.

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

        Any age-restricted communities we acquire must comply with the FHAA and the Housing for Older Persons Act ("HOPA"). The FHAA prohibits housing discrimination based upon familial status, which is commonly referred to as age-based discrimination. However, there are exceptions for housing developments that qualify as housing for older persons. The HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, the HOPA requires (1) all residents of such developments to be 62 years of age or older or (2) that at least 80% of the occupied units are occupied by at least one person who is 55 years of age or older and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development for verification of occupancy. In addition, certain states require that age-restricted housing communities register with the state. Noncompliance with the FHAA, HOPA and state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

Difficulty of selling multifamily communities could limit flexibility.

        Federal tax laws (outside of any safe harbors or exemptions) may limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community, and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the communities in our portfolio promptly in response to changes in economic or other conditions.

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

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Such debt may be at higher leverage than REITs with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. Following the investment of the proceeds to be raised in the Initial Public Offering, we will seek a long term leverage ratio of approximately 50% to 60% upon stabilization of our portfolio.

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

        Our $150.0 million credit facility agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants and cross-default provision with other debt. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial return to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreement, which could have a material adverse effect on our financial condition.

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

        During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Commercial real estate debt markets have experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Should these conditions increase our overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

        We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

        We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns.

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

        We have and may continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

We have relatively less experience investing in real estate-related securities than investing in real property as of December 31, 2010, which could adversely affect our return on such investments.

        Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, commercial mortgage-backed securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests. As of December 31, 2010, we own directly or through joint venture arrangements a limited number of mezzanine loans made to the owners of various development projects. In cases where our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates have relatively less experience than in other areas, such as with respect to domestic real property, our Advisor may employ persons, engage consultants or partner with third parties that have, in our Advisor's opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

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

        Commercial mortgage-backed securities ("CMBS") are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

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

        Specifically, several tenant-in-common investment programs have not benefited from expected leasing improvements. Behringer Harvard Holdings has provided support for some of these programs in the form of leases for vacant space and other payments. In addition, the Beau Terre Office Park tenant-in-common program is currently underperforming relative to projections that were based on seller representations that Behringer Harvard Holdings now believes to be false. With respect to this program, Behringer Harvard Holdings reached settlement in December 2010 in a lawsuit with the former on-site property manager. The tenant-in-common investors received substantial settlement consideration and were no longer party to the suit at its ultimate conclusion.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

        In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

        Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. We cannot assure you that we will satisfy the REIT requirements in the future.

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

        If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary ("TRS"), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisers that the disposition should not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

        We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

        As part of our joint ventures, such as our joint ventures with our BHMP Co-Investment Partner or future joint ventures with any other Behringer Harvard sponsored investment program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our BHMP Co-Investment Partner. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with the BHMP Co-Investment Partner or other joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available. If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders, and there would be a negative impact on our operations and our stockholders' investment in us.

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

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

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

Risks Related to Investments by Benefit Plans Subject to ERISA and Certain Tax-Exempt Entities (including IRAs)

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

  •
  your investment is consistent with your fiduciary obligations and other duties under ERISA and the Internal Revenue Code;

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

        Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment or a related party may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners and custodians should consult with counsel before making an investment in our common shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

  Description of Properties and Real Estate-Related Assets

        We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures. Our investment criteria, analysis and strategies are substantially the same under either ownership structure. We do expect the proportion of wholly owned multifamily communities to increase over time. As of December 31, 2010, we own ten wholly owned multifamily communities and 23 investments in unconsolidated real estate joint ventures. As of December 31, 2009, we owned three wholly owned multifamily communities and 17 investments in unconsolidated real estate joint ventures.

        All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs. Our ownership interest in each BHMP CO-JV is generally 55%; however, the BHMP Co-Investment Partner may elect an interest smaller than 45%. Regardless of our ownership interest, we, through an indirect wholly owed subsidiary, are the manager of each of the BHMP CO-JVs. As of December 31, 2010, each BHMP CO-JV has two members, and each BHMP CO-JV member possesses equal substantive participating rights to make decisions which constitute routine occurrences in each BHMP CO-JV's ordinary course of business. These decisions include the requirement to approve initial and annual operating plans, initial and annual capital expenditures, any sales or dispositions of investments, and, any method of refinancing or raising additional debt or equity capital. Investments in other Co-Investment Ventures may be on other terms. We are not limited to BHMP CO-JVs, and we may choose other joint venture partners or investment structures.

        Our wholly owned multifamily communities have been and are generally expected to be consolidated. When consolidated, we will report 100% of their revenues and expenses and their assets and liabilities, recording a net amount for the noncontrolling interest, if any. In addition, each BHMP CO-JV has been and any new Co-Investment Ventures will be evaluated for consolidation or equity method accounting. With respect to our existing BHMP CO-JVs, as a result of the equal substantive participating rights possessed by each member, we do not control any of the individual BHMP CO-JVs. Accordingly, we account for each BHMP CO-JV using the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost, including acquisition costs, and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received. Accordingly, there are significant differences in the financial presentation between wholly owned and equity method investments.

        The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of December 31, 2010. The investments are categorized based on the type of investment, on the stages in the operation of the investment, and for investments in unconsolidated real estate joint ventures based on its type of underlying investment as of December 31, 2010. The definitions of each stage are as follows:

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

  •
  Developments are communities currently under construction and leasing activity has not commenced. As of December 31, 2010, there are no communities classified as developments.

        Occupancy data is presented upon stabilization of the property:

Investments in Real Estate

					As of December 31, 2010
	Location	Units	Year of Initial Investment(a)	Year of Completion(b)	Physical Occupancy Rate(c)	Monthly Rental Revenue per Unit(d)	Total Net Operating Real Estate (in millions)
Stabilized / Noncomparable:
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	2010	2003	91%	$1,309	$36.8
Burnham Pointe	Chicago, IL	298	2010	2008	90%	2,016	85.1
The Gallery at NoHo Commons(e)	Los Angeles, CA	438	2009	2006	85%	1,877	102.9
Grand Reserve Orange	Orange, CT	168	2009	2005	93%	1,511	24.3
The Lofts at Park Crest(e)	McLean, VA	131	2010	2008	95%	3,046	48.0
Mariposa Loft Apartments	Atlanta, GA	253	2009	2004	98%	1,164	27.1
The Reserve at La Vista Walk	Atlanta, GA	283	2010	2008	91%	1,088	38.5
Uptown Post Oak	Houston, TX	392	2010	2008	91%	1,389	62.7
Lease ups:
Acappella	San Bruno, CA	163	2010	2010	50%	N/A	54.2
Allegro	Addison, TX	272	2010	2010	85%	N/A	43.5

Total wholly owned investments		2,675					$523.1

Investments in Unconsolidated Real Estate Joint Ventures(f)

					As of December 31, 2010
	Location	Units	Year of Initial Investment(a)	Year of Completion(b)	Physical Occupancy Rate(c)	Monthly Rental Revenue per Unit(d)	Our Investment in Unconsolidated Real Estate Joint Venture (in millions)
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk(g)(h)	Johns Creek, GA	210	2007	2006	96%	$1,122	$3.4
Stabilized / Noncomparable:
4550 Cherry Creek(i)	Denver, CO	288	2010	2004	93%	1,549	12.5
7166 at Belmar(i)	Lakewood, CO	308	2010	2008	93%	1,070	12.4
Briar Forest Lofts(i)	Houston, TX	352	2010	2008	94%	1,002	9.1
Burrough's Mill(i)	Cherry Hill, NJ	308	2009	2003	92%	1,453	7.1
Calypso Apartments and Lofts(i)	Irvine, CA	177	2009	2008	92%	1,756	13.6
Cyan/PDX(i)	Portland, OR	352	2009	2009	85%	1,254	45.4
The District Universal Boulevard(i)	Orlando, FL	425	2010	2009	93%	1,041	33.4
Eclipse(i)(j)	Houston, TX	330	2007	2009	92%	1,073	6.8
Fitzhugh Urban Flats(i)	Dallas, TX	452	2010	2009	92%	1,013	11.1
Forty55 Lofts(i)	Marina del Rey, CA	140	2009	2010	96%	2,830	12.7
Halstead(i)	Houston, TX	301	2009	2004	91%	1,076	6.5
Satori(g)(h)(j)	Fort Lauderdale, FL	279	2007	2010	90%	1,793	11.0
Tupelo Alley(i)	Portland, OR	188	2010	2009	94%	1,208	10.7
The Venue(i)(j)	Clark County, NV	168	2008	2009	80%	909	14.4
Waterford Place(i)	Dublin, CA	390	2009	2003	92%	1,707	9.8
Lease ups:
55 Hundred(g)(h)(j)	Arlington, VA	234	2007	2010	82%	N/A	21.6
Bailey's Crossing(g)(h)(j)	Alexandria, VA	414	2007	2010	76%	N/A	29.3
San Sebastian(i)	Laguna Woods, CA	134	2009	2010	45%	N/A	19.9
Skye 2905(i)(j)	Denver, CO	400	2008	2010	89%	N/A	27.8
Equity and Loan Investments(k)
Lease ups:
Veritas(g)(h)	Henderson, NV	430	2007	1st Qtr 2011	76%	N/A	14.2
Loan Investments(l)
Stabilized / Non-comparable:
The Cameron(h)	Silver Spring, MD	325	2007	2010	97%	1,735	11.2
Grand Reserve	Dallas, TX	149	2007	2010	96%	1,686	5.5

		6,754					$349.4

Total units—wholly-owned and unconsolidated JVs		9,429

(a)
Year of initial investment represents the year of our initial investment in the multifamily community.

(b)
We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources. Accordingly, the date provided may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community. For multifamily communities not completed as of December 31, 2010, the table presents the projected completion date.

(c)
Physical occupancy is defined as the units occupied as of December 31, 2010 divided by the total number of units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. The total gross leasable area ("GLA") of retail space for all of these communities is approximately 168,000 square feet, which is approximately 5% of total rentable area. Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley, Burnham Pointe, Satori, The Reserve at Johns Creek Walk, The District Universal Boulevard, The Reserve at La

  Vista Walk, Cyan/PDX, and The Cameron contain retail space with approximately 157,000 square feet of GLA, of which approximately 64% was occupied as of December 31, 2010.

(d)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2010. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the year ended December 31, 2010, these other charges were approximately $6.5 million, approximately 7% of total combined revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space. Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for communities classified as stabilized as of December 31, 2010.

(e)
Purchase price of The Gallery at NoHo Commons and The Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations. Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(f)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%), and 7166 at Belmar (70%). Each of our investments in unconsolidated real estate joint ventures is subject to buy-sell rights with the BHMP Co-Investment Partner.

(g)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(h)
Equity interest in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan to equity in the property.

(i)
Equity investment wholly owned by a BHMP CO-JV.

(j)
The following BHMP CO-JVs converted their loan investments into new or additional equity ownership interests: (1) for 2009, Eclipse, 55 Hundred, and Baileys Crossing and (2) for 2010, Satori, Skye 2905 and The Venue.

(k)
Mezzanine loan investment and equity investment by a BHMP CO-JV in a joint venture with unaffiliated third parties.

(l)
Mezzanine loan investment by a BHMP CO-JV.

Item 3.   Legal Proceedings

        We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2010. This basis for this valuation is the gross offering price of a share of our common stock in the Initial Public Offering. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We expect that after 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, the estimated value we provide for our common stock will be based on valuations of our properties and other assets.

Holders

        As of February 28, 2011, we had approximately 108.8 million shares of common stock outstanding held by a total of approximately 30,000 stockholders.

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

        The following tables show the distributions paid and declared for the years ended December 31, 2010 and 2009 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid
2010	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$6.6	$7.8	$14.4	$1.4	$15.0	$0.151
Third Quarter	7.3	8.3	15.6	1.3	15.3	0.168
Second Quarter	6.2	6.9	13.1	0.4	13.9	0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173

Total	$25.1	$28.2	$53.3	$2.6	$55.3	$0.667

	Distributions Paid
2009	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
Fourth Quarter	$3.9	$3.9	$7.8	$0.0	$8.7	$0.176
Third Quarter	3.2	2.7	5.9	(1.5)	6.5	0.176
Second Quarter	2.5	1.6	4.1	1.1	4.6	0.175
First Quarter	1.9	0.6	2.5	0.6	2.9	0.165

Total	$11.5	$8.8	$20.3	$0.2	$22.7	$0.692

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to (1) acquisition expenses associated with increased acquisition activity included in cash flow from operating activities, (2) increased investments in multifamily communities in lease-up for all or partial periods and (3) proceeds raised from our Initial Public Offering (which resulted in temporarily holding funds in low yielding cash investments and additional shares on which distributions are paid). Acquisition expenses included in cash flow from operating activities for the years ended December 31, 2010 and 2009 were $10.8 million and $3.4 million, respectively. Acquisition expenses are funded from the proceeds from our Initial Public Offering.

        Over the long term, as we continue to receive proceeds from our Initial Public Offering and invest those proceeds in income producing multifamily communities, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned multifamily communities prior to deductions for acquisition expenses. In addition to these projected results from increased investments, in June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning the month of September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for future increases in the fee depending on achieving certain MFFO per share thresholds). Each of these changes will increase the proportion of our distributions to be paid from cash flows from operating activities in the future than would otherwise be the case without these changes. However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, spreads between capitalization and financing rates, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

        During 2010 and 2009, the approximate portion of our distributions that were classified as return of capital for federal income tax purposes was approximately 95% and 78%, respectively. The increase in the portion classified as return of capital is primarily due to the increase in real estate depreciation as calculated for federal income tax purposes, the overall increase in distributions due to the increase in sales of common stock, the distribution rate increase from March 2009 to August 2010, and deductions for operating losses during lease up as allowed for federal income tax purposes.

Recent Sales of Unregistered Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

        In connection with our initial capitalization, on August 4, 2006, we issued 1,249 shares of our common stock to Behringer Harvard Holdings for $8.01 per share. In addition, on November 28, 2007, we issued 23,720 additional shares of our common stock to Behringer Harvard Holdings for $8.01 per share and 1,000 shares of our convertible stock to the Advisor for $1 per share. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. We issued these shares of common stock and convertible stock in private transactions exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) of the Securities Act.

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

Use of Proceeds from Registered Securities

        On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering our Initial Public Offering of up to 250 million shares of common stock, was declared effective under the Securities Act. Our Initial Public Offering commenced on September 5, 2008 and is ongoing. Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011. All subscription payments from non-custodial accounts (generally individual, joint and trust accounts) must be received in good order by our transfer agent no later than July 31, 2011 under subscription agreements dated no later than July 31, 2011. Investments by custodial held accounts (such as IRA, Roth IRA, SEP, and 401(k) accounts) must be under subscription agreements dated no later than July 31, 2011, and the subscription agreements and funds must be received in good order by our transfer agent no later than August 31, 2011. Notwithstanding the foregoing, we may, in our sole discretion, in order to accommodate the operational needs of any participating broker-dealer, allow for the receipt of payments or corrections of subscriptions not in good order in respect of any such subscription agreement dated no later than July 31, 2011 to a date no later than the last day we may legally accept subscription agreements under our Registration Statement for such shares.

        In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle. These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae, Freddie Mac and other financing providers, such as banks and insurance companies.

        We plan to continue to offer shares under our distribution reinvestment plan beyond the above dates. In addition, our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our distribution reinvestment plan up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the distribution reinvestment plan, in which case we will notify participants in the plan of such extension. In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate the distribution reinvestment plan offering at any time.

        We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share. Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of the Initial Public Offering. As of December 31, 2010, we have sold approximately 90.8 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $903.3 million.

        From the commencement of the Initial Public Offering through December 31, 2010, we incurred expenses of approximately $102.8 million in connection with the issuance and distribution of the registered securities pursuant to the offering, all of which was paid to our Advisor and its affiliates, and includes commissions and dealer manager fees paid to Behringer Securities which reallowed all of the commissions and a portion of the dealer manager fees to soliciting dealers.

        From the commencement of the Initial Public Offering through December 31, 2010, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $800.6 million. From the commencement of the Initial Public Offering through December 31, 2010, we had used approximately $779 million of such net proceeds to purchase interests in real estate, net of notes payable. Of the amount used for the purchase of these investments, approximately $20 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

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

        In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (1) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (2) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined ("the Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions. For more information about our valuation policy, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

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

        Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement applicable to exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder's IRA or with respect to shares purchased under or through our distribution reinvestment plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program. If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor. Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period. Provided that a request for an Exceptional Redemption is made within one year of the event giving rise to eligibility for an Exceptional Redemption, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder's confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

        During the fourth quarter ended December 31, 2010, we redeemed and purchased shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	621,763	8.87	621,763	(a	)

	621,763	$8.87	621,763	(a	)

(a)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our Advisor and its affiliates. We account for this plan under the modified prospective method of Accounting Standards Codification ("ASC") 718-10 "Compensation—Stock Compensation." In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior period amounts were not restated. The tax benefits associated with these share-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations. We have issued a total of 6,000 shares of restricted stock to our independent directors as of December 31, 2010. For additional information regarding securities authorized for issuance under our equity compensation plan, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" of this Annual Report on Form 10-K.

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

        Upon the occurrence of (1) our making total distributions on the then outstanding shares of our common stock equal to the issue price of those shares (that is, the price paid for those shares) plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares; or (2) the listing of the shares of common stock for trading on a national securities exchange, each outstanding share of our convertible stock will convert into the number of shares of our common stock as described below. Before we will be able to pay distributions to our stockholders equal to the aggregate issue price of our then outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares, we expect we will need to sell a portion or possibly all of our investments. Thus, the sale of one or more investments will be a practical prerequisite for conversion under clause (1) above.

        Upon the occurrence of either such triggering event, each share of convertible stock shall, unless our advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/1000 of the quotient of (1) 15% of the amount, if any, by which (a) the value of the company (determined in accordance with the provisions of the charter and summarized in the following paragraph) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (b) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by (2) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion. In the case of conversion upon the listing of our shares, the conversion of the convertible stock will not occur until the 31st trading day after the date of such listing. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to either such triggering event described in the foregoing paragraph, then upon either such triggering event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our Advisor.

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

Item 6.    Selected Financial Data

        We were formed on August 4, 2006 and began making real estate investments in April 2007. Since our inception, our investments have consisted of wholly owned multifamily communities, equity and debt investments made through Co-Investment Ventures, all of which have been BHMP CO-JVs, and one insignificant note receivable. The multifamily communities in which we have invested include both operating and income producing multifamily communities and multifamily communities in various stages of development or lease up. The following two tables list the number of investments wholly owned by us or made through Co-Investment Ventures and each investment's classification as operating, lease up or development as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010	2009	2008
Wholly owned	10	3	—
Co-Investment Ventures	23	17	10

	33	20	10

	As of December 31,
	2010	2009	2008
Operating	26	8	1
Lease up	7	10	—
Development	—	2	9

	33	20	10

        As reflected in the table above, we had no wholly owned multifamily communities prior to 2009, and for consolidated financial statement presentation purposes, there was no consolidated reporting of multifamily real estate assets and related liabilities, revenues or depreciation and amortization during these earlier periods. We made our first wholly owned multifamily community investment in September 2009, acquiring a total of three communities in 2009 and seven communities in 2010. In 2010 and 2009, we also increased the total number of investments through Co-Investment Ventures and the number of investments classified as operating multifamily communities, while decreasing the number of multifamily communities in lease up and development in 2010. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities. Accordingly, the following selected financial data presented below reflects significant increases in many categories in 2010 and 2009 as compared with prior years. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006
Cash and cash equivalents	$52.6	$77.5	$23.8	$53.4	$—
Real estate, net	$524.0	$159.0	$—	$—	$—
Investments in unconsolidated real estate joint ventures	$349.4	$279.9	$96.5	$60.1	$—
Total assets	$958.8	$525.7	$120.9	$115.4	$—
Debt	$157.4	$51.3	$—	$—	$—
Total liabilities	$188.0	$74.7	$8.5	$2.0	$—
Total Stockholders' equity	$770.8	$451.0	$112.4	$113.4	$—

	For the Years Ended December 31,				For the period from August 4, 2006 (date of inception) through December 31, 2006
Operating Data:	2010	2009	2008	2007
Rental revenues	$32.6	$4.1	$—	$—	$—
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(6.9)	$(0.2)	$4.3	$0.8	$—
Interest income	$1.4	$1.1	$0.9	$0.3	$—
Depreciation and amortization expenses	$(21.5)	$(2.9)	$(0.1)	$—	$—
Acquisition expenses(a)	$(10.8)	$(3.4)	$—	$—	$—
Net income (loss)	$(34.6)	$(8.3)	$2.6	$(0.2)	$—
Basic and diluted income (loss) per share	$(0.41)	$(0.26)	$0.18	$(0.08)	$(11.25)
Distributions declared per share(b)	$0.67	$0.69	$0.44	$0.34	$—

	For the Years Ended December 31,				For the period from August 4, 2006 (date of inception) through December 31, 2006
Cash Flow Data:	2010	2009	2008	2007
Cash provided by operating activities(c)	$2.6	$0.2	$2.4	$0.2	$—
Cash used in investing activities	$(461.2)	$(341.0)	$(35.4)	$(60.8)	$—
Cash provided by financing activities	$433.7	$394.5	$3.4	$113.9	$—

	For the Years Ended December 31,				For the period from August 4, 2006 (date of inception) through December 31, 2006
Other Information:	2010	2009	2008	2007
FFO(d)	$8.5	$(0.7)	$3.7	$0.3	$—
MFFO(d)	$18.7	$4.6	$3.7	$0.3	$—

(a)
Prior to 2009, under U.S. generally accepted accounting principles ("GAAP"), acquisition costs were capitalized and generally not expensed.

(b)
We paid our first distribution in July 2007.

(c)
Included as a deduction to cash flow provided by operating activities in 2010 and 2009 is $12.1 million and $5.0 million, respectively, of acquisition expenses, including our share for equity in earnings of investments in unconsolidated real estate joint ventures. Prior to 2009, acquisition expenses were classified within investing activities.

(d)
We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, are helpful as measures of operating performance. FFO and MFFO are non-GAAP performance financial measures. FFO or MFFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO or MFFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. For a description of how we calculate FFO and MFFO including a discussion of year over year changes, see Item 7, "Management Discussion of and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

  General

        We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began acquiring interests in multifamily communities in April 2007. As of December 31, 2010, all of our investments have been in high quality development and operating multifamily communities located in the top 50 MSAs in the United States. We have made and intend to continue making investments both in wholly owned investments and through Co-Investment Ventures.

        As of December 31, 2010, we own ten wholly owned multifamily investments and 23 investments in Co-Investment Ventures. We have funded these investments and intend to fund future investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities. As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is an effective structure for the investment; however, we anticipate Co-Investment Ventures will represent a smaller percentage and wholly owned investments will represent a larger percentage of our new investments in the future.

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

        Our multifamily community acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. We believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major metropolitan markets of the United States will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring communities and other real estate assets that provide us with broad geographic diversity.

        Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standards for home buyers. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably. Due to higher capital and return requirements, the supply of new multifamily communities coming into the market has significantly slowed. Even if these trends change, which we do expect, the period required to develop new multifamily communities would work in our favor (for the next two to four years). Demand for multifamily communities is also affected by changes in financial markets where changes in underwriting have affected the cost, availability and affordability of financing for purchase of single family homes. In the near term, we believe these trends will be favorable for multifamily demand as the key demographic population increases and single family housing options become more restrictive.

  Initial Public Offering

        On September 5, 2008, we commenced our Initial Public Offering of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our DRIP. We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.

        Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011. All subscription payments from non-custodial accounts (generally individual, joint and trust accounts), must be received in good order by our transfer agent no later than July 31, 2011 under subscription agreements dated no later than July 31, 2011. Investments by custodial held accounts (such as IRA, Roth IRA, SEP, and 401(k) accounts) must be under subscription agreements dated no later than July 31, 2011 and the subscription agreements and funds must be received in good order by our transfer agent no later than August 31, 2011. Notwithstanding the foregoing, we may, in our sole discretion, in order to accommodate the operational needs of any participating broker-dealer, allow for the receipt of payments or corrections of subscriptions not in good order in respect of any such subscription agreement dated no later than July 31, 2011 to a date no later than the last day we may legally accept subscription agreements under our Registration Statement for such shares.

        In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle. These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae, Freddie Mac and other financing providers, such as banks and insurance companies.

        We plan to continue to offer shares under our distribution reinvestment plan beyond the above dates. In addition, our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our distribution reinvestment plan up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the distribution reinvestment plan, in which case we will notify participants in the plan of such extension. In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate the distribution reinvestment plan offering at any time.

  Co-Investment Ventures

        As of December 31, 2010, all of our investments made through Co-Investment Ventures have been made with the BHMP Co-Investment Partner through BHMP CO-JVs, as described in Item 1, "Business-Co-Investment Ventures" in this Annual Report on Form 10-K. Two of our 23 BHMP CO-JVs currently have only mezzanine or mortgage loan investments in Property Entities. The remaining 21 BHMP CO-JVs have made equity investments in operating properties. Of these, 16 are indirectly wholly owned by the BHMP CO-JVs. The remaining five BHMP CO-JVs have made equity investments with third-party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property or development project. The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which were organized to own, construct, and finance only one particular real estate project. Each of these five BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Based on this evaluation, three of the five investments are reported on a consolidated basis by the BHMP CO-JV. The two remaining investments are recorded as unconsolidated real estate joint ventures and reported using the equity method of accounting by the respective BHMP CO-JVs.

        We believe our strategy of investing through Co-Investment Ventures has allowed and will continue to allow us to increase the number of our investments, thereby increasing our diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investment opportunities. We also believe partnerships with high quality institutional entities, such as PGGM, enhance the valuation of our portfolio. We intend to continue to invest through BHMP CO-JVs in operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, excluding residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner and as the BHMP Co-Investment Partner's funding commitment is utilized, we may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We also plan to pursue wholly owned, direct investments consistent with our investment policies.

        Each Property Entity arrangement with an unaffiliated developer is unique and heavily negotiated, but the governing agreement and the capital structure generally include certain basic provisions. The BHMP CO-JV will generally provide the greater proportion of the equity capital, which generally ranges from 75% to 90%, but in some instances could be 100% of the equity capital. If one of the owners has made a special contribution, usually defined as a contribution where the other owners do not participate, the owner making the special contribution will receive priority distributions until the capital is returned to the contributing owner plus a preference rate. To avoid dilution, we expect the BHMP CO-JV will always make such special contributions. Currently, two BHMP CO-JVs are the only owners in a Property Entity with such a capital account. Other distributions from operating cash flow are generally distributed pro rata between those owners who contributed capital. Distributions after these capital accounts are returned are generally not distributed pro rata, where the unaffiliated developer will generally receive a higher proportion. This additional distribution, referred to as a developer promote, ranges from 20% to 50%.

        Management of the day-to-day operations of the Property Entity is generally the responsibility of the unaffiliated developer; however, for two Property Entities, 55 Hundred and Bailey's Crossing, the BHMP CO-JV is the managing owner. Regardless of which owner is officially designated as the managing owner, each owner of the respective Property Entity has certain approval rights over major decisions, which effectively require all owners to agree before these actions can be taken. These major decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, financing, selection of third-party property managers and approval of operating budgets.

        For Property Entities that have not reached full stabilization or continue to be financed under the initial construction loan, the unaffiliated developer partner provides completion guarantees and cost overrun protections. The unaffiliated developer partner also guarantees all principal and interest payments under the construction loan, usually through the term of the construction loan or in some cases until the property reaches certain operating milestones. As of December 31, 2010, these provisions generally apply to BHMP CO-JV investments in Satori and Veritas.

        In addition, most of these current Property Entity joint venture agreements provide (or did provide) the applicable BHMP CO-JV with option rights to increase its equity ownership percentage and/or acquire outright ownership of the multifamily community. These option rights are generally available at completion of the development and for some period thereafter. As of December 31, 2010, individual BHMP CO-JVs have acquired 100% ownership in three Property Entities, Eclipse, The Venue, and Skye 2905, and increased their equity ownership interest in three others, Bailey's Crossing, 55 Hundred, and Satori. For one investment, Grand Reserve, the BHMP CO-JV has terminated the option rights. For the remaining two Property Entities, The Cameron and Veritas, the time period to exercise the option rights have not commenced. However, each of these two multifamily communities are in lease up or recently achieved stabilization and we continue to evaluate our investment options. See "Results of Operations" below for additional discussion regarding the status of The Cameron.

Market Outlook

        The economic recovery that began in 2009 continued its uneven but gradually improving course in 2010. After reported weak economic performance in the first two quarters of 2010, 2010 annual gross domestic product ("GDP") was reported at 2.8%. Aggregate GDP has now surpassed the pre-recession peak reached in the fourth quarter of 2007. Low interest rates, increased consumer and government spending, increased manufacturing output and improving corporate profits have been the key drivers for the improvements. Still, the economy did not grow quickly enough to significantly drive down unemployment. Hampered by restrictive small business lending, continued weakness in the housing sector and lingering uncertainty over future demand projections, unemployment remained in the mid 9% range during 2010 with effective unemployment, which includes those who have stopped seeking employment, even higher. The recent economic reports indicate that the chances for a double-dip recession are lessening but that employment improvements will be protracted and unevenly distributed through the economy. The regions offering the more favorable cost structures for business development, competitive cost of living to attract educated and skilled workers and a more stabilized housing sector will see the most improvements.

        While these trends indicate a multi-year overall economic recovery, the fundamentals for the multifamily sector continue to point to a quicker and stronger recovery. Our view is that the multifamily sector is at the point in the cycle where the three essential real estate investment characteristics are coming together to drive performance: favorable demand, restricted supply and cost effective permanent financing.

        Increased demand for multifamily is being generated from the growing population segment of 20 to 34 year-olds, which we believe to be the prime age for renters. Analysts project that the proportion of this age group to peak in the next three years at just under 21% of the U.S. population. This age group has had more success securing and retaining employment than other workers in 2010 and are increasing rental demand by moving out from their parents' homes or living with fewer roommates. While renter household formation is growing, stricter home ownership standards have led to declines in single family household formation in the general population. Single family home ownership peaked in 2004 at approximately 69% and has dropped every year since, losing approximately half a percentage point a year. Analysts are predicting that both of these trends, increasing renter demand and declining home ownership, will continue for at least the next few years and may continue until home ownership declines to historical averages.

        At the same time as demand is increasing, the recession has severely restricted capital for new developments and, consequently, the supply of new multifamily communities coming on line in the near term. Beginning in 2008, new starts have fallen dramatically with 2010 reporting the lowest levels in the last 30 years. Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, there should be a window of limited supply that would provide for improving occupancy, fewer concessions and increasing rental rates. We believe these factors were partially responsible for many of the improvements in multifamily operations during 2010, even when unemployment and other general economic factors would normally have implied otherwise. This has certainly been borne out in our portfolio, where multifamily communities that were acquired in lease up or developments that were entering lease up have performed very well. In particular, Forty55 Lofts in Marina del Rey, California, which was acquired empty in September 2009, was more than 90% occupied by June 30, 2010 and 96% occupied as of December 31, 2010; Acappella in San Bruno, California, which was acquired empty in August 2010 was 50% occupied by December 31, 2010; and Cyan PDX, which was acquired with approximately 36% occupancy in December 2009 was 85% occupied by December 31, 2010.

        The capital market environment also contributed to favorable fundamentals and to drive performance. While construction lending was constrained, multifamily operating properties, particularly high quality, stabilized communities, continued to experience exceptionally favorable financing options. Specifically, government-sponsored entities, Fannie Mae and Freddie Mac ("GSEs"), and life insurance companies were a significant source of debt capital for the multifamily sector. In 2010, we and BHMP CO-JVs obtained ten permanent debt financings, totaling approximately $221.5 million at a weighted average fixed interest rate of 4.22%. In addition, we obtained a $150 million credit facility at a spread over LIBOR of 2.08%, or a rate of 2.35% as of December 31, 2010. As of December 31, 2010, approximately 70% of our and BHMP CO-JV financing was through GSEs; however, we believe the proportion of life insurance company financing will increase in the future. We also see positive trends in commercial mortgage backed securities ("CMBS") and expect banks to increase their multifamily lending. Although there can be no assurance that GSEs or comparable financing will continue to be available at these rates, particularly in light of recent financial reform legislation and political scrutiny over their operations, the depth of the multifamily debt providers is a clear positive.

        Further, market interest rates continue to be very attractive. Short term rates, as measured by 30-day LIBOR, are at or near historical lows, ending the year at 0.26%, substantively unchanged during 2010. Although longer term rates rose in the fourth quarter, they are still very favorable, ending the year below where they started. Five-year and ten-year treasuries are yielding approximately 1.9% and 3.2%, respectively, as of December 31, 2010, as compared to 2.5% and 3.7%, respectively at the beginning of 2010. However, we believe it is doubtful that these levels can be sustained for the long term. If the general economy continues to improve and inflation concerns arise, there will be pressure for interest rates to increase. Also, if the sizable amount of refinancings coming due in the next five years are not readily absorbed, competition for debt capital could increase interest rates. Accordingly, a component of our finance strategy is to obtain fixed-rate financing for stabilized multifamily communities with maturities ranging from five to ten years. As of December 31, 2010, the weighted average years to maturity for ours and the BHMP CO-JVs' permanent financing was approximately five years.

        In this investing environment, we will continue to monitor the interplay from changing capitalization rates, growth rates and financing interest rates. While in 2008 and parts of 2009 the multifamily sector experienced increasing capitalization rates, the sector is currently experiencing a contraction in capitalization rates as investors, especially institutional investors, re-enter the market for high quality multifamily communities. We would expect such a contraction in capitalization rates to increase the valuation of our existing portfolio, especially when coupled with increasing rental and occupancy rates. In this environment, leverage on our portfolio investments can enhance the equity value increases of our existing portfolio. On the other hand, compressing capitalization rates could decrease the going-in returns on new investments. This could result in narrowing our earnings spread between capitalization rates and financing costs. If market interest rates on new financings are in excess of these compressed capitalization rates, leverage, instead of enhancing equity returns, could have a negative effect. Consequently, the future operating results of those new investments may not be as favorable as those investments made at higher capitalization rates. However, capitalization rates usually do not change independent of other real estate fundamentals. Based on our analysis and as reported by national analysts, capitalization rate increases should be coupled with higher rental and net operating income growth expectations as a consequence of forecasted demand and supply factors as discussed above. If these expectations are met, capitalization rates will normalize over time based on higher net operating incomes. Although not perfectly correlated, we would also expect a relationship between future interest rates and capitalization rates, where capitalization rates would move up as interest rates adjust to higher, historical levels. There is no assurance that any of these economic and financial conditions will materialize, and even if they do, due to the complexity and influence of other market factors, whether the general market consequences noted above will occur as described.

        We also believe the tight capital markets for new developments may provide opportunities for mortgage, bridge or mezzanine investments. GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations. Banks and other debt providers tend to limit financing to approximately 60% of total costs. These limitations may provide us with lending opportunities that would provide higher short-term returns (three to five years) with lower overall risk but more investment flexibility than equity, while still participating in development investments. We would seek creditworthy borrowers and developments that meet our investment criteria.

        With these market fundamentals, we believe our strategy of focusing on institutional high quality market sectors with low housing affordability and high barriers to entry will benefit from the combination of low supply and pent up demand. The stabilized multifamily communities in our portfolio have an average occupancy of 88% as of December 31, 2010, usually the seasonal low point for occupancy, compared to 94% as of September 30, 2010, 92% as of June 30, 2010 and 93% as of March 31, 2010.

        We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio. As of December 31, 2010, we have sold a total of approximately 90.8 million shares (including DRIP) of common stock and raised a total of $903.3 million in gross proceeds from our Initial Public Offering. Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions). At the completion of our Initial Public Offering, we believe we will own sufficient assets that meet our investment objectives.

        We intend to leverage the proceeds from these offerings with property debt and aim for a leverage ratio of approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio. However, market fundamentals related to capitalization rates, interest rates and financing terms could affect our eventual leverage ratio thus, we will maintain a flexible policy as to leverage. We may use various forms of debt financing, including property specific, cross collateralized pools and credit facilities. We will generally seek non-recourse financing, particularly for stabilized communities.

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

Property Portfolio

        The table below presents our wholly owned communities and investments in unconsolidated real estate joint ventures, the latter of which are currently all BHMP CO-JVs. Each of these investments is categorized as of December 31, 2010 based on stages as defined below:

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

  •
  Developments are communities currently under construction and leasing activity has not commenced. As of December 31, 2010, there are no communities classified as developments.

        For each of the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide additional information describing the underlying investment. All BHMP CO-JV information is presented gross and not proportionate to our ownership.

		Physical Occupancy Rates(a)		Monthly Rental Rate Per Unit(b)
		As of December 31,		As of December 31,
Investments in Real Estate	Units	2010	2009	2010	2009
Stabilized / Non-comparable:
Acacia on Santa Rosa Creek / Santa Rosa, California	277	91%	N/A	$1,309	N/A
Burnham Pointe / Chicago, Illinois	298	90%	N/A	$2,016	N/A
The Gallery at NoHo Commons / Los Angeles, California	438	85%	90%	$1,877	1,624
Grand Reserve Orange / Orange, Connecticut	168	93%	92%	$1,511	1,417
The Lofts at Park Crest / McLean, Virginia	131	95%	N/A	$3,046	N/A
Mariposa Loft Apartments / Atlanta, Georgia	253	98%	91%	$1,164	1,190
The Reserve at La Vista Walk / Atlanta, Georgia	283	91%	N/A	$1,088	N/A
Uptown Post Oak / Houston, Texas	392	91%	N/A	$1,389	N/A
Lease ups:
Acappella / San Bruno, California	163	50%	N/A	N/A	N/A
Allegro / Addison, Texas	272	85%	N/A	N/A	N/A

Total wholly owned investments	2,675

		Physical Occupancy Rates(a)		Monthly Rental Rate Per Unit(b)
		As of December 31,		As of December 31,
Investments in Unconsolidated Real Estate Joint Ventures(c)	Units	2010	2009	2010	2009
Stabilized / Comparable:
The Reserve at Johns Creek Walk / Johns Creek, Georgia(d)(e)	210	96%	93%	$1,122	$1,121
Stabilized / Non-comparable:
4550 Cherry Creek / Denver, Colorado(f)	288	93%	N/A	$1,549	N/A
7166 at Belmar / Lakewood, Colorado(f)	308	93%	N/A	$1,070	N/A
Briar Forest Lofts / Houston, Texas(f)	352	94%	N/A	$1,002	N/A
Burrough's Mill / Cherry Hill, New Jersey(f)	308	92%	92%	$1,453	$1,440
Calypso Apartments and Lofts / Irvine, California(f)	177	92%	89%	$1,756	$2,003
The Cameron / Silver Spring, Maryland(e)(g)	325	97%	2%	$1,735	N/A
Cyan/PDX / Portland, Oregon(f)	352	85%	36%	$1,254	N/A
The District Universal Boulevard / Orlando, Florida(f)	425	93%	N/A	$1,041	N/A
Eclipse / Houston, Texas(f)	330	92%	82%	$1,073	N/A
Fitzhugh Urban Flats / Dallas, Texas(f)	452	92%	N/A	$1,013	N/A
Forty55 Lofts / Marina del Rey, California(f)	140	96%	22%	$2,830	N/A
Grand Reserve / Dallas, Texas(g)	149	96%	19%	$1,686	N/A
Halstead / Houston, Texas(f)	301	91%	90%	$1,074	$1,186
Satori / Fort Lauderdale, Florida(d)(e)	279	90%	45%	$1,815	N/A
Tupelo Alley / Portland, Oregon(f)	188	94%	N/A	$1,198	N/A
The Venue / Clark County, Nevada(f)	168	80%	50%	$922	N/A
Waterford Place / Dublin, California(f)	390	92%	92%	$1,704	$1,730
Lease ups:
55 Hundred / Arlington, Virginia(d)(e)	234	82%	8%	N/A	N/A
Bailey's Crossing / Alexandria, Virginia(d)(e)	414	76%	11%	N/A	N/A
San Sebastian / Laguna Woods, California(f)	134	45%	N/A	N/A	N/A
Skye 2905 / Denver, Colorado(f)	400	89%	N/A	N/A	N/A
Veritas / Henderson, Nevada(e)(g)(h)	430	76%	N/A	N/A	N/A

Total investments in unconsolidated real estate joint ventures	6,754

	9,429

(a)
Physical occupancy rate is defined as the units occupied as of December 31, 2010 or 2009 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. The physical occupancy rate is not provided for December 31, 2009 if we did not have an interest in the property as of that date. The total gross leasable area ("GLA") of retail space for all of these communities is approximately 168,000 square feet, which is approximately 5% of total rentable area. Of the stabilized communities, The Lofts at Park Crest, Tupelo Alley, Burnham Pointe, Satori, The Reserve at Johns Creek Walk, The District Universal Boulevard, The Reserve at La Vista Walk, Cyan/PDX, and The Cameron contain retail space with approximately 157,000 square feet of GLA, of which approximately 64% was occupied at December 31, 2010.

(b)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2010. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the year ended December 31, 2010, these other charges were approximately $6.5 million, approximately 7% of total revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space. Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for properties classified as stabilized as of December 31, 2010 or 2009. Monthly rental revenue per unit is also not presented as of December 31, 2009 if we did not have an interest in the property at that date.

(c)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%). Each of our investments in unconsolidated real estate joint ventures is subject to buy-sell rights with the BHMP Co-Investment Partner.

(d)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(e)
Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(f)
Equity investment wholly owned by a BHMP CO-JV.

(g)
Loan investment by a BHMP CO-JV.

(h)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by a BHMP CO-JV.

        During 2010, we acquired seven wholly owned multifamily communities and six newly formed BHMP CO-JVs. Also during 2010, three existing BHMP CO-JVs increased their equity ownership interests in the Property Entity.

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

        There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon factors such as the type of financing, status of operations and entity structure and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a very large percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers. The evaluation will also consider the relation of these parties' rights to their economic participation in benefits or obligation to absorb losses. As operating and other governance agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

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

        Notes receivable are assessed for impairment. Based on specific circumstances we determine the probability that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability to collect all contractual amounts including factors such as the general or market-specific economic conditions for the project; the financial conditions of the borrower and guarantors, if any; the degree of any defaults by the borrower on any of its obligations; the assessment of the underlying project's financial viability and other collateral; the length of time and extent of the condition; and our or the Co-Investment Venture's intent and ability to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in the market value. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture's (all of which have been made through BHMP CO-JVs) investment in the loan and the present value of the estimated cash flows discounted at the loan's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the property's fair value as a basis for the impairment.

        In evaluating impairments, there are judgments involved in determining the probability of collecting contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually not any secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the loan, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral.

        Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our results of operations and financial condition.

  Investments in Unconsolidated Real Estate Joint Ventures

        As of December 31, 2010, all of our Co-Investment Ventures are BHMP CO-JVs. We are the manager of each BHMP CO-JV's affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner. In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000. As a result of the equal substantive participating rights possessed by each owner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), contributions, and distributions, including eliminations for our share of inter-company transactions.

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

        When we or a BHMP CO-JV acquire a controlling interest in a business previously accounted for as a noncontrolling investment, a gain or loss is recorded for the difference between the fair value and the carrying value of the investment in the real estate joint venture and in some instances pre-existing relationships. This analysis, which is from the perspective of market participants, requires determination of fair values for investments and contractual relationships where there are no secondary markets. Accordingly, we must rely on our subjective judgments using models with the best available information including assessments for projected cash flow and investor return expectations. Changes in these judgments could significantly impact our results of operations and the carrying amount of our assets and liabilities.

  Real Estate and Other Related Intangibles

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price after adjusting for contingent consideration and settlement of any pre-existing relationships. We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities consist of the fair value of above-market and below-market leases, in-place leases and contractual rights. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles. Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current-market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

  Investment Impairments

        For properties wholly owned by us or our Co-Investment Ventures, including all related intangibles, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. If any real estate asset is considered impaired, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values. Fair value is generally estimated by valuation of similar assets.

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

Results of Operations

        For the years ended December 31, 2010 and 2009, we reported a net loss of $34.6 million and $8.3 million, respectively, compared to net income of $2.6 million for the year ended December 31, 2008. The overall increase in net loss is primarily due to our acquisitions made during 2010, including seven wholly owned multifamily communities, and, six acquisitions by BHMP CO-JVs, and the treatment of these acquisition activities. Acquisition costs which are attributable to business combinations are expensed. This includes acquisition costs related to our business combinations and those related to BHMP CO-JVs, where we recognize our share through equity accounting. For the years ended December 31, 2010 and 2009, our share of acquisition expenses was approximately $12.1 million and $5.0 million, respectively, including our share of acquisition expenses for unconsolidated real estate joint ventures. Prior to 2009, our share of acquisition costs was capitalized as part of the acquisition. Acquisition accounting also requires that we allocate a portion of the purchase price to in-place lease intangibles. These lease intangibles are amortized over remaining lease terms, generally a term of less than one year. Accordingly, amortization expense is higher in the period immediately following an acquisition for both our wholly owned investments and our investments in unconsolidated real estate joint ventures. Real estate related depreciation and amortization, including our share from unconsolidated real estate joint ventures, for the years ended December 31, 2010, 2009 and 2008 was $43.1 million, $7.6 million, and $1.1 million, respectively. Further, several of the multifamily communities we have made investments in are in lease up. During these periods, holding costs, amortization and depreciation expense may exceed the pre-stabilization revenues. We expect that as we complete the investments of the proceeds from our Initial Public Offering that earnings on our stabilized real estate investments will have a higher contribution to our net income while pre-stabilized investments will be proportionally less significant to our overall operating results. However, acquisition and amortization expenses during this acquisition and development stage could be significant, resulting in net losses until we have substantially invested the proceeds from our Initial Public Offering.

        Prior to 2009, we did not have any investments in wholly owned multifamily communities, and our primary investments were mezzanine and mortgage development loans and equity investments in Property Entities, substantially made through BHMP CO-JVs. Due to our subsequent acquisition activity, as of December 31, 2009 and 2010 we owned three and ten wholly owned multifamily communities, respectively. In addition, as of December 31, 2009, we had 17 investments in unconsolidated joint real estate joint ventures. During 2010, we acquired six additional investments through unconsolidated joint ventures. Wholly owned investments are reported on a consolidated basis rather than as equity investments. Accordingly, many of our results for 2010 are not directly comparable to 2009 or 2008, where our results of operations for each period presented reflect significant increases in substantially all reporting categories for the current period. This will likely be the case until we substantially invest the proceeds from the Initial Public Offering.

  Fiscal year ended December 31, 2010 as compared to fiscal year ended December 31, 2009

        Rental Revenues.    Rental revenues for the year ended December 31, 2010 were approximately $32.6 million, compared to $4.1 million for the year ended December 31, 2009. As noted above, the increase was due primarily to our acquisition activity during 2010. We expect continued increases in these revenues as a result of owning our newly acquired communities for a full reporting period and our expected acquisitions of additional real estate investments.

        Property Operating and Real Estate Tax Expenses.    Property operating and real estate tax expenses for the year ended December 31, 2010 were approximately $14.3 million, compared to $1.6 million for the year ended December 31, 2009. As noted above, the increase was due primarily to our acquisition activity during 2010. We expect continued increases in these expenses as a result of owning our newly acquired communities for a full reporting period and our expected acquisitions of additional real estate investments.

        Asset Management and Other Fees.    Asset management fees for the years ended December 31, 2010 and 2009 were approximately $5.1 million and $2.1 million, respectively. These fees are generally based on the amount of our gross real estate investments, the time period in place and the asset management fee rate. Accordingly, the increase is due to the timing and funded amounts of our investments during 2010. We expect continued increases in the amount of our real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010, the asset management fee rate was decreased. Accordingly, we expect an increase in our asset management fees, but the rate of increase is expected to be less than previously expected.

        General and Administrative Expenses.    General and administrative expenses for the years ended December 31, 2010 and 2009 were approximately $4.2 million and $3.2 million, respectively, and included increased costs for corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees, and legal fees. We expect further increases as a result of owning and acquiring additional real estate investments and other joint venture interests.

        Acquisition Expenses.    Acquisition expenses for the years ended December 31, 2010 and 2009 were approximately $10.8 million and $3.4 million, respectively, which included expenses incurred with third parties, incurred with our Advisor and our amortization of acquisition costs related to our BHMP CO-JV investments. During 2010, we completed seven acquisitions compared to three in 2009. As we make additional wholly owned and joint venture investments, we expect acquisition expenses to continue and to have a significant effect on our operating results. Prior to 2009, GAAP provided for the capitalization of acquisition costs. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Expense.    Interest expense for the year ended December 31, 2010 was approximately $5.7 million compared to $0.1 million in 2009. The increase was due to increased borrowing related to permanent mortgages on our wholly owned multifamily communities and our credit facility. As of December 31, 2010, our mortgage loans payable were $93.4 million and the weighted average interest rate was approximately 4.78%. During the year ended December 31, 2009, we had only one mortgage loan payable of $51.3 million, which was outstanding for only a portion of the year. Also during 2010, we closed on a $150 million credit facility. During the year ended December 31, 2010, our borrowings under the credit facility ranged between no amount outstanding and $103.0 million ($64.0 million outstanding on December 31, 2010) with interest rates generally ranging between 2.3% and 2.6%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $1.2 million during the year ended December 31, 2010. Interest expense for the year ended December 31, 2010 is net of interest capitalization of $0.9 million. Interest expense of $0.3 million was capitalized in 2009.

        Depreciation and Amortization.    Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $21.5 million and $2.9 million, respectively. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases. As noted above, the increase is due to our wholly owned real estate acquired during 2010. As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, for the years ended December 31, 2010 and 2009 was approximately $1.4 million and $1.1 million, respectively. Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities. Accordingly, our cash equivalent balances are subject to significant changes. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. In the current environment, these cash equivalents continue to have low earnings rates.

        Equity in Earnings (Loss) of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for the year ended December 31, 2010 was approximately $6.9 million compared to approximately $0.2 million for the year ended December 31, 2009.

        During 2010, we made $159.8 million of new investments related to equity investments in newly formed BHMP CO-JVs. We also invested $23.6 million in existing BHMP CO-JVs, primarily to acquire Property Entities from unaffiliated owners, increase their equity ownership interests in the Property Entities and/or pay down existing financing as follows:

  •
  In December 2010, the Skye 2905 BHMP CO-JV indirectly acquired the remaining ownership interest in the Skye 2905 Property Entity for $39.3 million. Included as a part of the acquisition, the Skye 2905 BHMP CO-JV partially modified the construction loan, paying $21.2 million to reduce the principal balance to $47.0 million, obtaining a six-month extension option and resetting the LIBOR based interest rate. The total funding by the Skye 2905 BHMP CO-JV was approximately $24.5 million. Effective with the transaction, The Skye 2905 Property Entity became wholly owned by The Skye 2905 BHMP CO-JV. Our contribution to the Skye 2905 BHMP CO-JV was approximately $13.5 million. As a part of the closing of the acquisition and the construction loan modification, the Skye 2905 BHMP CO-JV converted its $14.8 million note receivable to equity. A gain of $3.7 million was recognized for the difference between the Skye 2905 BHMP CO-JV's investment carrying value and the fair value at the acquisition date.

    Our share of the gain is included in equity in earnings (loss) of investments in unconsolidated real estate joint ventures and was approximately $2.0 million.

  •
  In December 2010, the Satori BHMP CO-JV converted its $14.8 million note receivable, plus accrued interest of $1.4 million for an additional equity ownership interest in the Satori BHMP CO-JV. No additional consideration was paid in connection with the acquisition of the additional equity ownership interest.

  •
  In August 2010, The Venue BHMP CO-JV indirectly acquired the remaining ownership interest in The Venue Property Entity for $0.4 million. Included as a part of the acquisition, The Venue BHMP CO-JV also extinguished The Venue Property Entity's construction loan with a final principal payment of $17.9 million. At the time of the payoff, the construction loan had a principal balance of $19.7 million. The total funding by The Venue BHMP CO-JV for the above transaction was approximately $18.3 million. Our contribution to The Venue BHMP CO-JV was approximately $10.1 million. Effective with the transaction, The Venue Property Entity became wholly owned by The Venue BHMP CO-JV. Upon the acquisition of the controlling interest, The Venue BHMP CO-JV recognized a gain of $1.3 million for the difference between The Venue BHMP CO-JV's investment carrying value and the fair value. Our share of the gain is included in equity in earnings (loss) of investments in unconsolidated real estate joint ventures and was approximately $0.7 million. At the closing of the acquisition, The Venue BHMP CO-JV effectively eliminated its note receivable to The Venue Property Entity.

        A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$1.5	$0.7	$7.7	$1.0
Equity investments:
Stabilized / Comparable	(0.6)	—	(0.6)	0.1
Stabilized / Non-comparable	(6.6)	5.5	(2.3)	0.2
Lease ups	(1.2)	1.5	(4.9)	2.2
Developments	—	—	(0.1)	2.2

	(8.4)	7.0	(7.9)	4.7

Total	$(6.9)	$7.7	$(0.2)	$5.7

        Earnings from underlying loan investments decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to the BHMP CO-JV conversion of notes receivable to additional equity interests for Bailey's Crossing, Eclipse and 55 Hundred during the fourth quarter of 2009. As a result, these BHMP CO-JVs did not have any interest income for the year ended December 31, 2010. These BHMP CO-JVs had interest income of approximately $5.1 million for the year ended December 31, 2009. During 2010, The Venue, Skye 2905, and Satori BHMP CO-JVs converted their notes receivable for additional equity ownership interests, further reducing interest income during 2010. One of the remaining notes receivable held by the BHMP CO-JVs also has a conversion option. If this note receivable is also converted, we would expect further decreases in equity earnings and distributions classified as cash provided by operating activities related to loan investments. Cash provided by operating activities may also decrease for loan investments due to loan provisions which provide for full or partial accrual of interest until maturity.

        Equity in loss from stabilized/non-comparable investments increased for the year ended December 31, 2010 compared to the comparable period in 2009, primarily due to our share of depreciation and amortization expense and one-time charges for acquisition expenses exceeding net operating income. During 2010, we added investments in six new stabilized/non-comparable communities through BHMP CO-JVs as well as reclassified seven other multifamily communities from lease up to stabilized/non-comparable investments. For the year ended December 31, 2010, we incurred approximately $1.3 million of one-time acquisition expenses related to investments in six operating/non-comparable communities through BHMP CO-JVs, compared to seven investments through BHMP CO-JVs and $1.5 million of associated acquisition expense in 2009. These investments contributed to additional depreciation and amortization expense. The year ended December 31, 2010 also benefited from one time items, including a $1.8 million gain related to a gain for the excess of the fair value over The District Universal Boulevard's purchase price, a $2.7 million gain related to the acquisitions of controlling interests in The Venue and Skye 2905, and a $0.1 million gain related to the early extinguishment of the Halstead mortgage payable. While all our stabilized/non-comparable investments made through BHMP CO-JVs produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash flows from operating activity of approximately $5.5 million during the year ended December 31, 2010. There were no distributions classified as operating activity for the corresponding period in 2009.We expect to continue to receive distributions from these investments but, due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

        Equity in loss from lease up equity investments decreased for the year ended December 31, 2010 compared to the comparable period in 2009, primarily due to a decrease in the number of properties underlying our investments that were in lease up. All of the investments in properties undergoing lease up produced equity losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. During the year ended December 31, 2010, Satori, Cyan/PDX, Eclipse, Forty 55 Lofts, Satori and The Venue were reclassified from lease up to stabilized/non-comparable investments.

        We review our investments for impairments in accordance with GAAP. For the years ended December 31, 2010 and 2009, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in certain factors, primarily:

  •
  Status of guarantors' financial position.  Due to volatility in market prices in general and real estate values specifically, parties that provided us guarantees may not have the assets or net worth as previously reported. Guarantors may also face liquidity issues as their financings become due. Where our analysis was dependent on a guarantor's ability to perform, our judgments could change based on new developments.

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

  •
  Workouts.  In structuring the BHMP CO-JVs' investments in Property Entities, some of our investments contain provisions that provide us with priority or preferential returns. If the underlying projects are affected by market conditions, which may not directly affect our returns but may affect the other owners, the other owners may request workouts or other changes to the deal structures. Although we may not be contractually forced to accept these changes, there could be other factors that would cause us to accept certain modifications or enter into workouts. Based on the consequences of these changes, our assessment of our investment could change. In particular, see the discussion of The Cameron below.

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

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The 2009 Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing. With regard to The Cameron Property Entity, The Cameron BHMP CO-JV investment is only as a lender with a $20.0 million note receivable investment, including accrued interest less deferred fees. Our share of the note receivable is approximately $11.0 million.

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

        Subsequent to Fairfield Residential's restructuring, in October 2010, The Cameron senior lender gave notice that the interest rate would be reset to the default rate, retroactive to December 2009. In turn, The Cameron BHMP CO-JV gave notice that the interest rate on its note receivable would be reset to the default rate, retroactive to December 2009. The default rate of The Cameron BHMP CO-JV note receivable is 13%, compared to the regular rate of 9.5%. As of March 25, 2011, The Cameron Property Entity has not paid either the senior lender or The Cameron BHMP CO-JV default interest. Through March 25, 2011, The Cameron BHMP CO-JV has not made any claims to the bankruptcy restructured entity, although it has preserved its rights to do so.

        The Cameron BHMP CO-JV is currently in discussions with the senior lender and the owners of The Cameron Property Entity to restructure The Cameron Property Entity or cure the senior construction loan default and the BHMP CO-JV note receivable default. If The Cameron Property Entity does not cure the default, we expect to have an opportunity to (1) cure the default, (2) purchase the senior construction loan, (3) foreclose on the property, (4) acquire a 100% or partial ownership interest in The Cameron Property Entity or (5) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and The Cameron BHMP CO-JV. Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the BHMP CO-JV accounting for the investment as a joint venture, or if The Cameron BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for the Cameron BHMP CO-JV to recover the carrying value of its note receivable to The Cameron Property Entity.

        As of December 31, 2010, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2010, no impairment charges related to our investments with respect to The Cameron BHMP CO-JV or its notes receivable investment have been recorded.

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

        Property Operating and Real Estate Tax Expenses.    These expenses were approximately $1.6 million and are from our wholly owned multifamily communities acquired in 2009. We did not have any wholly owned real estate assets in 2008 and consequently did not have any property operating expense in 2008.

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

        A breakdown of our approximate equity in earnings by type of underlying investments for the year ended 2009 and 2008 is as follows (amounts in millions):

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Equity in Earnings (Loss)	Cash Provided by Operating Activities	Equity in Earnings (Loss)	Cash Provided by Operating Activities
Loan investments	$7.7	$1.0	$5.4	$4.3
Equity investments:
Stabilized / Comparable	(0.6)	0.1	(0.8)	—
Stabilized / Non-comparable	(2.3)	0.2	—	—
Lease ups	(4.9)	2.2	(0.3)	—
Developments	(0.1)	2.2	—	—

	(7.9)	4.7	(1.1)	—

Total	$(0.2)	$5.7	$4.3	$4.3

        Earnings from underlying loan investments increased due to additional advances in Property Entities for the Grand Reserve, Veritas, and Skye 2905. The weighted average interest rate for all of the loan investments was approximately 10.6% as of December 31, 2009 compared to 10.1% as of December 31, 2008.

        Earnings from equity investments for stabilized/comparable relate to The Reserve at John Creek Walk for both 2009 and 2008. The decrease in loss for 2009 was due to less lease intangible amortization expense than in 2008.

        Earnings from equity investments for stabilized/non-comparable and lease ups were recorded as a loss for 2009 primarily due to our share of depreciation and amortization expense and one time charges for acquisition expenses exceeding net operating income. During 2009, we added investments in four new stabilized/non-comparable and three lease up communities, incurring approximately $1.5 million of one-time acquisition expenses. For these new stabilized/non-comparable communities through BHMP CO-JVs, the average occupancy at December 31, 2009 was 91%. While all our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions of approximately $4.7 million during 2009. These investments were substantially completed in the second half of 2009, and therefore do not include a full year of operating results.

        Equity in earnings from the lease up equity investments was a loss in 2009 primarily related to the three properties underlying our investments that began leasing, but have not yet reached stabilization, Eclipse, Satori, The Venue, and Forty55 Lofts. These losses were recognized due to these communities recently being placed in service, where interest expense, amortization and depreciation exceeded the unstabilized net operating income as well as one-time acquisition expenses. Although these equity investments produced a loss in equity in earnings, our lease up investments provided cash distributions to us during 2009 of approximately $0.2 million. The loss in equity in earnings for Eclipse, Satori and The Venue had no effect on our cash flow as the operating deficit was included in the development budget and was covered by construction loan draws.

        During 2009, our only development investments, Veritas and Skye 2905, produced net losses. Previously all development activities were capitalized to the projects. Although these investments produced losses, they had no affect on our net cash flow as all expenditures were included in the development budget and covered by construction draws.

Cash Flow Analysis

        Cash and cash equivalents decreased for the year ended December 31, 2010 by $24.9 million as compared to an increase in cash and cash equivalents for the year ended December 31, 2009 of approximately $53.8 million. During 2010, we invested $562.1 million in multifamily acquisitions and investments in unconsolidated real estate joint ventures, essentially employing all of the available proceeds from sales of our common stock. In 2009, we invested $341.9 million in multifamily acquisitions and investments in unconsolidated real estate joint ventures while raising $410.7 million in proceeds from sales of our common stock. We expect that acquisition expenditures and proceeds from our Initial Public Offering will continue to be significant factors in our overall cash flow.

  Year ended December 31, 2010 as compared to the year ended December 31, 2009

        Similar to our discussion above related to "Results of Operations," many of our cash flow results for 2010 are not comparable to similar results in 2009 due to increased acquisition activity and financing activity. In addition, our proceeds from our Initial Public Offering have increased in 2010 as compared to 2009. As a result, our cash flows for the year ended December 31, 2010 reflect significant differences from the cash flows for the year ended December 31, 2009.

        Cash flows provided by operating activities for the year ended December 31, 2010 were $2.6 million as compared to cash flows provided by operating activities of $0.2 million for the same period in 2009. A substantial portion of our GAAP net loss is due to non-cash charges, primarily related to depreciation and amortization, including amounts recognized from our investments in unconsolidated real estate joint ventures. We expect that that these non-cash charges will continue to be significant adjustments to net cash provided by operating activities. During 2010, these adjustments for equity losses in unconsolidated joint ventures, depreciation and amortization totaled $28.4 million compared to a $3.1 million deduction in the comparable prior period in 2009. Also during 2010, we recognized approximately $12.1 million of acquisition expenses, approximately $10.8 million related to wholly owned acquisitions and approximately $1.3 million related to acquisitions included within our investments in unconsolidated real estate joint ventures. For the comparable period in 2009, there was approximately $3.4 million of acquisition expenses related to wholly owned acquisitions and $1.6 million of acquisition expenses related to acquisitions included within our investments in unconsolidated real estate joint ventures. Prior to 2009, acquisition expenses were capitalized and not included in cash flows from operating activities. Distributions received from our investments in unconsolidated real estate joint ventures were $7.7 million for the year ended December 31, 2010, compared to $5.7 million for the comparable period in 2009. The increase was primarily due to additional investments and improved operations for certain of the BHMP CO-JVs, offset by decreases in the amounts of interest income earned by the applicable BHMP CO-JVs, primarily as a result of the conversion of notes receivable into initial or additional ownership interests in Eclipse, 55 Hundred, Bailey's Crossing and The Venue. Cash flow from operating activities also benefited from the cash receipt of deferred lease revenue related to Gallery of NoHo Commons.

        Cash flows used in investing activities for the year ended December 31, 2010 and 2009 were $461.2 million and $341.0 million, respectively. For the year ended December 31, 2010, we acquired seven wholly owned multifamily communities and invested in six new BHMP CO-JVs. In connection with one of our wholly owned acquisitions, we assumed debt financing of $26.8 million. For the year ended December 31, 2009, our primary investments were in three wholly owned multifamily community acquisitions, fulfilling our loan and equity fundings of our 15 BHMP CO-JV investments as well as funding for our wholly owned note receivable. As our Initial Public Offering continues until July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions), we would expect to acquire additional multifamily communities, the amount dependent primarily on the final net offering proceeds. Providing a source of investing cash flow for the year ended December 31, 2010 were BHMP CO-JV distributions related to financings for eight BHMP CO-

JVs which were returns of investments in unconsolidated real estate joint ventures of $101.5 million. These investments were initially funded entirely with cash, and during 2010, financing was obtained for the communities. During the comparable period in 2009, returns of investments in unconsolidated real estate joint ventures primarily related to reimbursements of excess capital contributions and non-operating cash flows.

        Cash flows provided by financing activities for the year ended December 31, 2010 and 2009 were $433.7 million and $394.5 million, respectively. For the year ended December 31, 2010, net proceeds from our Initial Public Offering were approximately $444.7 million, compared to $410.7 million for the comparable period in 2009. Additionally, financing proceeds increased due to obtaining additional draws from our credit facility as well as a financing for one of our wholly owned multifamily communities. For the year ended December 31, 2010, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the year ended December 31, 2009.

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

        Cash flows used in investing activities for the years ended December 31, 2009 and 2008 were $341.0 million and $35.4 million, respectively. During 2009, we acquired three wholly owned multifamily communities for all cash. During 2009, we invested in seven new BHMP CO-JVs and contributed capital to three BHMP CO-JVs in connection with restructurings of their investments in the respective Property Entities. During 2008, our primary investments related to fulfilling our loan and equity fundings of our ten BHMP CO-JV investments. Also providing a source of investing cash flow for the year ended December 31, 2009 were BHMP CO-JV distributions which were returns of investments in unconsolidated real estate joint ventures, primarily related to an excess contribution to the Veritas BHMP CO-JV funded in 2008 and returned during 2009.

        Cash flows provided by financing activities for the years ended December 31, 2009 and 2008 were $394.5 million and $3.4 million, respectively. Financing activities increased due to our Initial Public Offering commencing in September 2008. Additionally, financing activities increased due to obtaining new financing for one of our wholly owned multifamily communities. The acquisition of this community was initially funded entirely with cash and then financed, receiving net proceeds of approximately $50.4 million. For the year ended December 31, 2009, distributions increased due to higher distribution rates and increased common stock outstanding from our Initial Public Offering as compared to the same period in 2008. There was no capital raise for the nine months ended September 30, 2008. Our board of directors increased the distribution rate from an effective annual rate of 6.5% to 7.0% in March 2009, resulting in increased distributions. Offering costs paid were significantly higher for the year ended December 31, 2009, because offering costs paid are a factor of our common stock sales and our Advisor incurs greater costs in the initial phases of our offering.

Liquidity and Capital Resources

  General

        Currently, our primary demand for funds are investments in multifamily communities, on our own or through joint ventures, and for the payment of operating expenses and distributions. In January 2011, we announced the termination of our Initial Public Offering by July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions). After the termination of the Initial Public Offering and investment of the proceeds therefrom, we would expect a significant reduction in the use of funds for acquisitions and investments. Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as debt secured by our real estate investments. However, there may be a delay between the sale of our shares, the timing of investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations. During this period, we may use proceeds from our Initial Public Offering and our financings to fund distributions to our stockholders. During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in real estate and real estate-related assets. These lower returns may affect our ability to make distributions or the amount actually disbursed. We also intend to use our $150 million credit facility to meet short-term liquidity requirements, including for new investments.

        In June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning in the month of September 2010. Although there continue to be favorable fundamentals in our targeted multifamily investments, the board took this action in light of compression in capitalization rates due mainly from increased demand from multifamily investors. As noted above, the lower distribution rate will allow a higher proportion of our distribution to be funded from earnings or cash flow from operating activities than would be the case with the prior distribution rate.

  Short-Term Liquidity and Short-Term Debt

        Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering, and our credit facility. As of December 31, 2010, our cash and cash equivalents balance was $52.6 million, compared to $77.5 million as of December 31, 2009. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering. As of December 31, 2010, we sold approximately 90.8 million shares, including DRIP, of our common stock with gross proceeds of approximately $903.3 million. For the year ended December 31, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately

$472.9 million. For the year ended December 31, 2009, we received gross proceeds of approximately $419.5 million. After the termination of our Initial Public Offering, we will be more dependent on our cash flow from operating activities and the other sources noted. Cash flow operating activities were $2.6 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively. We also expect our operating cash flows to increase from a full year of operations from our 2010 investments.

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

        On March 26, 2010, we closed on a $150.0 million credit facility. We intend to use the facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility. The total borrowings we are eligible to draw depends upon the value of the collateral we have pledged. During 2010, we pledged additional collateral in support of the facility and, as of December 31, 2010, we may additionally draw approximately $86.0 million, up to an aggregate amount of $150.0 million; however, future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of December 31, 2010		For the Year Ended December 31, 2010
	Balance Outstanding	Average Rate(a)	Average Balance Outstanding(b)	Average Rate(a)	Maximum Balance Outstanding
Credit Facility Borrowings	$64.0	2.35%	$39.6	2.40%	$103.0

(a)
The average rate is based on month-end rates for the period.

(b)
The range of our outstanding balances was $0 to $103.0 million for the year ended December 31, 2010. The balances fluctuate due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

  Long-Term Liquidity, Acquisition and Property Financing

        Our primary funding source for investments is the proceeds we receive from our Initial Public Offering, joint venture arrangements and debt financings. In the offering, we may sell up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above.

        During the second half of 2010, monthly gross proceeds raised from our Initial Public Offering were trending down. In the third and fourth quarter, gross proceeds raised were $78.2 million per quarter. For the third quarter and fourth quarter of 2009, gross proceeds raised were $98.6 million and $147.3 million, respectively. The stock sales trends have not had an effect on our operations, and in the first two months of 2011, we have seen an increase in the raise of over 10% from the fourth quarter of 2010.

        Our board of directors has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions). Although future stock sales are difficult to forecast, we would expect that our stock sales to increase as investors sometimes wait until the end of the offering period before deciding to invest. There is no assurance that this will occur for our Initial Public Offering. After our Initial Public Offering, we will be dependent on the short-term and long-term liquidity sources discussed in this section. We would also expect that, with the completion of our Initial Public Offering, the scale of our investment activity will be reduced.

        We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through December 31, 2010, we and the BHMP Co-Investment Partner have contributed approximately $359.7 million and $273.8 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of December 31, 2010, approximately $26.2 million of PGGM's $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of unfunded commitment may be increased. PGGM is an investment vehicle for Dutch pension funds. We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

        As of December 31, 2010, if the remaining BHMP Co-Investment Partner funding commitment is drawn, our corresponding share to the BHMP CO-JVs would be approximately $16.7 million. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering and other sources described in this section.

        As of December 31, 2010, we and our BHMP CO-Investment Partner have five equity investments in Property Entities that include other third party owners. These Property Entities have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the third party owners. Where third party owners have obligations to fund their share of commitments, we believe these owners have the resources to meet their share of these obligations. However, in the event that these parties are unable to meet their share of joint venture obligations, there could be adverse consequences to the operations of the respective multifamily community and we and our BHMP Co-Investment Partner may have to fund any deficiency. Our share of such deficiency could be significant but we believe would be funded from the sources described under this heading.

        For each equity investment, we will also evaluate the use of new or existing property debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our parent company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third-party owners. Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio. If property debt is used on wholly owned properties, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been obtained in the forms of construction financings and permanent mortgages. Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We will generally seek non-recourse financing, particularly for stabilized communities. As of December 31, 2010, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

        As of December 31, 2010, the total carrying amount of debt, including our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at December 31, 2010 was 0.26%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share(a)
Parent Company Level:
Permanent mortgages—fixed interest rates	$93.4	4.78%	2013 to 2017	$93.4
Credit Facility	64.0	Monthly LIBOR + 2.08%	2017	64.0
BHMP CO-JV Level:
Permanent mortgages—fixed interest rates	290.7	4.38%	2013 to 2020	163.3
Construction loans—variable interest rates	47.0	Monthly LIBOR + 2.50%	2011	25.9
Property Entity Level:
Construction loans—variable interest rates(b)	230.2	Monthly LIBOR + 2.39%	2011 to 2013	92.6
Permanent mortgages—fixed interest rates	23.0	6.46%	2013	11.7

Total	$748.3			$450.9

(a)
Our approximate share for BHMP CO-JV and Property Entity level is calculated based on our share of the back-end equity interest, as applicable.

(b)
Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date.

        Certain of these debts contain covenants requiring the maintenance of certain operating performance levels. As of December 31, 2010, we believe the respective borrowers were in compliance with these covenants. The above table excludes debts owed to BHMP CO-JV or us and does not include debt of Property Entities in which a BHMP CO-JV has not made an equity investment.

        Contractual principal payments for mortgages, credit facility, and construction loans for each of the five years from December 31, 2010 are as follows (in millions):

	Parent Company Level	BHMP CO-JV Level	Property Entity Level
2011	$0.6	$48.3	$142.4
2012	$0.6	$1.7	$35.1
2013	$25.1	$57.0	$75.7
2014	$—	$1.6	$—
2015	$—	$77.0	$—
2016 and thereafter	$131.1	$152.1	$—

        We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. As a part of the BHMP CO-JV governing agreements, the BHMP CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial which may require additional contributions from us or the BHMP CO-JVs. We expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such capital contributions.

        As of December 31, 2010, the BHMP CO-JVs had one BHMP CO-JV level construction loan payable for $47.0 million which is due in June 2011. In addition, the BHMP CO-JVs that have made equity investments in Property Entities had four Property Entity level construction loans payable for $230.2 million. The Property Entity level construction loans are the responsibility of the Property Entity, with two of these construction loans having guarantees provided by third party developers. Although the Property Entity level construction loans payable are not a responsibility of the BHMP CO-JV or us, these construction loans payable as well as the BHMP CO-JV level construction loan payable will require permanent financing at their maturity dates, including any extension options. In obtaining permanent financing, the BHMP CO-JV or the Property Entity may be required to pay off or partially pay down the construction loans payable. During 2009 and 2010, the BHMP CO-JVs made investments in five Property Entities to retire or partially pay down other construction loans. Our share of these loan payments by BHMP CO-JVs was approximately $60.2 million. Generally, the instances where the entire loans were paid off were due to situations where the BHMP CO-JV was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the BHMP CO-JV acquired less than 100% of the ownership in a community or we were seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involve different lenders and investors, the BHMP CO-JVs may decide to make additional investments in the remaining five multifamily communities with construction loans. Our share of these investments could be material and we would expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

        In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of December 31, 2010, the weighted average interest rate on our wholly owned communities fixed interest financings was 4.78%. During the year ended December 31, 2010, we assumed or closed on $42.6 million of financing collateralized by our real estate investment in Acacia on Santa Rosa Creek and Mariposa Loft Apartments. The mortgage loans payable have a term of three to seven years with principal and interest or interest-only payments at a weighted average fixed interest rate of 4.85%.

        As of December 31, 2010, the weighted average interest rate on BHMP CO-JV level fixed interest financings was 4.38%. During the year ended December 31, 2010, nine BHMP CO-JVs closed mortgage financings of $205.7 million. These mortgage loan payables have an initial term of five to ten years with a weighted average fixed interest rate of 4.14%.

        We also evaluate existing financing terms in light of current market terms. If more favorable terms can be obtained, considering prepayment costs and availability and costs of refinancing, we may also prepay existing debt. In September 2010, the Halstead BHMP CO-JV paid off its mortgage loan at a par price of $24.0 million without penalty. The mortgage loan payable carried a face rate of 6.17%, and in October 2010, the Halstead BHMP CO-JV obtained a new mortgage loan for $15.7 million with a lower effective interest rate of 3.79%. If similar opportunities become available, we expect to use proceeds from our Initial Public Offering and other sources described in this section to fund any such refinancing.

        As of December 31, 2010, we currently have two wholly owned communities with a combined carrying value of approximately $99.2 million that are not encumbered by any secured debt. In addition, four BHMP CO-JVs have wholly owned communities with total carrying values of approximately $182.7 million that are not encumbered by any secured debt. We currently intend to obtain secured financing for each of these multifamily communities.

        Additionally, we may use our credit facility to provide bridge or long-term financing for our wholly owned communities. Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facility. However, the credit facility may be used on a longer term basis, similar to permanent financing. Other potential future sources of capital may include proceeds from arrangements with other joint venture partners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.

        We may also sell our debt or equity securities, either privately or publicly placed. Management anticipates within four to six years after the termination of our Initial Public Offering we will begin the process of either listing our common stock on a national securities exchange or liquidating our assets, depending on the then current market conditions.

        For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will also evaluate requirements for capital expenditures. As of December 31, 2010, of the 31 multifamily communities in which we have equity investments, three are BHMP CO-JVs multifamily communities in Property Entities with ongoing, insignificant construction expenditures which are anticipated to be funded from existing construction financing. In connection with our December 2010 acquisition of the Allegro multifamily community, we acquired land for an additional multifamily development. As of December, 31, 2010, we have started initial development activities but have not entered into any significant commitments. We intend to utilize existing cash balances, our credit facility, or a construction loan to finance the development.

        Also related to our 2010 investments, we expect to make deferred maintenance expenditures of $1 to 2 million. We substantially funded our share of these expenditures at the inception of the BHMP CO-JVs or from cash reserves for wholly owned investments. Due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JVs or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of December 31, 2010, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

Distributions

        The distributions funded with cash for the years ended December 31, 2010 and 2009 were approximately $25.1 million and $11.5 million, respectively. Distributions funded through the issuance of shares under our DRIP for the years ended December 31, 2010 and 2009 were approximately $28.2 million and $8.8 million, respectively. For the years ended December 31, 2010 and 2009, cash flow from operating activities was approximately $2.6 million and $0.2 million, respectively. For the years ended December 31, 2010 and 2009, distributions to stockholders funded with cash exceeded cash flow from operating activities by $22.5 million and $11.3 million, respectively. Such differences were funded from proceeds from our Initial Public Offering. For more information about our distributions and our distribution policy, see Item 5, "Market for Registrant's Common Equity, Related Stockholder

Matters, and Issuer Purchases of Equity Securities—Distributions" of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures. As of December 31, 2010, we had 23 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting. None of these investments are variable interest entities. They are reported on the equity basis of accounting because we do not have a controlling interest in the entity. See the "Critical Accounting Policies and Estimates" section above for additional discussions of our consolidation policies and critical assumptions.

        As of December 31, 2010, certain of the BHMP CO-JVs are subject to senior mortgage loans as described in the following table. These loans are senior to our equity investments in the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level borrowings, which except as noted, are all mortgage loans (amounts in millions; LIBOR at December 31, 2010 was 0.26%):

BHMP CO-JV Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Skye 2905(a)	$47.0	Interest-only	Monthly Libor + 250 bps -	June 2011(b)(c)
Waterford Place	59.0	10-year amortizing	4.83% - Fixed	May 2013(b)(d)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015(d)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015(d)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015(d)
Burroughs's Mill	26.0	Interest-only	5.29% - Fixed	October 2016(d)
Fitzhugh Urban Flats	28.0	Interest-only	4.35% - Fixed	August 2017(d)
Eclipse	20.8	Interest-only	4.46% - Fixed	September 2017(d)
Briar Forest Lofts	21.0	Interest-only	4.46% - Fixed	September 2017(d)
Tupelo Alley	19.3	Interest-only	3.58% - Fixed	October 2017(d)
Forty55 Lofts	25.5	Interest-only	3.90% - Fixed	October 2020(d)
Halstead	15.7	Interest-only	3.79% - Fixed	November 2017(d)

Total	$337.7

        As of December 31, 2010, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to mortgage loans as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees. These loans payable are referred to as Property Entity level borrowings (amounts in millions; LIBOR at December 31, 2010 was 0.26%):

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey's Crossing(a)	$71.1	Interest-only	Monthly LIBOR + 275 bps	November 2011(b)(c)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013(d)
55 Hundred(a)	52.7	Interest-only	Monthly LIBOR + 300 bps	November 2013(b)(c)

Total	$146.8

(a)
Construction loan.

(b)
These loans may be eligible for extension periods of up to three years, subject to certain conditions that may include certain fees and the commencement of monthly principal payments.

(c)
The loan may generally be prepaid in full or in part without penalty.

(d)
These loans may generally not be prepaid without the consent of the lender and/or payment of a prepayment penalty.

        As of December 31, 2010, three of the BHMP CO-JVs have mezzanine or mortgage loan investments outstanding in Property Entities. These Property Entities and their affiliates have provided the BHMP CO-JVs with collateral interests in the underlying properties, development projects, improvements, their interests in the Property Entities and/or financial and performance guarantees of the developers and certain of their affiliates. These Property Entities have also obtained additional financings that are senior to the BHMP CO-JV mezzanine or mortgage loan investments, including, for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms. In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms. See "Results of Operations—Fiscal year ended December 31, 2010 as compared to December 31, 2009" for discussion of The Cameron note receivable.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        We have contractual obligations related to our mortgage loan payables and credit facility. The following table summarizes our primary contractual obligations as of December 31, 2010 (amounts in millions):

Mortgage loan	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments	$93.4	$0.6	$0.6	$25.1	$—	$—	$67.1
Interest expense	22.3	4.5	4.4	3.6	3.3	3.2	3.3

	115.7	5.1	5.0	28.7	3.3	3.2	70.4
Credit Facility(a)
Principal payments	64.0	—	—	—	—	—	64.0
Interest expense and fees	18.5	3.0	3.0	3.0	3.0	3.0	3.5

	82.5	3.0	3.0	3.0	3.0	3.0	67.5

Total	$198.2	$8.1	$8.0	$31.7	$6.3	$6.2	$137.9

(a)
The principal amounts provided for our credit facility are based on amounts outstanding as of December 31, 2010, which are currently not due until final maturity of the credit facility. We expect to increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of December 31, 2010 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

        Each of the BHMP CO-JV equity investments that include unaffiliated third-party partners also includes buy/sell provisions. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2010, no such offers are outstanding.

        The Bailey's Crossing and The Cameron BHMP CO-JVs may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partners were to exercise their rights to put their interests to the BHMP CO-JVs. The obligations are for defined periods ranging from less than one year to three years. As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partners' combined invested capital as of December 31, 2010 is approximately $22.1 million. Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million. During 2010, the Grand Reserve BHMP CO-JV exercised its right to cancel a contingent sell option held by the developer in the Property Entity.

        The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement. We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2010 and December 31, 2009, we have approximately $15.9 million and $15.2 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

        Our board of directors has authorized a share redemption program. During the year ended December 31, 2010, our board of directors approved redemptions for 1.8 million shares of common stock for approximately $16.0 million. We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering. For more information about our share redemption program, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Redemption Program" of this Annual Report on Form 10-K.

        Subsequent to the year ended December 31, 2010, we are under contract to purchase three multifamily communities for a total purchase price of approximately $194.7 million, excluding closing costs. As of March 25, 2011, we have made a total of $4.5 million in earnest money deposits on these multifamily communities. If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information. Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

        Subsequent to the year ended December 31, 2010, the Waterford Place BHMP CO-JV entered into a purchase and sale agreement for a sales price of $110 million for the Waterford Place multifamily community. The Waterford Place BHMP CO-JV has received an earnest money deposit of $2.0 million. As of December 31, 2010, the net carrying value of the multifamily community is approximately $74.2 million and is subject to mortgage financing of $59.0 million. The consummation of the sale is subject to various conditions, and there is no assurance that the sale will be consummated.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures' portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

        Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") as defined by the Investment Program Association ("IPA"). MFFO excludes from FFO the following items:

  (1)
  acquisition fees and expenses;

  (2)
  straight line rent amounts, both income and expense;

  (3)
  amortization of above or below market intangible lease assets and liabilities;

  (4)
  amortization of discounts and premiums on debt investments;

  (5)
  impairment charges;

  (6)
  gains or losses from the early extinguishment of debt;

  (7)
  gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

  (8)
  gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

  (9)
  gains or losses related to consolidation from, or deconsolidation to, equity accounting;

  (10)
  gains or losses related to contingent purchase price adjustments; and

  (11)
  adjustments related to the above items for unconsolidated entities in the application of equity accounting.

        We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. As explained below, management's evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

  •
  Acquisition expenses.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisitions costs have been and will continue to be funded from the proceeds of our Initial Public Offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those paid to our Advisor or third parties.

  •
  Impairment charges, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

  •
  Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate.

  •
  Adjustments for straight line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management's analysis of operating performance.

  •
  Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

        By providing MFFO, we believe we are presenting useful information that assists investors to better align their analysis with management's analysis of long-term, core operating activities. Many of these adjustments are similar to adjustments required by SEC rules for the presentation of proforma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO also provides useful information in analyzing comparability between reporting periods. Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

        FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to make distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

        Our total MFFO has increased from 2008 to 2009 and from 2009 to 2010 due to the earnings contributions from our acquisition programs and improved occupancy and operating performances in lease up properties. We acquired seven and three wholly owned multifamily communities in 2010 and 2009, respectively, and made investments in six and seven new BHMP CO-JVs in 2010 and 2009, respectively. We and the BHMP CO-JVs owned 26 and eight stabilized properties as of December 31, 2010 and 2009, respectively.

        Our MFFO was also impacted by our real estate investments in development and lease ups. Until these investments reach stabilization, property operating costs and interest expense in excess of rental revenue will adversely impact MFFO. We believe our investment basis potential for higher returns in these multifamily communities is favorable. For example, our BHMP CO-JVs' investments in Forty55 Lofts, San Sebastian and Cyan/PDX, high quality projects acquired at below-replacement value, required a lease-up period to achieve stabilization. When stabilized, these assets will be well positioned for long-term returns. We believe these investments and our other lease-up investments will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings. See the "Results of Operations" section above for a quantification of the results of our lease ups and development investments.

        The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(34.6)	$(8.3)	$2.6
Real estate depreciation and amortization(a)	43.1	7.6	1.1

FFO	8.5	(0.7)	3.7
Gain on acquisitions of controlling interests(b)	(2.7)	—	—
Gain on early extinguishment of debt(c)	(0.1)	—	—
Acquisition expenses(d)	12.1	5.0	—
Straight-line rents	0.9	0.3	—

MFFO	$18.7	$4.6	$3.7

GAAP weighted average common shares	83.5	32.5	14.4

MFFO per share	$0.22	$0.14	$0.26

(a)
The real estate depreciation and amortization amount includes our consolidated real estate-related depreciation and amortization of intangibles and our similar share of Co-Investment Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

(b)
For the year ended December 31, 2010, our share of the gain on acquisitions of controlling interests relates to the acquisitions of a controlling interest by The Venue and Skye 2905 BHMP CO-JVs.

(c)
For the year ended December 31, 2010, our share of the gain on early extinguishment of debt relates to the Halstead BHMP CO-JV.

(d)
Acquisition expenses include our share of expenses incurred by us and our unconsolidated investments in real estate joint ventures, including amounts incurred with our Advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with GAAP. Prior to 2009, acquisition costs were capitalized, and accordingly, no acquisition expenses were incurred in 2008.

        The following additional information is presented in evaluating the presentation of net income (loss) in accordance with GAAP and our calculations of FFO and MFFO:

  •
  Included in net income (loss) for the year ended December 31, 2010 is our share of the net gain related to fair value in excess of the purchase price for The District Universal Boulevard's acquisition of approximately $1.8 million.

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

        Effective December 31, 2010, we have modified our definition of MFFO to be consistent with the definition established by the IPA. Prior to this modification, our primary adjustments to FFO only included acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting. The primary effect of the modified definition is to include adjustments for straight-lining of rents and to exclude gains or losses from early extinguishment of debt and gains or losses related to acquisition or disposition of controlling interests. Below is a reconciliation of MFFO as previously defined to the current presentation for the three years and quarters ended December 31, 2010:

	For the Years ended December 31,			For the Quarters Ended December 31,
	2010	2009	2008	2010	2009	2008
MFFO, as previously defined	$20.6	$4.3	$3.7	$10.4	$2.0	$0.6
Adjustments under new definition:
Straight-line rents	0.9	0.3	—	0.2	0.3	—
Gain on early extinguishment of debt	(0.1)	—	—	(0.1)	—	—
Gain on acquisitions of controlling interests	(2.7)	—	—	(2.0)	—	—

MFFO, as currently defined	$18.7	$4.6	$3.7	$8.5	$2.3	$0.6

GAAP weighted average common shares	83.5	32.5	14.4	99.0	49.1	14.6

MFFO per share	$0.22	$0.14	$0.26	$0.09	$0.05	$0.04

        We believe the current definition of MFFO is consistent with industry standards for our operations and provides useful information to investors and management. However, MFFO is not a replacement for financial information presented in conformity with GAAP and should be reviewed in connection with other GAAP measurements.

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

        As of December 31, 2010, we had approximately $93.4 million of outstanding debt on our wholly owned communities at a weighted average, fixed interest rate of approximately 4.78%. Additionally, the outstanding amount under our credit facility was $64.0 million as of December 31, 2010, with a weighted average of monthly LIBOR plus 2.08%. Our BHMP CO-JVs with wholly owned communities and our BHMP CO-JVs with equity in Property Entities had borrowed aggregate senior debt of approximately $337.7 million and $253.2 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us). Of this amount, approximately $313.7 million was at fixed interest rates with a weighted average of approximately 4.54% and $277.2 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.41%.

        As of December 31, 2010, we have only one wholly owned note receivable with a carrying value of approximately $2.6 million and a fixed interest rate of 10%. Our BHMP CO-JVs had notes receivable from Property Entities of approximately $47.9 million, all of which were at fixed rates, with a weighted average interest rate of approximately 11.1%.

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

        Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As of December 31, 2010, we did not have any loans receivable or real estate-related securities with variable interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our wholly owned multifamily communities, which as of December 31, 2010 related only to our credit facility, and our wholly owned cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2010 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Credit facility interest expense	$(1.0)	$(0.6)	$(0.3)
Cash investments	0.8	0.5	0.3

Total	$(0.2)	$(0.1)	$—

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

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2010.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Change in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert M. Behringer, 62, is our Chairman of the Board and a director. Mr. Behringer is also the founder, sole manager and Chief Executive Officer of Behringer Harvard Holdings, the indirect parent company of our Advisor. Mr. Behringer also serves as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I"), Behringer Harvard Multifamily REIT II, Inc. ("Behringer Harvard Multifamily REIT II") (as of the date of this Annual Report on Form 10-K, its initial registration statement had been filed, but not yet declared effective), Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II"), all publicly registered real estate investment trusts. In addition to overseeing various real estate transactions, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Behringer has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings, LLC.

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

        Robert S. Aisner, 64, is our Chief Executive Officer and also serves as one of our directors. In addition, Mr. Aisner serves as President, Chief Executive Officer and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II and Chief Executive Officer of Behringer Harvard Multifamily REIT II. Mr. Aisner is also Chief Executive Officer of our Advisor. Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

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

        Sami S. Abbasi, 45, has served as one of our independent directors since November 2006. Mr. Abbasi has served as Chairman and Chief Executive Officer of National Surgical Care, Inc., which owns, develops, and operates surgical facilities in partnership with physicians and healthcare systems, since January 2007. From November 2004 to November 2006, Mr. Abbasi served as President and Chief Executive Officer of Radiologix, Inc., a provider of diagnostic imaging services, which was acquired by RadNet, Inc., formerly known as Primedex Health Systems, Inc., in November 2006. From February 2005 until November 2006, Mr. Abbasi served as a director of Radiologix. Mr. Abbasi served as Executive Vice President and Chief Operating Officer of Radiologix from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer of Radiologix from December 2000 until March 2004. Radiologix was a leading national provider of diagnostic imaging services and was listed on the American Stock Exchange until its November 2006 acquisition by Primedex. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, Mr. Abbasi was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi serves on the board of directors and the audit committee for American CareSource Holdings, Inc. Mr. Abbasi received his Masters of Business Administration from the University of Rochester and his Bachelor of Arts, magna cum laude, in Economics from the University of Pennsylvania.

        Our board of directors has concluded that Mr. Abbasi is qualified to serve as one of our directors and the chairman of our audit committee for reasons including his significant executive, corporate finance and accounting experience that compliments that of our other board members. In particular, Mr. Abbasi has over 10 years of experience as a director and/or executive officer of private and public companies, with a broad range of responsibilities including those relating to financial statements and coordinating with external auditors. Mr Abbasi also has many years of experience in commercial and investment banking, which background enables Mr. Abbasi to provide valuable insight to our board.

        Roger D. Bowler, 66, has served as one of our independent directors since November 2006. Mr. Bowler served in various capacities at Embrey Partners, Ltd. ("Embrey"), a San Antonio, Texas based multifamily development and management company, from 1981 through 2006. From 1991 through 2006, Mr. Bowler served as Executive Vice President for Embrey and was responsible for corporate operations, as well as project feasibility, financing, and sales. Prior to his employment at Embrey, Mr. Bowler established and managed a corporate planning group for a Midwest bank holding company. Mr. Bowler also served as the Senior Financial Officer for a Houston retail and office developer. Mr. Bowler earned a Bachelor's degree in Accounting and a Masters of Business Administration in finance from Michigan State University. From 1984 through 2006, Mr. Bowler served on the Advisory Board of Directors for the JP Morgan Chase Bank of San Antonio. Mr. Bowler currently serves on the Board of Directors for the Marathon Title Insurance Company and American Village Communities, Inc. of Fairfax, Virginia. Mr. Bowler was a member of the National Housing Council prior to his retirement from Embrey.

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

        Jonathan L. Kempner, 60, has served as one of our independent directors since November 2008. In October 2009, Mr. Kempner became the President of Tiger 21, LLC, a peer-to-peer learning group for high-net-worth investors. Prior to this, Mr. Kempner was President and Chief Executive Officer of the Mortgage Bankers Association ("MBA") from April 2001 to December 2008. MBA is the national association representing the real estate finance industry with over 2,400 member companies, including mortgage companies, mortgage brokers, commercial banks, thrifts life insurance companies and others in the mortgage lending field. In addition, Mr. Kempner served on MBA's Board of Directors (ex officio) and on the board of its business development affiliate, Lender Technologies Corp.

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

        Mr. Kempner holds a bachelor's degree from the University of Michigan (high honors and high distinction, Phi Beta Kappa) and a law degree from Stanford University Law School, where he served on the Stanford Law Review. Mr. Kempner serves on the editorial boards of numerous real estate publications and is on the board of directors of a nonprofit organization, the Ciesla Foundation.

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

        E. Alan Patton, 48, has served as one of our independent directors since November 2006. Since January 2011, Mr. Patton has been a Senior Vice President of Hines Interests Limited Partnership, an international real estate firm, where his main focus is to expand the firm's multifamily development activity throughout the United States with involvement in site sourcing, product design, development and capital raising and financing. From 1998 to January 2011, Mr. Patton served as President of The Morgan Group, Inc., a multifamily development and management company, and was responsible for its day-to-day operations. From 1990 to 1998, Mr. Patton was the Managing Director of the Chase Bank of Texas Realty Advisory Group (formerly known as Texas Commerce Realty Advisors). During his eight-year tenure at Chase Bank, Mr. Patton developed and managed Chase's Real Estate Mezzanine Financing product, worked in the Real Estate Workout/Restructuring Group and the Commercial Real Estate Lending Group.

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

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Robert J. Chapman, 63, is our President, President of our Advisor and an Executive Vice President and Co-Chief Operating Officer of Harvard Property Trust, LLC, an affiliate of our sponsor and Advisor. Prior to joining Behringer Harvard in September 2007, Mr. Chapman was Executive Vice President and Chief Financial Officer of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, from December 1997 to August 2007. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. Mr. Chapman also served as a non-employee board member and the audit committee chairman of Behringer Harvard Opportunity REIT I from March 2005 to August 2007. From 1994 to 1997, Mr. Chapman was Managing Director of Heitman Capital Management Corporation. Mr. Chapman served as Managing Director and Chief Financial Officer of JMB Institutional Realty Corporation in 1994 and as Managing Director and Chief Financial Officer of JMB Realty Corporation, where he was employed from 1976 to 1994. From 1972 to 1976, Mr. Chapman was associated with KPMG LLP. Mr. Chapman received a B.B.A. in Accounting in 1970 and an M.B.A. in Finance in 1971 from the University of Cincinnati. Mr. Chapman is a CPA and, when previously affiliated with a broker-dealer, was a FINRA Registered Representative. Mr. Chapman is, or has been, a member of the Association of Foreign Investors in Real Estate, the Mortgage Bankers Association, the National Association of Real Estate Investment Trusts, the National Multi Housing Council, Pension Real Estate Association, the Real Estate Investment Advisory Council, the Urban Land Institute, the International Council of Shopping Centers, the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. Chapman has served as a Board Member of the National Association of Real Estate Companies and the Real Estate Advisory Council of the University of Cincinnati and is currently an adjunct professor of real estate finance at DePaul University in Chicago.

        Mark T. Alfieri, 49, is our Chief Operating Officer and Chief Operating Officer of our Advisor. Mr. Alfieri also serves as Senior Vice President—Real Estate for Harvard Property Trust, LLC. Prior to joining Behringer Harvard in May 2006, from January 1999 to April 2006 Mr. Alfieri was Senior Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, where he directed investment activities for the Southwest region. During his seven-year tenure at AMLI Residential Properties Trust, Mr. Alfieri consummated over $1.4 billion in multifamily transactions.

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

        Gerald J. Reihsen, III, 52, is our Executive Vice President—Corporate Development & Legal and Assistant Secretary. Mr. Reihsen is also the Executive Vice President—Corporate Development & Legal and Assistant Secretary of our Advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II. Mr. Reihsen is also President of Behringer Securities LP.

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

        Gary S. Bresky, 44, is our Executive Vice President. Mr. Bresky is also the Executive Vice President of our Advisor and has served in this and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II.

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

        Howard S. Garfield, 53, is our Chief Financial Officer, Chief Accounting Officer and Treasurer. In addition, Mr. Garfield serves as Chief Financial Officer, Chief Accounting Officer and Treasurer of our Advisor and our property manager. Mr. Garfield is also Senior Vice President—Finance of Harvard Property Trust, LLC, an affiliate of our Advisor, a position he has held since joining Behringer Harvard in February 2009. Prior to joining Behringer Harvard, from April 2008 to February 2009, Mr. Garfield was Senior Vice President—Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. From 1998 to 2005, Mr. Garfield was Chief Financial Officer of Hillwood Development Corporation, a privately held real estate company. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

        M. Jason Mattox, 35, is our Executive Vice President. Mr. Mattox also serves as an Executive Vice President of our Advisor and has served in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, LLC, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II.

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

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        Andrew J. Bruce is the Vice President—Finance of our Advisor. Mr. Bruce is responsible for managing the financing activities and the finance group for the Behringer Harvard-sponsored programs. This includes the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, and for fund level credit facilities. In addition, Mr. Bruce is responsible for maintaining existing banking and lending relationships as well as cultivating new relationships. Mr. Bruce also is charged with analyzing and managing the programs' use of derivatives and hedging instruments, and working with the programs' real estate professionals in their efforts to analyze potential new development projects that the programs are considering.

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

        Prior to joining Behringer Harvard, from 2000 to 2007, Mr. Odland was Vice President of Portfolio Management at AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where he managed the company's joint venture relationships and performed portfolio and asset management duties for the company's southwest region. From 1997 to 2000, Mr. Odland was a consultant with Pricewaterhouse Coopers in the Real Estate Advisory Group. In this role, Mr. Odland performed valuation, market research, and due diligence activities for publicly traded REITS and institutional real estate funds.

        Mr. Odland holds a Bachelor of Business Administration degree from the University of Wisconsin-Madison. Mr. Odland is a chartered financial analyst (CFA) and member of the CFA Society of Dallas-Fort Worth and a member of the Pension Real Estate Advisory Association.

        Margaret M. "Peggy" Daly is the Vice President of our property manager. In addition, Ms. Daly is Senior Vice President of Property Management for Harvard Property Trust, LLC, an affiliate of our sponsor and our advisor, a position she has held since joining Behringer Harvard in May 2010.

Ms. Daly is responsible for development and leadership of property management and operating platform for our assets.

        Ms. Daly has over 30 years experience in management of Class A multifamily assets. Prior to joining Behringer Harvard, from March 2008 to April 2010, Ms. Daly was Executive Vice President of Property Management at Place Properties LLP where she was responsible for the profitability, business development and performance results of over 22,500 beds of student housing. From August 1988 to March 2008, Ms. Daly was with AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where she served as the Executive Vice President—National Director of Operations, Senior Vice President—Revenue Management and Regional Vice President. From June 1979 to March 1988, Ms. Daly was a Divisional Vice President of Property Management with Trammell Crow Residential.

        Ms. Daly attended Virginia Polytechnic Institute in Business Administration. She served on the board of directors of the Atlanta Apartment Association from 1996-2000, was a member of the Advisory Board for the school of Property Management at Virginia Polytechnic Institute, and has served on expert panels at National Apartment Association (NAA), National Multi Housing Council (NMHC) and Multifamily Executive conferences.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2010, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.

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

Item 11.    Executive Compensation

Executive Compensation

        We do not directly compensate our named executive officers for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As described in Item 13, "Certain Relationships and Related Party Transactions" of this Annual Report on Form 10-K, we pay our Advisor and its affiliates certain fees and reimbursements. We do not reimburse our Advisor directly or indirectly for the salary or other compensation of any of our executive officers. Further, our Advisor sets its own compensation policy and pays compensation in its sole discretion, independent of our business. Accordingly, we do not have nor has our board of directors considered a compensation policy or program for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

Directors' Compensation

        We pay each of our directors who are not employees of us or Behringer Harvard Multifamily Advisors I or its affiliates an annual retainer of $30,000 per year. In addition, we pay the chairman of our Audit Committee an annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees annual retainers of $5,000 per year. These retainers will be paid quarterly in arrears. In addition, we pay each of our directors who are not employees of us or Behringer Harvard Multifamily Advisors I or its affiliates (1) $1,500 for each board or committee meeting attended in person or by telephone and (2) $750 for each written consent considered by the director. Prior to July 1, 2009, we paid our non-employee directors an annual retainer of $25,000 per year, we paid the chairman of our Audit Committee an additional annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees additional annual retainers of $5,000 per year, and we paid each of our non-employee directors (1) $1,000 for each board or committee meeting attended in person and (2) $500 for each board or committee meeting attended by telephone and for each written consent considered by the director.

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

        The following table summarizes compensation earned or paid to the non-employee directors during 2010:

	Fees Earned or Paid in Cash(a)	All Other Compensation	Total
Sami S. Abbasi	$86,000	$—	$86,000
Roger D. Bowler	$85,750	$—	$85,750
Jonathan L. Kempner	$79,500	$—	$79,500
E. Alan Patton	$85,750	$—	$85,750

(a)
This column includes fees earned in 2009 and paid in 2010 in the following amounts: $19,000 for Mr. Abbasi; $17,750 for Mr. Bowler; $16,500 for Mr. Kempner; and $17,750 for Mr. Patton.

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

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of us or any of our subsidiaries during the fiscal year ended December 31, 2010 or formerly served as an officer of the us or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2010, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—		—	9,994,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	—	(a)	—	9,994,000	(b)

(a)
Represents options that were granted pursuant to the Incentive Award Plan as of December 31, 2010.

(b)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2010, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 102,859,791 shares of common stock outstanding as of December 31, 2010.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percentage of Class
Robert M. Behringer(b)(c)	37,246	*
Robert S. Aisner(c)(d)	6,139	*
Sami S. Abbasi(e)	2,000	*
Roger D. Bowler(f)	4,000	*
Jonathan L. Kempner(g)	—	—
E. Alan Patton(h)	5,000	*
Robert J. Chapman(c)	12,277	*
Mark T. Alfieri(c)	6,139	*
Gerald J. Reihsen, III(c)(i)	6,139	*
Howard S. Garfield(c)	—	—
Gary S. Bresky(c)(j)	3,069	*
M. Jason Mattox(c)(k)	1,228	*

All current directors and executive officers as a group (12 persons)	83,237	*

*
Represents less than 1%

(a)
For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes 102,859,791 shares of common stock outstanding as of December 31, 2010; it does not include 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I. Beneficial ownership is determined in accordance with the rules of SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(b)
Includes 24,969 shares of common stock owned by Behringer Harvard Holdings but does not include 1,000 shares of convertible stock owned by Behringer Harvard Multifamily Advisors I, an indirect subsidiary of Behringer Harvard Holdings. As of December 31, 2010, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(c)
The address of Messrs. Behringer, Aisner, Chapman, Alfieri, Reihsen, Garfield, Bresky and Mattox is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(d)
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

(e)
The address of Mr. Abbasi is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(f)
The address of Mr. Bowler is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(g)
The address of Mr. Kempner is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(h)
The address of Mr. Patton is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(i)
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

(j)
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

(k)
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

        We have no employees and are supported by related party service agreements. Our Advisor earns fees and compensation in connection with the acquisition, management and sale of our assets. We are dependent on our Advisor, Behringer Securities LP ("Behringer Securities") and Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        These services are provided through our advisory management agreement, as it has been amended and restated (the "Advisory Management Agreement") and may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2011. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the Advisory Management Agreement.

        Subject to the deferral described below, we are required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by us exceeds 1.5% of the gross proceeds of the completed public offering. Our reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the years ended December 31, 2010, 2009 and 2008, we incurred O&O Reimbursement of approximately $6.5 million, $8.9 million, and $6.9 million, respectively. As of December 31, 2010, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $9.3 million.

        In November 2010, the Advisor agreed to defer our obligation to pay the O&O Reimbursement until March 31, 2011, and in March 2011 agreed to extend the deferral date to June 30, 2011. Based on our review of projected gross proceeds from our Initial Public Offering, considering that our board of directors has approved to end our Initial Public Offering by no later than July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions), we have limited the amount of O&O Reimbursement accruals to amounts we currently expect to have to disburse. As of December 31, 2010, $2.7million of O&O Reimbursement was accrued and unpaid. As of December 31, 2010, our Advisor has incurred expenses related to the offering totaling $23.1 million, of which approximately $0.6 million has not been recognized by us as offering costs.

        Our Advisor was obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our Advisor under the Advisory Management Agreement. We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the "O&O Fee"), regardless of whether the actual amount of Private Offering costs incurred by our Advisor were higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended, and our reimbursement was increased to include Private Offering costs incurred by our Advisor in excess of total amounts due under the O&O Fee subject to the limitations discussed above. For the year ended December 31, 2008, we incurred O&O Fees of $6.1 million due to the reimbursement of the remaining Private Offering costs. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. No O&O Fee was recorded during 2010 and 2009.

        Behringer Securities, an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fee is paid on purchases made pursuant to our DRIP. In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Years Ended December 31,
Sale of common stock	2010	2009	2008
Gross proceeds	$444.7	$410.7	$10.7
Less offering costs:
O&O Reimbursement(a)	(6.5)	(8.9)	(6.9)
Dealer manager fees	(11.1)	(10.3)	(0.3)
Selling commissions	(29.7)	(28.2)	(0.7)
Other	—	—	(0.2)

Total offering costs	(47.3)	(47.4)	(8.1)

Sale of common stock, net	$397.4	$363.3	$2.6

(a)
Prior to September 2, 2008, the O&O Fee was recognized separately from the O&O Reimbursement and was $1.9 million.

        Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make a joint venture investment with another party, our pro rata share of the gross asset value of real estate investments. Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

        Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) funds advanced in respect of a loan or other investment, and (2) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses and other closing costs. In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

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

        Through September 1, 2008, our Advisor and its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we made an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our Advisor and its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Under the Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%. Through September 1, 2008, our Advisor was also reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us.

        For the years ended December 31, 2010, 2009, and 2008, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $11.2 million, $8.1 million, and $1.9 million, respectively. For the years ended December 31, 2010, 2009, and 2008, approximately $3.2 million, $5.1 million, and $1.9 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2010, and 2009, our Advisor has earned debt financing fees of approximately $2.6 million and $1.1 million, respectively. Our Advisor did not earn any debt financing fees in 2008.

        Our Advisor receives a monthly asset management fee for each real estate-related asset held by us. Prior to September 2, 2008, the asset management fee was equal to one-twelfth of 1% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month. From September 2, 2008 to June 30, 2010, the monthly rate was reduced to one-twelfth of 0.75%.

        Effective July 1, 2010, in order to provide more support for our distributions, our Advisor further amended the asset management fee so that the amount of the fee is dependent upon our performance with respect to reaching a modified funds from operations or MFFO (defined above) coverage amount per quarter of fifteen cents per share of our common stock (equivalent to an annualized sixty cents per share). As modified, the asset management fee will be a monthly fee equal to one-twelfth of the Applicable Asset Management Fee Percentage ("the AAMF Percentage") of the sum of the higher of the cost or value of our assets. Effective July 1, 2010 the AAMF Percentage was 0.5% (reduced from 0.75% prior to July 1, 2010). The percentage will increase to 0.75% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 80% of the MFFO coverage amount described above. Once the AAMF Percentage has increased to 0.75%, it will not decrease during the term of the agreement, regardless of our MFFO in any subsequent period. The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 100% of such MFFO coverage amount. Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the AAMF Percentage had been 0.75% every day since July 1, 2010. In no event will our Advisor receive more than the asset management fee at the annual 0.75% rate originally contracted for, but will be at risk for up to one-third of those fees and incentivized to grow our MFFO.

        For the years ended December 31, 2010, 2009, and 2008, our Advisor earned asset management fees of approximately $5.2 million, $1.9 million, and $0.9 million, respectively.

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

        Property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). The Property Management Agreement expires on November 21, 2012, but if neither we nor BHM Management gives written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third-party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        The Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2010, 28 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement. For the year ended December 31, 2010, BHM Management or its affiliates earned property management fees of $0.7 million. For the years ended December 31, 2009 and 2008, BHM Management or its affiliates earned minimal property management fees. For all other multifamily communities, the unaffiliated third-party partner has selected the property manager or the property is still in development.

        As part of our reimbursement of operating expenses, we reimburse our Advisor for any direct expenses and costs of salaries and benefits of persons employed by our Advisor performing advisory services for us, provided, however, that we will not reimburse our Advisor for personnel employment costs incurred by our Advisor in performing services under the Advisory Management Agreement to the extent that the employees perform services for which the Advisor receives a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties. We also do not reimburse our Advisor for the salary or other compensation of any of our executive officers.

        Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2010, 2009 and 2008 of approximately $2.2 million, $1.4 million and $0.5 million, respectively.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since November 14, 2006. Our management believes that Deloitte & Touche LLP is knowledgeable about our operations and accounting practices and is well qualified to act as our independent registered public accounting firm.

Audit and Other Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audits of our annual financial statements for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees(a)	$500,000	$573,000
Audit-Related Fees(b)	408,000	192,078
Tax Fees(c)	27,000	11,000
All Other Fees	—	—

Total Fees	$935,000	$776,078

(a)
Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(b)
Audit-related fees consist of professional services performed in connection with a review of registration statements, as amended, for the public offerings of our common stock audits and reviews of historical financial statements for property acquisitions (including compliance with the requirements of Rules 3-05, 3-06, 3-09 or 3-14) and Sarbanes-Oxley Act, Section 404 advisory services.

(c)
Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

        The Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche.

Audit Committee's Pre-Approval Policies and Procedures

        The Audit Committee must approve any fee for services to be performed by our independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of our independent registered public accounting firm that are expected to cost under $25,000, the Audit Committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of our independent registered public accounting firm that are expected to cost $25,000 and over, the Audit Committee will be provided with a detailed explanation of what is being included and asked to approve a maximum amount for specifically identified services in each of the following categories: (1) audit fees; (2) audit-related fees; (3) tax fees; and (4) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, the Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the additional work may continue. Approval by the Audit Committee may be granted at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. We will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to the Audit Committee on a regular basis.

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2010 and 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Dated: March 25, 2011	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2011	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board and Director
March 25, 2011	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director
March 25, 2011	/s/ HOWARD S. GARFIELD Howard S. Garfield Chief Financial Officer, Chief Accounting Officer and Treasurer
March 25, 2011	/s/ ROBERT J. CHAPMAN Robert J. Chapman President
March 25, 2011	/s/ SAMI S. ABBASI Sami S. Abbasi Director
March 25, 2011	/s/ ROGER D. BOWLER Roger D. Bowler Director
March 25, 2011	/s/ JONATHAN L. KEMPNER Jonathan L. Kempner Director
March 25, 2011	/s/ E. ALAN PATTON E. Alan Patton Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in consolidated statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 25, 2011

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Real estate:
Land	$96,470	$39,100
Buildings and improvements	440,556	121,363

	537,026	160,463
Less accumulated depreciation	(13,941)	(1,484)

Net operating real estate	523,085	158,979
Construction in progress, including land	905	—

Total real estate, net	523,990	158,979
Investments in unconsolidated real estate joint ventures	349,411	279,859
Cash and cash equivalents	52,606	77,540
Deferred financing costs, net	3,699	834
Receivables from affiliates	286	258
Intangibles, net	19,992	1,205
Other assets, net	8,817	7,047

Total assets	$958,801	$525,722

Liabilities and stockholders' equity
Liabilities
Mortgage loans payable	$93,360	$51,300
Credit facility payable	64,000	—
Payables to affiliates	2,863	3,689
Distributions payable	5,179	3,248
Deferred lease revenues and other related liabilities, net	15,909	15,197
Tenant security deposits and prepaid rent	940	405
Accounts payable and other liabilities	5,781	866

Total liabilities	188,032	74,705
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized 102,859,791 and 57,098,265 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	10	5
Additional paid-in capital	896,500	486,880
Cumulative distributions and net loss	(125,741)	(35,868)

Total stockholders' equity	770,769	451,017

Total liabilities and stockholders' equity	$958,801	$525,722

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Rental revenues	$32,567	$4,106	$—
Expenses
Property operating expenses	9,779	1,108	—
Real estate taxes	4,491	488	—
Asset management and other fees	5,146	2,051	884
General and administrative expenses	4,242	3,231	1,599
Acquisition expenses	10,775	3,393	—
Interest expense	5,672	101	—
Depreciation and amortization	21,516	2,891	47

Total expenses	61,621	13,263	2,530

Interest income	1,376	1,090	884
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	(6,892)	(238)	4,276

Net income (loss)	$(34,570)	$(8,305)	$2,630

Weighted average number of common shares outstanding	83,532	32,473	14,351

Basic and diluted income (loss) per share	$(0.41)	$(0.26)	$0.18

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2008	—	$—	14,273	$1	$114,567	$(1,148)	$113,420
Net income	—	—	—	—	—	2,630	2,630
Issuance of convertible stock	1	—	—	—	1	—	1
Issuances of common stock under:
Sale of common stock, net	—	—	1,074	—	2,647	—	2,647
Incentive award plan	—	—	—	—	22	—	22
Redemptions of common stock	—	—	(17)	—	(140)	—	(140)
Distributions declared on common stock	—	—	—	—	—	(6,357)	(6,357)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	18	—	171	—	171

Balance at December 31, 2008	1	—	15,348	1	117,268	(4,875)	112,394
Net loss	—	—	—	—	—	(8,305)	(8,305)
Sale of common stock, net	—	—	41,129	4	363,332	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	(2,512)
Distributions declared on common stock	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	925	—	8,792	—	8,792

Balance at December 31, 2009	1	—	57,098	5	486,880	(35,868)	451,017
Net loss	—	—	—	—	—	(34,570)	(34,570)
Sale of common stock, net	—	—	44,626	5	397,406	—	397,411
Redemptions of common stock	—	—	(1,837)	—	(16,029)	—	(16,029)
Distributions declared on common stock	—	—	—	—	—	(55,303)	(55,303)
Stock issued pursuant to Distribution Reinvestment Plan, net	—	—	2,973	—	28,243	—	28,243

Balance at December 31, 2010	1	$—	102,860	$10	$896,500	$(125,741)	$770,769

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net Income (loss)	$(34,570)	$(8,305)	$2,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of investments in unconsolidated real estate joint ventures	6,892	238	(4,276)
Distributions received from investments in unconsolidated real estate joint ventures	7,717	5,720	4,276
Depreciation and amortization	13,325	1,482	47
Amortization of deferred financing costs	973	172	—
Amortization of in-place lease intangibles	7,218	1,237	—
Amortization of deferred lease revenues and other related liabilities	(1,381)	(401)	—
Stock-based compensation amortization	—	—	22
Changes in operating assets and liabilities:
Deferred lease revenues and other related liabilities	2,093	—	—
Accounts payable and other liabilities	829	103	(71)
Other assets	(503)	(354)	(178)
Payables to affiliates	—	352	(67)

Cash provided by operating activities	2,593	244	2,383
Cash flows from investing activities
Acquisition of and additions to real estate	(374,841)	(147,942)	—
Investments in unconsolidated real estate joint ventures	(187,267)	(193,930)	(36,615)
Issuances of note receivable	—	(2,183)	—
Advances to/from unconsolidated real estate joint ventures	72	951	19
Prepaid or reimbursed acquisition costs	(32)	89	—
Escrow deposits	(731)	(2,158)	—
Return of investments in unconsolidated real estate joint ventures	101,523	4,205	1,176
Other, net	72	—	—

Cash used in investing activities	(461,204)	(340,968)	(35,420)
Cash flows from financing activities
Proceeds from sales of common stock	444,682	410,705	10,712
Mortgage proceeds	15,820	51,300	—
Mortgage principal payments	(535)	—	—
Credit facility proceeds	170,000	—	—
Credit facility payments	(106,000)	—	—
Finance costs paid	(3,111)	(854)	—
Offering costs paid	(46,018)	(52,663)	(1,368)
Distributions on common stock paid in cash	(25,143)	(11,483)	(5,766)
Redemptions of common stock	(16,018)	(2,512)	(140)
Other, net	—	—	(7)

Cash provided by financing activities	433,677	394,493	3,431
Net change in cash and cash equivalents	(24,934)	53,769	(29,606)

Cash and cash equivalents at beginning of year	77,540	23,771	53,377

Cash and cash equivalents at end of year	$52,606	$77,540	$23,771

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

1.    Organization and Business

  Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2010, we believe we are in compliance with all applicable REIT requirements.

        We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style properties, and age-restricted properties, typically requiring residents to be age 55 or older. We may also invest in other types of multifamily communities, such as student housing. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, in lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007 and, as of December 31, 2010, we have made wholly owned or joint venture investments in 33 multifamily communities of which 26 are stabilized operating properties and seven are in various stages of lease up. We have made and intend to continue making investments both in wholly owned investments and through co-investment arrangements with other participants ("Co-Investment Ventures").

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

1.    Organization and Business (Continued)

        On September 5, 2008, we commenced our initial public offering (the "Initial Public Offering") of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan ("DRIP"). We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP. As of December 31, 2010, we have sold a total of approximately 90.8 million shares of common stock and raised a total of approximately $903.3 million in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $800.6 million.

        Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million primary shares being offered or July 31, 2011. All subscription payments from non-custodial accounts (generally individual, joint and trust accounts), must be received in good order by our transfer agent no later than July 31, 2011 under subscription agreements dated no later than July 31, 2011. Investments by custodial held accounts (such as IRA, Roth IRA, SEP, and 401(k) accounts) must be under subscription agreements dated no later than July 31, 2011 and the subscription agreements and funds must be received in good order by our transfer agent no later than August 31, 2011. Notwithstanding the foregoing, we may, in our sole discretion, in order to accommodate the operational needs of any participating broker-dealer, allow for the receipt of payments or corrections of subscriptions not in good order in respect of any such subscription agreement dated no later than July 31, 2011 to a date no later than the last day we may legally accept subscription agreements under our registration statement for such shares.

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

2.    Summary of Significant Accounting Policies

  Use of Estimates in the Preparation of Financial Statements

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as: the purchase price allocations for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts. Actual results could differ from those estimates.

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

        There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon factors such as the type of financing, status of operations and entity structure and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a large percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers. The evaluation will also consider the relation of these parties' rights to their economic participation in benefits or obligation to absorb losses. As partnership and other governance agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For VIEs and other investments, we must evaluate whether we have control of an entity. Such evaluation involves judgments in determining if provisions in governing agreements provide control of activities that will impact the entity or are protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple governance terms, including their economic effect to the operations of the entity, how relevant the terms are to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

  Real Estate and Other Related Intangibles

        For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships. We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

primarily consist of the fair value of in-place leases and contractual rights. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree are less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles. Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2010.

  Impairment of Real Estate-Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

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

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2010, 2009, or 2008.

  Cash and Cash Equivalents

        We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

  Notes Receivable

        We and our Co-Investment Ventures report notes receivable at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans. Included within other assets are notes receivable of $4.2 million and $4.0 million as of December 31, 2010 and 2009, respectively.

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

        Notes receivable are assessed for impairment in accordance with applicable GAAP. Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability of collecting all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our or the Co-Investment Venture's investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable's effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral's fair value as a basis for the impairment.

        In evaluating impairments, there are judgments involved in determining the probability of collecting contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

  Investments in Unconsolidated Real Estate Joint Ventures

        We or our Co-Investment Ventures account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are initially recorded at cost, including any acquisition costs, and are adjusted for our share of equity in earnings and distributions. We report our share of income and losses based on our economic interests in the entities.

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

        We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2010 and 2009.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2010, we have no significant uncertain tax positions.

  Concentration of Credit Risk

        We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of December 31, 2010 and 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

        The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan ("Incentive Award Plan") authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan. As of December 31, 2010, no options have been issued. For the years ended December 31, 2010 and 2009, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

        As of December 31, 2010 and 2009, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding. The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

  Reportable Segments

        Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income (loss) is from investments in real estate properties that we wholly own or own through Co-Investment Ventures, the latter of which we account for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

  Fair Value

        In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

the assets, the cost of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates and rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

        As of December 31, 2010, we believe the carrying values of cash and cash equivalents, receivables and payables from affiliates and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of December 31, 2010, we estimate the fair value of our mortgage loans payable at $94.7 million compared to its carrying value of $93.4 million. As of December 31, 2010 and 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis. We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

  Reclassification

        Certain financial information from the previous fiscal years has been revised to conform to the current year presentation. This revision to the historical presentation does not reflect a material change to the information presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

        As of December 31, 2009, in order to combine the immaterial amount on the Consolidated Balance Sheet, we combined note and other receivables of approximately $4.0 million into the "Other assets, net" caption, and accrued offering costs of $1.4 million into the "Payables to affiliates" caption. In addition to better report increased transactions in intangible assets, $1.2 million of net intangibles as of December 31, 2009 was reclassified from "Other assets, net" to "Intangibles, net."

        For the year ended December 31, 2009, in order to combine the immaterial amounts on the Consolidated Statement of Cash Flows, we combined "Repayments of advances to unconsolidated joint ventures "of approximately ($81,000) with "Advances to/from unconsolidated real estate joint ventures" of approximately $1.0 million.

        For the year ended December 31, 2008, in order to combine the immaterial amounts on the Consolidated Statement of Cash Flows, we combined (1) "Change in payables to affiliates" of approximately $7,000 , (2) "Change in subscriptions for common stock" of approximately ($53,000), and (3) "Change in subscription cash received" of approximately $53,000 into the "Other" caption under "Cash flows from financing activities."

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

in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

4.    Real Estate Investments

        We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures. As of December 31, 2010, we have ten wholly owned real estate investments and 23 investments in unconsolidated real estate joint ventures. As of December 31, 2009, we had three wholly owned real estate investments and 17 investments in unconsolidated real estate joint ventures. All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

        The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of December 31, 2010 and 2009. The investments are categorized as of December 31, 2010 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

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

  •
  Developments are communities currently under construction and leasing activity has not commenced. As of December 31, 2010, there were no communities classified as developments.

			Total Net Operating Real Estate, net (in millions)
			As of December 31,
		Units (unaudited)
Investments in Real Estate	Location		2010	2009
Stabilized / Non-comparable:
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	$36.8	$—
Burnham Pointe	Chicago, IL	298	85.1	—
The Gallery at NoHo Commons(a)	Los Angeles, CA	438	102.9	106.0
Grand Reserve Orange	Orange, CT	168	24.3	25.1
The Lofts at Park Crest(a)	McLean, VA	131	48.0	—
Mariposa Loft Apartments	Atlanta, GA	253	27.1	27.9
The Reserve at La Vista Walk	Atlanta, GA	283	38.5	—
Uptown Post Oak	Houston, TX	392	62.7	—
Lease ups:
Acappella	San Bruno, CA	163	54.2	—
Allegro	Addison, TX	272	43.5	—

		2,675	$523.1	$159.0

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

			Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
			As of December 31,
		Units (unaudited)
Investments in Unconsolidated Real Estate Joint Ventures(b)	Location		2010	2009
Equity Investments
Stabilized / Comparable:
The Reserve at Johns Creek Walk(c)(d)	Johns Creek, GA	210	$3.4	$4.0
Stabilized / Non-comparable:
4550 Cherry Creek(e)	Denver, CO	288	12.5	—
7166 at Belmar(e)	Lakewood, CO	308	12.4	—
Briar Forest Lofts(e)	Houston, TX	352	9.1	—
Burrough's Mill(e)	Cherry Hill, NJ	308	7.1	8.1
Calypso Apartments and Lofts(e)	Irvine, CA	177	13.6	27.4
The Cameron(d)(f)	Silver Spring, MD	325	11.2	10.9
Cyan/PDX(e)	Portland, OR	352	45.4	46.2
The District Universal Boulevard(e)	Orlando, FL	425	33.4	—
Eclipse(e)(g)	Houston, TX	330	6.8	19.7
Fitzhugh Urban Flats(e)	Dallas, TX	452	11.1	—
Forty55 Lofts(e)	Marina del Rey, CA	140	12.7	26.2
Grand Reserve(f)	Dallas, TX	149	5.5	5.1
Halstead(e)	Houston, TX	301	6.5	3.4
Satori(c)(d)(g)	Fort Lauderdale, FL	279	11.0	12.3
Tupelo Alley(e)	Portland, OR	188	10.7	—
The Venue(e)(g)	Clark County, NV	168	14.4	4.5
Waterford Place(e)	Dublin, CA	390	9.8	11.0
Lease ups:
55 Hundred(c)(d)(g)	Arlington, VA	234	21.6	23.6
Bailey's Crossing(c)(d)(g)	Alexandria, VA	414	29.3	29.8
San Sebastian(e)	Laguna Woods, CA	134	19.9	19.9
Skye 2905(e)(g)	Denver, CO	400	27.8	12.9
Veritas(c)(d)(f)	Henderson, NV	430	14.2	14.9

		6,754	$349.4	$279.9

Total units—wholly-owned and unconsolidated JVs		9,429

(a)
Purchase prices for The Gallery at NoHo Commons and The Lofts at Park Crest were $96.0 million and $68.2 million, respectively, before closing costs and prorations. Other amounts from the acquisitions were recognized as intangible assets or deferred lease revenues and other related liabilities.

(b)
Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%). Each of our investments in unconsolidated real estate joint ventures may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(c)
Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(d)
Equity investment wholly owned by a BHMP CO-JV.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

(e)
Loan investment by a BHMP CO-JV.

(f)
Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(g)
During 2009 for Eclipse, 55 Hundred and Bailey's Crossing and during 2010 for Satori, Skye 2905, and The Venue, the BHMP CO-JV converted its loan investment for an additional and/or new equity ownership interest.

  Investments in real estate

        In 2010, we acquired in separate transactions seven wholly owned multifamily communities, Acacia on Santa Rosa Creek, The Lofts at Park Crest, Burnham Pointe, Uptown Post Oak, Acappella, The Reserve at La Vista Walk and Allegro totaling 1,816 units for an aggregate purchase price, excluding closing costs, of approximately $401.1 million, including the assumption of a mortgage loan payable and other liabilities of $27.2 million.

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

        The following tables present certain additional information regarding our 2010 and 2009 acquisitions. Certain of the tables provide information for material acquisitions, which are The Lofts at Park Crest, Burnham Pointe and The Gallery at NoHo Commons.

        The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date individually presented for material acquisitions and summarized for the other 2010 and 2009 non-material acquisitions are as follows (in millions):

	2010 Acquisitions				2009 Acquisitions
	The Lofts at Park Crest	Burnham Pointe	Other Non-Material Acquisitions	Total Acquisitions	The Gallery at NoHo Commons	Other Non-Material Acquisitions	Total Acquisitions
Land	$—	$10.4	$47.0	$57.4	$28.7	$10.4	$39.1
Buildings and improvements	49.7	76.0	191.3	317.0	78.2	43.0	121.2
Construction in progress	—	—	0.9	0.9	—	—	—
Intangible assets:
In-place leases	2.7	1.6	5.3	9.6	1.5	0.9	2.4
Contractual rights(a)	16.2	—	—	16.2	—	—	—

Total intangible assets	18.9	1.6	5.3	25.8	1.5	0.9	2.4
Note and other receivables(b)	—	—	—	—	1.4	—	1.4
Mortgage loan payable	—	—	(26.8)	(26.8)	—	—	—
Deferred lease revenues and other liabilities(c)	(0.4)	—	—	(0.4)	(13.8)	—	(13.8)

Total	$68.2	$88.0	$217.7	$373.9	$96.0	$54.3	$150.3

(a)
Contractual rights include land and parking garage rights.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

(b)
Note and other receivables relates to a tax increment receivable from the Community Redevelopment Agency of the City of Los Angeles.

(c)
The deferred lease revenues and other liabilities relate to our assumption of an affordable housing obligation for $13.8 million (see footnote 9) and contingent consideration payable of $0.4 million.

        The 2010 amounts recognized for revenues and net losses from the acquisition dates to December 31, 2010 related to the operations of The Lofts at Park Crest and Burnham Pointe and The Gallery at NoHo Commons and summarized for the other 2010 and 2009 non-material acquisitions are as follows (in millions):

	The Lofts at Park Crest	Burnham Pointe	Other Non-Material 2010 Acquisitions	The Gallery at NoHo Commons	Other Non-Material 2009 Acquisitions	Total All Acquisitions
Revenues	$5.2	$3.4	$8.5	$8.8	$6.7	$32.6
Acquisition expenses	$0.4	$1.0	$1.2	$—	$—	$2.6
Depreciation and amortization	$2.6	$3.2	$7.0	$4.4	$2.6	$19.8
Net income (loss)	$0.5	$(2.6)	$(5.0)	$(1.8)	$0.4	$(8.5)

        The amounts recognized for revenues and net losses from the acquisition dates to December 31, 2009 related to the operations of The Gallery at NoHo Commons and summarized for the other 2009 other non-material acquisitions are as follows (in millions):

	The Gallery at NoHo Commons	Other Non-Material 2009 Acquisitions	Total All Acquisitions
Revenues	$2.6	$1.5	$4.1
Acquisition expenses	$0.2	$0.1	$0.3
Depreciation and amortization	$1.8	$1.0	$2.8
Net loss	$(0.9)	$(0.2)	$(1.1)

        The following unaudited consolidated pro forma information is presented as if we acquired each of the properties on January 1, 2009. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $10.8 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively. Expenses, including depreciation and amortization, do not include amounts for periods prior to the completed construction of the property. This information presented is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2009, nor does it purport to represent our future operations (amounts in millions, expect per share):

	For the Years Ended December 31,
	2010	2009
Revenues	$46.7	$37.5
Depreciation and amortization	$27.5	$24.2
Net loss	$(24.4)	$(19.2)
Net loss per share	$(0.29)	$(0.59)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

        We are in the process of finalizing our acquisition allocations for our 2010 material acquisitions, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

        Depreciation expense associated with all of our wholly owned buildings and improvements for the years ended December 31, 2010 and 2009 was approximately $12.4 million and $1.5 million, respectively.

        Cost of intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and other contractual intangibles. These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place lease and terms ranging from three to 20 years for retail leases. Amortization expense associated with all of our lease intangibles for the years ended December 31, 2010, 2009 and 2008 was approximately $7.2 million, $1.2 million and $-0-, respectively. Included in other contractual intangibles as of December 31, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights. There were no indefinite-lived intangibles as of December 31, 2009. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

2011	$2.0
2012	$0.4
2013	$0.4
2014	$0.4
2015	$0.4

        As of December 31, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

	As of December 31, 2010			As of December 31, 2009
		Intangibles			Intangibles
	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$440.6	$12.1	$16.3	$121.4	$2.4	$—
Less: depreciation and amortization	(13.9)	(8.2)	(0.2)	(1.5)	(1.2)	—

Net	$426.7	$3.9	$16.1	$119.9	$1.2	$—

  Investments in unconsolidated real estate joint ventures

  BHMP CO-JV

        We have entered into 23 separate joint ventures with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

        PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor. As of December 31, 2010, approximately $26.2 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of the unfunded commitment may be increased.

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

        Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV's investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV's investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Each BHMP CO-JV provides buy-sell rights between the members in the event of a "major dispute" as defined in each respective BHMP CO-JV operating agreement.

        We have determined that our BHMP CO-JVs are not variable interest entities and that each partner has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

        Certain BHMP CO-JVs have made equity investments with third-party owners in, and/or have made loans to, entities that own one multifamily operating property or development community. The collective group of these operating property entities or development entities are collectively referred to

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

herein as "Property Entities." Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

        As of December 31, 2010, 21 of our BHMP CO-JVs include equity investments in Property Entities. Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these 21 Property Entities, 19 investments are reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

        During the years ended December 31, 2010 and 2009, we invested in six and seven, respectively, newly formed BHMP CO-JVs, each holding a wholly owned multifamily community. The total acquisition prices for these multifamily communities were $279.3 million and $342.1 million during 2010 and 2009, respectively. Our total share of the capital contributions for these BHMP CO-JVs was $159.8 million during 2010 and $197.9 million during 2009. Also during the year ended December 31, 2010, nine BHMP CO-JVs obtained mortgage financing secured by the respective multifamily community for an aggregate amount of $205.7 million. Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner and our share was $116.6 million.

        In addition to the investments in newly formed BHMP CO-JVs, we also made additional investments in existing BHMP CO-JVs during 2010 and 2009 that were used by the BHMP CO-JVs to acquire additional ownership interests in Property Entities:

  •
  In December 2010, the Satori BHMP CO-JV converted its $14.8 million note receivable, plus accrued interest of $1.4 million for an additional equity ownership interest in the Satori BHMP CO-JV. No additional consideration was paid in connection with the acquisition of the additional equity ownership interest, which did not constitute a controlling interest and accordingly, continues to be accounted for under the equity method.

  •
  In December 2010, the Skye 2905 BHMP CO-JV indirectly acquired the remaining ownership interest in the Skye 2905 Property Entity for $39.3 million. Included as a part of the acquisition, the Skye 2905 BHMP CO-JV partially modified the construction loan, paying $21.2 million to reduce the principal balance to $47.0 million, obtaining a six-month extension option and resetting the LIBOR based interest rate. The total funding by the Skye 2905 BHMP CO-JV was approximately $24.5 million. Effective with the transaction, the Skye 2905 Property Entity became wholly owned by the Skye 2905 BHMP CO-JV. Our contribution to the Skye 2905 BHMP CO-JV was $13.5 million. As a part of the closing of the acquisition and the construction loan modification, the Skye 2905 BHMP CO-JV converted its note receivable to equity. A gain of $3.7 million was recognized for the difference between the Skye 2905 BYMP CO-JV's investment carrying value and the fair value at the acquisition date. Our share of the gain is included in equity in earnings (loss) of investments in unconsolidated real estate joint ventures and was approximately $2.0 million.

  •
  In August 2010, The Venue BHMP CO-JV indirectly acquired the remaining ownership interest in The Venue Property Entity for $0.4 million. Included as a part of the acquisition, The Venue BHMP CO-JV also extinguished The Venue Property Entity's construction loan with a final

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

    principal payment of $17.9 million. At the time of the payoff, the construction loan had a principal balance of $19.7 million. The total funding by The Venue BHMP CO-JV was approximately $18.3 million. Our contribution to The Venue BHMP CO-JV was approximately $10.1 million. Effective with the transaction, The Venue Property Entity became wholly owned by The Venue BHMP CO-JV. Upon the acquisition of the controlling interest, The Venue BHMP CO-JV recognized a gain of $1.3 million for the difference between The Venue BHMP CO-JV's investment carrying value and the fair value at the acquisition date. Our share of the gain is included in equity in earnings (loss) of investments in unconsolidated real estate joint ventures and was $0.7 million. At the closing of the acquisition, The Venue BHMP CO-JV effectively eliminated its note receivable to The Venue Property Entity.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

        The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment. The amounts listed below include 100% of the Property Entities' accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties. All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	As of December 31,
Balance Sheet Data:	2010	2009
Land, buildings and improvements	$1,181.8	$656.0
Less: accumulated depreciation and amortization	(37.6)	(6.7)

Land, buildings and improvements, net	1,144.2	649.3
Construction in progress	—	210.2
Notes receivable, net	26.3	25.4
Cash and cash equivalents	13.4	6.2
Intangible assets, net of accumulated amortization of $12.9 million and $4.2 million as of December 31, 2010 and 2009, respectively	5.0	2.8
Other assets, including restricted cash	18.3	20.1

Total assets	$1,207.2	$914.0

BHMP CO-JV level mortgage loans payable	$337.7	$110.1
Property Entity level construction and mortgage loans payable	253.2	284.3
Accounts payable, interest payable and other liabilities	18.5	30.2

Total liabilities	609.4	424.6
Redeemable, noncontrolling interests	7.8	10.4
Our members' equity	333.9	268.5
BHMP Co-Investment Partner's equity	250.3	201.2
Nonredeemable, noncontrolling interests	5.8	9.3

Total equity	590.0	479.0

Total liabilities and equity	$1,207.2	$914.0

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

	For the Years Ended December 31,
Operating Data:	2010	2009	2008
Revenues
Rental revenues	$69.3	$13.3	$3.0
Interest income	9.9	14.3	10.2

	79.2	27.6	13.2
Expenses
Property operating expenses	26.6	8.0	1.3
Real estate taxes	9.7	2.0	0.3
Interest expense	21.9	5.9	1.5
Acquisition expenses	1.9	2.8	—
Equity in loss of investments in unconsolidated real estate joint ventures	—	—	0.5
Depreciation and amortization	44.0	9.5	1.9

	104.1	28.2	5.5
Gain on early extinguishment of debt	0.2	—	—
Gain on acquisition of controlling interest	4.9	—	—
Gain on excess of fair value over purchase price	3.3	—	—

Net income (loss)	(16.5)	(0.6)	7.7
Net loss attributable to noncontrolling interests	4.9	0.4	0.3

Net income (loss) attributable to consolidated BHMP CO-JV	$(11.6)	$(0.2)	$8.0

Our share of equity in earnings of investments in unconsolidated real estate joint ventures	$(6.9)	$(0.2)	$4.3

        The following presents the reconciliation between our member's equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	December 31, 2010	December 31, 2009
Balance of our member's equity in the BHMP CO-JVs	$333.9	$268.5
Other capitalized costs, net of amortization	15.5	11.4

Investments in unconsolidated real estate joint ventures	$349.4	$279.9

        Included in the combined financial data are notes receivable from Property Entities to BHMP CO-JVs. All note receivable advances have been fully funded. Generally for each of the notes receivable included in the combined financial data, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

project completion. Below are the BHMP CO-JVs' notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount As of December 31,
			Fixed Interest Rate		Option Period Commencement After Construction
Name of Underlying Property	2010	2009		Maturity Date
Grand Reserve	$7.5	$7.5	10.0%	April 2012	N/A(a)
The Cameron	19.3	19.3	9.5%	December 2012	90 days

Total BHMP CO-JV Notes	26.8	26.8
Less: Deferred Financing Fees	(0.5)	(1.4)

Net BHMP CO-JV Notes	$26.3	$25.4

(a)
Pursuant to the terms of the option agreement, the BHMP CO-JV exercised its right to terminate the option agreement on May 28, 2010.

        In the combined financial data, the notes receivable and notes payable between the BHMP CO-JVs and its Property Entities in which the BHMP CO-JVs have equity interests are eliminated. For these notes, all advances have been fully funded. In connection with each of these notes receivable or their equity investment, the BHMP CO-JVs acquired options to purchase a certain percentage ownership interest in the Property Entity, or to convert the notes receivable into equity interests in the Property Entities. Options are generally exerciseable during defined periods after project completion. Below are the eliminated BHMP CO-JVs' notes receivable as of December 31, 2010 and 2009 (amounts in millions):

	Carrying Amount As of December 31,
			Fixed Interest Rate			Option Period Commencement After Construction
Name of Underlying Property	2010	2009			Maturity Date
Satori(a)	$—	$14.8	(a	)	(a)	(a)
Skye 2905(b)	—	14.8	(b	)	(b)	(b)
The Venue(c)	—	5.8	(c	)	(c)	(c)
Veritas	21.0	21.0	13.0%		December 2013	90 days

Total BHMP CO-JV notes receivable eliminated in combination	$21.0	$56.4

(a)
In December 2010, the $14.8 million note receivable plus accrued interest was converted into an additional equity ownership interest in the Property Entity. The converted note receivable had a fixed interest rate of 10% and a maturity date of October 2012.

(b)
In December 2010, in connection with the BHMP CO-JV's acquisition of the remaining Property Entity interests the $14.8 million note receivable plus accrued interest was converted into an additional equity ownership interest in the Property Entity. The converted note receivable had a fixed interest rate of 10% and a maturity date of April 2013.

(c)
In August 2010, in connection with the BHMP CO-JV's acquisition of the remaining Property Entity interests the $5.8 million note receivable was converted into an additional equity ownership

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

  interest in the Property Entity. The converted note receivable had a fixed interest rate of 10.0% and a maturity date of June 2013.

        As of December 31, 2010 and 2009, BHMP CO-JVs are also subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to the equity investments made by the BHMP CO-JVs. The lenders for these loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions):

	Carrying Amount As of December 31,
BHMP CO-JV Level Mortgage Loans Payable	2010	2009	Interest Rate	Maturity Date
Skye 2905(a)	$47.0	$—	Monthly LIBOR + 250 basis points	June 2011
Waterford Place	59.0	60.1	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	—	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	—	4.21% - Fixed	March 2015
7166 at Belmar	22.8	—	4.11% - Fixed	June 2015
Burrough's Mill	26.0	26.0	5.29% - Fixed	October 2016
Fitzhugh Urban Flats	28.0	—	4.35% - Fixed	August 2017
Eclipse	20.8	—	4.46% - Fixed	September 2017
Briar Forest Lofts	21.0	—	4.46% - Fixed	September 2017
Tupelo Alley	19.3	—	3.58% - Fixed	October 2017
Forty55 Lofts	25.5	—	3.90% - Fixed	October 2020
Halstead(b)	15.7	24.0	3.79% - Fixed	November 2017

Total	$337.7	$110.1

(a)
In connection with the BHMP CO-JV's acquisition of the remaining ownership interests from an unaffiliated third party in December 2010, the construction loan was paid down by $21.2 million. Effective with the closing of the acquisition, the Property Entity became wholly owned and the loan is now referred to as a BHMP CO-JV level mortgage loan payable. The loan is payable at any time without penalty and has a single extension option for six months.

(b)
In September 2010, the Halstead BHMP CO-JV prepaid the outstanding loan balance of $24.0 million without penalty. The prior mortgage had an interest rate of 6.17% and a maturity date of September 2011. In October 2010, the Halstead BHMP CO-JV closed on a new $15.7 million mortgage, with a fixed interest rate of 3.79% and a maturity date of November 2017.

        As of December 31, 2010 and 2009, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments made or held by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori and Veritas to affiliates of the project developers that have provided completion and repayment

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4.    Real Estate Investments (Continued)

guarantees. These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at December 31, 2010 was 0.26%):

	Carrying Amount As of December 31,
Property Entity Level Construction and Mortgage Loans Payable	2010	2009	Interest Rate	Maturity Date
Satori(a)	$71.3	$69.4	Monthly LIBOR + 140 bps	October 2011
Skye 2905(a)(b)	—	42.2	Monthly LIBOR + 195 bps	May 2011
Bailey's Crossing(a)	71.1	61.1	Monthly LIBOR + 275 bps	November 2011
The Venue(c)	—	19.2	Monthly LIBOR + 225 bps	June 2012
Veritas(a)	35.1	16.7	Monthly LIBOR + 275 bps	December 2012
The Reserve at Johns Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred(a)	52.7	52.7	Monthly LIBOR + 300 bps	November 2013

Total	$253.2	$284.3

(a)
Each of these Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred. The aggregate total commitment, if fully funded, is $239.9 million. Each construction loan has provisions allowing for prepayment at par and extensions, generally two, one-year options if certain operational performance levels have been achieved as of the maturity date. An extension fee, generally 0.25% of the total loan balance, is required for each extension.

(b)
In connection with the BHMP CO-JV's acquisition of the remaining ownership interests from an unaffiliated third party in December 2010, the construction loan was paid down by $21.2 million. Effective with the closing of the acquisition, the Property Entity became wholly owned and the loan is now referred to as a BHMP CO-JV level mortgage loan payable.

(c)
In connection with the BHMP CO-JV's acquisition of the remaining ownership interests from an unaffiliated third party, the construction loan with a principal balance of $19.7 million was paid off in full with a final payment of $17.9 million.

        As of December 31, 2010, approximately $966.7 million of the net carrying value of land, buildings and improvements and construction in progress collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The 2009 Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing. With regard to The Cameron Property Entity, The Cameron BHMP CO-JV investment is only as a lender with a $20.0 million note receivable investment, including accrued interest less deferred fees. Our share of the note receivable is approximately $11.0 million.

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

        Subsequent to Fairfield Residential's restructuring in October 2010, the Cameron senior lender gave notice that the interest rate would be reset to the default rate, retroactive to December 2009. In turn, The Cameron BHMP CO-JV gave notice that the interest rate on its note receivable would be reset to the default rate, retroactive to December 2009. The default rate of The Cameron BHMP CO-JV's note receivable is 13%, compared to the regular rate of 9.5%. As of March 25, 2011, The Cameron Property Entity has not paid either the senior lender or The Cameron BHMP CO-JV default interest. Through March 25, 2011, The Cameron BHMP CO-JV has not made any claims, although it has preserved its rights to do so.

        The Cameron BHMP CO-JV is currently in discussions with The Cameron senior lender and the owners of The Cameron Property Entity to restructure The Cameron Property Entity or cure the senior construction loan default and the BHMP CO-JV note receivable default. If The Cameron Property Entity does not cure the default, we expect to have an opportunity to (1) cure the default, (2) purchase the senior construction loan, (3) foreclose on the property, (4) acquire a 100% or partial ownership interest in The Cameron Property Entity or (5) otherwise negotiate a solution acceptable to the senior construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and The Cameron BHMP CO-JV. Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the BHMP CO-JV, which could result in a capital contribution by us to The Cameron BHMP CO-JV. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in The Cameron BHMP CO-JV accounting for the investment as a joint venture, or if The Cameron BHMP CO-JV is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for The Cameron BHMP CO-JV to recover the carrying value of its note receivable to The Cameron Property Entity.

        As of December 31, 2010, management's assessment related to The Cameron BHMP CO-JV is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2010, no impairment charges related to our investments with respect to The Cameron BHMP CO-JV or its note receivable investment have been recorded.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

5.    Leasing Activity

        In addition to multifamily resident units, certain of our wholly owned multifamily communities have retail areas, representing approximately 8% of total rentable area. Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of December 31, 2010 are as follows (in millions):

Year	Future Minimum Lease Payments
2011	$2.3
2012	2.4
2013	2.4
2014	2.3
2015	2.3
Thereafter	26.4

Total	$38.1

6.    Mortgage Loans Payable

        The following presents the carrying amounts of the mortgage loans payable as of December 31, 2010 and 2009 (amounts in millions):

	As of December 31,
Mortgage Loans Payable	2010	2009	Loan Type	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$26.3	$—	Principal and interest	4.63% - fixed	May 2013
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - fixed	November 2016
Mariposa Loft Apartments	15.8	—	Interest-only	5.21% - fixed	March 2017

Total	$93.4	$51.3

        As of December 31, 2010, $166.8 million of the net carrying value of real estate collateralized the mortgage loans payable.

        Contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

Year	Amount
2011	$0.6
2012	0.6
2013	25.1
2014	—
2015	—
Thereafter	67.1

Total	$93.4

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7.    Credit Facility Payable

        On March 26, 2010, we closed on a $150.0 million credit facility. The credit facility matures on April 1, 2017, when all unpaid principal and interest is due. Borrowing tranches under the credit facility bear interest at a "base rate" based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility's debt service requirements. As of December 31, 2010, the applicable margin was 2.08% and the base rate was 0.26% based on one-month LIBOR. The credit facility also provides for fees based on unutilized amounts and minimum usage. The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period. The loan requires monthly interest-only payments and monthly or annual payment of fees. We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty. Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

        Draws under the credit facility are secured by a pool of certain multifamily communities owned by our wholly owned subsidiaries, where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement. As of December 31, 2010, $278.0 million of the net carrying value of real estate collateralized the credit facility. The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. As of December 31, 2010, available but undrawn amounts under the credit facility are approximately $86.0 million.

        The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breech of covenants or borrowing conditions. We believe we are in compliance with all provisions as of December 31, 2010.

8.    Stockholders' Equity

  Capitalization

        As of December 31, 2010 and 2009, we had 102,859,791 and 57,098,265 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

        As of December 31, 2010 and 2009, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000. The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. The convertible stock can be converted when the excess value

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange. The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of December 31, 2010. Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

        As of December 31, 2010 and 2009, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

        As of December 31, 2010, 2009, and 2008 we did not have any unpaid redemptions.

  Distributions

        We paid our first distribution effective July 1, 2007.

        Distributions, including paid by issuing shares under the DRIP, for the years ended December 31, 2010, 2009 and 2008 were as follows (amounts in millions):

	For the Years Ended December 31,
	2010		2009		2008
	Declared	Paid	Declared	Paid	Declared	Paid
Fourth Quarter	$15.0	$14.4	$8.7	$7.8	$2.4	$2.0
Third Quarter	15.3	15.6	6.5	5.9	1.3	1.3
Second Quarter	13.9	13.1	4.6	4.1	1.3	1.3
First Quarter	11.1	10.2	2.9	2.5	1.3	1.3

Total	$55.3	$53.3	$22.7	$20.3	$6.3	$5.9

        Our board of directors has declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the first quarter of 2011. We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9.    Commitments and Contingencies

        Each of the BHMP CO-JVs and each of the BHMP CO-JV equity investments that include unaffiliated third-party owners include buy/sell provisions. Under these provisions and during specific periods, an owner could make an offer to purchase the interest of the other owners, and the other owners would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2010 no such offers are outstanding.

        The Bailey's Crossing and The Cameron BHMP CO-JVs may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partner was to exercise its rights to put its interests to the BHMP CO-JVs. The obligations are for defined periods ranging from less than one to three years. As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however the limited partners' combined invested capital as of December 31, 2010 is approximately $22.1 million. Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement. In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of December 31, 2010 and 2009, we have approximately $15.9 million and $15.2 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

10.    Related Party Arrangements

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, Behringer Securities LP ("Behringer Securities"), and Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        These services are provided through our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated, and may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2011. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the Advisory Management Agreement.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Related Party Arrangements (Continued)

        Subject to the deferral described below, we are required to reimburse the Advisor for organization and offering expenses related to a public offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by us exceeds 1.5% of the gross proceeds of the completed public offering. Our reimbursement of organization and offering expenses related to subsequent public offerings of shares also will not be capped as of the date of reimbursement, unless the terms are amended by the parties upon renewal of the Advisory Management Agreement. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the years ended December 31, 2010, 2009, and 2008, we incurred O&O Reimbursement of approximately $6.5 million, $8.9 million and $6.9 million, respectively. As of December 31, 2010, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $9.3 million.

        In November 2010, the Advisor agreed to defer payment of the O&O Reimbursement until March 31, 2011, and in March 2011 agreed to extend the deferral date to June 30, 2011. Based on our review of projected gross proceeds from our Initial Public Offering, considering that our board of directors has approved to end our Initial Public Offering by no later than July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions), we have limited the amount of O&O Reimbursement accruals to amounts we currently expect to have to disburse. As of December 31, 2010, $2.7 million of O&O Reimbursement was accrued and unpaid. As of December 31, 2010, our Advisor has incurred expenses related to the offering totaling, $23.1 million, of which approximately $0.6 million has not been recognized by us as offering costs.

        Our Advisor was obligated to pay all of our Private Offering organization and offering costs. Under the Advisory Management Agreement through September 2, 2008, our only obligation for those costs was to pay a fee to our Advisor under the Advisory Management Agreement. We incurred this fee obligation at the rate of 1.5% of the actual gross Private Offering proceeds (the "O&O Fee"), regardless of whether the actual amount of Private Offering costs incurred by our Advisor were higher or lower than the O&O Fee. On September 2, 2008, the Advisory Management Agreement was amended, and our reimbursement was increased to include Private Offering costs incurred by our Advisor in excess of total amounts due under the O&O Fee subject to the limitations discussed above. For the year ended December 31, 2008, we incurred O&O Fees of $6.1 million due to the reimbursement of the remaining Private Offering costs. The amount of O&O Fees recorded was determined as 1.5% of the actual Private Offering proceeds received to date; no other amounts were considered by management to be probable of reimbursement. No O&O Fees were recorded during 2009 and 2010.

        Behringer Securities, an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fee is paid on purchases made pursuant to our DRIP. In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Related Party Arrangements (Continued)

2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Years Ended December 31,
Sale of common stock	2010	2009	2008
Gross proceeds	$444.7	$410.7	$10.7
Less offering costs:
O&O Reimbursement(a)	(6.5)	(8.9)	(6.9)
Dealer manager fees	(11.1)	(10.3)	(0.3)
Selling commissions	(29.7)	(28.2)	(0.7)
Other	—	—	(0.2)

Total offering costs	(47.3)	(47.4)	(8.1)

Sale of common stock, net	$397.4	$363.3	$2.6

(a)
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

        Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) funds advanced in respect of a loan or other investment, and (2) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses and other closing costs. In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Related Party Arrangements (Continued)

prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

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

        Through September 1, 2008, our Advisor and its affiliates received acquisition and advisory fees of 2.5% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we made an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Our Advisor and its affiliates also received 2.5% of the funds advanced in respect of a loan or other investment. Under the Advisory Management Agreement dated September 2, 2008, these rates were reduced to 1.75%. Through September 1, 2008, our Advisor was also reimbursed for all expenses related to the selection and acquisition of assets, whether or not acquired by us.

        For the years ended December 31, 2010, 2009 and 2008, our Advisor earned acquisition and advisory fees, including the 0.25% non-accountable acquisition expense reimbursement, of approximately $11.2 million, $8.1 million and $1.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, approximately $3.2 million, $5.1 million and $1.9 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2010 and 2009, our Advisor has earned debt financing fees of approximately $2.6 million and $1.1 million, respectively. Our Advisor did not earn any debt financing fees in 2008.

        Our Advisor receives a monthly asset management fee for each real estate related asset held by us. Prior to September 2, 2008, the asset management fee was equal to one-twelfth of 1% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month. From September 2, 2008 to June 30, 2010, the monthly rate was reduced to one-twelfth of 0.75%.

        Effective July 1, 2010, in order to provide more support for our distributions, our Advisor further modified the asset management fee so that the amount of the fee is dependent upon our performance with respect to reaching a modified funds from operations or MFFO coverage amount per quarter of fifteen cents per share of our common stock (equivalent to an annualized sixty cents per share). As

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Related Party Arrangements (Continued)

modified, the asset management fee will be a monthly fee equal to one-twelfth of the Applicable Asset Management Fee Percentage ("the AAMF Percentage") of the sum of the higher of the cost or value of our assets. Effective July 1, 2010 the AAMF Percentage was 0.50% (reduced from 0.75% prior to July 1, 2010). The percentage will increase to 0.75% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 80% of the MFFO coverage amount described above. Once the AAMF Percentage has increased to 0.75%, it will not decrease during the term of the agreement, regardless of our MFFO in any subsequent period. The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 100% of such MFFO coverage amount. Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the AAMF Percentage had been 0.75% every day since July 1, 2010. In no event will our Advisor receive more than the asset management fee at the annual 0.75% rate originally contracted for, but will be at risk for up to one-third of those fees and incentivized to grow our MFFO.

        For the years ended December 31, 2010, 2009 and 2008, our Advisor earned asset management fees of approximately $5.2 million, $1.9 million and $0.9 million, respectively.

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

        Property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). The Property Management Agreement expires on November 21, 2012, but if neither us or BHM Management do not give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days prior written notice. Further, the Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2010, 28 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third-party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including fees and expenses of apartment locators and third-party accountants, the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        For the year ended December 31, 2010, BHM Management or its affiliates earned property management fees of $0.7 million. For the years ended December 31, 2009 and 2008, BHM Management or its affiliates earned minimal property management fees. For all other multifamily

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Related Party Arrangements (Continued)

communities, the unaffiliated third-party partner has selected the property manager or the property is still in development.

        As part of our reimbursement of operating expenses, we reimburse our Advisor for any direct expenses and costs of salaries and benefits of persons employed by our Advisor performing advisory services for us, provided, however, that we will not reimburse our Advisor for personnel employment costs incurred by our Advisor in performing services under the Advisory Management Agreement to the extent that the employees perform services for which the Advisor receives a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties. We also do not reimburse our Advisor for the salary or other compensation of our executive officers.

        Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2010, 2009 and 2008 of approximately $2.2 million, $1.4 million and $0.5 million, respectively.

11.    Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information is summarized below (amounts in millions):

	2010	2009	2008
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $1.1 million in 2010 and $0.3 million in 2009	$4.2	$0.1	$—
Non-cash investing and financing activities:
Assumption of mortgage note payable	$26.8	$—	$—
Stock issued pursuant to our DRIP	$26.6	$8.6	$0.2
Investment in unconsolidated real estate joint ventures	$(0.1)	$0.2	$—
Escrow and prepaid acquisition costs	$—	$—	$1.9
Contingent consideration liability	$0.5	$—	$—
Distributions payable	$5.2	$3.2	$0.8
Accrued offering costs and dealer manager fees	$2.8	$1.6	$6.9

12.    Subsequent Events

  Status of the Offering

        For the period January 1, 2011 through February 28, 2011, we sold approximately 6.0 million shares of common stock for gross proceeds of approximately $59.2 million including issuances through our DRIP.

  Distributions Paid

        On January 3, 2011, we paid total distributions of approximately $5.2 million, of which $2.4 million was cash distributions and $2.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of December 2010.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12.    Subsequent Events (Continued)

        On February 1, 2011, we paid total distributions of approximately $5.3 million, of which $2.5 million was cash distributions and $2.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of January 2011.

        On March 1, 2011, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of February 2011.

  Distributions Declared

        On March 24, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of April, May and June 2011. The distributions authorized April, May, and June equal a daily amount of $0.0016438 per share of common stock. Distributions payable to each stockholder of record during a month will be paid in cash on or before the 10th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. If the rate we are paying for each day in December, January and February was paid each day for a 365-day period, it would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.

  Investments in Unconsolidated Joint Ventures

        Subsequent to the year ended December 31, 2010, we are under contract to purchase three multifamily communities for a total purchase price of approximately $194.7 million, excluding closing costs. As of March 25, 2011, we have made a total of $4.5 million in earnest money deposits on these multifamily communities. If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information. Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

  Financing

        On March 14, 2011, the Cyan BHMP CO-JV completed a $33.0 million financing at a fixed rate of 4.25% with a term of five years. We anticipate that substantially all of the $33.0 million of proceeds, net of closing costs, will be distributed to us and the BHMP CO-JV Partner.

  Potential Sale

        Subsequent to the year ended December 31, 2010, the Waterford Place BHMP CO-JV entered into a purchase and sale agreement for a sales price of $110 million for the Waterford Place multifamily community. The Waterford Place BHMP CO-JV has received an earnest money deposit of $2.0 million. As of December 31, 2010, the net carrying value of the multifamily community is approximately $74.2 million and is subject to mortgage financing of $59.0 million. The consummation of the sale is subject to various conditions, and there is no assurance that the sale will be consummated.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13.    Quarterly Results (unaudited)

        Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share data):

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$5,146	$6,617	$9,389	$11,415
Net income (loss)	$(9,019)	$(8,802)	$(10,377)	$(6,372)
Basic and diluted weighted average shares outstanding	64,222	79,706	91,300	98,881
Basic and diluted income (loss) per share	$(0.14)	$(0.11)	$(0.11)	$(0.05)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$—	$—	$538	$3,568
Net income (loss)	$138	$408	$(3,861)	$(4,990)
Basic and diluted weighted average shares outstanding	17,376	26,334	36,678	49,109
Basic and diluted income (loss) per share	$0.01	$0.02	$(0.11)	$(0.10)

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of
Behringer Harvard Combined Ventures
Addison, Texas

        We have audited the accompanying combined balance sheets of Behringer Harvard Combined Ventures ("the Ventures"), which are under common ownership and common management, as of December 31, 2010 and 2009 and the related combined statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Ventures at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years ended December 31, 2010, 2009, and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 25, 2011

Behringer Harvard Combined Ventures

Combined Balance Sheets

(in thousands)

	December 31, 2010	December 31, 2009
Assets
Real estate:
Land	$195,591	$138,593
Buildings and improvements	828,559	379,040

	1,024,150	517,633
Less accumulated depreciation	(32,565)	(5,774)

Net operating real estate	991,585	511,859
Construction in progress	—	105,822

Total real estate, net	991,585	617,681
Mortgage notes receivable, net	47,252	81,820
Investments in unconsolidated real estate joint ventures	22,067	20,184
Cash and cash equivalents	10,937	5,049
Restricted cash	6,236	14,030
Interest receivable	3,603	2,183
Intangibles, net	5,033	2,810
Deferred financing costs, net	3,715	2,574
Other assets, net	3,379	1,506

Total assets	$1,093,807	$747,837

Liabilities and equity
Liabilities
Construction and mortgage loans payable	$484,473	$247,309
Accounts payable and other liabilities	10,150	14,113
Interest payable	1,531	875
Tenant security deposits and prepaid rent	1,821	1,089

Total liabilities	497,975	263,386
Commitments and contingencies
Redeemable, noncontrolling interests	7,836	10,384
Equity
Ventures' equity	584,298	469,694
Non-redeemable, noncontrolling interests	3,698	4,373

Total equity	587,996	474,067

Total liabilities and equity	$1,093,807	$747,837

See Notes to Combined Financial Statements.

Behringer Harvard Combined Ventures

Combined Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Rental revenues	$57,862	$10,083	$3,036
Expenses
Property operating expenses	20,240	3,725	843
Real estate taxes	8,516	1,367	329
General and administrative expenses	1,061	468	392
Acquisition expenses	1,954	2,759	—
Interest expense	14,607	3,734	1,511
Depreciation and amortization	36,574	7,406	1,910

Total expenses	82,952	19,459	4,985
Other income (expenses)
Gain on early extinguishment of debt	175	—	—
Gain on excess of fair value over purchase price	3,347	—	—
Gain on acquisition of controlling interest	4,934	—	—
Interest income	9,820	14,345	10,207
Equity in losses of investments in unconsolidated real estate joint ventures	(8,096)	(5,505)	(515)

Net income (loss)	(14,910)	(536)	7,743
Net loss attributable to noncontrolling interests	3,270	353	301

Net income (loss) attributable to the Ventures	$(11,640)	$(183)	$8,044

See Notes to Combined Financial Statements.

Behringer Harvard Combined Ventures

Combined Statements of Equity

(in thousands)

	Multifamily LP	Master LP	Total Ventures' Equity	Non-redeemable, noncontrolling interests	Redeemable, noncontrolling interest
Balance at January 1, 2008	$57,006	$45,005	$102,011	$2,085	$—
Contributions	35,769	29,256	65,025	—	—
Distributions	(5,514)	(4,143)	(9,656)	—	—
Issuance of Preferred Units, net	—	—	—	229	—
Net income (loss)	4,337	3,708	8,044	(301)	—

Balance at December 31, 2008	91,598	73,826	165,424	2,013	—
Contributions	185,076	133,692	318,768	2,632	10,529
Distributions, including Preferred Units dividends	(7,902)	(6,413)	(14,315)	(77)	—
Issuance of Preferred Units, net	—	—	—	13	—
Net income (loss)	(237)	54	(183)	(208)	(145)

Balance at December 31, 2009	268,535	201,159	469,694	4,373	10,384
Contributions	181,415	143,206	324,621	—	—
Distributions, including Preferred Units dividends	(109,236)	(89,141)	(198,377)	(123)	—
Issuance of Preferred Units, net	—	—	—	170	—
Net loss	(6,892)	(4,748)	(11,640)	(722)	(2,548)

Balance at December 31, 2010	$333,822	$250,476	$584,298	$3,698	$7,836

See Notes to Combined Financial Statements.

Behringer Harvard Combined Ventures

Combined Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(14,910)	$(536)	$7,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,493	7,160	1,843
Amortization of deferred financing costs	1,147	268	(495)
Amortization of deferred loan costs	(921)	(1,264)	—
Gain on early extinguishment of debt	(175)	—	—
Gain on excess of fair value over purchase price	(3,347)	—	—
Gain on acquisitions of controlling interest	(4,934)	—	—
Equity in losses of investments in unconsolidated real estate joint ventures	8,096	5,505	509
Changes in operating assets and liabilities:
Accrued interest receivable	(2,982)	(1,318)	(575)
Accounts payable and other liabilities	3,015	1,118	(127)
Interest payable	735	617	128
Other assets, net	(1,429)	221	7

Cash provided by operating activities	19,788	11,771	9,033
Cash flows from investing activities
Acquisitions of and additions to wholly owned real estate	(295,377)	(237,546)	(33)
Acquisitions of controlling interest in real estate joint ventures	(628)	(49,344)	—
Advances on mortgage notes receivable, net	—	(10,988)	(42,970)
Payment of purchase option price under land lease	—	(4,605)	—
Investments in unconsolidated real estate joint ventures	(21,483)	(59)	(15,415)
Change in restricted cash	7,794	2,375	(10)
Other assets	(255)	—	(6)

Cash used in investing activities	(309,949)	(300,167)	(58,434)
Cash flows from financing activities
Contributions from partners	324,627	318,768	65,025
Distributions to partners	(198,377)	(14,315)	(9,596)
Paydown and payoff of mortgage loans	(43,086)	(21,148)	—
Proceeds from mortgage loans	215,670	2,571	—
Finance costs paid	(2,153)	—	—
Noncontrolling interests:
Proceeds from issuance of subsidiary preferred units, net	170	13	229
Distributions paid	(127)	(77)	(61)
Other	(675)	(162)	(5)

Cash provided by financing activities	296,049	285,650	55,592
Net change in cash and cash equivalents	5,888	(2,746)	6,191
Cash and cash equivalents at beginning of year	5,049	7,795	1,604

Cash and cash equivalents at end of year	$10,937	$5,049	$7,795

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.2 million in 2009 and zero in 2010 and 2008	$13,951	$3,100	$1,383
Supplemental schedule of noncash investing and financing activities:
Accrued additions to real estate	$1,430	$1,823	$—
Amounts acquired and assumed in acquisitions of real estate:
Fair value of assets acquired	$120,662	$—	$—
Decrease in investment in unconsolidated real estate joint venture due to acquisition of controlling interest	$(56,741)	$—	$—
Fair value of liabilities assumed	$769	$—	$—
Construction and mortgage loans payable assumed	$64,919	$243,216	$—
Conversion of mortgage notes receivable	$36,919	$50,991	$—
Noncontrolling interests	$—	$13,160	$—
Reclass of construction in progress to buildings and improvements	$112,455	$21,302	$—

See Notes to Combined Financial Statements.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements

1. Organization and Business

  Organization

        Behringer Harvard Combined Ventures (which may be referred to as the "Ventures," "we," "us," or "our") combines 23 co-investment joint ventures. Each of these Ventures included in the combined financial statements have common ownership and management. These co-investment joint ventures are between Behringer Harvard Multifamily OP I LP ("Multifamily LP"), which, through individual wholly owned limited liability companies for each co-investment joint venture, is our manager, and, Behringer Harvard Master Partnership I LP ("Master LP"). The 1% general partner of Master LP is Behringer Harvard Institutional GP LP, which is an affiliate of Behringer Harvard Multifamily Advisors I, LLC ("Advisor"), the advisor to Behringer Harvard Multifamily REIT I, Inc. ("MF REIT") which indirectly wholly owns Multifamily LP. The Advisor is a Texas limited liability company which is indirectly owned by the MF REIT's sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of Master LP is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM").

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

        We do not have any employees and are supported by related party service agreements. MF REIT is externally managed by the Advisor. The Advisor, through MF REIT, is responsible for managing the Ventures' affairs on a day-to-day basis and for identifying and making real estate investments on the Venture's behalf. Major decisions, as defined in each operating agreement, require approval by both Multifamily LP and Master LP. Each of the Ventures provides buy-sell rights for the members. As of December 31, 2010, no buy-sell rights have been initiated.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

1. Organization and Business (Continued)

        We have made 23 multifamily investments located in California, Texas, Colorado, Nevada, Florida, Georgia, New Jersey, Virginia, Maryland and Oregon totaling 6,754 multifamily community units. The following presents the Ventures as of December 31, 2010:

		Ownership Interest
				Venture Interest in Property Entity (defined below)
VENTURE	Venture Formation Date	Multifamily LP	Master LP
Behringer Harvard Eldridge Venture, LLC ("Eldridge Venture")	2007	55%	45%	(a)
Behringer Harvard Baileys Venture, LLC ("Baileys Venture")	2007	55%	45%	78%(b)(c)
Behringer Harvard Lovers Lane Venture, LLC ("Lovers Lane Venture")	2007	55%	45%	(d)
Behringer Harvard Satori Venture, LLC ("Satori Venture")	2007	55%	45%	50%(c)(e)
Behringer Harvard St. Rose Venture, LLC ("St. Rose Venture")	2007	55%	45%	50%(c)(e)
Behringer Harvard Columbia Venture, LLC ("Columbia Venture")	2007	55%	45%	75%(b)(c)
Behringer Harvard Johns Creek Venture, LLC ("Johns Creek Venture")	2007	64%	36%	80%(b)(c)
Behringer Harvard Cameron House Venture, LLC ("Cameron Venture")	2007	55%	45%	(c)(d)
Behringer Harvard Russell Venture, LLC ("Russell Venture")	2007	55%	45%	(a)
Behringer Harvard Alexan Prospect Venture, LLC ("Alexan Prospect Venture")	2007	55%	45%	(a)
Behringer Harvard Braeswood Venture, LLC ("Braeswood Venture")	2009	55%	45%	(a)
Behringer Harvard Waterford Place Venture, LLC ("Waterford Place Venture")	2009	55%	45%	(a)
Behringer Harvard Burroughs Mill Venture, LLC ("Burroughs Mill Venture")	2009	55%	45%	(a)
Behringer Harvard Redwood Venture, LLC ("Redwood Venture")	2009	55%	45%	(a)
Behringer Harvard Calypso Venture, LLC ("Calypso Venture")	2009	55%	45%	(a)
Behringer Harvard Cyan Venture, LLC ("Cyan Venture")	2009	70%	30%	(a)
Behringer Harvard San Sebastian Venture, LLC ("San Sebastian Venture")	2009	55%	45%	(a)
Behringer Harvard Cherry Creek, LLC ("Cherry Creek Venture")	2010	55%	45%	(a)
Behringer Harvard Belmar, LLC ("Belmar Venture")	2010	70%	30%	(a)
Behringer Harvard Briar Forest, LLC ("Briar Forest Venture")	2010	55%	45%	(a)
Behringer Harvard Fitzhugh, LLC ("Fitzhugh Venture")	2010	55%	45%	(a)
Behringer Harvard Tupelo Alley, LLC ("Tupelo Venture")	2010	55%	45%	(a)
Behringer Harvard District, LLC ("District Venture")	2010	55%	45%	(a)

(a)
Wholly owned by the Venture.

(b)
The Property Entity is owned jointly with unaffiliated third parties and consolidated with the Venture.

(c)
The Venture has equity purchase options in the Property Entity, including call rights, put rights, buy-sell rights and/or the right to convert mezzanine loan investments to equity in the Property Entity.

(d)
The Venture has only a mortgage notes receivable in the Property Entity with no equity interest.

(e)
The Property Entity is owned jointly with unaffiliated third parties and reported under the equity method of accounting. See footnote 5.

        We were organized to own 100% of the voting equity interests and approximately 99% of the economic interests in 23 separate subsidiaries that have each elected to be taxed as a real estate investment trust ("REIT"), collectively referred to as the "BH REITs," under Sections 856 through 860 of the Internal Revenue Code ("Code"). Substantially all of our business is conducted through these BH REITs. The BH REITs were organized to hold, directly and indirectly, equity interests and/or mortgage or mezzanine loans in operating multifamily properties and multifamily developments.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

1. Organization and Business (Continued)

        Certain individual BH REITs have made equity investments with third-party owners in, and/or have made loans to entities that owned one real estate property or development project. The collective group of the operating property's or development project's separate legal entities is referred to herein as a "Property Entity." Each Property Entity has been legally separated and is not co-mingled or cross-collateralized with any other Property Entity; however, we refer to the collective group herein as the "Property Entities." Property Entities include equity investments by third party investors, usually real estate development entities. In the table above, the applicable Venture's interest in the Property Entity is the stated ownership in the operating agreement, which may be different than our interests for distribution and income allocation purposes.

        Multifamily LP and Master LP may form additional ventures and Property Entities subsequent to December 31, 2010.

2. Summary of Significant Accounting Policies

  Principles of Combination, Consolidation and Basis of Presentation

        Our combined financial statements include our accounts, the accounts of any variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. Ventures are included in the combined financial statements from the date of their formation because they are under common ownership and management. All inter-Venture transactions, balances and profits have been eliminated in combination or consolidation. Interests in entities are evaluated based on applicable generally accepted accounting principles ("GAAP"), which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity ("VIE"), then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participation rights under the respective ownership agreement.

        There are judgments and estimates involved in determining if an entity in which we will make an investment or have made an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. There are some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon factors such as the type of financing, status of operations and entity structure and it will be up to our Advisor to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity's equity at risk is a large percentage, our Advisor will be required to evaluate the equity at risk compared to the entity's expected future losses to determine if there could still in fact be sufficient equity in the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility using a discount rate to determine the net present value of those future losses and allocating those losses between the equity owners, subordinated lenders or other variable interests. The determination will also be based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers. The evaluation will also consider the relation of these parties' rights to their economic participation in benefits or obligation to absorb losses. As partnership and other governance agreements have various terms which may change over time or based on future results, these evaluations require complex analysis and weighting of different factors. A change in the judgments, assumptions, allocations and

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our results of operations and financial condition.

        For VIEs and other investments, we must evaluate whether we have control of an entity. Such evaluation involves judgments in determining if provisions in governing agreements provide control of activities that will impact the entity or are protective or participating rights for us, our Co-Investment Ventures or other equity owners. This evaluation includes an assessment of multiple governance terms, including their economic effect to the operations of the entity, how relevant the terms are to the recurring operations of the entity and the weighing of each item to determine in the aggregate which owner, if any, has control. These assessments would affect whether an entity should be consolidated or reported on the equity method, the effects of which could be material to our results of operations and financial condition.

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

  Real Estate and Other Related Intangibles

        For real estate properties acquired and classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships. We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities and asset retirement obligations based on their fair values. Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.

        The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, buildings and improvements. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. When we

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles. Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

        We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases and tenant relationships are determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective units considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease-up period. The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

        We amortize the value of in-place leases acquired to expense over the term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Intangible lease assets are classified as intangibles, and intangible lease liabilities are recorded within deferred lease revenues and other related liabilities.

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2010.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Impairment of Real Estate Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

        For any properties we own or own by investments in unconsolidated real estate joint ventures including all related intangibles, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. In addition, we evaluate indefinite-lived intangible assets for possible impairments, at least annually, by comparing the fair values with the carrying values. Fair value is generally estimated by valuation of similar assets.

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2010, 2009 or 2008.

  Cash and Cash Equivalents

        We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        As of December 31, 2010, approximately $4.7 million of restricted cash relates to escrow accounts required under construction loan agreements to secure performance for the Baileys Venture and Columbia Venture Property Entity developments. The remaining balance is principally escrow accounts, generally held by the lenders of certain of our mortgage payables for taxes, property repairs and replacements.

  Mortgage Notes Receivable

        Notes receivable are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.

        In accounting for notes receivable, we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In addition, we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, we do not contain a right to participate in expected residual profits. In addition, the project borrowers remain obligated to pay principal and interest due on the loan with sufficient collateral, reserves or qualifying guarantees to account for the investment as a loan.

        We assess notes receivable for impairment in accordance with applicable GAAP. Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the

Behringer Harvard Combined Ventures

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

        In evaluating impairments, there are judgments involved in determining the probability of collecting contractual amounts. As these types of notes receivable are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower's or, if applicable, the guarantor's financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our combined financial statements. For the years ended December 31, 2010, 2009 and 2008, no impairment or allowance for credit losses was recognized..

  Investments in Unconsolidated Real Estate Joint Ventures

        We account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are initially recorded at cost, including any acquisition costs, and are adjusted for our share of equity in earnings and distributions. We report our share of income and losses based on our economic interests in the entities.

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

Behringer Harvard Combined Ventures

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

        We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2010 and 2009.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2010, we have no significant uncertain tax positions.

  Noncontrolling Interests

        Redeemable, noncontrolling interests are comprised of potential future obligations of the Venture, which allow the investors holding the noncontrolling interest to require the Venture to purchase their interest. The Venture records obligations under the redeemable noncontrolling interests initially at fair value, increased or decreased for the noncontrolling interest's share of net income or loss or the redemption value if redemption is considered probable. The redeemable noncontrolling interests are temporary equity not within the Venture's control, and presented in our combined venture statements outside of permanent equity between debt and equity.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Non-redeemable, noncontrolling interests are comprised of third-party equity interests in multifamily communities as well as Class A, preferred, cumulative, non-voting membership units ("Preferred Units"). The initial measurement of the non-redeemable, noncontrolling interests of third-party equity interests is at fair value. The subsequent carrying amount is recorded at the higher of the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss or the redemption value. Both the Preferred Units and the third-party equity interest are not redeemable by the holders. The Preferred Units are redeemable by us; however, we have no current intent to exercise our redemption option. As such, these non-redeemable, noncontrolling interests are presented as in our combined venture statements as part of permanent equity.

  Fair Value

        In connection with our assessments and determinations of fair value for many real estate assets and financial instruments including fair values related to acquisitions, there are generally not available observable market price inputs for substantially the same items. Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates and rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

        As of December 31, 2010, we believe the carrying values of cash and cash equivalents and receivables from affiliates approximate their fair values based on their highly liquid nature and/or short term maturities. As of December 31, 2010, we estimate the fair value of our construction and mortgage loans payable at $486.2 million compared to its carrying value of $484.5 million. As of December 31, 2010, we also believe the carrying value of our mortgage notes receivable approximate their fair values due to the short-term maturities and prepayment options. As of December 31, 2010 and 2009, we had no assets or liabilities measured at fair value on a recurring or nonrecurring basis.

3. Recently Announced Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have an impact on our financial statements.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

4. Real Estate Investments

        As of December 31, 2010 and 2009, we had 18 and 11, respectively, wholly or majority owned real estate investments.

        In 2010, we separately acquired six wholly owned multifamily communities and controlling interests in two Property Entities totaling 2,581 units for an aggregate purchase price of approximately $399.6 million, including $47.0 million of mortgage debt assumed in the acquisitions.

        In 2009, we separately acquired ten wholly owned or majority owned multifamily communities totaling 2,780 units for an aggregate purchase price of approximately $589.7 million, including $13.2 million of noncontrolling interest and $224.3 million of mortgage debt assumed in the acquisitions.

        The following table lists our acquisitions for 2009 and 2010:

Name	Location	Date of Acquisition
Braeswood Venture	Houston, TX	June 2009
Waterford Place Venture	Dublin, CA	September 2009
Burroughs Mill Venture	Cherry Hill, NJ	September 2009
Redwood Venture	Marina del Rey, CA	September 2009
Eldridge Venture(a)	Houston, TX	November 2009
Columbia Venture(a)	Arlington, VA	November 2009
Baileys Venture(b)	Alexandria, VA	December 2009
Calypso Venture	Irvine, CA	December 2009
Cyan Venture	Portland, OR	December 2009
San Sebastian Venture	Laguna Woods, CA	December 2009
Cherry Creek Venture	Denver, CO	January 2010
Belmar Venture	Lakewood, CO	May 2010
Briar Forest Venture	Houston, TX	May 2010
Fitzhugh Venture	Dallas, TX	June 2010
Tupelo Venture	Portland, OR	June 2010
Russell Venture(c)	Clark County, NV	August 2010
Alexan Prospect Venture(c)	Denver, CO	December 2010
District Venture(d)	Orlando, FL	December 2010

(a)
In November 2009, the applicable venture acquired controlling interests in the Eldridge and Columbia Ventures. See footnote 5 for additional information.

(b)
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

(c)
In August 2010 and December 2010, the applicable Venture acquired controlling interests in the Russell and Alexan Prospect Property Entities, respectively. See footnote 5 for additional information.

(d)
In connection with the acquisition, the seller was in default with the property's senior lender and accordingly, the consideration paid was part of negotiations with the seller and

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

4. Real Estate Investments (Continued)

  lender. Because of the loan default, the lender was willing to accept less than the face amount of the loan in settlement of their liens. Based on our analysis of fair value, which included a review of comparable sales, a capitalization of the projected net operating income and the replacement cost of the property, we believe the purchase price is also less than the property's fair value. A gain was recorded of $3.3 million in 2010, which represented the excess of the net fair value of assets acquired and liabilities assumed over the consideration paid.

        The following tables present certain additional information regarding the 2010 and 2009 acquisitions. Certain of the tables provide information for material acquisitions. There were no material acquisitions during 2010, thus only summarized information for the year ended December 31, 2010 is presented. In 2009, the material acquisitions were made by Baileys Venture, Columbia Venture and Waterford Place Venture.

        The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date individually presented for material acquisitions and summarized for the other 2010 and 2009 non-material acquisitions are as follows (in millions):

		Acquisitions for the Years Ended December 31, 2009
	2010 Non-Material Acquisitions	Baileys Venture	Columbia Venture	Waterford Place Venture	Other Non-Material Acquisitions	Total Acquisitions
Land	$57.1	$32.4	$24.2	$12.9	$65.9	$135.4
Buildings and improvements	331.6	50.9	27.8	64.7	228.3	371.7
Construction in progress	—	41.1	35.7	—	—	76.8
Intangible assets—in-place leases	10.9	—	—	2.1	3.8	5.9
Property Entity level construction loans payable	—	(61.1)	(52.7)	—	—	(113.8)
Mortgage loan payable	(47.0)	—	—	(60.4)	(50.1)	(110.5)
Other liabilities	—	—	—	—	(0.4)	(0.4)
Noncontrolling interests	—	(13.2)	—	—	—	(13.2)

Total	$352.6	$50.1	$35.0	$19.3	$247.5	$351.9

        The 2010 amounts recognized for revenues and net losses from the acquisition dates to December 31, 2010 related to the operations of the material acquisitions and summarized for the other 2010 and 2009 non-material acquisitions are as follows (in millions):

	2010 Non-Material Acquisitions	Baileys Venture	Columbia Venture	Waterford Place Venture	Other Non-Material 2009 Acquisitions	Total All Acquisitions
Revenues	$15.5	$3.7	$2.2	$8.0	$25.4	$54.8
Acquisition expenses	$2.0	$—	$—	$—	$—	$2.0
Depreciation and amortization	$11.9	$4.1	$2.6	$3.8	$12.9	$35.3
Net loss	$(0.8)	$(4.5)	$(4.0)	$(1.4)	$(4.7)	$(15.4)

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

4. Real Estate Investments (Continued)

        The amounts recognized for revenues and net losses from the acquisition dates to December 31, 2009 related to the operations of the material acquisitions and summarized for the other 2009 non-material acquisitions are as follows (in millions):

	Baileys Venture	Columbia Venture	Waterford Place Venture	Other Non-Material 2009 Acquisitions	Total All Acquisitions
Revenues	$0.1	$—	$2.5	$4.5	$7.1
Acquisition expenses	$—	$—	$0.2	$2.6	$2.8
Depreciation and amortization	$0.2	$0.2	$2.4	$3.2	$6.0
Net income (loss)	$1.9	$1.3	$(2.0)	$(6.9)	$(5.7)

        The following unaudited combined pro forma information is presented as if we acquired each of the acquisition properties on January 1, 2009. The information excludes activity that is non-recurring and not representative of our future activity, as follows:

	For the Years Ended December 31,
	2010	2009
Acquisition expenses	$(2.0)	$(2.8)
Gain on early extinguishment of debt	$0.2	$—
Gain on excess of fair value over purchase price	$3.3	$—
Gain on acquisitions of controlling interest	$4.9	$—

        Expenses, including depreciation and amortization, do not include amounts for periods prior to the completed construction of the property. For the year ended December 31, 2009, the properties owned by the Baileys Venture, Columbia Venture, Eldridge Venture, Redwood Venture and San Sebastian Venture were substantially in the development phase. Accordingly, the operating revenues and net income of these Ventures were not material and are not presented in the table below for the year ended December 31, 2009. This information is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2009, nor does it purport to represent our future operations (amounts in millions):

	For the Years Ended December 31,
	2010	2009
Revenues	$72.6	$41.4
Depreciation and amortization	$45.6	$24.7
Net loss	$(21.6)	$(3.5)

        For 2010 acquisitions, we are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

        Depreciation expense associated with all of our buildings and improvements for the years ended December 31, 2010, 2009 and 2008 was approximately $26.8 million, $4.0 million and $1.2 million, respectively.

        Cost of intangibles related to our investments in real estate primarily consisted of the value of in-place leases. These in-place leases are amortized over the remaining term of the in-place leases,

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

4. Real Estate Investments (Continued)

approximately a six month term for multifamily in-place leases and terms ranging from three to 25 years for retail leases. Amortization expense associated with all of our lease intangibles for the years ended December 31, 2010, 2009 and 2008 was approximately $9.8 million, $3.4 million and $0.7 million, respectively. Of the $5.0 million of in-place lease intangibles at December 31, 2010, $4.5 million will be amortized during 2011. The remaining $0.5 million, primarily related to a retail in-place lease intangible, will be amortized over 25 years.

        As of December 31, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

	As of December 31, 2010		As of December 31, 2009
	Buildings and Improvements	In-Place Lease Intangibles	Buildings and Improvements	In-Place Lease Intangibles
Cost	$828.6	$17.9	$379.0	$5.9
Less: depreciation and amortization	(32.6)	(12.9)	(5.8)	(3.1)

Net	$796.0	$5.0	$373.2	$2.8

        In addition to multifamily resident units, certain of our wholly owned multifamily communities have retail areas, representing approximately 3% of total rentable area. Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of December 31, 2010 are as follows (in millions):

Future Minimum Lease Payments
2011	$0.7
2012	0.7
2013	0.7
2014	0.7
2015	0.7
Thereafter	8.1

Total	$11.6

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures

        The following presents our combined investments in unconsolidated real estate joint ventures as of December 31, 2010 and 2009. The ownership interest in the table below is the stated ownership in the operating agreement, which may be different than our interests for distribution and income allocation purposes. In addition to our contractual ownership interest, the table also presents our back-end interest, which represents our share of the final distribution, generally after all other capital account balances have been returned to the owners, usually only applicable upon the sale or refinancing of the property.

			Investment in Unconsolidated Real Estate Joint Ventures (in millions)
	Ownership Interest	Back-End Interest
Venture			2010		2009
Satori Venture (a)	50%	50.0%	$18.5		$5.8
St. Rose Venture	50%	60.0%	3.6		5.1
Alexan Prospect Venture	(b)	(b)		(b)	7.3
Russell Venture	(c)	(c)		(c)	2.0
Eldridge Venture	(d)	(d)		(d)		(c)
Columbia Venture	(e)	(e)		(e)		(d)

			$22.1		$20.2

(a)
In December 2010, the Satori Venture converted its $14.8 million note receivable, plus accrued interest of $1.4 million, for an additional equity ownership interest in the Satori Property Entity. No additional consideration was paid in connection with the acquisition of the additional equity ownership interest.

(b)
In December 2010, the Alexan Prospect Venture indirectly acquired the remaining ownership interest in the Alexan Prospect Property Entity for $39.3 million. Included as a part of the acquisition, the Alexan Prospect Venture partially modified the construction loan, contributing $21.2 million to reduce the principal balance to $47.0 million, obtaining a six-month extension option and resetting the LIBOR based interest rate. Effective with the transaction, the Alexan Prospect Property Entity became wholly owned by the Alexan Prospect Venture. The total funding by the Alexan Prospect Venture was approximately $24.5 million. As a part of the closing of the acquisition and the construction loan modification, the Alexan Prospect Venture converted its $14.8 million note receivable to equity. A gain of $3.7 million was recognized for the difference between the Alexan Prospect Venture's investment carrying value of $41.5 million and the fair value of $45.2 million at the acquisition date. The gain primarily related to recapture of accumulated depreciation and amortization and appreciation during development.

(c)
In August 2010, the Russell Venture indirectly acquired the remaining ownership interest in the Russell Property Entity for $0.4 million. Included as a part of the acquisition, the Russell Venture also extinguished the Russell Property Entity's construction loan with a final principal payment of $17.9 million. At the time of the payoff, the construction loan had a principal balance of $19.7 million. The total funding by the Russell Venture was approximately $18.3 million. Effective with the transaction, The Venue Property Entity became wholly owned by the Russell Venture. At the closing of the acquisition, the Russell Venture effectively eliminated its note receivable to the Venue Property Entity. Upon the acquisition of the controlling interest, the Russell Venture

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

  recognized a gain of $1.3 million for the difference between the Russell Venture's investment carrying value of $25.1 million and the fair value of $26.4 million at the acquisition date. The gain primarily related to the difference between the carrying value of the construction loan and its fair value, as measured by the final principal payment.

(d)
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

(e)
In November 2009, the Columbia Venture Property Entity was restructured, whereby the Columbia Venture converted its $20.0 million note receivable to an equity interest. In addition to the conversion, the Columbia Venture became the general partner in the Property Entity and contributed $17.6 million for a first priority equity interest carrying a 14% preferred return. The capital contribution was used by the Property Entity to pay down the construction loan and certain development costs. With the restructuring, the Columbia Venture consolidated the related Property Entity. Because of the recent development of the project, where the fair value approximated the carrying value, no gain or loss was recognized in the acquisition of the controlling interest.

        For each Property Entity, distributions are generally allocated first to return of capital and a preferred return, then to the developer owner for special distributions related to the development and last to the back-end interest.

        The summarized financial data shown below presents the combined accounts of each of the accounts of the Property Entities for the years ended December 31, 2010 and 2009 where there is a corresponding Venture equity investment (amounts in millions):

Balance Sheet Data	December 31, 2010	December 31, 2009
Land, buildings, and improvements, net	$152.6	$137.4
Construction in progress	—	104.3
Other assets	4.1	1.6

Total assets	$156.7	$243.3

Property Entity Level construction loans payable	$106.4	$147.5
Mortgage loans payable to Ventures (see footnote 6)	21.0	56.4
Accounts payable and other liabilities	5.2	14.2

Total liabilities	132.6	218.1
Ventures' equity	22.0	20.2
Noncontrolling interests	2.1	5.0

Total equity	24.1	25.2

Total liabilities and equity	$156.7	$243.3

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

	For the Years Ended December 31,
Income Statement Data	2010	2009	2008
Revenues
Rental revenues	$11.5	$1.2	$—
Expenses
Property operating expenses	5.3	2.0	0.3
Real estate taxes	1.2	—	—
Interest expense	7.3	1.2	0.1
Depreciation and amortization	7.4	1.1	0.1

	21.2	4.3	0.5

Net income (loss)	(9.7)	(3.1)	0.5
Net loss attributable to noncontrolling interests	1.6	0.5	—

Net income (loss) attributable to the Ventures	$(8.1)	$(2.6)	$0.5

        There are no material differences between our Ventures' equity interest in the combined Ventures and our total investments in unconsolidated real estate joint ventures as of December 31, 2010 and 2009.

        Certain of the Property Entities have construction loans payable secured by the underlying property, each made by an unaffiliated third party to the Property Entities. These loans payable are referred to as Property Entity level construction and mortgage loans. Other than guarantees issued by the project developers or their affiliates, the Property Entities are solely responsible for amounts under their construction loans, mortgage loans and mezzanine loans as well as other liability balances. The following presents the carrying amounts of Property Entity level construction loans payable at December 31, 2010 and 2009 (amounts in millions):

Property Entity Level Construction Loans Payable	2010		2009	Interest Rate (a)	Maturity Date
Satori Venture	$71.3		$69.4	Monthly LIBOR+140 bps	October 2011
Alexan Prospect Venture		(b)	42.2	(b)	(b)
Russell Venture		(c)	19.2	(c)	(c)
St. Rose Venture	35.1		16.7	Monthly LIBOR+275 bps	December 2012

Property Entity Level Construction Loans Payable	$106.4		$147.5

(a)
Monthly LIBOR at December 31, 2010 was 0.26%.

(b)
In connection with the Venture's acquisition of the remaining ownership interests from an unaffiliated third party in December 2010, the construction loan was paid down by $21.2 million. Effective with the closing of the acquisition, the Property Entity became wholly owned and the loan is now included in the combined venture financial statements. See footnote 7.

(c)
In connection with the Venture's acquisition of the remaining ownership interests from an unaffiliated third party in August 2010, the construction loan with a principal balance of $19.7 million was paid off in full with a final payment of $17.9 million.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

5. Investment in Unconsolidated Real Estate Joint Ventures (Continued)

        Each of the Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred. The aggregate total commitment, if fully funded, is approximately $112.5 million. Each construction loan has provisions allowing for extensions, generally two, one-year options if certain operation performance levels have been achieved as of the maturity date. An extension fee, generally 0.25% of the total loan balance, is required for each extension.

        As of December 31, 2010, only our investment in the St. Rose Property Entity is a VIE, where we are not the primary beneficiary. Our involvement in this Property Entity is as a limited partner and a lender of a mortgage note receivable. (See footnote 6 for a description of each mortgage note receivable). As of December 31, 2010, the comparison of the carrying amounts of our assets and liabilities, if any, to our maximum exposure to loss as a result of our involvement with this Property Entity is presented below (amounts in millions):

	Carrying Amounts
Investment in VIE	Investments in Unconsolidated Real Estate Joint Venture	Mortgage Notes Receivable	Total	Maximum Exposure to Loss
St. Rose Venture	$3.6	$20.7	$24.3	$24.3

        As a limited partner in the Property Entity, we are not obligated to make any additional investments and our maximum exposure to loss is limited to our current investment in the Property Entity. As a lender, we have fully funded our lending commitment and are not obligated to make any additional advances to the Property Entity. We have not provided any guarantees, liquidity arrangements or contractual obligations to purchase any assets of or related to the Property Entity other than options to acquire assets at fair value as described in footnote 10. Accordingly, we have determined the maximum loss exposure based on our carrying value of investments in unconsolidated real estate joint ventures and mortgage receivables as December 31, 2010.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

6. Mortgage Notes Receivable, net

        The mortgage notes receivable include amounts between us and the underlying Property Entities in which we have equity interests and notes receivable between us and Property Entities in various stages of development where we do not have an equity investment. All note advances have reached their required maximum funding amounts. The mortgage notes receivable are collateralized by individual second liens in the related Property Entity properties or equity interests. Below are our combined notes receivable as of December 31, 2010 and 2009 (amounts in millions):

	Amount Advanced
				Fixed Interest Rate
Venture Holding Mortgage Notes Receivable	2010		2009			Maturity Date
St. Rose Venture(a)	$21.0		$21.0	13.0%		December 2013
Satori Venture	(b	)	14.8	(b	)	(b)
Alexan Prospect Venture	(b	)	14.8	(b	)	(b)
Russell Venture	(b	)	5.8	(b	)	(b)

Mortgage Notes Receivable to Ventures and payable by unconsolidated Project Entities (see footnote 5)	21.0		56.4

Other Mortgage Notes Receivable from Property Entities
Lovers Lane Venture(c)	7.5		7.5	10.0%		April 2012
Cameron Venture(d)	19.3		19.3	13.0%		December 2012

Other Mortgage Notes Receivable from Property Entities	26.8		26.8

Total Mortgage Notes Receivable	47.8		83.2
Less: Deferred Financing Fees, net	(0.5)		(1.4)

Mortgage Notes Receivable, net	$47.3		$81.8

(a)
Interest is payable on a monthly basis from a budgeted interest reserve and from available net operational cash flows. At maturity, principal and unpaid interest is due. No prepayment of the mortgage note may be made until the interest reserve is depleted.

(b)
During 2010, the notes were converted to an additional equity interest or controlling interest in the Property Entity.

(c)
Interest on the note receivable is not paid until maturity. During 2010, the Lovers Lane Venture has cancelled its option to acquire an equity interest in the Property Entity.

(d)
The Cameron option period commenced 90 days after the construction was completed; however, as of December 31, 2010, the Cameron mortgage note receivable is in technical, non-monetary default. See footnote 10.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

6. Mortgage Notes Receivable, net (Continued)

        Generally, each mortgage note is secured by (1) a lien pursuant to a deed of trust on project that is subordinate to the lien granted to the senior lender and/or (2) a pledge by the borrower of all the ownership interests in the Property Entity. The Lovers Lane and St. Rose Mortgage notes receivables are also supported by a guarantee from affiliates of the commercial developers. The guarantee includes, if applicable, (1) construction and completion of the project if, for any reason, the Property Entity abandons the project or fails to complete the project on the agreed schedule and (2) the payment of certain costs that exceed the approved construction budget. The guarantee also includes full and prompt payment of the mortgage borrower's obligations in connection with the mortgage note in the event that the mortgage borrower files a voluntary bankruptcy or insolvency proceeding prior to project completion. The Lovers Lane mortgage notes receivable also provides for a full repayment guarantee.

        The St. Rose and Cameron mortgage notes receivable provide options for us to acquire a certain percentage ownership interest in the Property Entities, or to convert the mortgage notes receivable into equity interests in the Property Entities. Options are generally exercisable during defined periods after project completion. No options are currently exercisable.

        The mortgage notes receivable related to the Cameron Venture may obligate us to purchase all or a portion of the interests in the related to Property Entity. See footnote 10. As noted in footnote (c) above, during 2010, the Lovers Lane Venture cancelled its option to acquire an equity interest in the Property Entity.

7. Construction and Mortgage Loans Payable

        Certain of our Ventures are solely responsible for their respective mortgage loans payable, which are secured by the respective wholly owned underlying multifamily communities. These mortgage loans payable, which include permanent mortgage financings and construction loans, are referred to as Venture Level Mortgage or Construction Loans. Other construction and mortgage loans payable are the responsibility of the respective Property Entity, which are secured by its multifamily community. These loans payables are referred to as Property Entity construction and mortgage loans. The following

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

7. Construction and Mortgage Loans Payable (Continued)

presents the carrying amount of the combined construction and mortgage loans payable as of December 31, 2010 and 2009 (amounts in millions):

Venture Level Mortgage Loans	2010	2009			Interest Rate (a)	Maturity Date
Alexan Prospect Venture	$47.0	$	(b	)	Monthly LIBOR + 250 bps	June 2011
Braeswood Venture(c)	15.7		24.0		3.79% - Fixed	November 2017
Burroughs Mill Venture	26.0		26.0		5.29% - Fixed	October 2016
Cherry Creek Venture	28.6		—		4.23% - Fixed	March 2015
Calypso Venture	24.0		—		4.21% - Fixed	March 2015
Belmar Venture	22.8		—		4.11% - Fixed	June 2015
Fitzhugh Venture	28.0		—		4.35% - Fixed	August 2017
Eldridge Venture	20.8		—		4.46% - Fixed	September 2017
Briar Forest Venture	21.0		—		4.46% - Fixed	September 2017
Tupelo Venture	19.3		—		3.58% - Fixed	October 2017
Redwood Venture	25.5		—		3.90% - Fixed	October 2020
Waterford Place Venture	58.9		60.1		4.83% - Fixed	May 2013

Total Venture Level Mortgage Loans	337.6		110.1

Property Entity Level Construction and Mortgage Loans
Johns Creek Venture	23.0		23.0		6.46% - Fixed	March 2013
Columbia Venture	52.7		52.7		Monthly LIBOR + 300 bps	November 2013
Baileys Venture	71.1		61.1		Monthly LIBOR + 275 bps	November 2011

Total Property Entity Level Construction and Mortgage Loans	146.8		136.8

Total Venture and Property Entity Level Loans Payable	484.4		246.9
Market debt adjustments, primarily loan premiums, net	0.1		0.4

Total Construction and Mortgage Loans	$484.5		$247.3

(a)
Monthly LIBOR at December 31, 2010 was 0.26%.

(b)
In connection with the Venture's acquisition of the remaining ownership interests from an unaffiliated third party in December 2010, the construction loan was paid down by $21.2 million. Effective with the closing of the acquisition, the Property Entity became wholly owned and the loan is now included in the combined venture financial statements. See footnote 5.

(c)
In September 2010, the Braeswood Venture prepaid the outstanding loan balance of $24.0 million without penalty. The prior mortgage had an interest rate of 6.17% and a maturity date of September 2011. In October 2010, the Braeswood Venture closed on a new $15.7 million mortgage, with a fixed interest rate of 3.79% and a maturity date of November 2017.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

7. Construction and Mortgage Loans Payable (Continued)

        As of December 31, 2010, $814.1 million of the combined net carrying value of land, buildings and improvements and construction in progress collateralized the combined construction and mortgage loans payable.

        The following presents principal payments for the following five years and thereafter as of December 31, 2010 (amounts in millions):

Year	Amount
2011	$119.4
2012	1.7
2013	132.6
2014	1.5
2015	77.1
Thereafter	152.1

Total	$484.4

8. Noncontrolling Interests

  Non-redeemable, noncontrolling interests

        The limited liability company agreements of the BH REITs have authorized 125 units of Preferred Units. For 17 of our BH REITs, as of December 31, 2010, we sold Preferred Units ranging from 121 to 124 units per REIT. For the years ended December 31, 2010, 2009 and 2008, we raised aggregate gross offering proceeds for all Ventures totaling approximately $0.4 million, $0.1 million and $0.5 million, respectively. For the years ended December 31, 2010, 2009 and 2008, offering costs associated with the Preferred Units issuance were approximately $0.3 million, $0.1 million, and $0.3 million, respectively, and have been recorded as an offset to the noncontrolling interest balance. As of December 31, 2010 and 2009, the carrying amounts of the Preferred Units noncontrolling interests were approximately $0.4 million and $0.2 million, respectively.

        In January 2011, we sold additional Preferred Units related to six additional BH REITs, 125 units per BH REIT, for aggregate gross offering proceeds totaling approximately $0.4 million. Offering costs associated with these Preferred Units issuance were approximately $0.2 million.

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

        As of December 31, 2010 and 2009, we have three Property Entities, Baileys, Columbia and Johns Creek, with non-redeemable noncontrolling interests. As of December 31, 2010 and 2009, the carrying amounts of these noncontrolling interests were approximately $3.3 million and $4.2 million, respectively.

  Redeemable, noncontrolling interest

        As of December 31, 2010 and 2009 we have one Property Entity, Baileys, that contains conversion rights at the option of the third-party, redeemable at fair value for a one-year period commencing November 2011. As of December 31, 2010 and 2009, the carrying amounts of this noncontrolling interest were approximately $7.8 million and $10.4 million, respectively.

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

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

        In the ordinary course of our business, MF REIT and its affiliates may advance money on our behalf to pay certain operating expenses, escrows or other costs. As of December 31, 2010 and 2009, we have less than $0.1 million in total reimbursement costs payable to Multifamily LP and its affiliates for each year.

10. Commitments and Contingencies

        In December 2009, Fairfield Residential LLC, a real estate operating company, ("Fairfield Residential") and certain of its affiliates filed for voluntary bankruptcy. Certain other affiliates of Fairfield Residential that serve as the general partner for The Cameron and current limited partners of Bailey's Crossing and 55 Hundred were not part of the bankruptcy filing (the "Fairfield Projects"). The Bailey's Crossing, 55 Hundred and The Cameron Property Entities were also not a part of the bankruptcy filing. The 2009 Bailey's Crossing and 55 Hundred Property Entity restructurings and recapitalizations were completed prior to Fairfield Residential's bankruptcy and were not affected by the bankruptcy filing. With regard to The Cameron Property Entity, the Cameron Venture is only as a lender with a $20.0 million note receivable investment, including accrued interest less deferred fees.

        Because Fairfield Residential has guaranteed repayment of The Cameron senior construction loan, as well as completion of the project for the senior construction loan, Fairfield Residential's bankruptcy gave rise to an event of default under The Cameron senior construction loan agreement. As a result, The Cameron senior construction lender and in turn the Cameron Venture gave default notices to The Cameron Property Entity in 2009. During 2010 Fairfield Residential emerged from bankruptcy and the Cameron guarantee to the Cameron Venture was assigned to a class of unsecured creditors.

        Subsequent to Fairfield Residential's restructuring in October 2010, The Cameron senior lender gave notice that the interest rate would be reset to the default rate, retroactive to December 2009. In turn, we gave notice that the interest rate would be reset to the default rate, retroactive to December 2009. The default rate of the Cameron Venture note receivable is 13% compared to the regular rate of 9.5%. As of March 25, 2011, The Cameron Property Entity has not paid either the senior lender or the Cameron Venture default interest. Through March 25, 2011, The Cameron Venture has not made any claims to the bankruptcy restructure entity, although it has preserved its rights to do so.

        The Cameron Venture is currently in discussions with the senior lender and the owners of The Cameron Property Entity to restructure The Cameron Property Entity or cure the senior construction loan default and the Cameron Venture note receivable default. If The Cameron Property Entity does not cure the default, we expect to have an opportunity to (1) cure the default, (2) purchase the senior construction loan, (3) foreclose on the property, (4) acquire a 100% or partial ownership interest in The Cameron Property Entity, or (5) otherwise negotiate a solution acceptable to the senior

Behringer Harvard Combined Ventures

Notes to Combined Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

construction lender. However, there is no assurance that we would be able to restructure the senior construction loan including associated guarantees on terms that are acceptable to The Cameron Property Entity owners and The Cameron Venture. Such restructuring could include a pay down of the senior construction loan by The Cameron Property Entity and/or the Cameron Venture, which could result in a capital contribution by us to the Cameron Venture. In addition, the senior construction lender's exercise of default remedies or the results of any restructuring negotiations may change our analysis of the accounting for the investment, which could result in the Cameron Venture accounting for the investment as joint venture, or if the Cameron Venture is viewed as the primary beneficiary, to consolidate the investment. However, we believe we have sufficient collateral, contractual remedies and other creditor rights for the Cameron Venture to recover the carrying value of its note receivable from The Cameron Property Entity.

        As of December 31, 2010, management's assessment related to the Cameron Venture is that the loan investment is still properly accounted for as a loan. The continuation of this accounting treatment is dependent on the resolution of the issues described above, and there can be no assurance as new facts and circumstances arise that different accounting would not be required. A change in accounting could affect our recognition of earnings in future periods. As of December 31, 2010, no impairment charges related to our investments with respect to the Cameron Venture or its note receivable investment have been recorded.

        We may become obligated to purchase all or a portion of the interest under contingent sell options held by an investor in The Cameron Property Entity. The option is generally exercisable after completion of the development and for a period of three years thereafter. The option price is set by agreement and is either based on the investor's share of the fair value of the project at the exercise date or the cost of the project as defined in the respective agreement. The estimated amount of the purchase options is $10.3 million. The amount of cash required to fund the option purchase may be substantially less than the option price due to the Cameron Venture note receivable investment, assumption of existing Property Entity financing and new financing sources. As of December 31, 2010, no purchase options are exercisable.

        Each of our equity investments that include third-party developers also includes buy/sell provisions. Under these provisions and during specific periods, an owner could make an offer to purchase the interest of the other owner and the other owner would have the option to accept the offer or purchase the offering owner's interest at that price. As of December 31, 2010, no such offers are outstanding.

11. Subsequent Events

  Investments in Unconsolidated Joint Ventures

        On March 14, 2011, the Cyan Venture completed a $33.0 million financing at a fixed rate of 4.25% with a term of five years. We anticipate that substantially all of the $33.0 million of proceeds, net of closing costs, will be distributed to the owners.

        Subsequent to the year ended December 31, 2010, the Waterford Place Venture entered into a purchase and sale agreement for a sales price of $110 million for the Waterford Place multifamily community. The Waterford Place Venture has received an earnest money deposit of $2.0 million. As of December 31, 2010, the net carrying value of the multifamily community is approximately $74.2 million and is subject to mortgage financing of $59.0 million. The consummation of the sale is subject to various conditions, and there is no assurance that the sale will be consummated.

*****

Behringer Harvard Multifamily REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Year ended December 31, 2010	$54	$487	$		$389	$152
Year ended December 31, 2009	$—	$169		$—	$115	$54
Year ended December 31, 2008	$—	$—		$—	$—	$—

Behringer Harvard Multifamily REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(in thousands)

		Initial Cost
Property Name	Location	Land	Buildings and Improvements	Gross Amount Carried at Close of Period	Accumulated Depreciation(a)	Year of Completion/ Acquisition	Encumbrances(b)
The Gallery at NoHo Commons	Los Angeles, CA	$28,700	$78,309	$107,445	$4,586	2008/2009	$51,300
Mariposa Loft Apartments	Atlanta, GA	5,800	22,452	28,626	1,498	2005/2009	15,820
Grand Reserve Orange	Orange, CT	4,600	20,602	25,384	1,085	2005/2009	6,150
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	38,100	1,334	2003/2010	26,240
The Lofts at Park Crest	McLean, VA	—	49,737	49,655	1,660	2008/2010	12,031
Burnham Pointe	Chicago, IL	10,400	75,960	86,690	1,617	2008/2010	21,004
Uptown Post Oak	Houston, TX	23,340	40,010	63,547	798	2008/2010	15,397
Acappella	San Bruno, CA	8,000	46,973	55,037	842	2010/2010	—
The Reserve at La Vista Walk	Atlanta, GA	4,530	34,159	38,871	373	2008/2010	9,418
Allegro	Addison, TX	3,000	40,658	43,671	148	2010/2010	—

		$96,470	$438,372	$537,026	$13,941		$157,360

(a)
Each of our properties has a depreciable life of 25 years.

(b)
Encumbrances include mortgage loans and our credit facility which had an outstanding balance of $64.0 million as of December 31, 2010. The credit facility is collateralized by the following properties: Burnham Pointe, The Reserve at La Vista Walk, Grand Reserve Orange, The Lofts at Park Crest, and Uptown Post Oak. The credit facility balance was allocated to each property based upon its relative gross amount carried at December 31, 2010.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Real Estate:
Balance at beginning of year	$160,463	$—	$—
Additions	376,563	160,463	—
Deductions	—	—	—

Balance at end of the year	$537,026	$160,463	$—

Accumulated Depreciation:
Balance at beginning of year	$1,484	$—	$—
Depreciation expense	12,457	1,484	—
Deductions	—	—	—

Balance at end of the year	$13,941	$1,484	$—

Behringer Harvard Multifamily REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2010

(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine note	10.0%	April 2012	Accrued interest payable at maturity	N/A	2,183	2,633	—
					$2,183	$2,633	$—

        We did not have any material mortgage notes outstanding prior to 2009.

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1
Form of Subscription Agreement (included as Exhibit A to prospectus), incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 9 to its Registration Statement on Form S-11 filed on January 26, 2011, Commission File No. 333-148414
4.2
Amended and Restated Distribution Reinvestment Plan (included as Exhibit B to prospectus), incorporated by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 9 to its Registration Statement on Form S-11 filed on January 26, 2011, Commission File No. 333-148414
4.3
Amended and Restated Automatic Purchase Plan (included as Exhibit C to prospectus), incorporated by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 9 to its Registration Statement on Form S-11 filed on January 26, 2011, Commission File No. 333-148414
4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q filed on November 13, 2009, Commission File No. 333-148414
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
10.1
Fourth Amended and Restated Advisory Management Agreement, dated June 14, 2010, incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414
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
10.34
Third Implementation Agreement to Owner Participation Agreement by and between The Community Redevelopment Agency of the City of Los Angeles and SL No Ho, LLC dated October 1, 2004, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q filed on November 13, 2009
10.35
Agreement Containing Covenants Affecting Real Property by and between The Community Redevelopment Agency of the City of Los Angeles and SF No Ho, LLC dated December 19, 2003, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q filed on November 13, 2009
10.36
Subarea "A" Partial Assignment of Owner Participation Agreement and Consent to Assignment by and among SF No Ho, LLC, Behringer Harvard NOHO, LLC and The Community Redevelopment Agency of the City of Los Angeles dated September 17, 2009, incorporated by reference to Exhibit 10.36 to the Company's Form 10-Q filed on November 13, 2009
10.37
Agreement of Sale and Purchase and Joint Escrow Instructions by and between Acacia on Santa Rosa Creek, LLC, as seller, and Behringer Harvard Multifamily OP I LP, as buyer, dated October 12, 2009, incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed on November 13, 2009
10.38
Limited Liability Company Agreement of Behringer Harvard Baileys Venture, LLC by and between Behringer Harvard Baileys, LLC and Behringer Harvard Master Partnership I LP dated June 26, 2007, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148414
10.39
Amended and Restated Limited Partnership Agreement of Behringer Harvard Baileys Investors, L.P. by and among Behringer Harvard Baileys GP, LLC, as general partner, and the limited partners named therein, dated December 1, 2009, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on December 8, 2009, Commission File No. 333-148414
10.40
Purchase and Sale Agreement by and between Park Crest Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated January 28, 2010, incorporated by reference to Exhibit 10.40 of the Company's Form 10-K filed on March 31, 2010
10.41
First Amendment to Purchase and Sale Agreement by and between Park Crest Building 5 Associates, LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated February 26, 2010, incorporated by reference to Exhibit 10.41 of the Company's Form 10-K filed on March 31, 2010
10.42
Assignment of Agreement of Sale by and between Behringer Harvard Multifamily OP I LP as assignor and Behringer Harvard Park Crest, LLC as assignee effective March 8, 2010, incorporated by reference to Exhibit 10.42 of the Company's Form 10-K filed on March 31, 2010
10.43
Credit Agreement by and among Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010, incorporated by reference to Exhibit 10.43 of the Company's Form 10-K filed on March 31, 2010

Exhibit Number	Description
10.44	Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 of the Company's Form 10-K filed on March 31, 2010
10.45
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010, incorporated by reference to Exhibit 10.45 of the Company's Form 10-K filed on March 31, 2010
10.46
Contract for Purchase and Sale by and between Fitzhugh Apartments Limited Partnership as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 19, 2010, incorporated by reference to Exhibit 10.46 to the Company's Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414
10.47
Contract for Purchase and Sale by and between Mississippi Ave Apartments LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated May 19, 2010, incorporated by reference to Exhibit 10.47 to the Company's Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414
10.48
Real Estate Sale Agreement by and between Stark Burnham Pointe LLC as seller and Behringer Harvard Multifamily OP I LP as buyer dated June 18, 2010, incorporated by reference to Exhibit 10.48 to the Company's Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 filed on July 19, 2010, Commission File No. 333-148414
10.49
Membership Interests Purchase Agreement between Lakeshore Aqua Rental LLC and Magellan Aqua LLC as seller and Behringer Harvard Multifamily OP I LP as purchaser dated as of September 3, 2010, incorporated by reference to Exhibit 10.49 to the Company's Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414
10.50
First Amendment to Membership Interests Purchase Agreement between Lakeshore Aqua Rental LLC and Magellan Aqua LLC as seller and Behringer Harvard Multifamily OP I LP as purchaser dated as of September 22, 2010, incorporated by reference to Exhibit 10.50 to the Company's Post-Effective Amendment No. 8 to its Registration Statement on Form S-11 filed on October 27, 2010, Commission File No. 333-148414
10.51
Letter Agreement, dated November 11, 2010, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on November 15, 2010
10.52*	Letter Agreement, dated March 22, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
10.53
Form of Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Selected Investment Advisor Agreement, incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11/A filed on August 26, 2008, Commission File No. 333-148414
21.1
Subsidiaries of the Company, incorporated by reference to Exhibit 21.2 to the Company's Post-Effective Amendment No. 9 to its Registration Statement on Form S-11 filed on January 26, 2011, Commission File No. 333-148414
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

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