Form 10-Q
period 2011-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2011-05-13
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the Registrant had 119,158,636 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended March 31, 2011

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Real estate:
Land	$96,470	$96,470
Buildings and improvements	441,368	440,556
	537,838	537,026
Less accumulated depreciation	(18,655)	(13,941)
Net operating real estate	519,183	523,085
Construction in progress, including land	988	905
Total real estate, net	520,171	523,990

Investments in unconsolidated real estate joint ventures	320,769	349,411
Cash and cash equivalents	157,370	52,606
Deferred financing costs, net	3,537	3,699
Receivables from affiliates	304	286
Intangibles, net	18,874	19,992
Other assets, net	13,847	8,817
Total assets	$1,034,872	$958,801

Liabilities and stockholders’ equity

Liabilities
Mortgage loans payable	$93,206	$93,360
Credit facility payable	63,000	64,000
Payables to affiliates	2,914	2,863
Distributions payable	5,674	5,179
Deferred lease revenues and other related liabilities, net	15,562	15,909
Tenant security deposits	946	940
Accounts payable and other liabilities	6,179	5,781
Total liabilities	187,481	188,032

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 113,665,643 and 102,859,791 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	12	10
Additional paid-in capital	994,799	896,500
Cumulative distributions and net loss	(147,420)	(125,741)
Total stockholders’ equity	847,391	770,769
Total liabilities and stockholders’ equity	$1,034,872	$958,801

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Rental revenues	$12,413	$5,146

Expenses
Property operating expenses	3,816	1,396
Real estate taxes	1,916	588
Asset management and other fees	1,468	1,278
General and administrative expenses	1,037	1,016
Acquisition expenses	—	2,776
Interest expense	1,842	642
Depreciation and amortization	6,264	3,588
Total expenses	16,343	11,284

Interest income	288	326
Equity in loss of investments in unconsolidated real estate joint ventures	(2,115)	(3,207)
Net loss	$(5,757)	$(9,019)

Weighted average number of common shares outstanding	107,486	64,222

Basic and diluted loss per share	$(0.05)	$(0.14)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2010	1	$—	57,098	$5	$486,880	$(35,868)	$451,017

Net loss	—	—	—	—	—	(34,570)	(34,570)
Sales of common stock, net	—	—	44,626	5	397,406	—	397,411
Redemptions of common stock	—	—	(1,837)	—	(16,029)	—	(16,029)
Distributions declared on common stock	—	—	—	—	—	(55,303)	(55,303)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,973	—	28,243	—	28,243
Balance at December 31, 2010	1	—	102,860	10	896,500	(125,741)	770,769

Net loss	—	—	—	—	—	(5,757)	(5,757)
Sales of common stock, net	—	—	10,536	2	95,350	—	95,352
Redemptions of common stock	—	—	(601)	—	(5,329)	—	(5,329)
Distributions declared on common stock	—	—	—	—	—	(15,922)	(15,922)
Stock issued pursuant to distribution reinvestment plan, net	—	—	871	—	8,278	—	8,278
Balance at March 31, 2011	1	$—	113,666	$12	$994,799	$(147,420)	$847,391

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,757)	$(9,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of investments in unconsolidated real estate joint ventures	2,115	3,207
Distributions received from investments in unconsolidated real estate joint ventures	3,632	1,537
Depreciation and amortization	4,870	1,806
Amortization of intangibles	1,106	1,587
Amortization of deferred financing costs	287	197
Amortization of deferred lease revenues and other related liabilities	(346)	(344)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	554	891
Other assets	191	(331)
Payables to affiliates	—	(4)
Cash provided by (used in) operating activities	6,652	(473)

Cash flows from investing activities
Acquisition of and additions to real estate	(1,052)	(80,482)
Investments in unconsolidated real estate joint ventures	(1,126)	(30,885)
Return of investments in unconsolidated real estate joint ventures	23,743	29,445
Advances to/from unconsolidated real estate joint ventures	(18)	(3,521)
Escrow deposits	(5,121)	1,032
Other, net	(84)	27
Cash provided by (used in) investing activities	16,342	(84,384)

Cash flows from financing activities
Proceeds from sales of common stock	105,168	139,453
Mortgage proceeds	—	15,922
Mortgage principal payments	(154)	(102)
Credit facility proceeds	100,000	10,000
Credit facility payments	(101,000)	—
Finance costs paid	(3)	(2,898)
Offering costs paid	(9,764)	(15,407)
Distributions on common stock paid in cash	(7,148)	(4,970)
Redemptions of common stock	(5,329)	(11)
Cash provided by financing activities	81,770	141,987

Net change in cash and cash equivalents	104,764	57,130
Cash and cash equivalents at beginning of period	52,606	77,540
Cash and cash equivalents at end of period	$157,370	$134,670

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2011, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style properties, and age-restricted properties, typically requiring residents to be age 55 or older.  We may also invest in other types of multifamily communities, such as student housing.  Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, in lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007 and, as of March 31, 2011, we have made wholly owned or joint venture investments in 33 multifamily communities, of which 30 are stabilized operating properties and three are in various stages of lease up.  We have made and intend to continue making investments both on our own, through wholly owned investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC (“Behringer Harvard Multifamily Advisors I” or the “Advisor”), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”), owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner’s interest by our wholly owned subsidiary, BHMF Business Trust, a Maryland business trust.

Offerings of our Common Stock

On November 22, 2006, we commenced a private offering pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), to sell a maximum of approximately $400 million of common stock to accredited investors (the “Private Offering”).  We terminated the Private Offering on December 28, 2007.  We sold a total of approximately 14.2 million shares of common stock and raised a total of approximately $127.3 million in gross offering proceeds in the Private Offering. Net proceeds after selling commissions, dealer manager fees, and other offering costs were approximately $114.3 million.

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of March 31, 2011, we have sold a total of approximately 102.2 million shares of common stock and raised a total of approximately $1.02 billion in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $904.2 million.

Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering generally on the earlier of the sale of all 200 million primary shares being offered or July 31, 2011.

Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our Initial Public Offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on then-prevailing market conditions.

Reclassification

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 to be consistent with the 2011 presentation.  Specifically, for the three months ended March 31, 2010, the $102,000 decrease in accounts receivable and $55,000 decrease in accrued interest on note receivable were combined and included in other assets.  Additionally, the individual components of net proceeds from financings of $15.2 million for mortgage loans payable and $7.7 million for credit facility payable for the three months ended March 31, 2010 were reclassified into the following captions:  mortgage proceeds, mortgage principal payments, credit facility proceeds, credit facility payments and financing costs paid.  We believe these changes in presentation simplify the cash flow by combining immaterial line items and providing additional detail regarding our financing activities.

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2011 and consolidated statements of operations and cash flows for the periods ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended March 31, 2011 and 2010. Such adjustments are of a normal recurring nature.

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

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases and tenant relationships are determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease up periods for the respective units considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to March 31, 2011.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months  ended March 31, 2011 or 2010.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Notes Receivable

We and our Co-Investment Ventures report notes receivable at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans.  Included within other assets are notes receivable of $4.2 million as of March 31, 2011 and December 31, 2010.

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

Organization and Offering Costs

Our Advisor is obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs, and we are required to make reimbursements in accordance with the Advisory Management Agreement, as amended.  Organization expenses are expensed as incurred.  Offering costs are recognized based on estimated amounts probable of reimbursement and are offset against additional paid-in capital.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2011 and December 31, 2010.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2011 and December 31, 2010, we have no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of March 31, 2011, no options have been issued.  For the three months ended March 31, 2011 and 2010, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of March 31, 2011 and December 31, 2010, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates and rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of March 31, 2011, we believe the carrying values of cash and cash equivalents, receivables and payables from affiliates and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of March 31, 2011, we estimate the fair value of our mortgage loans payable at $95.0 million compared to its carrying value of $93.2 million.  As of December 31, 2010, we estimate the fair value of our mortgage loans payable at $94.7 million compared to its carrying value of $93.4 million.  As of March 31, 2011 and December 31, 2010, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

4.             New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

5.             Real Estate Investments

We make real estate investments through entities wholly owned by us or through unconsolidated real estate joint ventures.  As of March 31, 2011 and December 31, 2010, we had ten wholly owned real estate investments and 23 investments in unconsolidated real estate joint ventures. All of our investments in unconsolidated real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

The following presents our wholly owned real estate investments and our investments in unconsolidated real estate joint ventures as of March 31, 2011 and December 31, 2010.  The investments are categorized as of March 31, 2011 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on the type of underlying investment.  The definitions of each stage are as follows:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting period.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2010.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.  As of March 31, 2011, there were no communities classified as developments.

			Total Net Operating Real Estate (in millions)
Investments in Real Estate	Location	Units	As of March 31, 2011	As of December 31, 2010
Stabilized / Comparable:
The Gallery at NoHo Commons	Los Angeles, CA	438	$102.0	$102.9
Grand Reserve Orange	Orange, CT	168	24.1	24.3
Mariposa Loft Apartments	Atlanta, GA	253	26.8	27.1

Stabilized / Non-comparable:
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	36.4	36.8
Allegro	Addison, TX	272	43.3	43.5
Burnham Pointe	Chicago, IL	298	84.7	85.1
The Lofts at Park Crest	McLean, VA	131	47.5	48.0
The Reserve at La Vista Walk	Atlanta, GA	283	38.3	38.5
Uptown Post Oak	Houston, TX	392	62.3	62.7

Lease ups:
Acappella	San Bruno, CA	163	53.8	54.2
		2,675	$519.2	$523.1

			Our Investment in Unconsolidated Real Estate Joint Ventures (in millions)
Investments in Unconsolidated Real Estate Joint Ventures (a)	Location	Units	As of March 31, 2011	As of December 31, 2010
Equity Investments
Stabilized / Comparable:
Burrough’s Mill (b)	Cherry Hill, NJ	308	$6.9	$7.1
Calypso Apartments and Lofts (b)	Irvine, CA	177	13.2	13.6
Halstead (b)	Houston, TX	301	6.2	6.5
The Reserve at Johns Creek Walk (c) (d)	Johns Creek, GA	210	3.3	3.4
Waterford Place (b)	Dublin, CA	390	9.5	9.8

Stabilized / Non-comparable:
4550 Cherry Creek (b)	Denver, CO	288	12.7	12.5
55 Hundred (c) (d)	Arlington, VA	234	20.9	21.6
7166 at Belmar (b)	Lakewood, CO	308	12.0	12.4
Briar Forest Lofts (b)	Houston, TX	352	8.9	9.1
The Cameron (d) (e)	Silver Spring, MD	325	11.5	11.2
Cyan/PDX (b)	Portland, OR	352	21.7	45.4
The District Universal Boulevard (b)	Orlando, FL	425	33.0	33.4
Eclipse (b)	Houston, TX	330	6.4	6.8
Fitzhugh Urban Flats (b)	Dallas, TX	452	11.1	11.1
Forty55 Lofts (b)	Marina del Rey, CA	140	12.6	12.7
Grand Reserve (e)	Dallas, TX	149	5.6	5.5
Satori (c) (d)	Fort Lauderdale, FL	279	10.6	11.0
Skye 2905 (b)	Denver, CO	400	27.1	27.8
Tupelo Alley (b)	Portland, OR	188	10.5	10.7
The Venue (b)	Clark County, NV	168	14.2	14.4
Veritas (d) (f)	Henderson, NV	430	14.1	14.2

Lease ups:
Bailey’s Crossing (c) (d)	Alexandria, VA	414	29.1	29.3
San Sebastian (b)	Laguna Woods, CA	134	19.7	19.9
		6,754	$320.8	$349.4
Total units — wholly owned and unconsolidated JVs		9,429

(a)   Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%).  Each of our investments in unconsolidated real estate joint ventures may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(b)   Equity investment wholly owned by a BHMP CO-JV.

(c)   Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(d)   Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(e)   Loan investment by a BHMP CO-JV.

(f)    Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by a BHMP CO-JV.

Investments in real estate

In the three months ended March 31, 2010, we acquired in separate transactions two wholly owned multifamily communities, Acacia on Santa Rosa Creek and The Lofts at Park Crest, totaling 408 units for an aggregate purchase price of approximately $106.8 million, including assumption of a mortgage loan payable of $26.7 million.  We had no acquisitions during the three months ended March 31, 2011.

The following tables present certain additional information regarding our 2010 acquisitions.  Certain of the tables provide information for our material first quarter 2010 acquisition, The Lofts at Park Crest.

The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date individually presented for material acquisitions and summarized for the other 2010 non-material acquisition are as follows (in millions):

	The Lofts at Park Crest	Other Non- Material Acquisitions	Total 2010 Acquisitions
Land	$—	$8.1	$8.1
Buildings and improvements	49.7	29.5	79.2
Intangible assets:
In place lease	2.7	1.0	3.7
Contractual rights (a)	16.2	—	16.2
Total intangible assets	18.9	1.0	19.9
Mortgage loan payable	—	(26.8)	(26.8)
Deferred lease revenues and other liabilities (b)	(0.4)	—	(0.4)
Total	$68.2	$11.8	$80.0

(a)   Contractual rights include land and parking garage rights.

(b)   The deferred lease revenues and other liabilities relate to contingent consideration payable of $0.4 million.

The amounts recognized for revenues and net losses from the acquisition dates to March 31, 2010 related to the operations of The Lofts at Park Crest and summarized for the other 2010 non-material acquisitions are as follows (in millions):

	The Lofts at Park Crest	Other Non- Material Acquisitions	Total 2010 Acquisitions
Revenues	$0.3	$1.0	$1.3
Acquisition expenses	1.8	1.0	2.8
Depreciation and amortization	0.2	0.8	1.0
Net loss	(0.4)	(0.6)	(1.0)

The following unaudited consolidated pro forma information is presented as if we acquired each of the properties on January 1, 2010.  This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $2.8 million for the three months ended March 31, 2010.  Expenses, including depreciation and amortization, do not include amounts for periods prior to the completed construction of the property.  As these 2010 acquisitions are already included in  consolidated operating results for the three months ended March 31, 2011, no proforma table for 2011 is presented, as proforma results mirror actual results.  This information is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in millions, except per share):

Pro Forma
For the Three Months Ended March 31, 2010
Revenue	$6.2
Depreciation and amortization	$4.1
Net loss	$(6.7)
Net loss per share	$(0.10)

Depreciation expense associated with all of our wholly owned buildings and improvements for the three months ended March 31, 2011 and 2010 was approximately $4.7 million and $1.8 million, respectively.

Cost of intangibles related to our wholly owned investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail leases.  Amortization expense associated with our lease intangibles for the three months ended March 31, 2011 and 2010 was approximately $1.1 and $1.6 million, respectively.  Included in other contractual intangibles as of March 31, 2011 and December 31, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.  Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

April — December 2011	$1.0
2012	$0.4
2013	$0.4
2014	$0.4
2015	$0.4

As of March 31, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

	As of March 31, 2011			As of December 31, 2010
		Intangibles			Intangibles
	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual	Buildings and Improvements	In-Place Lease Intangibles	Other Contractual
Cost	$441.4	$12.1	$16.3	$440.6	$12.1	$16.3
Less: depreciation and amortization	(18.7)	(9.3)	(0.2)	(13.9)	(8.2)	(0.2)
Net	$422.7	$2.8	$16.1	$426.7	$3.9	$16.1

Investments in unconsolidated real estate joint ventures

We have entered into 23 separate joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor.  As of March 31, 2011, approximately $26.2 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of the unfunded commitment may be increased.

Generally, the BHMP Co-Investment Partner will co-invest with a 45% equity interest, and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations.  Capital contributions and cash distributions are allocated pro rata in accordance with ownership interests.

Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted.  Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a “BHMP CO-JV.”  Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  In certain circumstances, the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT.

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner.  In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV’s investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor.  Each BHMP CO-JV provides buy-sell rights between the members in the event of a “major dispute” as defined in each respective BHMP CO-JV operating agreement.

We have determined that our BHMP CO-JVs are not variable interest entities and that each member has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each BHMP CO-JV using the equity method of accounting.

Certain BHMP CO-JVs have made equity investments with third party owners in, and/or have made loans to, entities that own one multifamily operating property or development community.  The collective group of these operating property entities or development entities are collectively referred to herein as “Property Entities.”  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

As of March 31, 2011, 21 of our BHMP CO-JVs include equity investments in Property Entities.  Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our consolidation policy. Of these 21 Property Entities, 19 investments are reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

During the three months ended March 31, 2011, we did not invest in and/or form any new BHMP CO-JVs.  During the three months ended March 31, 2011, the Cyan BHMP CO-JV obtained mortgage financing totaling $33.0 million and distributed all of the net proceeds to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $23.1 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the three months ended March 31, 2011.

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

Balance Sheet Data:

	As of March 31, 2011	As of December 31, 2010

Land, buildings and improvements	$1,182.2	$1,181.8
Less: accumulated depreciation and amortization	(48.6)	(37.6)
Land, buildings and improvements, net	1,133.6	1,144.2
Notes receivable, net	26.3	26.3
Cash and cash equivalents	13.4	13.4
Intangible assets, net of accumulated amortization of $15.0 million and $12.9 million as of March 31, 2011 and December 31, 2010, respectively	2.9	5.0
Other assets, including restricted cash	20.1	18.3
Total assets	$1,196.3	$1,207.2

BHMP CO-JV level mortgage loans payable	$370.3	$337.7
Property Entity level construction and mortgage loans payable	255.4	253.2
Accounts payable, interest payable and other liabilities	17.4	18.5
Total liabilities	643.1	609.4

Redeemable, noncontrolling interests	7.3	7.8

Our members’ equity	303.1	333.9
BHMP Co-Investment Partner’s equity	235.8	250.3
Nonredeemable, noncontrolling interests	7.0	5.8
Total equity	545.9	590.0
Total liabilities and equity	$1,196.3	$1,207.2

Operating Data:

	For the Three Months Ended March 31,
	2011	2010
Revenues
Rental revenues	$24.5	$10.9
Interest income	1.5	2.4
	26.0	13.3

Expenses
Property operating expenses	7.4	5.2
Real estate taxes	3.5	1.7
Interest expense	6.3	3.7
Acquisition expenses	—	0.4
Depreciation and amortization	13.6	8.8
	30.8	19.8
Net loss	(4.8)	(6.5)
Net loss attributable to noncontrolling interests	1.0	0.9
Net loss attributable to consolidated BHMP CO-JV	$(3.8)	$(5.6)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(2.1)	$(3.2)

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	March 31, 2011	December 31, 2010
Balance of our member’s equity in the BHMP CO-JVs	$303.1	$333.9
Other capitalized costs, net of amortization	17.7	15.5
Investments in unconsolidated real estate joint ventures	$320.8	$349.4

Included in the combined financial data are certain notes receivable to certain BHMP CO-JVs from Property Entities.  All note receivable advances have been fully funded.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount as of		Fixed
Name of Underlying Property	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Grand Reserve	$7.5	$7.5	10.0%	April 2012
The Cameron (a)	19.3	19.3	9.5%	December 2012
Total BHMP CO-JV Notes receivable	26.8	26.8
Less: Deferred financing fees	(0.5)	(0.5)
Net BHMP CO-JV Notes receivable	$26.3	$26.3

(a)          Subsequent to March 31, 2011, this note receivable was converted by The Cameron BHMP CO-JV into an equity interest in The Cameron Property Entity.  See Note 13, “Subsequent Events” for further information.

In the combined financial data, the note receivable and note payable between the Veritas BHMP CO-JV and its Property Entity in which the BHMP CO-JV has an equity interest is eliminated.  All advances for this note have been fully funded.  Below is the eliminated BHMP CO-JV’s note receivable (amounts in millions):

	Carrying Amount as of		Fixed
Name of Underlying Property	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Veritas	$21.0	$21.0	13.0%	December 2013
Total BHMP CO-JV Note receivable eliminated in combination	$21.0	$21.0

As of March 31, 2011 and December 31, 2010, BHMP CO-JVs are also subject to senior construction and mortgage loans payable as described in the following table.  These loans are senior to the equity investments made by the BHMP CO-JVs.  The lenders for these loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  These loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions and monthly LIBOR at March 31, 2011 was 0.25%):

	Carrying Amount as of
BHMP CO-JV Level Mortgage Loans Payable	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Skye 2905	$47.0	$47.0	Monthly LIBOR + 250 basis points	June 2011
Waterford Place	58.6	59.0	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	28.6	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	24.0	4.21% - Fixed	March 2015
7166 at Belmar	22.8	22.8	4.11% - Fixed	June 2015
Cyan/PDX	33.0	—	4.25% - Fixed	April 2016
Burrough’s Mill	26.0	26.0	5.29% - Fixed	October 2016
Fitzhugh Urban Flats	28.0	28.0	4.35% - Fixed	August 2017

	Carrying Amount as of
BHMP CO-JV Level Mortgage Loans Payable	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Eclipse	20.8	20.8	4.46% - Fixed	September 2017
Briar Forest Lofts	21.0	21.0	4.46% - Fixed	September 2017
Tupelo Alley	19.3	19.3	3.58% - Fixed	October 2017
Halstead	15.7	15.7	3.79% - Fixed	November 2017
Forty55 Lofts	25.5	25.5	3.90% - Fixed	October 2020
Total	$370.3	$337.7

As of March 31, 2011 and December 31, 2010, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments made or held by the BHMP CO-JVs.  The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori and Veritas to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at March 31, 2011 was 0.25%):

	Carrying Amount as of
Property Entity Level Construction and Mortgage Loans Payable	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Satori (a)	$71.1	$71.3	Monthly LIBOR + 140 bps	October 2011
Bailey’s Crossing (a)	71.5	71.1	Monthly LIBOR + 275 bps	November 2011
Veritas (a)	37.1	35.1	Monthly LIBOR + 275 bps	December 2012
The Reserve at Johns Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred (a)	52.7	52.7	Monthly LIBOR + 300 bps	November 2013
Total	$255.4	$253.2

(a)          Each of these Property Entity level construction loans are used to fund development projects and are drawn as construction costs are incurred.  The aggregate total commitment, if fully funded, is $239.9 million.  Each construction loan has provisions allowing for prepayment at par and extensions, generally two one-year options if certain operational performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

As of March 31, 2011, approximately $867.3 million of the net carrying value of land, buildings and improvements and construction in progress collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

6.                    Leasing Activity

In addition to multifamily resident units, certain of our wholly owned multifamily communities have retail areas, representing approximately 8% of total rentable area.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of March 31, 2011 are as follows (in millions):

Year	Future Minimum Lease Payments
April through December 2011	$1.7
2012	2.4
2013	2.4
2014	2.3
2015	2.3
Thereafter	26.5
Total	$37.6

7.                                      Mortgage Loans Payable

The following presents the carrying amounts of the mortgage loans payable as of March 31, 2011 and December 31, 2010 (amounts in millions).

	Loan Amount
Mortgage Loans Payable	March 31, 2011	December 31, 2010	Loan Type	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$26.1	$26.3	Principal and interest	4.63% - fixed	May 2013
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - fixed	November 2016
Mariposa Loft Apartments	15.8	15.8	Interest-only	5.21% - fixed	March 2017
Total	$93.2	$93.4

As of March 31, 2011, $165.3 million of the net carrying value of real estate collateralized the mortgage loans payable.

Contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

Year	Contractual Principal Payments
April 1, 2011 — December 31, 2011	$0.5
2012	0.6
2013	25.0
2014	—
2015	—
Thereafter	67.1
Total	$93.2

8.                                      Credit Facility Payable

On March 26, 2010, we closed on a $150.0 million credit facility.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of March 31, 2011, the applicable margin is 2.08% and the base rate is 0.25% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain multifamily communities owned by our wholly owned subsidiaries, where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.   As of March 31, 2011, $266.8 million of the net carrying value of real estate collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting purposes.  As of March 31, 2011, available but undrawn amounts under the credit facility are approximately $87.0 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2011.

9.                                      Stockholders’ Equity

Capitalization

As of March 31, 2011 and December 31, 2010, we had 113,665,643 and 102,859,791 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of March 31, 2011 and December 31, 2010, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of March 31, 2011.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of March 31, 2011 and December 31, 2010, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

As of March 31, 2011 and December 31, 2010, we did not have any unpaid redemptions.

Distributions

Distributions, including those paid by issuing shares under the DRIP, for the three months ended March 31, 2011 and for the year ended December 31, 2010 were as follows (amounts in millions):

	Distributions
	Declared	Paid
For the Three Months Ended March 31, 2011
First Quarter	$15.9	$15.4

For the Year Ended December 31, 2010
Fourth Quarter	$15.0	$14.4
Third Quarter	15.3	15.6
Second Quarter	13.9	13.1
First Quarter	11.1	10.2
Total	$55.3	$53.3

Our board of directors has declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the second quarter of 2011.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

10.                               Commitments and Contingencies

Each of the BHMP CO-JVs and each of the BHMP CO-JV equity investments that include unaffiliated third party owners include buy/sell provisions.  Under these provisions and during specific periods, an owner could make an offer to purchase the interest of the other owners, and the other owners would have the option to accept the offer or purchase the offering owner’s interest at that price.  As of March 31, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV and The Cameron BHMP CO-JV may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partner were to exercise its rights to put its interests to the BHMP CO-JVs. The obligations are for defined periods ranging from less than one to three years.  As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partners’ combined invested capital as of March 31, 2011 is approximately $22.1 million.  Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million. See Note 13, “Subsequent Events” with respect to The Cameron.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of March 31, 2011 and December 31, 2010, we have approximately $15.6 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

11.                               Related Party Arrangements

We have no employees and are supported by related party service agreements.   We are dependent on our Advisor, Behringer Securities LP (“Behringer Securities”),  and Behringer Harvard Multifamily Management Services, LLC (“BHM Management”), and their affiliates for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

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

Subject to the deferral described below, we are required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by us exceeds 1.5% of the gross proceeds of the completed Initial Public Offering. We did not incur any O&O Reimbursement during the three months ended March 31, 2011.  For the three months ended March 31, 2010, we incurred O&O Reimbursement of approximately $2.3 million.  As of March 31, 2011, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $7.2 million.

The Advisor agreed to defer payment of the O&O Reimbursement from June 2010 to September 2, 2011.  Based on our review of projected gross proceeds from our Initial Public Offering, considering that our board of directors has approved to end our Initial Public Offering generally by no later than July 31, 2011, we have limited the amount of O&O Reimbursement accruals to amounts we currently expect to have to disburse. As of March 31, 2011, $2.7 million of O&O Reimbursement was accrued and unpaid.  As of March 31, 2011, our Advisor has incurred expenses related to the offering totaling $26.2 million, of which approximately $3.7 million has not been recognized by us as offering costs.

Behringer Securities, an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee. No selling commissions or dealer manager fees are paid on purchases made pursuant to our DRIP.  In the Initial Public Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.

The following presents the components of the sale of shares of our common stock related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended March 31,
Sale of common stock	2011	2010
Gross proceeds	$105.2	$139.5
Less offering costs:
O&O Reimbursement	—	(2.3)
Dealer manager fees	(2.6)	(3.5)
Selling commissions	(7.2)	(9.4)
Total offering costs	(9.8)	(15.2)
Sale of common stock, net	$95.4	$124.3

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

Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) funds advanced in respect of a loan or other investment, and (2) the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve. We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

No acquisition and advisory fees were incurred for the three months ended March 31, 2011.  For the three months ended March 31, 2010, our Advisor earned acquisition and advisory fees, including the 0.25% non-accountable acquisition expense reimbursement, of approximately $2.7 million, of which approximately $0.6 million were capitalized to investments in unconsolidated real estate joint ventures.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended March 31, 2011 and 2010, our Advisor has earned debt financing fees of approximately $0.1 million and $1.9 million, respectively.

Our Advisor receives a monthly asset management fee for each real estate related asset held by us.  Since September 2008 through June 30, 2010, the asset management fee was equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month.

Effective July 1, 2010, the asset management fee was modified so that the amount of the fee is dependent upon our performance with respect to reaching a modified funds from operations or MFFO coverage amount per quarter of fifteen cents per share of our common stock (equivalent to an annualized sixty cents per share).  As modified, the asset management fee will be a monthly fee equal to one-twelfth of the Applicable Asset Management Fee Percentage (“the AAMF Percentage”) of the sum of the higher of the cost or value of our assets.  Effective July 1, 2010, the AAMF Percentage was 0.50% (reduced from 0.75% prior to July 1, 2010). The percentage will increase to 0.75% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 80% of the MFFO coverage amount described above.  Once the AAMF Percentage has increased to 0.75%, it will not decrease during the term of the agreement, regardless of our MFFO in any subsequent period.  The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 100% of such MFFO coverage amount.  Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the AAMF Percentage had been 0.75% every day since July 1, 2010. In no event will our Advisor receive more than the asset management fee at the annual 0.75% rate originally contracted for, but will be at risk for up to one-third of those fees and incentivized to grow our MFFO.  For the three months ended March 31, 2011 and 2010, our Advisor earned asset management fees of approximately $1.5 million and $1.3 million, respectively.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management do not give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days’ prior written notice.  Further, the Property Management Agreement applies where we have control over the selection of property management.  As of March 31, 2011, 29 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement.  For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

Property management fees are equal to 3.75% of gross revenues.  In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we will pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We will reimburse the costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

For the three months ended March 31, 2011, BHM Management or its affiliates earned property management fees, net of expenses to third parties, of $0.6 million and only earned minimal fees for the comparable period of 2010.

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

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the both of the three months ended March 31, 2011 and 2010 of approximately $0.5 million.

12.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $-0- and $0.5 million in 2011 and 2010, respectively	$2.7	$0.3

Non-cash investing and financing activities:
Assumption of mortgage note payable	$—	$26.7
Stock issued pursuant to our DRIP	$5.5	$3.6
Distributions payable	$5.7	$4.1
Accrued offering costs and dealer manager fees	$0.2	$1.2
Redemptions payable	$—	$0.8
Contingent consideration liability	$—	$0.4

13.                               Subsequent Events

Status of the Offering

For the period April 1, 2011 through April 30, 2011, we sold approximately 5.5 million shares of common stock for gross proceeds of approximately $54.7 million including, issuances through our DRIP.

Distributions Paid

On April 1, 2011, we paid total distributions of approximately $5.7 million, of which $2.6 million was cash distributions and $3.1 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of March 2011. On May 2, 2011, we paid total distributions of approximately $5.7 million, of which $2.6 million was cash distributions and $3.1 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of April 2011.

Sale, Acquisition, and Potential Acquisitions of Real Estate

On May 11, 2011, the Waterford Place BHMP CO-JV sold the Waterford Place multifamily community for a sales price of $110 million, excluding closing costs.  The buyer assumed the multifamily community mortgage of $58.6 million.  The net proceeds, net of the mortgage assumption, to the Waterford Place BHMP CO-JV were approximately $50 million and are intended to be used to acquire other multifamily communities, including the multifamily community described in the next paragraph.  Due to the timing of the disposition, we have not completed the final accounting, but in connection with the sale and related transactions, we estimate our share of the GAAP gain, after closing costs, to be approximately $18 million.

Subsequent to the quarter ended March 31, 2011, the Waterford Place BHMP CO-JV acquired a 179-unit multifamily community located in San Francisco, California.  The purchase price, excluding closing costs, was approximately $94.0 million.  We have initially contributed $98.0 million to the Waterford Place BHMP CO-JV in connection with the acquisition.  We anticipate having an ultimate effective ownership in the multifamily community of no less than 90%.

We are under contract to purchase two multifamily communities for a total purchase price of approximately $100.7 million, excluding closing costs.  As of May 13, 2011, we have made a total of $2.5 million in earnest money deposits on these multifamily communities.  If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership, the Waterford Place BHMP CO-JV or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

Recapitalization of The Cameron

Subsequent to the quarter ended March 31, 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity.  In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity.  The BHMP CO-JV also contributed approximately $3.8 million of additional capital. The BHMP CO-JV’s capital contribution along with the capital contribution from an unaffiliated third party partner was used by the Cameron Property Entity to pay the senior loan down by approximately $3.0 million, to redeem a partner’s equity ownership interest and to pay other closing costs. Our portion of the BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from our Initial Public Offering.

As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third party owner in The Cameron Property Entity.  In addition, the Cameron Property BHMP CO-JV’s obligation to purchase a limited partner interest was terminated.

The senior loan for The Cameron Property Entity was also modified in connection with the recapitalization.  As modified, the loan is divided into two tranches with a combined principal balance of approximately $72.7 million and a blended floating interest rate set and payable monthly based on monthly LIBOR plus 3.89%. The maturity date is April 26, 2013, with two one-year extension options that may extend the maturity date of the loan to April 26, 2014 and April 26, 2015, respectively.  The Cameron Property Entity may exercise these options upon payment of an extension fee for each option exercised in the amount of 0.25% of the total loan commitment.  The Cameron Property Entity also has the right to prepay the outstanding principal loan amount in whole or in part at any time without payment of a prepayment premium or penalty.  With the closings of the recapitalization, The Cameron Property Entity has cured all technical defaults related to its senior loan.

* * * * *

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011 and the factors described below:

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

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report  on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities. In particular, we were organized to invest in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of March 31, 2011, all of our investments have been in high quality multifamily communities located in the top 50 Metropolitan Statistical Areas (“MSAs”) in the United States.  We have made and intend to continue making investments both on our own, through wholly owned investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

As of March 31, 2011, we own ten wholly owned multifamily investments and 23 investments in Co-Investment Ventures.   We have funded these investments and intend to fund future investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us; however, we anticipate Co-Investment Ventures will represent a smaller percentage and wholly owned investments will represent a larger percentage of our new investments in the future.

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

Our multifamily community acquisition strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. We believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing.  We also believe that economic conditions in the major U.S. metropolitan markets will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring communities and other real estate assets that provide us with broad geographic diversity.

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

In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle.  These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae and Freddie Mac (each a government-sponsored enterprise, or “GSE”) and other financing providers, such as banks and insurance companies.

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

Co-Investment Ventures

As of March 31, 2011 all of our investments made through Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

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

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investment must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV’s investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy-sell rights. The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members’ ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own a single multifamily operating or development community. The collective group of these operating property entities or development entities is collectively referred to herein as “Property Entities.” Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

As of March 31, 2011, two of our 23 BHMP CO-JVs have only mezzanine or mortgage loan investments in Property Entities. The remaining 21 BHMP CO-JVs have made equity investments in operating properties.  Of these, 16 are indirectly wholly owned by the BHMP CO-JVs. The remaining five BHMP CO-JVs have made equity investments with third party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property.  The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which were organized to own, construct, and finance only one particular real estate project. Each of these five BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation.  Based on this evaluation, three of the five investments are reported on a consolidated basis by the BHMP CO-JV.   The two remaining investments are recorded as unconsolidated real estate joint ventures and reported using the equity method of accounting by the respective BHMP CO-JVs.

We believe our strategy of investing through Co-Investment Ventures has allowed and will continue to allow us to increase the number of our investments, thereby increasing our diversification, and providing participation with greater economic interest in larger or more selective real estate investments with greater access to high quality investment opportunities. We also believe partnerships with high quality institutional entities, such as PGGM, enhance the valuation of our portfolio. We intend to continue to invest through BHMP CO-JVs in operating communities, to-be-developed multifamily communities or newly constructed multifamily communities that have not yet stabilized, excluding residential properties for assisted living, student housing or senior housing. However, we are not limited to co-investments with the BHMP Co-Investment Partner, and as the BHMP Co-Investment Partner’s funding commitment is utilized, we may pursue other Co-Investment Ventures if they provide greater diversification or investment opportunities. We also plan to pursue wholly owned, direct investments consistent with our investment policies.

Each current Property Entity arrangement with an unaffiliated third party developer is unique and heavily negotiated, but the governing agreement and the capital structure generally include certain basic provisions. The BHMP CO-JV will generally provide the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances could be 100% of the equity capital. If one of the owners has made a special contribution, usually defined as a contribution where the other owners do not participate, the owner making the special contribution will receive priority distributions until the capital is returned to the contributing owner plus a preference rate. To avoid dilution, we expect the BHMP CO-JV will always make such special contributions. Currently, two BHMP CO-JVs are the only owners in a Property Entity with such a capital account.  Other distributions from operating cash flow are generally distributed pro rata between those owners who contributed capital. Distributions after these capital accounts are returned to the owners are generally not distributed pro rata, where the unaffiliated developer owner will generally receive a higher proportion. This additional distribution, referred to as a developer promote, generally ranges from 20% to 50%. For future Co-Investment Ventures, particularly development projects, we may incorporate different forms or structures.

Management of the Property Entity is generally the responsibility of an unaffiliated third party; however, for two Property Entities, 55 Hundred and Bailey’s Crossing, the BHMP CO-JV is the managing owner. Regardless of which owner is officially designated as the managing owner, each owner of the respective Property Entity has certain approval rights over major decisions, which effectively require all owners to agree before these actions can be taken. These major decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, financing, selection of third party property managers and approval of operating budgets.

For Property Entities that have not reached full stabilization or continue to be financed under the initial construction loan, the unaffiliated third party developer provides completion guarantees and cost overrun protections.  The unaffiliated third party developer also guarantees all principal and interest payments under the construction loan, usually through the term of the construction loan or in some cases until the property reaches certain operating milestones. As of March 31, 2011, these provisions generally apply to BHMP CO-JV investments in Satori and Veritas.

Market Outlook

During the first quarter of 2011, the U.S. economy weathered a potential shut down of the government, a catastrophic Japanese tsunami and nuclear crisis, political instability in the Middle East and oil surpassing $100 a barrel and yet continued to post steady improvements in most of the key fundamental benchmarks. Unemployment dropped below 9% with favorable growth trends related to declining unit labor costs, layoffs and jobless claims, lengthening work weeks and increased hiring, particularly in manufacturing and technology. Regions less affected by the housing bust are generally showing the most gains, but on a national basis, jobless claims are now less than those experienced pre-recession in September 2008. Bolstered by low interest rates and increased productivity, corporate profits continued to improve. All of these factors contributed to a respectable growth in GDP for the first quarter of 2011 of 1.8%.  The general consensus from analysts is that the economy has reached a fundamental level of recovery that should allow for continued steady growth, which we believe will continue in the near term and should positively impact our portfolio.

Increased renter demand and lack of supply of higher quality new multifamily communities continue to provide the basis for favorable multifamily fundamentals.  Analyst reports and surveys indicate improved traffic, occupancy gains and increased rental rates over expiring rents, both for new leases and renewals.  For our portfolio from December 31, 2010 to March 31, 2011, approximately 70% of our stabilized communities had monthly rental rate per unit increases and our total occupancy increased from approximately 88% to 90%.  Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, we believe there should be a window of limited supply that would keep these favorable fundamentals in place for the short term. We do see evidence of increased permitting for multifamily development, so depending on available financing, we would expect development activity to accelerate in the near term.

Multifamily financing has benefited from low market interest rates and increased lender competition.  Five year treasury rates were 2.24% as of March 31, 2011, an increase of less than 0.25% from December 31, 2010. Ten year treasury rates were 3.47% as of March 31, 2011, an increase of less than 0.15% from December 31, 2010. However, both rates are still lower than those at the beginning of 2010 and their average rates since 2000.  Shorter term rates, as measured by 30-day LIBOR, were essentially unchanged during the quarter and continue to be near historical lows. At the same time, insurance companies and commercial banks have been aggressive in the multifamily sector, competing with Fannie Mae and Freddie Mac for new business. Accordingly, market interest rates for stabilized, permanent financing remained within a relatively tight band.  However, with the Federal Reserve’s quantitative easing expected to expire in June 2011, we do expect interest rates to rise.  Accordingly, we continued our strategy of locking in longer term rates.  During the first quarter of 2011, we completed one seven-year financing at an interest rate of 4.25%.

In this investing environment, competition for new acquisitions is intense. Investors, such as institutions, public REITs and private owners, consider the multifamily sector to have good revenue growth prospects, particularly in light of alternative investments.  With their large capital positions, these investors have been bidding multifamily community prices up.   Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Consequently, multifamily values are increasing and capitalization rates are compressing. Our approach is to continue to focus on high quality, core assets in institutional markets where there are barriers to entry for new multifamily communities. We generally will not participate in heavily bid acquisitions but will seek out properties and situations where our financial strength and experience allow us to differentiate our offers from other buyers. Previous situations where these strengths have provided us with acquisition opportunities include lender short sales, failed condominiums and debt restructurings.

We believe that the projected demand for new developments coupled with the tight capital markets for new developments may provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account.  GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations.  Banks and other debt providers tend to limit financing to approximately 60% of total costs.  These limitations may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years).  We would also evaluate developments for our own account or with development partners that meet our investment criteria.

We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio.  As of March 31, 2011, we have sold a total of approximately 102.2 million shares (including DRIP) of common stock and raised a total of $1.02 billion in gross proceeds from our Initial Public Offering.  Our board has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions).  At the completion of our Initial Public Offering, we believe we will own sufficient assets that meet our investment objectives.

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

Property Portfolio

The table below presents our wholly owned communities and investments in unconsolidated real estate joint ventures, the latter of which are currently all BHMP CO-JVs.  Each of these investments is categorized as of March 31, 2011 based on stages as defined below:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting period.

•                  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2010.

•                  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•                  Developments are communities currently under construction for which leasing activity has not commenced.  As of March 31, 2011, there are no communities classified as developments.

For each of the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide additional information describing the underlying investment.  All BHMP CO-JV information is presented gross and not proportionate to our ownership (amounts in millions):

		Physical Occupancy Rates (a)		Monthly Rental Rate Per Unit (b)
Investments in Real Estate	Units	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010
Stabilized / Comparable:
The Gallery at NoHo Commons / Los Angeles, California	438	88%	85%	$1,866	$1,877
Grand Reserve Orange / Orange, Connecticut	168	93%	93%	$1,508	$1,511
Mariposa Loft Apartments / Atlanta, Georgia	253	98%	98%	$1,180	$1,164

Stabilized / Non-comparable:
Acacia on Santa Rosa Creek / Santa Rosa, California	277	90%	91%	$1,348	$1,309
Allegro / Addison, Texas	272	88%	85%	$1,343	N/A
Burnham Pointe / Chicago, Illinois	298	86%	90%	$1,936	$2,016
The Lofts at Park Crest / McLean, Virginia	131	90%	95%	$2,993	$3,046
The Reserve at La Vista Walk / Atlanta, Georgia	283	89%	91%	$1,086	$1,088
Uptown Post Oak / Houston, Texas	392	95%	91%	$1,406	$1,389
Lease ups:
Acappella / San Bruno, California	163	74%	50%	N/A	N/A
Total wholly owned investments	2,675	90%	88%	$1,471	$1,340

		Physical Occupancy Rates (a)		Monthly Rental Rate Per Unit (b)
Investments in Unconsolidated Real Estate Joint Ventures (c)	Units	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010
Stabilized / Comparable:
Burrough’s Mill / Cherry Hill, New Jersey (d)	308	91%	92%	$1,463	$1,453
Calypso Apartments and Lofts / Irvine, California (d)	177	92%	92%	$1,771	$1,756
Halstead / Houston, Texas (d)	301	91%	91%	$1,078	$1,074
The Reserve at Johns Creek Walk / Johns Creek, Georgia (e) (f)	210	97%	96%	$1,142	$1,122
Waterford Place / Dublin, California (d)	390	93%	92%	$1,711	$1,704

Stabilized / Non-comparable:
4550 Cherry Creek / Denver, Colorado (d)	288	89%	93%	$1,554	$1,549
55 Hundred / Arlington, Virginia (e) (f)	234	84%	82%	$1,699	N/A
7166 at Belmar / Lakewood, Colorado (d)	308	95%	93%	$1,093	$1,070
Briar Forest Lofts / Houston, Texas (d)	352	93%	94%	$1,014	$1,002
The Cameron / Silver Spring, Maryland (f) (g)	325	96%	97%	$1,764	$1,735
Cyan/PDX / Portland, Oregon (d)	352	86%	85%	$1,251	$1,254
The District Universal Boulevard / Orlando, Florida (d)	425	92%	93%	$1,048	$1,041
Eclipse / Houston, Texas (d)	330	95%	92%	$1,085	$1,073
Fitzhugh Urban Flats / Dallas, Texas (d)	452	91%	92%	$1,027	$1,013
Forty55 Lofts / Marina del Rey, California (d)	140	91%	96%	$2,912	$2,830
Grand Reserve / Dallas, Texas (g)	149	91%	96%	$1,718	$1,686
Satori / Fort Lauderdale, Florida (e) (f)	279	89%	90%	$1,851	$1,815
Skye 2905 / Denver, Colorado (d)	400	95%	89%	$1,363	N/A
Tupelo Alley / Portland, Oregon (d)	188	93%	94%	$1,226	$1,198
The Venue / Clark County, Nevada (d)	168	89%	80%	$903	$922
Veritas / Henderson, Nevada (f) (h)	430	93%	76%	$1,016	N/A

Lease ups:
Bailey’s Crossing / Alexandria, Virginia (e) (f)	414	78%	76%	N/A	N/A
San Sebastian / Laguna Woods, California (d)	134	49%	45%	N/A	N/A
Total investments in unconsolidated real estate joint ventures	6,754	90%	89%	$1,238	$1,022
Total all multifamily communities	9,429	90%	88%	$1,304	$1,112

(a)          Physical occupancy rate is defined as the units occupied as of March 31, 2011 and December 31, 2010 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  The total gross leasable area (“GLA”) of retail space for all of these communities is approximately 168,000 square feet, which is approximately 5% of total rentable area.  As of March 31, 2011, all of the communities with retail space are stabilized, and approximately 63% of the 168,000 square feet of retail space was occupied.  The following communities have retail space:  Allegro, Burnham Pointe, The Lofts at Park Crest, The Reserve at La Vista Walk, 55 Hundred, The Cameron, Cyan/PDX, The District Universal Boulevard, The Reserve at Johns Creek Walk, Satori, Skye 2905, and Tupelo Alley.  The calculation of total average physical occupancy rates are based upon weighted average number of units.

(b)         Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2011 and December 31, 2010. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended March 31, 2011, these other charges were approximately $2.6 million, approximately 8% of total revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.  Monthly rental revenue reflects rent actually accruing as of March 31, 2011 and December 31, 2010, respectively, and therefore reflects any concession on base rent as of those dates.  Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for properties classified as stabilized as of March 31, 2011 or December 31, 2010.  The calculation of total average monthly rental revenue per unit is based upon weighted average number of units and only includes amounts reported above.

(c)          Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%). Each of our investments in unconsolidated real estate joint ventures is subject to buy-sell rights with the BHMP Co-Investment Partner.

(d)         Equity investment wholly owned by a BHMP CO-JV.

(e)          Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

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

Results of Operations

For the three months ended March 31, 2011 and 2010, we reported a net loss of $5.8 million, and $9.0 million, respectively.  The overall decrease in net loss is principally due to a decrease in acquisition expenses of $2.8 million for the three months ended March 31, 2011 as compared to the same period of 2010.  During the first quarter of 2010, we purchased two multifamily communities and made no acquisitions during the same period of 2011.   Accordingly, the acquisitions during 2010 are producing a full quarter of results in 2011.  The remaining decrease in net loss is also due to decreased net losses from our wholly owned and BHMP CO-JV multifamily communities due to less acquisition related intangible amortization and increased occupancies,  particularly for communities that were in lease up and have now reached stabilization.  As of March 31, 2011, we currently have 30 stabilized multifamily communities and three communities that are in lease up as compared to 11 stabilized multifamily communities and 12 lease ups at March 31, 2010.

In addition, many of our current period operating results are significantly larger than prior periods due to our acquisition activity. During the full year of 2010, we acquired seven wholly owned communities and made new investments in six unconsolidated real estate joint ventures.

A summary of our multifamily investments as of March 31, 2011 and 2010 is as follows:

	As of March 31,
	2011	2010

Wholly owned communities	10	5
Investments in unconsolidated real estate joint ventures	23	18
Total	33	23

Stabilized communities	30	11
Lease up communities	3	12
Total	33	23

The three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Rental Revenues.  Rental revenues for the three months ended March 31, 2011 were approximately $12.4 million compared to $5.1 million for the three months ended March 31, 2010. The increase was due primarily to our acquisition activity during 2010.  We expect continued increases in these revenues as a result of owning our newly acquired communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.   Property operating and real estate tax expenses for the three months ended March 31, 2011 and 2010 were approximately $5.7 million and $2.0 million, respectively.  As noted above, the increase was due primarily to our acquisition activity during 2010.  We expect continued increases in these expenses as a result of owning our newly acquired communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees. Asset management fees for the three months ended March 31, 2011 and 2010 were approximately $1.5 million and $1.3 million, respectively. These fees are generally based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our real estate investments as a result of owning and acquiring additional real estate investments; however, effective July 1, 2010, the asset management fee rate was decreased.  Accordingly, we expect an increase in our asset management fees, but the rate of increase is expected to be less than previously expected.

General and Administrative Expenses. General and administrative expenses for both the three months ended March 31, 2011 and 2010 were approximately $1.0 million.  General and administrative expenses include corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees.

Acquisition Expenses.  We did not incur any acquisition expenses for the three months ended March 31, 2011.  Acquisition expenses for the three months ended March 31, 2010 were approximately $2.8 million and related to our acquisition of Acacia on Santa Rosa Creek and The Lofts at Park Crest.  The majority of the acquisition expenses were fees and expenses due to our Advisor.  As we make additional wholly owned investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended March 31, 2011 was approximately $1.8 million compared to $0.6 million for the three months ended March 31, 2010.  The increase was principally due to increased borrowing related to our credit facility.  In the first quarter of  2010, we closed on a $150 million credit facility which had an outstanding balance of $10.0 million as of March 31, 2010.  During the three months ended March 31, 2011, our borrowings under the credit facility ranged from $63.0 million to $113.0 million ($63.0 million outstanding on March 31, 2011) with interest rates ranging from 2.3% to 2.4%.    Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees were $0.2 million during the three months ended March 31, 2011.  These fees were not significant during the three months ended March 31, 2010.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was approximately $6.3 million and $3.6 million, respectively.   Depreciation and amortization primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases.  As noted above, the increase is due to our wholly owned real estate acquired during 2010.  As we make additional wholly owned investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended March 31, 2011 and 2010 was approximately $0.3 million.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended March 31, 2011 was approximately $2.1 million compared to approximately $3.2 million for the three months ended March 31, 2010.  A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Equity in Earnings (Loss)	Distributions From Operating Activities	Equity in Earnings (Loss)	Distributions From Operating Activities
Loan investments	$0.4	$—	$1.2	$0.5

Equity investments:
Stabilized / Comparable	(0.3)	0.8	(0.2)	—
Stabilized / Non-comparable	(2.0)	2.7	(1.4)	0.6
Lease ups	(0.2)	0.1	(2.8)	0.4
	(2.5)	3.6	(4.4)	1.0
Total	$(2.1)	$3.6	$(3.2)	$1.5

Earnings from underlying loan investments decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye, and Venue during the 2010. As a result, these BHMP CO-JVs did not have any interest income for the three months ended March 31, 2011.  These BHMP CO-JVs had interest income of approximately $0.9 million for the three months ended March 31, 2010.

Equity in loss from stabilized/non-comparable investments increased for the three months ended March 31, 2011 compared to the comparable period in 2010, as an additional five properties have now reached stabilization as of March 31, 2011 as compared to the same period of 2010 resulting from 2010 acquisitions and increasing occupancies.  While all but one of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $2.7 million during the three months ended March 31, 2011. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity earnings.

Equity in loss from lease up equity investments decreased for the three months ended March 31, 2011 compared to the comparable period in 2010, primarily due to an decrease in the number of properties underlying our investments that were in lease up.  Both of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue.  As of March 31, 2011, there are only two investments classified as lease ups compared to ten as of March 31, 2010.

We review our investments for impairments in accordance with GAAP.  For the three months ended March 31, 2011 and 2010, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, and the availability and terms of capital.

Cash Flow Analysis

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Similar to our discussion above related to “Results of Operations,” many of our cash flow results for 2011 are not comparable to similar results in 2010 due to changes in acquisition activity and the receipt of Initial Public Offering proceeds after the first quarter ended March 31, 2010.  As a result, our cash flows for the three months ended March 31, 2011 reflect significant differences from the cash flows for the three months ended March 31, 2010.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $6.7 million as compared to cash flows used in operating activities of $0.5 million for the same period in 2010.  A substantial portion of our GAAP net loss is due to non-cash charges, primarily related to depreciation and amortization and acquisition expenses, including amounts recognized from our investments in unconsolidated joint ventures.  We expect that acquisition expenses and the other non-cash charges will continue to be significant adjustments to net cash provided by or used in operating activities.   During 2010, we recognized approximately $3.0

million of acquisition expenses, approximately $2.8 million related to wholly owned acquisitions and approximately $0.2 million related to acquisitions included within our investments in unconsolidated real estate joint ventures. While we did not incur any acquisition expenses during the three months ended March 31, 2011, we expect to continue to incur acquisition expenses in future periods as we acquire additional real estate investments.  Distributions received from our investments in unconsolidated real estate joint ventures were $3.6 million for the three months ended March 31, 2011 compared to $1.5 million for the comparable period in 2010. The increase was primarily due to additional investments and improved operations for certain of the BHMP CO-JVs, partially offset by decreases in the amounts of interest income earned by the applicable BHMP CO-JVs, primarily as a result of the conversion of notes receivable into initial or additional ownership interest during 2010.

Cash flows provided by investing activities for the three months ended March 31, 2011 were $16.3 million compared to cash flows used by investing activities of $84.4 million during the comparable period of  2010.  We made no acquisitions during the three months ended March 31, 2011, while for the three months ended March 31, 2010, we acquired two wholly owned multifamily communities and invested in one new BHMP CO-JV.  As our Initial Public Offering continues until July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions), we would expect to acquire additional multifamily communities, the amount dependent primarily on the final net offering proceeds we receive.  Providing a source of investing cash flow for the three months ended March 31, 2011 were BHMP CO-JV distributions related to a financing for the Cyan/PDX BHMP CO-JV and for the three months ended March 31, 2010 were BHMP CO-JV distributions related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures.

Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010 were $81.8 million and $142.0 million, respectively.  For the three months ended March 31, 2011, net proceeds from our Initial Public Offering were approximately $95.4 million, compared to $124.3 million for the comparable period in 2010.   For the three months ended March 31, 2011, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2010.

We expect our total distributions declared to continue to rise, even factoring in the distribution rate decrease from 7% to 6% (based on a $10 per share price) effective September 2010, because of the growing number of shares outstanding as we make continued sales under our Initial Public Offering; though the lower distribution rate will allow a higher proportion of our distribution to be funded from earnings or cash flow from operating activities than would be the case with the prior distribution rate. We expect to fund increased distributions from earnings and cash flow on the increased amount of investments and, to the extent necessary, from the proceeds of our Initial Public Offering.

Liquidity and Capital Resources

General

Currently, our primary demand for funds is investments in multifamily communities, either wholly owned or through joint ventures, and for the payment of operating expenses and distributions. In January 2011, we announced the termination of our Initial Public Offering by July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions).  After the termination of the Initial Public Offering and the investment of the proceeds therefrom, we would expect a significant reduction in the use of funds for acquisitions and investments.  Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as debt secured by our real estate investments.  However, there may be a delay between the sale of our shares, the timing of investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may use proceeds from our Initial Public Offering and our financings to fund distributions to our stockholders.  During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in real estate and real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We also intend to use our $150 million credit facility to meet short-term liquidity requirements, including for new wholly owned investments.  We may also dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering and our credit facility. As of March 31, 2011, our cash and cash equivalents balance was $157.4 million, compared to $52.6 million as of December 31, 2010. On a daily basis, cash is primarily affected by our net proceeds from our Initial Public Offering.  As of March 31, 2011, we sold approximately 102.2 million shares (including DRIP) of our common stock with gross proceeds of approximately $1.02 billion.  For the three months ended March 31, 2011, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $113.4 million.   For the three months ended March 31, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $144.7 million.   After the termination of our Initial Public Offering, we will be more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $6.7 million for the three months ended March 31, 2011.  We also expect our operating cash flows to increase from a full year of operations from our 2010 investments.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions.

Our primary operating expenditures are payments related to property operations, asset management fees and general and administrative expenses.  We currently meet these obligations from cash flow from operating activities.  Because we evaluate our investments fully loaded for all costs, we primarily fund acquisition expenses from the proceeds of our Initial Public Offering. As the amount of our real estate investments increases, we would expect these expenses to also increase.  Depending on the timing and magnitude, we may evaluate other short-term financing options.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility. The total borrowings we are eligible to draw depends upon the value of the collateral we have pledged.  As of March 31, 2011, we may additionally draw approximately $87.0 million, up to an aggregate amount of $150.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of March 31, 2011		For the Three Months Ended March 31, 2011
	Balance Outstanding	Average Rate (a)	Average Balance Outstanding (b)	Average Rate (a)	Maximum Balance Outstanding
Credit Facility Borrowings	$63.0	2.34%	$85.1	2.34%	$113.0

(a)          The average rate is based on month-end rates for the period.

(b)         The range of our outstanding balances was $63.0 million to $113.0 million for the three months ended March 31, 2011. The balances fluctuate due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

Long-Term Liquidity, Acquisition and Property Financing

Our primary funding source for investments is the proceeds we receive from our Initial Public Offering, joint venture arrangements and debt financings. In the Initial Public Offering, we may sell up to $2 billion in gross proceeds from our primary offering and $475 million in gross proceeds from our DRIP. Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above.

Our board of directors has determined to end offering activities in respect of the primary portion of our Initial Public Offering on the earlier of the sale of all 200 million of primary shares being offered or July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions).  During 2010 and for the three months ended March 31, 2011, gross proceeds from our Initial Public Offering, including our DRIP, were $472.9 million and $113.4 million, respectively.  Although future stock sales are difficult to forecast, we would expect that our stock sales to increase as investors sometimes wait until the end of the offering period before deciding to invest.  There is no assurance that this will occur for our Initial Public Offering.  After our Initial

Public Offering, we will be dependent on the short-term and long-term liquidity sources discussed in this section. We would also expect that, with the completion of our Initial Public Offering, the scale of our investment activity will be reduced.

We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner. Through March 31, 2011, we and the BHMP Co-Investment Partner have contributed approximately $337.4 million and $273.8 million, respectively, to the BHMP CO-JVs for acquisition of investments, primarily equity investments and mezzanine loans in multifamily communities. As of March 31, 2011, approximately $26.2 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of unfunded commitment may be increased.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of March 31, 2011, if the remaining BHMP Co-Investment Partner funding commitment is drawn, our corresponding share to the BHMP CO-JVs would be approximately $15.7 million. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering and other sources described in this section.

As of March 31, 2011, we and our BHMP CO-Investment Partner have five equity investments in Property Entities that include other unaffiliated third parties. These Property Entities have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of March 31, 2011, these unaffiliated third parties are in compliance with these obligations.  In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

For each equity investment, we will also evaluate the use of new or existing property debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our parent company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third party partners.  As a part of the BHMP CO-JV governing agreements, the BHMP CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate.  Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.

If property debt is used on wholly owned properties, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been obtained in the forms of construction financings and permanent mortgages.   Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  We will generally seek non-recourse financing, particularly for stabilized communities.  As of March 31, 2011, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of March 31, 2011, the total carrying amount of debt, including our approximate pro rata share is summarized as follow (amounts in millions; LIBOR at March 31, 2011 was 0.25%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level:
Permanent mortgages — fixed interest rates	$93.2	4.78%	2013 to 2017	$93.2
Credit Facility	63.0	Monthly LIBOR + 2.08%	2017	63.0
Total Company Level	156.2			156.2

BHMP CO-JV Level:
Permanent mortgages — fixed interest rates	323.3	4.37%	2013 to 2020	181.3
Construction loans — variable interest rates	47.0	Monthly LIBOR + 2.50%	2011	25.9
Total BHMP CO-JV Level	370.3			207.2

Property Entity Level:
Construction loans — variable interest rates (b)	232.4	Monthly LIBOR + 2.39%	2011 to 2013	93.5
Permanent mortgages — fixed interest rates	23.0	6.46%	2013	11.7
Total Property Entity Level	255.4			105.2

Total All Levels	$781.9			$468.6

(a)          Our approximate share for BHMP CO-JV and Property Entity level is calculated based on our share of the back-end equity interest, as applicable.

(b)         Each construction loan has provisions allowing for extensions, generally two one-year options if certain operation performance levels have been achieved as of the maturity date.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2011, we believe the respective borrowers were in compliance with these covenants.  The above table excludes debts owed to BHMP CO-JV or us and does not include debt of Property Entities in which a BHMP CO-JV has not made an equity investment.

Contractual principal payments for each of the five years from March 31, 2011 are as follows (in millions):

	Company Level	BHMP CO-JV Level	Property Entity Level
April — December 2011	$0.5	$48.0	$142.6
2012	$0.6	$1.7	$37.1
2013	$25.0	$57.0	$75.7
2014	$—	$1.5	$—
2015	$—	$77.0	$—
2016 and thereafter	$130.1	$185.1	$—

We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial and may require additional equity or capital contributions from us, BHMP CO-JVs, or the Property Entities. We expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such additional capital contributions.

As of March 31, 2011, the BHMP CO-JVs had one BHMP CO-JV level construction loan payable for $47.0 million, which is the responsibility of the BHMP CO-JV and not us.  In addition, the BHMP CO-JVs that have made equity investments in Property Entities had Property Entity level construction loans payable of $232.4 million as of March 31, 2011.  The Property Entity level construction loans are the responsibility of the Property Entity, with two of these construction loans having guarantees provided by third party owners. Although the Property Entity level construction loans payable are not a responsibility of the BHMP CO-JV or us, these construction loans payable as well as the BHMP CO-JV level construction loan payable will require permanent financing at their maturity dates, including any extension options.  In obtaining permanent financing, the BHMP CO-JV or the Property Entity may be required to pay off or partially pay down the construction loans payable.  During 2009 and 2010, the BHMP CO-JVs made investments in five Property Entities to retire or partially pay down other construction loans. Our share of these loan payments by the BHMP CO-JVs was approximately $60.2 million. Generally, the instances where the entire loans were paid off were due to situations where the BHMP CO-JV was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the BHMP CO-JV acquired less than 100% of the ownership in a community or the BHMP CO-JV was seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involves different lenders and third party owners, the BHMP CO-JVs may decide to make additional investments in the remaining five multifamily communities which have construction loans. In particular, we believe that the Satori and Bailey’s Crossing Property Entities’ construction loans, totaling $142.6 million as of March 31, 2011, may benefit from lower leverage.  Our share of these investments could be material and we would expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

GSEs have been an important financing source for multifamily communities.  Currently, the Congress and President are discussing potential restructurings of the GSEs including possible privatizations.   As of March 31, 2011, approximately 69% of all permanent financings currently outstanding by us, BHMP CO-JVs and Property Entities were originated by GSEs.  However, in the last two quarters, other loan providers, primarily insurance companies and to a lesser extent banks, have been a greater source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector.

In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of March 31, 2011, the weighted average interest rate on our wholly owned communities fixed interest rate financings was 4.78%.  As of March 31, 2011, the weighted average interest rate on BHMP CO-JV level fixed interest rate financings was 4.37%.  During the three months ended March 31, 2011, one BHMP CO-JV closed on a mortgage financing of $33.0 million.  This mortgage loan payable has an initial term of five years with a fixed interest rate of 4.25%.

As of March 31, 2011, we currently have two wholly owned multifamily communities with a combined carrying value of approximately $98.3 million that are not encumbered by any secured debt.  In addition, three BHMP CO-JVs have wholly owned multifamily communities with total carrying values of approximately $118.2 million that are not encumbered by any secured debt.  We currently intend to obtain secured financing for each of these multifamily communities.

We also evaluate existing financing terms in light of current market terms.  If more favorable terms can be obtained, considering prepayment costs and availability and costs of refinancing, we may also prepay existing debt.  In September 2010, the Halstead BHMP CO-JV paid off its mortgage loan at a par price of $24.0 million without penalty.  The mortgage loan payable carried a face rate of 6.17%, and in October 2010, the Halstead BHMP CO-JV obtained a new mortgage loan for $15.7 million with a lower effective interest rate of 3.79%.  If similar opportunities become available, we expect to use proceeds from our Initial Public Offering and other sources described in this section to fund our portion of any such refinancing.

Additionally, we may use our credit facility to provide bridge or long-term financing for our wholly owned communities.  Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facility. However, the credit facility may be used on a longer term basis, similar to permanent financing.  Other potential future sources of capital may include proceeds from arrangements with other joint venture owners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.

We may also sell our debt or equity securities.  Management anticipates within four to six years after the termination of our Initial Public Offering we will begin the process of either listing our common stock on a national securities exchange or liquidating our assets, depending on the then current market conditions.

Dispositions may also be a source of capital which may be recycled into multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions for our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves.  As discussed below, we completed our first disposition subsequent to March 31, 2011.

For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will evaluate requirements for capital expenditures.  As of March 31, 2011, of the 31 multifamily communities in which we have equity investments, three are BHMP CO-JVs multifamily communities in Property Entities with ongoing, insignificant construction expenditures which are anticipated to be funded from existing construction financing. In connection with our December 2010 acquisition of the Allegro multifamily community, we acquired land for an additional multifamily development.  As of March 31, 2011, we have started initial development activities but are not expecting to enter into any significant commitments until fourth quarter 2011.  We intend to utilize existing cash balances, our credit facility, or a construction loan to finance the development.

Also related to our recent acquisitions, we expect to make deferred maintenance expenditures of $1 to $2 million.  We substantially funded our share of these expenditures at the acquisition of the community or from cash reserves for wholly owned investments.  Due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JVs or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of March 31, 2011, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

On May 11, 2011, the Waterford Place BHMP CO-JV sold the Waterford Place multifamily community for a sales price of $110 million, excluding closing costs.  The buyer assumed the multifamily community mortgage of $58.6 million.  The net proceeds, net of the mortgage assumption, to the Waterford Place BHMP CO-JV were approximately $50 million and are intended to be used to acquire other multifamily communities, including the multifamily community described in the next paragraph.  Due to the timing of the disposition, we have not completed the final accounting, but in connection with the sale and related transactions, we estimate our share of the GAAP gain, after closing costs, to be approximately $18 million.

Subsequent to the quarter ended March 31, 2011, the Waterford Place BHMP CO-JV acquired a 179-unit multifamily community located in San Francisco, California.  The purchase price, excluding closing costs, is approximately $94.0 million.  We have initially contributed $98.0 million to the Waterford Place BHMP CO-JV in connection with the acquisition.  We anticipate having an ultimate effective ownership interest in the multifamily community of no less than 90%.

We are under contract to purchase two multifamily communities for a total purchase price of approximately $100.7 million, excluding closing costs.  As of May 13, 2011, we have made a total of $2.5 million in earnest money deposits on these multifamily communities.  If consummated, we expect that the acquisitions would be made through wholly owned subsidiaries of our operating partnership, the Waterford Place BHMP CO-JV, or newly created BHMP CO-JVs. The consummation of each purchase remains subject to substantial conditions, including, but not limited to, (1) the satisfaction of the conditions to the acquisition contained in the relevant contracts; (2) no material adverse change occurring relating to the multifamily community or in the local economic conditions; (3) our receipt of sufficient net proceeds from the Initial Public Offering and financing proceeds to make the acquisition; and (4) our receipt of satisfactory due diligence information, including environmental reports and lease information.  Other investments may be identified in the future that we may acquire before or instead of these multifamily communities.

Subsequent to the quarter ended March 31, 2011, we entered into a $10.5 million mezzanine note receivable with a third party developer for a multifamily community in Houston, Texas, advancing $4.2 million.  This note receivable matures in three years and accrues interest at 14% per annum.  We believe there may be more opportunities for similar investments, where third party multifamily developers have good sponsorship and experience but lack capital for well positioned new developments.  Such investments would typically be for two to five years with a portion of the interest cost not paid currently.

Subsequent to the quarter ended March 31, 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity.  In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity.  The BHMP CO-JV also contributed approximately $3.8 million of additional capital. The BHMP CO-JV’s capital contribution along with the capital contribution from an unaffiliated third party partner was used by The Cameron Property Entity to pay the senior loan down by approximately $3.0 million, to redeem a partner’s equity ownership interest and to pay other closing costs. Our portion of the BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from our Initial Public Offering.

As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third party owner in The Cameron Property Entity.

The senior loan for The Cameron Property Entity was also modified in connection with the recapitalization.  As modified, the loan is divided into two tranches with a combined principal balance of approximately $72.7 million and a blended floating interest rate set and payable monthly based on monthly LIBOR plus 3.89%. The maturity date is April 26, 2013, with two one-year extension options that may extend the maturity date of the loan to April 26, 2014 and April 26, 2015, respectively.  The Cameron Property Entity may exercise these options upon payment of an extension fee for each option exercised in the amount of 0.25% of the total loan commitment.  The Cameron Property Entity also has the right to prepay the outstanding principal loan amount in whole or in part at any time without payment of a prepayment premium or penalty.  With the closing of the recapitalization, The Cameron Property Entity has cured all technical defaults related to its senior loan.

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

Until proceeds from our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our Initial Public Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The following tables show the distributions paid and declared for the three months ended March 31, 2011 and 2010 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid
2011	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
First Quarter	$7.1	$8.3	$15.4	$6.7	$15.9	$0.148

	Distributions Paid
2010	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
First Quarter	$5.0	$5.2	$10.2	$(0.5)	$11.1	$0.173

For the three months ended March 31, 2011, the amount by which our distributions paid exceeded cash flow from operating activities decreased as compared to 2010 primarily as a result of no acquisition expenses during this period.  While we do expect our cash flow from operating activities to increase due to operations from acquisitions, we do not anticipate this trend to continue proportionately into future quarters.  In future quarters, we may incur greater acquisition expenses and/or increased proceeds from our Initial Public Offering, which may be temporarily invested in low yield cash investments.  Acquisition expenses included in cash flow from operating activities for three months ended March 31, 2010 were approximately $3.0 million with none for the three months ended March 31, 2011. Acquisition expenses are funded from the proceeds from our Initial Public Offering.

Over the long term, as we continue to invest proceeds from our Initial Public Offering in income producing multifamily communities, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from wholly owned multifamily communities prior to deductions for acquisition expenses.  In addition to these projected results from increased investments, in June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning the month of September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for future increases in the fee depending on achieving certain MFFO per share thresholds).  Each of these changes will increase the proportion of our distributions to be paid from cash flows from operating activities in the future than would otherwise be the case without these changes.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, spreads between capitalization and financing rates, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures.  As of March 31, 2011, we had 23 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting.  None of these investments are variable interest entities.  They are reported on the equity basis of accounting because we do not have a controlling interest in the entity.  See the “Critical Accounting Policies and Estimates” section above for additional discussions of our consolidation policies and critical assumptions.

As of March 31, 2011, certain of the BHMP CO-JVs are subject to senior mortgage loans as described in the following table.  These loans are senior to our equity investments and debt investments in the BHMP CO-JVs.  The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  These loans payable are referred to as BHMP CO-JV level borrowings, which except as noted, are all mortgage loans (amounts in millions; LIBOR at March 31, 2011 was 0.25%):

BHMP CO-JV Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date

Skye 2905 (a)	$47.0	Interest-only	Monthly LIBOR + 250 bps	June 2011 (b) (c)
Waterford Place	58.6	30-year amortizing	4.83% - Fixed	May 2013 (b) (d)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015 (d)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015 (d)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015 (d)
Cyan	33.0	Interest-only	4.25% - Fixed	April 2016 (d)
Burroughs’s Mill	26.0	Interest-only	5.29% - Fixed	October 2016 (d)
Fitzhugh Urban Flats	28.0	Interest-only	4.35% - Fixed	August 2017 (d)
Eclipse	20.8	Interest-only	4.46% - Fixed	September 2017 (d)
Briar Forest Lofts	21.0	Interest-only	4.46% - Fixed	September 2017 (d)
Tupelo Alley	19.3	Interest-only	3.58% - Fixed	October 2017 (d)
Forty55 Lofts	25.5	Interest-only	3.90% - Fixed	October 2020 (d)
Halstead	15.7	Interest-only	3.79% - Fixed	November 2017 (d)
Total	$370.3

As of March 31, 2011, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to mortgage loans as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level borrowings (amounts in millions; LIBOR at March 31, 2011 was 0.25%):

Property Entity Level Borrowings	Loan Amount	Loan Type	Interest Rate	Maturity Date
Bailey’s Crossing(a)	$71.5	Interest-only	Monthly LIBOR + 275 bps	November 2011 (b) (c)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - fixed	March 2013 (d)
55 Hundred(a)	52.7	Interest-only	Monthly LIBOR + 300 bps	November 2013 (b) (c)
Total	$147.2

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

As of March 31, 2011, three of the BHMP CO-JVs have mezzanine or mortgage loan investments outstanding in Property Entities.  These Property Entities and their affiliates have provided the BHMP CO-JVs with second mortgages in the underlying properties, pledges of their interests in the Property Entities and/or financial guarantees of the Property Entity’s senior loan.  These Property Entities have also obtained additional financings that are senior to the BHMP CO-JV mezzanine or mortgage loan investments, including, for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms.  See “Liquidity and Capital Resources - Long-Term Liquidity, Acquisitions and Property Financing” above for discussion of subsequent events after March 31, 2011 regarding Waterford Place and The Cameron Property Entity.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have contractual obligations related to our mortgage loan payables and credit facility.  The following table summarizes our primary contractual obligations as of March 31, 2011 (amounts in millions):

Mortgage loan	Total	April - December 2011	2012	2013	2014	2015	Thereafter
Principal payments	$93.2	$0.5	$0.6	$25.0	$—	$—	$67.1
Interest expense	22.0	4.2	4.4	3.6	3.3	3.2	3.3
	115.2	4.7	5.0	28.6	3.3	3.2	70.4

Credit Facility (a)
Principal payments	63.0	—	—	—	—	—	63.0
Interest expense and fees	17.8	2.2	3.0	3.0	3.0	3.0	3.6
	80.8	2.2	3.0	3.0	3.0	3.0	66.6
Total	$196.0	$6.9	$8.0	$31.6	$6.3	$6.2	$137.0

(a)          The principal amounts provided for our credit facility are based on amounts outstanding as of March 31, 2011, which are currently not due until final maturity of the credit facility.  We expect to increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of March 31, 2011 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

Each of the BHMP CO-JV equity investments that include unaffiliated third-parties also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV and The Cameron BHMP CO-JV, may become separately obligated to purchase a limited partnership interest in the related Property Entity at a price set through an appraisal process if the limited partners were to exercise their rights to put their interests to the BHMP CO-JVs. The obligations are for defined periods ranging from less than one year to three years.   As the prices would be based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partners’ combined invested capital as of March 31, 2011 is approximately $22.1 million.  Based on this value, our combined share of these BHMP CO-JV obligations would be approximately $12.2 million.  During 2010, the Grand Reserve BHMP CO-JV exercised its right to cancel a contingent sell option held by the developer in the Property Entity.  See “Liquidity and Capital Resources - Long-Term Liquidity, Acquisitions and Property Financing” above for discussion of subsequent events after March 31, 2011 regarding The Cameron Property Entity.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2011 and December 31, 2010, we have approximately $15.6 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

Our board of directors has authorized a share redemption program. During the three months ended March 31, 2011, our board of directors approved redemptions for 0.6 million shares of common stock for approximately $5.3 million.  We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as defined by the Investment Program Association (“IPA”).  MFFO excludes from FFO the following items:

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

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is generally the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Both of these acquisition costs have been and will continue to be funded from the proceeds of our Initial Public Offering and other financing sources and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

•                  Adjustments for straight line rents and amortization of discounts and premiums on debt investments.  In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash.  MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(5.8)	$(9.0)
Real estate depreciation and amortization (a)	12.9	8.0
FFO	7.1	(1.0)
Acquisition expenses (b)	—	3.0
Straight-line rents	0.3	0.2

MFFO	$7.4	$2.2
GAAP weighted average common shares	107.5	64.2
Net loss per share	$(0.05)	$(0.14)
FFO per share	$0.07	$(0.02)
MFFO per share	$0.07	$0.03

(a)          The real estate depreciation and amortization amount includes our consolidated real estate-related depreciation and amortization of intangibles and our similar estimated share of Co-Investment Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

(b)         Acquisition expenses include our share of expenses incurred by us and our unconsolidated investments in real estate joint ventures, including amounts incurred with our Advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with GAAP.

As noted above, we believe FFO is helpful to investors as measures of operating performance and MFFO is useful to investors to assess the sustainability of our operating performance after our offering and acquisition stages are completed.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO and MFFO.

Effective December 31, 2010, we modified our definition of MFFO to be consistent with the definition established by the IPA.   Prior to this modification, our primary adjustments to FFO only included acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting. The primary effect of the modified definition is to include adjustments for straight-lining of rents and to exclude gains or losses from early extinguishment of debt and gains or losses related to acquisition or disposition of controlling interests. Below is a reconciliation of MFFO as previously defined to the current presentation for the three months ended March 31, 2010:

For the Three Months Ended March 31, 2010
MFFO, as previously defined	$2.0
Adjustments under new definition:
Straight-line rents	0.2
MFFO, as currently defined	$2.2
GAAP weighted average common shares	64.2
MFFO per share	$0.03

We believe the current definition of MFFO is consistent with industry standards for our operations and provides useful information to investors and management, subject to the limitations described above. However, MFFO is not a replacement for financial information presented in conformity with GAAP and should be reviewed in connection with other GAAP measurements.

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

Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2011, all of our Co-Investment Ventures are BHMP CO-JVs.  We are the manager of each BHMP CO-JV’s affairs, but the operation of BHMP CO-JVs are conducted in accordance with operating plans prepared by us and approved by us and the BHMP Co-Investment Partner.  In addition, without the consent of both members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000.  As a result of the equal substantive participating rights possessed by each owner in the ordinary course of business, no single party controls each venture; accordingly, we account for each BHMP CO-JV using the equity method of accounting.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), contributions, and distributions, including eliminations for our share of inter-company transactions.

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

We make assumptions and estimates in determining the purchase price and the allocation of the price, including fair value inputs for contractual agreements, cash flow projections, market rental rates, physical and economic obsolescence, lease up periods and discount rates.  For many of these inputs there is no market price for the same or similar asset or liability and accordingly judgment is required to determine amounts from the perspective of market participants. A change in these assumptions or estimates could result in changes to amounts of assets or liabilities or in the various categories of our real estate assets or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation or amortization expense, rental income, or other income or expense categories.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values and market rental rates. Many of these estimates are from the perspective of market participants and will also be obtained from independent third party appraisals. However, we will be responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Offering Costs

In determining the amount of offering costs to charge against additional paid-in capital, we make estimates of the amount of the expected offering costs to be paid to our Advisor. This estimate is based on our assessment for the time period of the offering, including any follow-on offerings, and the amount of shares sold during those periods. Our assumptions are based on current share sales trends and comparisons to other similar initial public offerings, including those sponsored by Behringer Harvard Holdings, LLC. A change in these estimates and assumptions could affect the amount of our additional paid-in capital and recognition of amounts due to or from our Advisor.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

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

As of March 31, 2011, we had approximately $93.2 million of outstanding mortgage debt on our wholly owned communities at a weighted average, fixed interest rate of approximately 4.78%. Additionally, the outstanding amount under our credit facility was $63.0 million as of March 31, 2011, with a weighted average of monthly LIBOR plus 2.08%.  Our BHMP CO-JVs with wholly owned communities and our BHMP CO-JVs with equity interests in Property Entities had borrowed aggregate senior debt of approximately $370.3 million and $255.4 million, respectively (which amount consists of third party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us).  Of this amount, approximately $346.3 million was at fixed interest rates with a weighted average of approximately 4.51% and $279.4 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.41%.

As of March 31, 2011, we have only one wholly owned note receivable with a carrying value of approximately $2.7 million and a fixed interest rate of 10%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $47.3 million, all of which were at fixed rates, with a weighted average interest rate of approximately 11.1%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2011, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our wholly owned multifamily communities, which as of March 31, 2011 related only to our credit facility, and our wholly owned cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2011 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Credit facility interest expense	$(1.0)	$(0.6)	$(0.3)
Cash investments	2.4	1.6	0.8
Total	$1.4	$1.0	$0.5

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2011.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Item 1A set forth in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011.

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

We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share, with discounts available to certain categories of purchasers.  The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of the Initial Public Offering.  As of March 31, 2011, we have sold approximately 102.2 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $1.02 billion.

From the commencement of the Initial Public Offering through March 31, 2011, we incurred expenses of approximately $112.6 million in connection with the issuance and distribution of the registered securities pursuant to the offering, all of which was paid to our Advisor and its affiliates, and includes commissions and dealer manager fees paid to Behringer Securities which reallowed all of the commissions and a portion of the dealer manager fees to soliciting dealers.

From the commencement of the Initial Public Offering through March 31, 2011, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $904.2 million.  From the commencement of the Initial Public Offering through March 31, 2011, we had used approximately $756          million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, approximately $20 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Recent Sales of Unregistered Securities

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

In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (1) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (2) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (“the Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

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

Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement applicable to exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our distribution reinvestment plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program.  If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor.  Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period.  Provided that a request for an Exceptional Redemption is made within one year of the event giving rise to eligibility for an Exceptional Redemption, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

During the first quarter ended March 31, 2011, we redeemed and purchased shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—	—
February	—	—	—	—
March	601,183	8.86	601,183		(a)
	601,183	$8.86	601,183		(a)

(a)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.  Other Information.

On March 22, 2011, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees or calculated on the basis of cost of our investments for the year ended December 31, 2010, resulting in a waiver of approximately $43,300, and waived debt financing fees associated with the restructuring of a senior loan in connection with a restructuring of our investment in the multifamily community known as Skye 2905, resulting in a waiver of approximately $258,500. Also pursuant to the letter agreement, our Advisor also deferred until no later than June 30, 2011 our obligation to reimburse it for organization and offering expenses paid or incurred by it in connection with this offering. As of December 31, 2010, approximately $3.3 million of such reimbursement was unpaid.

On May 12, 2011, we entered into another letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees or calculated on the basis of cost of our investments for the quarter ended March 31, 2011, resulting in a waiver of approximately $24,100.  Also pursuant to the letter agreement, our Advisor deferred until no later than September 2, 2011 our obligation to reimburse it for organization and offering expenses paid or incurred by it in connection with this offering.  As of March 31, 2011, approximately $6.5 million of such reimbursement was unpaid.

On May 12, 2011, we entered into a letter agreement with our property manager, BHM Management, pursuant to which our property manager waived its right to seek reimbursement from us for its operating expenses with respect to those off-site personnel who spend a portion of their time (and are not dedicated to a sole project) performing work with respect to a project or projects on behalf of BHM Management.

Item 6.      Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2010
4.1

Form of Subscription Agreement (included as Exhibit A to prospectus), incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 11 to its Registration Statement on Form S-11 filed on April 18, 2011, Commission File No. 333-148414

4.2

Amended and Restated Distribution Reinvestment Plan (included as Exhibit B to prospectus), incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 11 to its Registration Statement on Form S-11 filed on April 18, 2011, Commission File No. 333-148414

4.3

Amended and Restated Automatic Purchase Plan (included as Exhibit C to prospectus), incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 11 to its Registration Statement on Form S-11 filed on April 18, 2011, Commission File No. 333-148414

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on November 13, 2009.
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
10.1

Letter Agreement, dated March 22, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC , incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K filed on March 25, 2011

10.2*	Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
10.3*	Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Management Services, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 13, 2011	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)