Form 10-Q
period 2011-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2011-08-12
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, the Registrant had 152,342,439 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended June 30, 2011

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Real estate
Land	$121,170	$96,470
Buildings and improvements	608,677	440,556
	729,847	537,026
Less accumulated depreciation	(24,369)	(13,941)
Net operating real estate	705,478	523,085
Construction in progress, including land	1,115	905
Total real estate, net	706,593	523,990

Investments in unconsolidated real estate joint ventures	280,758	349,411
Cash and cash equivalents	266,273	52,606
Deferred financing costs, net	4,138	3,699
Receivable from affiliates	—	286
Intangibles, net	20,694	19,992
Other assets, net	17,062	8,817
Total assets	$1,295,518	$958,801

Liabilities and stockholders’ equity

Liabilities
Mortgage loans payable	$151,513	$93,360
Credit facility payable	39,000	64,000
Payables to affiliates	2,535	2,863
Distributions payable	6,501	5,179
Deferred lease revenues and other related liabilities, net	15,216	15,909
Tenant security deposits	1,531	940
Accounts payable and other liabilities	8,504	5,781
Total liabilities	224,800	188,032

Stockholders’ equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 137,058,839 and 102,859,791 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14	10
Additional paid-in capital	1,207,705	896,500
Noncontrolling interests	22,292	—
Cumulative distributions and net loss	(159,293)	(125,741)
Total stockholders’ equity	1,070,718	770,769
Total liabilities and stockholders’ equity	$1,295,518	$958,801

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rental revenues	$14,964	$6,617	$27,377	$11,763

Expenses
Property operating expenses	4,282	1,821	8,098	3,217
Real estate taxes	2,391	731	4,307	1,319
Asset management and other fees	1,624	1,438	3,092	2,716
General and administrative expenses	937	1,144	1,974	2,160
Acquisition expenses	5,836	2,755	5,836	5,531
Interest expense	1,985	1,429	3,827	2,071
Depreciation and amortization	7,799	3,759	14,063	7,347
Total expenses	24,854	13,077	41,197	24,361

Interest income	522	415	810	741
Gain on revaluation of equity on a business combination	18,052	—	18,052	—
Equity in loss of investments in unconsolidated real estate joint ventures	(2,530)	(2,757)	(4,645)	(5,964)
Income (loss) from continuing operations	6,154	(8,802)	397	(17,821)

Income from discontinued operations	280	—	280	—

Net income (loss)	6,434	(8,802)	677	(17,821)

Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in continuing operations	320	—	320	—
Noncontrolling interests in discontinued operations	(126)	—	(126)	—
Net income (loss) attributable to common stockholders	$6,628	$(8,802)	$871	$(17,821)

Weighted average number of common shares outstanding	123,397	79,706	115,485	72,043

Basic and diluted income (loss) per common share:
Continuing operations	$0.05	$(0.11)	$0.01	$(0.25)
Discontinued operations	—	—	—	—
Basic and diluted income (loss) per common share	$0.05	$(0.11)	$0.01	$(0.25)

Amounts attributable to common stockholders:
Continuing operations	$6,474	$(8,802)	$717	$(17,821)
Discontinued operations	154	—	154	—
Net income (loss) attributable to common stockholders	$6,628	$(8,802)	$871	$(17,821)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Income (Loss)	Total
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2010	1	$—	57,098	$5	$486,880	$—	$(35,868)	$451,017

Net loss	—	—	—	—	—	—	(17,821)	(17,821)
Sales of common stock, net	—	—	28,926	4	256,848	—	—	256,852
Redemptions of common stock	—	—	(558)	—	(4,812)	—	—	(4,812)
Distributions:
Declared on common stock	—	—	—	—	—	—	(24,990)	(24,990)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,278	—	12,143	—	—	12,143
Balance at June 30, 2010	1	$—	86,744	$9	$751,059	$—	$(78,679)	$672,389

Balance at January 1, 2011	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769

Net income (loss)	—	—	—	—	—	(194)	871	677
Sales of common stock, net	—	—	33,416	4	303,172	—	—	303,176
Redemptions of common stock	—	—	(1,102)	—	(9,878)	—	—	(9,878)
Distributions:
Declared on common stock	—	—	—	—	—	—	(34,423)	(34,423)
Noncontrolling interests	—	—	—	—	—	(134)		(134)
Acquisition of controlling interest	—	—	—	—	—	22,620	—	22,620
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,885	—	17,911	—	—	17,911
Balance at June 30, 2011	1	$—	137,059	$14	$1,207,705	$22,292	$(159,293)	$1,070,718

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statement of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$677	$(17,821)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on revaluation of equity on a business combination	(18,052)	—
Equity in loss of investments in unconsolidated real estate joint ventures	4,645	5,964
Distributions received from investments in unconsolidated real estate joint ventures	8,438	3,028
Depreciation and amortization	11,656	4,080
Amortization of intangibles	2,744	2,733
Amortization of deferred financing costs	936	535
Amortization of deferred lease revenues and other related liabilities	(693)	(688)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,232	2,375
Other assets	51	(276)
Cash provided by (used in) operating activities	12,634	(70)

Cash flows from investing activities
Acquisitions of and additions to real estate	(175,144)	(168,425)
Proceeds from sale of real estate, net	50,556	—
Investments in unconsolidated real estate joint ventures	(5,637)	(116,530)
Cash acquired in acquisition of controlling interest	198	—
Advances on note receivable	(5,219)	—
Return of investments in unconsolidated real estate joint ventures	49,871	29,801
Advances to/from unconsolidated real estate joint ventures	313	—
Escrow deposits	(2,736)	(3,197)
Other, net	30	(159)
Cash used in investing activities	(87,768)	(258,510)

Cash flows from financing activities
Proceeds from sales of common stock	333,496	288,283
Mortgage proceeds	37,000	15,820
Mortgage principal payments	(554)	(243)
Credit facility proceeds	150,000	30,000
Credit facility payments	(175,000)	(20,000)
Financing costs paid	(266)	(2,856)
Offering costs paid	(30,672)	(31,376)
Distributions paid on common stock	(15,191)	(11,213)
Distributions paid to noncontrolling interests	(134)	—
Redemptions of common stock	(9,878)	(839)
Cash provided by financing activities	288,801	267,576

Net change in cash and cash equivalents	213,667	8,996
Cash and cash equivalents at beginning of period	52,606	77,540
Cash and cash equivalents at end of period	$266,273	$86,536

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.   We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style properties, and age-restricted properties, typically requiring residents to be age 55 or older.  We may also invest in other types of multifamily communities, such as student housing.   Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007 and, as of June 30, 2011, we have made wholly owned or joint venture investments in 36 multifamily communities, of which 33 are stabilized operating properties, two are in various stages of lease up and one is under development.  We have made and intend to continue making investments both on our own, through wholly owned investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

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

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2011, we believe we are in compliance with all applicable REIT requirements.

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

On September 5, 2008, we commenced our initial public offering (the “Initial Public Offering”) of up to 200 million shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.   The Initial Public Offering also covered the registration of up to an additional 50 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”).  We reserve the right to reallocate shares of our common stock between the primary offering and our DRIP.  As of June 30, 2011, we have sold a total of approximately 126.1 million shares of common stock and raised a total of approximately $1.25 billion in gross offering proceeds in the Initial Public Offering. Net proceeds, after selling commissions, dealer manager fees, and other offering costs were approximately $1.12 billion.  The offering activities in respect of the primary portion of our Initial Public Offering will terminate no later than September 2, 2011.

Our common stock is not currently listed on a national securities exchange. However, management anticipates within four to six years after the termination of our Initial Public Offering to begin the process of either listing the common stock on a national securities exchange or liquidating our assets, depending on then-prevailing market conditions.

2.             Basis of Presentation and Summary of Significant Accounting Policies

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2011 and consolidated statements of operations and cash flows for the periods ended June 30, 2011 and 2010 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended June 30, 2011 and 2010. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial  interest or entities where we are determined to be the primary beneficiary.   Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  All inter-company accounts and transactions have been eliminated in consolidation.

Real Estate and Other Related Intangibles

Real estate and other long-lived assets to be held and used, including those owned by us and our Co-Investment Ventures, are stated at cost, less accumulated depreciation and amortization and consist of land, buildings and improvements, furniture, fixtures and equipment and other related intangibles incurred during their development, acquisition and redevelopment.  Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.   Properties classified as held for sale are not depreciated.  Expenditures for improvements, renovations, and replacements related to the acquisition and/or improvement of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as a betterment or the life of the related asset will be substantially extended beyond the original life expectancy.    Expenditures for ordinary repairs and maintenance costs are charged to expense as incurred.

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships. We record the acquired assets and liabilities based on their fair values, including tangible assets  (consisting of land, any associated rights, buildings and improvements), identified intangible assets and liabilities, asset retirement obligations, assumed debt, other liabilities and noncontrolling interests.   Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree are less than the fair value of the identifiable net assets acquired.

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

Impairment of Real Estate Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the undiscounted future operating cash flows expected to be generated over the life of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  Fair value is generally estimated by valuation of similar assets.

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or six months ended June 30, 2011 or 2010.

Discontinued Operations

We report our property dispositions as discontinued operations in accordance with GAAP.  Assuming we have no involvement after the sale, the sale of a multifamily community is considered a discontinued operation.  In addition, multifamily communities classified as held for sale are also considered a discontinued operation.  We generally consider assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.

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

In accounting for notes receivable by us or our Co-Investment Ventures, we evaluate whether the investments are loans, investments in joint ventures or acquisitions of real estate. In addition, we evaluate whether the loans contain any rights to participate in expected residual profits, provide sufficient collateral or qualifying guarantees or include other characteristics of a loan. As a result of our review, neither our wholly owned loans nor the loans made through our Co-Investment Ventures contain a right to participate in expected residual profits. In addition, the project borrowers remain obligated to pay principal and interest due on the loans with sufficient collateral, reserves or qualifying guarantees to account for the investments as loans.

Notes receivable are assessed for impairment in accordance with applicable GAAP.  Based on specific circumstances, we determine whether it is probable that there has been an adverse change in the estimated cash flows of the contractual payments for the notes receivable. We then assess the impairment based on the probability of collecting all contractual amounts. If the impairment is probable, we recognize an impairment loss equal to the difference between our investment or the Co-Investment Venture’s investment in the note receivable and the present value of the estimated cash flows discounted at the note receivable’s effective interest rate. Where we have the intent and the ability to foreclose on our security interest in the property, we will use the collateral’s fair value as a basis for the impairment.

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

Noncontrolling Interests

We report our Co-Investment Venture partners’ interest in our consolidated real estate joint venture and other subsidiary interests held by third parties as noncontrolling interests.  We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder based on its ownership percentage.

Deferred Financing Costs

Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.

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

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most consolidated properties, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our Advisor is obligated to reimburse us for all investment-related expenses that the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets.  Acquisition costs and expenses include amounts incurred with our Advisor and with third parties.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2011 or December 31, 2010.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2011 and December 31, 2010, we have no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (“Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of June 30, 2011, no options have been issued.  For the three and six months ended June 30, 2011 and 2010, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of June 30, 2011 and December 31, 2010, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

Reportable Segments

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income (loss) is from investments in real estate properties that we wholly own or own through Co-Investment Ventures, the latter of which may be accounted for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates, rental rates, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of June 30, 2011, we believe the carrying values of cash and cash equivalents, notes receivable, affiliate receivables and payables and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of June 30, 2011, we estimate the fair value of our mortgage loans payable at $155.3 million, compared to its carrying value of $151.5 million.  As of December 31, 2010, we estimate the fair value of our mortgage loans payable at $94.7 million compared to its carrying value of $93.4 million.  As of June 30, 2011 and December 31, 2010, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; revenue recognition of note receivable interest income and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 to be consistent with 2011 presentation.  Specifically, for the six months ended June 30, 2010, the $402,000 decrease in accounts receivable and $110,000 decrease in accrued interest on note receivable were combined and included in other assets.  Additionally, the $370,000 of mortgage financing costs and $2.5 million of credit facility financing costs were combined and included in financing costs paid.  We believe these changes in presentation simplify the cash flow by combining immaterial line items and providing additional detail regarding our financing activities.

3.             New Accounting Pronouncements

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our consolidated financial statements or disclosures.

4.             Real Estate Investments

We make real estate investments through entities wholly owned by us or through real estate joint ventures.  As of June 30, 2011, we had 11 wholly owned real estate investments and 25 investments in real estate joint ventures.  As of December 31, 2010, we had ten wholly owned real estate investments and 23 investments in real estate joint ventures.  All of our investments in real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

The following tables present our consolidated real estate investments and our investments in unconsolidated real estate joint ventures as of June 30, 2011 and December 31, 2010.  The investments are categorized as of June 30, 2011 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment.  The definitions of each stage are as follows:

•      Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion)

for both the current and prior reporting period.

•      Stabilized / Non-comparable are communities that have been stabilized or acquired on or after January 1, 2010.

•      Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•      Developments are communities currently under construction for which leasing activity has not commenced.

			Total Real Estate, Net
			(in millions)
Consolidated Communities (a)	Location	Units	June 30, 2011	December 31, 2010
Stabilized/Comparable:
The Gallery at NoHo Commons	Los Angeles, CA	438	$101.1	$102.9
Grand Reserve Orange	Orange, CT	168	23.9	24.3
Mariposa Loft Apartments	Atlanta, GA	253	26.6	27.1
Stabilized/Non-Comparable:
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	36.1	36.8
Acappella	San Bruno, CA	163	53.3	54.2
Allegro	Addison, TX	272	43.2	43.5
Argenta	San Franciso, CA	179	92.0	—
Burnham Pointe	Chicago, IL	298	84.4	85.1
The Lofts at Park Crest	McLean, VA	131	47.0	48.0
The Reserve at LaVista Walk	Atlanta, GA	283	38.0	38.5
Stone Gate	Marlborough, MA	332	62.8	—
Uptown Post Oak	Houston, TX	392	61.9	62.7
West Village	Mansfield, MA	200	35.2	—
Development:
Allegro Phase II	Addison, TX	121	1.1	0.9
		3,507	$706.6	$524.0

			Our Investment in Unconsolidated
			Real Estate Joint Ventures
			(in millions)
Unconsolidated Communities (b) (c)	Location	Units	June 30, 2011	December 31, 2010
Equity Investments
Stabilized/Comparable:
Burrough’s Mill	Cherry Hill, NJ	308	$6.7	$7.1
Calypso Apartments and Lofts	Irvine, CA	177	13.1	13.6
Halstead	Houston, TX	301	6.0	6.5
The Reserve at John’s Creek Walk (d) (e)	Johns Creek, GA	210	3.0	3.4
Waterford Place (f)	Dublin, GA	—	—	9.8
Stabilized/Non-comparable:
4550 Cherry Creek	Denver, CO	288	12.6	12.5
55 Hundred (d) (e)	Arlington, VA	234	20.0	21.6
7166 at Belmar	Lakewood, CO	308	11.7	12.4
Briar Forest Lofts	Houston, TX	352	8.7	9.1
The Cameron (d) (e) (g)	Silver Spring, MD	325	14.0	11.2
Cyan/PDX	Portland, OR	352	21.0	45.4
The District Universal Boulevard	Orlando, FL	425	12.0	33.4
Eclipse	Houston, TX	330	6.1	6.8
Fitzhugh Urban Flats	Dallas, TX	452	10.9	11.1
Forty 55 Lofts	Marina del Rey, CA	140	12.3	12.7
Grand Reserve (h)	Dallas, TX	149	5.7	5.5
Satori (d) (e)	Fort Lauderdale, FL	279	10.2	11.0
Skye 2905	Denver, CO	400	20.6	27.8
Tupelo Alley	Portland, OR	188	10.3	10.7
The Venue	Clark County, NV	168	13.9	14.4
Veritas (e) (i)	Henderson, NV	430	13.8	14.2
Lease Up:
Bailey’s Crossing (d) (e)	Alexandria, VA	414	28.6	29.3
San Sebastian	Laguna Woods, CA	134	19.6	19.9
		6,364	$280.8	$349.4
Total units - consolidated and unconsolidated		9,871

(a)   Our ownership interest in all of our consolidated communities is 100% except for the following communities:  Argenta (96%), Stone Gate (55%) and West Village (55%).  Each of these communities is owned through a single BHMP CO-JV, where the percentages indicate our effective ownership.  Each of these communities may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(b)   Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55% except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%).  Each of our investments in unconsolidated real estate joint ventures may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(c)   Each of the investments wholly own the underlying property or loan investment except where otherwise noted.

(d)   Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties.

(e)   Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(f)    In April 2011, the Waterford Place BHMP CO-JV operating agreement was modified, requiring us to consolidate the

Waterford Place BHMP CO-JV.  In May 2011, the Waterford Place BHMP CO-JV sold the Waterford Place multifamily community for a sales price of $110 million, before closing costs.  The net proceeds were used to acquire Stone Gate and West Village, both of which are consolidated multifamily communities.

(g)   In April 2011, the Cameron BHMP CO-JV converted its loan investment into an equity investment in The Cameron.

(h)   Loan investment by a BHMP CO-JV.

(i)    Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by a BHMP CO-JV.

Investments in real estate

In April 2011, the Waterford Place BHMP CO-JV operating agreement was modified, requiring us to consolidate our 55% ownership interest in the Waterford Place BHMP CO-JV.  No consideration was paid in connection with the business combination.  The principal asset of the Waterford Place BHMP CO-JV was the Waterford Place multifamily community, which at the time of the business combination was classified as held for sale.  We recognized a gain of $18.1 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our partnership interest just before the modification.  The fair value was substantially derived from the terms of the sale agreement, which closed in May 2011.  Accordingly, we recognized no gain or loss upon the sale of Waterford Place.  All of the discontinued operations presentation in 2011 relates to Waterford Place for the period from April 2011, the date of consolidation, to May 2011, the date of sale.

During the six months ended June 30, 2011, through our Waterford Place BHMP CO-JV, we acquired in separate transactions three consolidated interests in multifamily communities, Argenta (96%), West Village (55%) and Stone Gate (55%), totaling 711 units, for an aggregate gross purchase price of approximately $194.7 million.  A portion of the aggregate purchase price was funded with mortgage loan payables of $58.5 million. We had no acquisitions during the three months ended March 31, 2011.

For the six months ended June 30, 2010, we acquired in separate transactions three wholly owned multifamily communities, Acacia on Santa Rosa Creek, The Lofts at Park Crest and Burnham Pointe, totaling 706 units, for an aggregate purchase price of approximately $194.8 million, including the assumption of a mortgage loan payable of $26.7 million.

The following tables present certain additional information regarding our 2011 and 2010 acquisitions.  The tables provide separate information for our material 2011 acquisition, Waterford Place, and material 2010 acquisitions, The Lofts at Park Crest and Burnham Pointe.

The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date individually presented for the material acquisitions and summarized for the other 2011 and 2010 non-material acquisition are as follows (in millions):

	2011 Acquisitions as of June 30, 2011			2010 Acquisitions as of June 30, 2010
	Waterford	Non-Material	Total 2011	The Lofts at	Burnham	Non-Material	Total 2010
	Place	Acquisitions	Acquisitions	Park Crest	Pointe	Acquisitions	Acquisitions
Assets held for sale	$110.9	$—	$110.9	$—	$—	$—	$—
Land	—	24.7	24.7	—	10.4	8.1	18.5
Buildings and improvements	—	166.3	166.3	49.7	76.0	29.5	155.2
Cash	0.2	—	0.2
Intangible assets:
In place lease	—	3.5	3.5	2.7	1.6	1.0	5.3
Contractual rights (a)	—	—	—	16.2	—	—	16.2
Total intangible assets	—	3.5	3.5	18.9	1.6	1.0	21.5
Other assets	0.3	—	0.3	—	—	—	—
Liabilities related to assets held for sale	(61.2)	—	(61.2)	—	—	—	—
Mortgage loan payable	—	(58.5)	(58.5)	—	—	(26.8)	(26.8)
Deferred lease revenues and other liabilities (b)	—	—	—	(0.4)	—	—	(0.4)
Noncontrolling interests- equity	(0.1)	—	(0.1)	—	—	—	—
Total	$50.1	$136.0	$186.1	$68.2	$88.0	$11.8	$168.0

(a)          Contractual rights include land and parking garage rights.

(b)         The deferred lease revenues and other liabilities relate to contingent consideration payable of $0.4 million.

The amounts recognized for revenues and net income (losses) from the acquisition dates to June 30, 2011 and 2010, individually for material acquisitions and summarized for non-material acquisitions are as follows (in millions).  Due to the timing of our acquisitions, the amounts for Burnham Pointe were not material for the six months ended June 30, 2010 and are therefore not quantified in the table below.

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Waterford	Non-Material	Total 2011	The Lofts at	Burnham	Non-Material	Total 2010
	Place	Acquisitions	Acquisitions	Park Crest	Pointe	Acquisitions	Acquisitions
Revenues	$—	$2.0	$2.0	$1.9	$—	$2.2	$4.1
Acquisition expenses	$—	$2.9	$2.9	$0.4	$1.0	$0.1	$1.5
Depreciation and amortization	$—	$1.8	$1.8	$1.1	$—	$1.7	$2.8
Gain on revaluation of equity on a business combination	$18.1	$—	$18.1	$—	$—	$—	$—
Income from discontinued operations, net of noncontrolling interest	$0.2	$—	$0.2	$—	$—	$—	$—
Net income (loss), net of noncontrolling interest	$18.3	$(3.6)	$14.7	$(0.2)	$(1.0)	$(1.1)	$(2.3)

The following unaudited consolidated pro forma information is presented as if we acquired each of the properties on January 1, 2010.  This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $5.8 million for the three and six months ended June 30, 2011, and $2.8 million and $5.5 million for the three and six months ended June 30, 2010, respectively.  The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the proforma results below as income (loss) from continuing operations was not affected by these transactions.  We have excluded the gain on revaluation of equity on a business combination of $18.1 million for the acquisition of Waterford Place for the three and six months ended June 30, 2011.  The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in millions, except per share):

	Proforma		Proforma
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$16.8	$14.3	$35.2	$22.5
Depreciation and amortization	$8.6	$9.5	$16.7	$16.7
Loss from continuing operations	$(6.2)	$(5.5)	$(10.6)	$(16.8)
Loss from continuing operations per share	$(0.05)	$(0.05)	$(0.12)	$(0.24)

Depreciation expense associated with our consolidated buildings and improvements for the three months ended June 30, 2011 and 2010 was approximately $5.8 million and $2.3 million, respectively.  Depreciation expense associated with our consolidated buildings and improvements for the six months ended June 30, 2011 and 2010 was approximately $10.5 million and $4.1 million, respectively.

Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily leases and terms ranging from three to 20 years for retail leases.  Amortization expense associated with our lease intangibles for the three months ended June 30, 2011 and 2010 was approximately $1.7 million and $1.1 million, respectively.  Amortization expense associated with our lease intangibles for the six months ended June 30, 2011 and 2010 was approximately $2.8 million and $2.7 million, respectively.

Included in other contractual intangibles as of June 30, 2011 and December 31, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
of lease intangibles
(in millions)
July - December 2011	$2.8
2012	$0.4
2013	$0.4
2014	$0.4
2015	$0.4

As of June 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

	June 30, 2011			December 31, 2010
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$608.7	$15.6	$16.3	$440.6	$12.1	$16.3
Less: accumulated depreciation and amortization	(24.4)	(10.8)	(0.4)	(13.9)	(8.2)	(0.2)
Net	$584.3	$4.8	$15.9	$426.7	$3.9	$16.1

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

PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor.  As of June 30, 2011, approximately $32.4 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.

Generally, the BHMP Co-Investment Partner will co-invest with a 45% equity interest, and we will co-invest with a 55% equity interest, although the BHMP Co-Investment Partner may elect smaller allocations.  Capital contributions and cash distributions are allocated pro rata in accordance with ownership interests.

Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted.  Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a “BHMP CO-JV.”  Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investments and obtaining legally separated debt and equity financing.  In certain circumstances, the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT.

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investments must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner.  In addition, without the consent of all members of the BHMP CO-JV, the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV’s investments or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor.  Each BHMP CO-JV provides buy-sell rights between the members in the event of a “major dispute” as defined in each respective BHMP CO-JV operating agreement.

We have determined that our BHMP CO-JVs are not variable interest entities.  For 22 of the 23 BHMP CO-JVs, we have determined that each member has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each of those 22 BHMP CO-JVs using the equity method of accounting.  For one of the BHMP CO-JVs, Waterford Place BHMP CO-JV, we concluded that we have the controlling interest in the BHMP CO-JV and accordingly, the BHMP CO-JV is consolidated and not included in the following information beginning April 1, 2011.

Certain BHMP CO-JVs have made equity investments with third-party owners in, and/or have made loans to, entities that own multifamily operating or development communities.  The collective group of these operating or development entities is collectively referred to herein as “Property Entities.”  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

As of June 30, 2011, 22 of our BHMP CO-JVs include equity investments in Property Entities.  Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these 22 Property Entities, 20 investments are reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

During the six months ended June 30, 2011, we did not form any new BHMP CO-JVs.  During the six months ended June 30, 2010, we formed five new BHMP CO-JVs.

In April 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity.  In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity.  The BHMP CO-JV also contributed approximately $3.8 million of additional capital. The BHMP

CO-JV’s capital contribution along with a capital contribution from an unaffiliated third party partner was used by The Cameron Property Entity to restructure and extend the maturity of the $72.7 million senior loan, to redeem a partner’s equity ownership interest and to pay other closing costs. Our portion of the BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from our Initial Public Offering.

As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third-party owner.  The Cameron BHMP CO-JV will now report its investment in The Cameron Property Entity on a consolidated basis.

Also during the six months ended June 30, 2011, the BHMP CO-JVs Cyan/PDX and The District Universal Boulevard obtained new mortgage financing aggregating $70.5 million.  Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $43.4 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the six months ended June 30, 2011.  Additionally, the Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan.  Our share of the distributions was approximately $5.0 million and is classified as a return of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the six months ended June 30, 2011.

The summarized financial data shown below presents the combined accounts of each of the BHMP CO-JVs and  Property Entities where there is a corresponding BHMP CO-JV equity investment.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

Balance Sheet Data:

	June 30, 2011	December 31, 2010
Land, buildings and improvements	$1,212.4	$1,181.8
Less: accumulated depreciation and amortization	(55.0)	(37.6)
Land, buildings and improvements, net	1,157.4	1,144.2
Notes receivable, net	7.4	26.3
Cash and cash equivalents	15.3	13.4
Intangible assets, net of accumulated amortization of $15.7 million and $12.9 million as of June 30, 2011 and December 31, 2010, respectively	1.8	5.0
Other assets, including restricted cash	15.6	18.3
Total assets	$1,197.5	$1,207.2

BHMP CO-JV level mortgage loans payable	$431.0	$337.7
Property Entity level construction and mortgage loans payable	253.8	253.2
Accounts payable, interest payable and other liabilities	17.6	18.5
Total liabilities	702.4	609.4

Redeemable, noncontrolling interests	6.7	7.8

Our members’ equity	263.9	333.9
BHMP CO-Investment Partner’s equity	204.6	250.3
Nonredeemable, noncontrolling interests	19.9	5.8
Total equity	488.4	590.0
Total liabilities and equity	$1,197.5	$1,207.2

Operating Data:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental revenues	$25.1	$13.3	$47.6	$22.6
Interest income	1.3	2.4	2.8	4.8
	26.4	15.7	50.4	27.4
Expenses:
Property operating expenses	7.6	6.2	14.5	11.3
Real estate taxes	3.3	1.8	6.6	3.3
Interest expense	6.7	3.7	12.3	7.0
Acquisition expenses	—	0.5	—	0.9
Depreciation and amortization	14.6	9.3	27.4	16.8
	32.2	21.5	60.8	39.3
Loss from continuing operations	(5.8)	(5.8)	(10.4)	(11.9)
Loss from discontinued operations	—	(0.2)	(0.2)	(1.0)
Net loss	(5.8)	(6.0)	(10.6)	(12.9)
Net loss attributable to noncontrolling interests	1.3	1.2	2.3	2.5
Net loss attributable to consolidated BHMP CO-JV	$(4.5)	$(4.8)	$(8.3)	$(10.4)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(2.5)	$(2.8)	$(4.6)	$(6.0)

Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place Property Entity through the periods ended April 1, 2011, the date which we consolidated the real estate joint venture.   The table below shows operating results included in discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Rental revenue	$—	$2.0	$2.0	$4.0

Expenses
Property operating expenses	—	0.5	0.4	0.9
Real estate taxes	—	0.2	0.3	0.4
Interest expense	—	0.7	0.7	1.4
Depreciation and amortization	—	0.8	0.8	2.3
Total expenses	—	2.2	2.2	5.0

Loss from discontinued operations	$—	$(0.2)	$(0.2)	$(1.0)

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	June 30, 2011	December 31, 2010
Balance of our member’s equity in the BHMP CO-JVs	$261.9	$333.9
Other capitalized costs, net of amortization	18.9	15.5
Investments in unconsolidated real estate joint ventures	$280.8	$349.4

Included in the combined financial data are certain notes receivable from Property Entities to BHMP CO-JVs.  All note receivable advances have reached their required maximum funding amounts.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount		Fixed
Name of Underlying Property	June 30, 2011	December 31, 2010	Interest Rate	Maturity Date
Grand Reserve	$7.4	$7.4	10.0%	April 2012
The Cameron (a)	—	18.9	9.5%	December 2012
Total BHMP CO-JV Notes Receivable, net	7.4	26.3

(a) In April 2011, the Cameron BHMP CO-JV converted its note receivable into an equity investment in The Cameron.  See further discussion above.

In the combined financial data, a note receivable and note payable between the BHMP CO-JV and its Property Entity in which the BHMP CO-JV has an equity interest are eliminated.  Below is the eliminated BHMP CO-JV’s note receivable (amounts in millions):

	Carrying Amount
Name of Underlying Property	June 30, 2011	December 31, 2010	Fixed Interest Rate	Maturity Date
Veritas	$21.0	$21.0	13.0%	December 2013
Total BHMP CO-JV Notes Receivable eliminated in combination	$21.0	$21.0

As of June 30, 2011 and December 31, 2010, BHMP CO-JVs are also subject to senior mortgage loans payable as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs.  The lenders for these loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions and monthly LIBOR at June 30, 2011 was 0.19%):

	Carrying Amount
BHMP CO-JV Level Mortgage Loans Payable	June 30, 2011	December 31, 2010	Interest Rate	Maturity Date
The Cameron	$72.7	$—	Monthly LIBOR + 389 bps	April 2013
Waterford Place (a)	—	59.0	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	28.6	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	24.0	4.21% - Fixed	March 2015
7166 at Belmar	22.8	22.8	4.11% - Fixed	June 2015
Cyan/PDX	33.0	—	4.25% - Fixed	April 2016
Burrough’s Mill	26.0	26.0	5.29% - Fixed	October 2016
Fitzhugh Urban Flats	28.0	28.0	4.35% - Fixed	August 2017
Eclipse	20.8	20.8	4.46% - Fixed	September 2017
Briar Forest Lofts	21.0	21.0	4.46% - Fixed	September 2017
Tupelo Alley	19.3	19.3	3.58% - Fixed	October 2017
Halstead	15.7	15.7	3.79% - Fixed	November 2017
The District Universal Boulevard	37.5	—	4.54% - Fixed	June 2018
Skye 2905 (b)	56.1	47.0	4.19% - Fixed	June 2018
Forty 55 Lofts	25.5	25.5	3.90% - Fixed	October 2020
Total	$431.0	$337.7

(a)                                  The mortgage loan was eliminated from this presentation upon our consolidation of the BHMP CO-JV in April 2011.

(b)         In May 2011, the Skye 2905 BHMP CO-JV closed on a $56.1 million mortgage and repaid a $47.0 million floating rate bridge loan.

As of June 30, 2011 and December 31, 2010, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments made or held by the BHMP CO-JVs.  The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and, with respect to Satori and Veritas, to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at June 30, 2011 was 0.19%):

Property Entity Level Construction	Carrying Amount
and Mortgage Loans Payable	June 30, 2011	December 31, 2010	Interest Rate	Maturity Date
Satori (a)	$70.9	$71.3	Monthly LIBOR + 140 bps	October 2011
Bailey’s Crossing (a)	71.6	71.1	Monthly LIBOR + 275 bps	November 2011
Veritas (a)	37.1	35.1	Monthly LIBOR + 275 bps	December 2012
The Reserve at John’s Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred (a)	51.2	52.7	Monthly LIBOR +300 bps	November 2013
Total	$253.8	$253.2

(a)          Each of these Property Entity level construction loans were initially used to fund development projects and are now substantially funded.  Each construction loan has provisions allowing for prepayment at par and extensions, generally two one-year options if certain operational performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

As of June 30, 2011, approximately $1.1 billion of the net carrying value of land, buildings and collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

In 2010, the Grand Reserve BHMP CO-JV terminated an option agreement with the Grand Reserve Property Entity canceling options for the BHMP CO-JV to acquire an interest in the multifamily community and for the Property Entity to obligate the BHMP CO-JV to acquire the multifamily community (the “Put Option”).  In June 2011, the Property Entity attempted to give notice of its exercise of the Put Option; despite the BHMP C0-JVs prior termination of the agreement giving rise to such option.  Following that attempt, the BHMP CO-JV reiterated that the option agreement had been terminated. On July 27, 2011, the Property Entity filed an arbitration claim, seeking determination by the arbiter as to the validity of the termination of the option agreement by the BHMP CO-JV.   The BHMP CO-JV has and intends to continue to vigorously deny the validity of the option agreement that gave rise to the Put Option and believes it has meritorious defenses.  Accordingly, no amount related to the Put Option has been recognized by the Grand Reserve BHMP CO-JV as of June 30, 2011.  At this time, an estimate of any potential loss cannot be made.

5.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail space, representing approximately 8% of total rentable area.  Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2011 for our consolidated multifamily communities are as follows (in millions):

Future Minimum
Year	Lease Payments
July through December 2011	$1.1
2012	2.3
2013	2.3
2014	2.3
2015	2.3
Thereafter	26.6
Total	$36.9

6.                                      Mortgage Loans Payable

The following presents the carrying amounts of the mortgage loans payable as of June 30, 2011 and December 31, 2010 (amounts in millions and monthly LIBOR at June 30, 2011 was 0.19%):

	Balance Outstanding
Mortgage Loans Payable	June 30, 2011	December 31, 2010	Type of Loan	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$25.9	$26.3	Principal and interest	4.63% - Fixed	May 2013
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - Fixed	November 2016
Mariposa Loft Apartments	15.8	15.8	Interest-only	5.21% - Fixed	March 2017
Total Wholly-Owned	93.0	93.4

West Village	21.5	—	Principal and interest	Monthly LIBOR + 280 bps	December 2013
Stone Gate	37.0	—	Principal and interest	4.24% - Fixed	July 2018
Total Consolidated BHMP CO-JV	58.5	—

Total All	$151.5	$93.4

In connection with our business combination of the Waterford Place BHMP CO-JV, we consolidated the Waterford Place mortgage loan payable of $58.6 million as of April 1, 2011.  In connection with the sales of the Waterford Place multifamily community in May 2011, the buyer assumed the mortgage loan payable at par.

As of June 30, 2011, $263.9 million of the net carrying value of real estate collateralized the mortgage loans payable.

Contractual principal payments for the remainder of 2011 and each of the four subsequent years and thereafter are as follows (in millions):

Contractual
Year	Principal Payments
July through December 2011	$0.8
2012	1.8
2013	46.3
2014	0.7
2015	0.7
Thereafter	101.2
Total	$151.5

7.                                      Credit Facility Payable

On March 26, 2010, we closed on a $150.0 million credit facility.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of June 30, 2011, the applicable margin was 2.08% and the base rate was 0.19% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain indirectly wholly owned multifamily communities where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.   As of June 30, 2011, $245.6 million of the net carrying value of real estate collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting purposes.  As of June 30, 2011, available but undrawn amounts under the credit facility are approximately $111 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2011.

8.             Noncontrolling Interests

Noncontrolling interest in real estate properties represents the partner’s proportionate share of the equity in consolidated real estate ventures.  Income and losses are allocated to the noncontrolling interest holder based on its ownership percentage.  The noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity.

As part of our consolidation of the Waterford Place BHMP CO-JV in April 2011, we acquired a controlling interest in the multifamily communities owned by the Waterford Place BHMP CO-JV.  The noncontrolling ownership interest’s proportionate share of the equity in each of these entities is as follows:  Waterford Place (45%), Argenta (4%), West Village (45%) and Stone Gate (45%).  During May 2011, we and the noncontrolling interest sold Waterford Place.  The balance of the noncontrolling interest in the remaining three multifamily communities was $22.2 million as of June 30, 2011.

Noncontrolling interests also include 121 units of preferred units issued by Behringer Harvard Waterford Place REIT, LLC (the “Waterford REIT”) to third parties as of June 30, 2011.   As of June 30, 2011, the carrying amount of the preferred units’ noncontrolling interest was approximately $0.1 million.  The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members’ equity.  The Waterford REIT, at its option, may redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit of $100 for the first year which declines in value $25 each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

9.                                      Stockholders’ Equity

Capitalization

As of June 30, 2011 and December 31, 2010, we had 137,058,839 and 102,859,791 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares issued to Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of June 30, 2011 and December 31, 2010, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of June 30, 2011.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of June 30, 2011 and December 31, 2010, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

As of June 30, 2011 and December 31, 2010, we did not have any unpaid redemptions.

Distributions

Distributions, including those paid by issuing shares under the DRIP, for the six months ended June 30, 2011 and 2010 were as follows (amounts in millions):

	Distributions
	Declared	Paid
For the Six Months Ended June 30, 2011
Second Quarter	$18.5	$17.7
First Quarter	15.9	15.4
Total	$34.4	$33.1

For the Six Months Ended June 30, 2010
Second Quarter	$13.9	$13.1
First Quarter	11.1	10.2
Total	$25.0	$23.3

Our board of directors declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the third quarter of 2011.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

10.          Commitments and Contingencies

Each of the BHMP CO-JVs and each of the BHMP CO-JV equity investments that include unaffiliated third-party owners include buy/sell provisions.  Under these provisions and during specific periods, an owner could make an offer to purchase the interest of the other owners, and the other owners would have the option to accept the offer or purchase the offering owner’s interest at that price.  As of June 30, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process if the limited partner were to exercise its rights to put its interests to the Bailey’s Crossing BHMP CO-JV. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of June 30, 2011 is approximately $11.8 million.  Based on this value, our share would be approximately $6.5 million.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of June 30, 2011 and December 31, 2010, we had approximately $15.2 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

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

Certain of these services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated, and may be renewed for an unlimited number of successive one-year terms.  The current term of the Advisory Management Agreement expires on July 1, 2012.  The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

Subject to the deferral described below, we are required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”). However, the Advisor is obligated to reimburse us after the completion of the public offering to the extent that O&O Reimbursement paid by us exceeds 1.5% of the gross proceeds of the completed Initial Public Offering. For the three and six months ended June 30, 2011, we reduced our estimate of O&O Reimbursement by $0.8 million to adjust to our estimate of the O&O Reimbursement we anticipate disbursing to our Advisor.  For the three and six months ended June 30, 2010, we incurred O&O Reimbursement of approximately $2.7 million and $5.0 million, respectively.  As of June 30, 2011, the amount by which our O&O Reimbursement exceeded 1.5% of the gross proceeds of our Initial Public Offering was approximately $3.2 million.

Our Advisor has agreed to defer the currently unpaid O&O Reimbursement and any additional amounts incurred through September 2, 2011, the terminating date of the primary portion of our Initial Public Offering.  Based on our review of projected gross proceeds from our Initial Public Offering we have limited the amount of O&O Reimbursement accruals to amounts we currently expect to have to disburse. As of June 30, 2011, $2.0 million of O&O Reimbursement was accrued and unpaid.  As of June 30, 2011, our Advisor has incurred expenses related to the offering totaling $29.2 million, of which approximately $7.4 million has not been recognized by us as offering costs.

Behringer Securities, an affiliate of our Advisor, serves as the dealer manager for the Initial Public Offering and receives selling commissions of up to 7% of gross offering proceeds.  The dealer manager may reallow commissions earned by participating broker-dealers.  In connection with the Initial Public Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee.   No selling commissions or dealer manager fees are paid on purchases made pursuant to our DRIP.

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sale of common stock
Gross proceeds	$228.3	$148.8	$333.5	$288.3
Less offering costs:
O&O Reimbursement (a)	0.8	(2.7)	0.8	(5.0)
Dealer manager fees	(5.7)	(3.7)	(8.3)	(7.2)
Selling commissions	(15.6)	(9.9)	(22.8)	(19.3)
Total offering costs	(20.5)	(16.3)	(30.3)	(31.5)
Sale of common stock, net	$207.8	$132.5	$303.2	$256.8

(a)          During the three months ended June 30, 2011, we reduced our estimate of O&O reimbursement by $0.8 million to adjust to our estimate of O&O Reimbursement we anticipate disbursing to our Advisor.

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

For the three months ended June 30, 2011 and 2010, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $3.5 million and $3.7 million, respectively. For the six months ended June 30, 2011 and 2010, our Advisor earned acquisition and advisory fees of approximately $3.5 million and $6.4 million, respectively. For the three and six months ended June 30, 2010, $2.0 million and $2.5 million, respectively, were capitalized to investments in unconsolidated real estate joint ventures.   For the three and six months ended June 30, 2011, there were no amounts capitalized to investments in unconsolidated real estate joint ventures.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three and six months ended June 30, 2011, our Advisor has earned debt financing fees of $0.9 million and $1.0 million, respectively.  For the three and six months ended June 30, 2010, our Advisor has earned debt financing fees of approximately $0.2 million and $2.1 million, respectively.

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

For the three months ended June 30, 2011 and 2010, our Advisor earned asset management fees of approximately $1.6 million and $1.4 million, respectively.  For the six months ended June 30, 2011 and 2010, our Advisor earned asset management fees of approximately $3.1 million and $2.7 million, respectively.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management do not give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days’ prior written notice.  Further, the Property Management Agreement applies where we have control over the selection of property management.  As of June 30, 2011, 32 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement.  For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

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

For the three and six months ended June 30, 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $0.8 million and $1.4 million, respectively, and only earned minimal fees for the comparable periods of 2010.

As part of our reimbursement of administrative expenses, we reimburse our Advisor for any direct expenses and costs of salaries and benefits of persons employed by our Advisor performing advisory services for us, provided, however, that we will not reimburse our Advisor for personnel employment costs incurred by our Advisor in performing services under the Advisory Management Agreement to the extent that the employees perform services for which the Advisor receives a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties.  We also do not reimburse our Advisor for the salary or other compensation of our executive officers.

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended June 30, 2011 and 2010 of approximately $0.5 million and $0.6 million, respectively.  For the six months ended June 30, 2011 and 2010, general and administrative expenses incurred were approximately $1.0 million and $1.1 million, respectively.

12.          Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $-0- and $0.9 million in 2011 and 2010, respectively	$4.9	$1.2

Non-cash investing and financing activities:
Net assets held for sale acquired in business combination with no consideration paid	$(108.5)	$—
Mortgage note payable assumed by purchaser of asset held for sale	$(58.4)	$—
Acquisition of controlling interest	$22.6	$—
Assumptions of mortgage note payable	$80.1	$26.7
Stock issued pursuant to our DRIP	$15.1	$10.5
Distributions payable	$6.5	$4.9
Accrued offering costs and dealer manager fees	$(0.2)	$1.6
Accrued other investing	$0.4	$0.1
Redemptions payable	$—	$4.0

13.          Discontinued Operations

Effective April 1, 2011, we acquired a controlling interest in the Waterford Place BHMP CO-JV which owned the Waterford Place multifamily community and thus consolidated the entity as of that date.   Waterford Place was classified as held for sale on April 1, 2011 at the time management committed to a plan to sell the asset.  Waterford Place was recorded at its fair value and in conjunction with these transactions, we recorded a gain on the revaluation of  equity on a business combination.  During May 2011, we sold Waterford Place for a contract price of $110 million, before closing costs.  As the multifamily community’s assets and liabilities were already recorded at their fair values, no resulting gain or loss on sale was recorded at the closing of the sale.

The results of operations for Waterford Place have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011.  Because the property was recorded using the equity method of accounting  prior to April 1, 2011, discontinued operations are only presented from April 1, 2011 through June 30, 2011 in the following table (in millions):

For the
Three and Six
Months Ended
June 30, 2011
Rental revenue	$0.9

Expenses
Property operating expenses	0.2
Real estate taxes	0.1
Interest expense	0.3
Total expenses	0.6

Income from discontinued operations	$0.3

14.          Subsequent Events

Status of the Offering

For the period July 1, 2011 through July 31, 2011, we sold approximately 15.3 million shares of common stock for gross proceeds of approximately $152.1 million, including issuances through our DRIP.  The offering activities in respect of the primary portion of our Initial Public Offering will terminate no later than September 2, 2011.

Distributions Paid

On July 1, 2011, we paid total distributions of approximately $6.5 million, of which $2.9 million was cash distributions and $3.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2011. On August 1, 2011, we paid total distributions of approximately $7.3 million, of which $3.3 million was cash distributions and $4.0 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2011.

Financings of Real Estate

The following financings were completed with respect to consolidated multifamily communities subsequent to June 30, 2011:

•                  Allegro:  $24.0 million principal at a variable interest rate of one-month LIBOR plus 2.45% per annum and a three year term;

•                  Argenta:  $51.0 million principal at a fixed interest rate of 3.19% and a five year term; and

•                  Acappella:  $30.3 million principal at a fixed interest rate of 3.86% and a seven year term.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011 and the factors described below:

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

•                                          our ability to raise future capital through equity and debt security offerings and through joint venture arrangements;

•                                          our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•                                          conflicts of interest arising out of our relationships with our advisor and its affiliates;

•                                          unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

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

Cautionary Note

The agreements filed as exhibits to this Quarterly Report on Form 10-Q have been included to provide investors and security holders with information regarding their terms.  They are not intended to provide via their terms any other factual information about us. The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the state of our affairs.  Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of June 30, 2011, all of our investments have been in high quality multifamily communities located in the top 50 Metropolitan Statistical Areas (“MSAs”) in the United States.  We have made and intend to continue making investments both on our own, through consolidated investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

As of June 30, 2011, we have 11 wholly owned multifamily investments and 25 investments in Co-Investment Ventures.   We have funded these investments and intend to fund future investments with a combination of sources, including proceeds from our Initial Public Offering, mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us; however, we anticipate Co-Investment Ventures will represent a smaller percentage and consolidated investments will represent a larger percentage of our new investments in the future.

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

The offering activities in respect of the primary portion of our Initial Public Offering will terminate no later than September 2, 2011.

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

We plan to continue to offer shares under our DRIP beyond the above date.  In addition, our board has the discretion to extend the offering period for the shares being sold pursuant to our DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP, in which case we will notify participants in the plan of such extension.  In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate the distribution reinvestment plan offering at any time.

Co-Investment Ventures

As of June 30, 2011 all of our investments made through Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

Each of our separate joint ventures with the BHMP Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted. Each separate joint venture entity, together with its respective subsidiary REIT, is referred to herein as a “BHMP CO-JV.” Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investments and obtaining legally separated debt and equity financing.

Each BHMP CO-JV is managed by us or a subsidiary of ours, but the operation of the BHMP CO-JV’s investments must generally be conducted in accordance with operating plans approved by the BHMP Co-Investment Partner. In addition, without the consent of all members of the BHMP CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV certain major decisions affecting the BHMP CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV’s investments or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV, (3) approving initial and annual operating plans and capital expenditures or (4) incurring or materially modifying any indebtedness of the BHMP CO-JV in excess of $100,000 or causing the BHMP CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy-sell rights. The BHMP Co-Investment Partner may remove the manager for cause and appoint a successor. Distributions of net cash flow from the BHMP CO-JV will be distributed to the members no less than quarterly in accordance with the members’ ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own multifamily operating properties or development communities. The collective group of these operating property entities or development entities is collectively referred to herein as “Property Entities.” Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing.

As of June 30, 2011, one of our 23 BHMP CO-JVs has only a mezzanine loan investment in its Property Entity. The remaining 22 BHMP CO-JVs have made equity investments in operating properties.  We consolidate one of the BHMP CO-JVs which owns three multifamily communities.  Six BHMP CO-JVs have made equity investments with third party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property.  The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which were organized to own, construct, and finance only one particular real estate project. Each of these six BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation.  Based on this evaluation, four of the six investments are reported on a consolidated basis by the BHMP CO-JV.   The two remaining investments are recorded as unconsolidated real estate joint ventures and reported using the equity method of accounting by the respective BHMP CO-JVs.

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

For two Property Entities, Satori and Veritas, the unaffiliated third party developer provides completion guarantees and cost overrun protections.  The unaffiliated third party developer guarantees all principal and interest payments under the construction loan, usually through the term of the construction loan or in some cases until the property reaches certain operating milestones.

Market Outlook

During the second quarter of 2011, many of the economy’s key economic fundamentals exhibited significant indications of slowing growth. Second quarter GDP growth was reported at 1.3% and first quarter growth was revised down to 0.4%, a growth rate for the first half of the year of 0.8%. GDP growth of 2% to 3% is considered necessary to sustain moderate growth in the U.S.  Broad declines in demand benchmarks, primarily for personal consumption, employment growth, home construction expenditures, and business and government spending, were seen as the main factors. Also contributing to the slowdown was the unexpected uncertainty over the U.S. debt ceiling and the potential consequences to the U.S. debt rating, interest rates and liquidity, as well as the aftermath of first quarter issues related to rising energy prices, the Japanese earthquake and debt issues in Europe. Consequently, many economists, including those from the Federal Reserve, have lowered their GDP projections for the second half of 2011 and portions of 2012.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in multifamily investments should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still favorable. This group is growing in size and while the other age segments have experienced employment declines, their aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages is currently leading to more rental demand. Overall, the percentage of the U.S. population owning single family homes peaked in the late 2000’s at approximately 69%, it now stands at 66% and due to foreclosures and tighter lending standards is expected to revert to its long term average of 64%. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Should the U.S. economy continue in a slower growth mode, the demand supply imbalance could extend even longer.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  Five and ten year treasury rates have declined approximately 10% from their rates at December 31, 2010 to June 30, 2011. Subsequent to June 30, 2011, in response to the increase of the U.S. debt ceiling, in August 2011, treasury rates have fallen even further and are near their 10-year lows with 5 year treasury rates below 1.35% and 10 year rates below 2.85%. Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that a downgrade of the U.S. credit rating could reverse these trends, thus far this has not occurred and with the international support provided U.S. treasuries, both during and after the debt ceiling debate, and announcements that many treasury holders would not be required to sell their positions, it would seem to indicate a more limited disruption than originally discussed.

In addition to these macro-multifamily fundamentals, we believe the Company is financially positioned to withstand many impacts of an economic slowdown. Should there be an increase in interest rates, approximately 60% of the share of our debt is at long term, fixed rates.  Further, as of June 30, 2011, we held cash and cash equivalents of approximately $266.3 million and had borrowing capacity from our line of credit of $111.0 million. Our cash position is greater than our total company level debt and greater than our share of our variable rate debt. We believe this will give us flexibility to manage our interest rate exposure should interest rates in general increase.  However, the effects of a U.S. credit downgrade is unprecedented, with the potential consequences being uncertain, and may affect other sources of liquidity and capital, state and local government services and taxes, availability and pricing of insurance or other components of our operations.  There is no assurance that our liquidity position would maintain our competitive position in all circumstances.

Based on the demand, supply and financing fundamentals outlined above, multifamily is currently considered a favored class for real estate investors. Accordingly, competition for new multifamily acquisitions is intense, where we compete with companies that have significant capital positions and access to capital. This has led to increased pricing for multifamily communities, particularly institutional quality communities. Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Consequently, multifamily values are increasing and capitalization rates are compressing. Our approach is to continue to focus on high quality, core assets in institutional markets where there are barriers to entry for new multifamily communities. We generally will not participate in heavily bid acquisitions but will seek out properties and situations where our financial strength and experience allows us to differentiate our offers from other buyers. Previous situations where these strengths have provided us with acquisition opportunities include lender short sales, failed condominiums and debt restructurings.

Conversely, the favorable multifamily fundamentals have and may continue to provide opportunities to strategically monetize certain of our investments.  In May 2011, we sold our 55% interest in the Waterford Place multifamily community for a gross sales price of $110 million ($108.6 million net of closing costs).  This compared to its gross acquisition cost of $79.7 million in September 2009.  Our portion of the GAAP gain resulting from the sale was $18.1 million.  For this sale, we were able to selectively dispose of one of our older multifamily communities located in a suburban area and recycle the proceeds into a recently completed, highly amenitized, high-rise multifamily community in downtown San Francisco.  We believe we may have other opportunities to sell appreciated investments and recycle the capital into multifamily communities with more favorable total return prospects.

We believe that the projected demand for new developments coupled with the tight capital markets for new developments may also provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account.  GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations.  Banks and other debt providers tend to limit financing to approximately 60% of total costs.  These limitations, which may only increase if the U.S. experiences an overall economic slowdown, may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years).  During 2011, we have closed a development related loan investment for a $10.5 million at an interest rate of 14% and initial term of three years.  We will also evaluate developments for our own account or with development partners that meet our investment criteria.  During 2011, we commenced development of a 121 unit multifamily community adjacent to the Allegro in Addison, Texas.

We expect to use the proceeds from our Initial Public Offering as the primary funding source for the execution of our investment strategy and the expansion of our portfolio.  As of June 30, 2011, we have sold a total of approximately 126.1 million shares (including DRIP) of common stock and raised a total of $1.25 billion in gross proceeds from our Initial Public Offering.  The primary portion of our Initial Public Offering will terminate no later than September 2, 2011.  At the completion of our Initial Public Offering and the investment of all of the proceeds, we believe we will own sufficient assets that meet our investment objectives.

We intend to leverage the proceeds from these offerings with property debt and aim for a leverage ratio of approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio. However, market fundamentals related to capitalization rates, interest rates and financing terms could affect our eventual leverage ratio, thus, we will maintain a flexible policy as to leverage. We may use various forms of debt financing, including property specific, cross collateralized pools and credit facilities.  We will generally seek non-recourse financing, particularly for stabilized communities.

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

Property Portfolio

The table below presents our consolidated communities, investments in unconsolidated real estate joint ventures (all of which are currently BHMP CO-JVs) and wholly owned note receivables.  Each of these investments is categorized as of June 30, 2011 based on stages as defined below:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion of construction or acquisition) for both the current and prior reporting period.

•                  Stabilized / Non-comparable are communities that have been stabilized or acquired during or after January 1, 2010.

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

For each of the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide additional information describing the underlying investment.  All BHMP CO-JV information is presented gross and not proportionate to our ownership (amounts in millions):

		Physical Occupancy		Monthly Rental Rate
		Rates (a)		Per Unit (b)
		June 30,	December 31,	June 30,	December 31,
Consolidated Investments in Real Estate (c)	Units	2011	2010	2011	2010
Stabilized/Comparable:
The Gallery at NoHo Commons / Los Angeles, CA	438	90%	85%	$1,868	$1,877
Grand Reserve Orange / Orange, CT	168	92%	93%	$1,547	$1,511
Mariposa Loft Apartments / Atlanta, GA	253	97%	98%	$1,214	$1,164
Stabilized/Non-Comparable:
Acacia on Santa Rosa Creek / Santa Rosa, CA	277	93%	91%	$1,368	$1,309
Acappella / San Bruno, CA	163	94%	50%	$2,123	N/A
Allegro / Addison ,TX	272	93%	85%	$1,349	N/A
Argenta / San Francisco, CA	179	93%	N/A	$2,679	N/A
Burnham Pointe / Chicago, IL	298	90%	90%	$1,966	$2,016
The Lofts at Park Crest / Mc Lean, VA	131	94%	95%	$3,068	$3,046
The Reserve at LaVista Walk / Atlanta, GA	283	91%	91%	$1,114	$1,088
Stone Gate / Marlborough, MA	332	95%	N/A	$1,442	N/A
Uptown Post Oak / Houston, TX	392	98%	91%	$1,432	$1,389
West Village / Mansfield, MA	200	91%	N/A	$1,468	N/A
Developments:
Allegro Phase II/Addison, TX	121	N/A	N/A	N/A	N/A
The Domain / Houston, TX (d)	320	N/A	N/A	N/A	N/A
Total consolidated investments	3,827	93%	88%	$1,652	$1,340

		Physical Occupancy		Monthly Rental Rate
		Rates (a)		Per Unit (b)
Investments in Unconsolidated Real Estate		June 30,	December 31,	June 30,	December 31,
Joint Ventures (e) (f)	Units	2011	2010	2011	2010
Stabilized/Comparable:
Burrough’s Mill / Cherry Hill, New Jersey	308	90%	92%	$1,482	$1,453
Calypso Apartments and Lofts / Irvine, California	177	94%	92%	$1,779	$1,756
Halstead / Houston, Texas	301	92%	91%	$1,088	$1,074
The Reserve at John’s Creek Walk / Johns Creek, Georgia (g) (h)	210	97%	96%	$1,142	$1,122
Stabilized/Non-comparable:
4550 Cherry Creek / Denver, Colorado	288	90%	93%	$1,593	$1,549
55 Hundred / Arlington, Virginia(g) (h)	234	90%	82%	$1,706	N/A
7166 at Belmar / Lakewood, Colorado	308	92%	93%	$1,118	$1,070
Briar Forest Lofts / Houston, Texas	352	93%	94%	$1,037	$1,002
The Cameron / Silver Spring, Maryland (g) (h) (i)	325	94%	97%	$1,784	$1,735
Cyan/PDX / Portland, Oregon	352	88%	85%	$1,267	$1,254
The District Universal Boulevard / Orlando, Florida	425	90%	93%	$1,061	$1,041
Eclipse / Houston, Texas	330	95%	92%	$1,121	$1,073
Fitzhugh Urban Flats / Dallas, Texas	452	96%	92%	$1,035	$1,013
Forty 55 Lofts / Marina del Rey, California	140	94%	96%	$2,934	$2,830
Grand Reserve / Dallas, Texas (j)	149	95%	96%	$1,692	$1,686
Satori / Fort Lauderdale, Florida (g) (h)	279	90%	90%	$1,924	$1,815
Skye 2905 / Denver, Colorado	400	92%	89%	$1,411	N/A
Tupelo Alley / Portland, Oregon	188	92%	94%	$1,262	$1,198
The Venue / Clark County, Nevada	168	90%	80%	$912	$922
Veritas / Henderson, Nevada (g) (h) (k)	430	94%	76%	$1,028	N/A
Lease Up:
Bailey’s Crossing / Alexandria, VA (g) (h)	414	88%	76%	N/A	N/A
San Sebastian / Laguna Woods, California	134	59%	45%	N/A	N/A
Total investments in unconsolidated real estate joint ventures	6,364	91%	89%	$1,228	$1,022
Total all multifamily communities	10,191	92%	88%	$1,375	$1,112

(a)          Physical occupancy rate is defined as the units occupied as of June 30, 2011 and December 31, 2010 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  The total gross leasable area (“GLA”) of retail space for all of these communities is approximately 171,000 square feet, which is approximately 5% of total rentable area.  As of June 30, 2011, all of the communities with retail space are stabilized, and approximately 64% of the 171,000 square feet of retail space was occupied.  The following communities have retail space:  Allegro, Argenta, Burnham Pointe, The Lofts at Park Crest, The Reserve at La Vista Walk, 55 Hundred, The Cameron, Cyan/PDX, The District Universal Boulevard, The Reserve at Johns Creek Walk, Satori, Skye 2905, and Tupelo Alley.  The calculation of total average physical occupancy rates are based upon weighted average number of units.

(b)         Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2011 and December 31, 2010. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three and six months ended June 30, 2011, these other charges were approximately $3.0 million and $5.6 million, respectively, approximately 8% of total combined revenues for the periods presented. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.  Monthly rental revenue reflects rent actually accruing as of June 30, 2011 and December 31, 2010, respectively, and therefore reflects any concession on base rent as of those dates.  Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for properties classified as stabilized as of June 30, 2011 or December 31, 2010.  The calculation of total average monthly rental revenue per unit is based upon weighted average number of units and only includes amounts reported above.

(c)          Our ownership interest in all of our consolidated communities is 100% except for the following properties:  Argenta (96%), Stone Gate (55%) and West Village (55%).  Each of these properties is indirectly owned through a single BHMP CO-JV, where the percentages indicate our effective ownership.  Each of these properties may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(d)         Loan investment wholly owned by us.

(e)          Each of the investments wholly own the underlying property or loan investment except where otherwise noted.

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

(h)         Equity interests in the property owned by BHMP CO-JV and/or other owners may be subject to call rights, put rights   and/or buy-sell rights and/or right of BHMP CO-JV to convert mezzanine loan investment to equity in the property.

(i)             In April 2011, the Cameron BHMP CO-JV converted its loan investment into an equity investment in The Cameron.

(j)             Loan investment by a BHMP CO-JV and a separate loan investment wholly owned by us.

(k)          Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by a BHMP CO-JV.

Results of Operations

During the three months ended June 30, 2011, we acquired controlling interests in three multifamily communities through our consolidated BHMP CO-JV.  We had no acquisitions during the first quarter of 2011.  These 2011 acquisitions are contributing to increased results in the second quarter of 2011. In addition, during 2010, we purchased five wholly owned multifamily communities.   These 2010 acquisitions are producing a full quarter and year to date results in 2011.

In addition, many of our lease up multifamily communities have transitioned to stabilized operations. As of June 30, 2010, we had interests in 10 communities that were in lease up. As of June 30, 2011, eight of these communities were stabilized, producing increased net operating income.

The combination of increased interests in multifamily communities with a higher number of these multifamily communities stabilized has resulted in significant increases in all of our financial results. A summary of our multifamily communities as of June 30, 2011 and 2010 is as follows:

	As of June 30,
	2011	2010
Consolidated communities	14	6
Investments in unconsolidated real estate joint ventures	22	22
Total	36	28

Stabilized communities	33	18
Lease up communities	2	10
Development	1	—
Total	36	28

The three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Rental Revenues.  Rental revenues for the three months ended June 30, 2011 were approximately $15.0 million compared to $6.6 million for the three months ended June 30, 2010.  The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.   Property operating and real estate tax expenses for the three months ended June 30, 2011 and 2010 were approximately $6.7 million and $2.6 million, respectively.   The increase was due primarily to our acquisition activity as noted above.  We expect continued increases in these expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees.  Asset management fees for the three months ended June 30, 2011 and 2010 were approximately $1.6 million and $1.4 million, respectively. These fees are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 and 2010 were approximately $0.9 million and $1.1 million, respectively.  General and administrative expenses include corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees. The decrease is primarily due to reductions in professional costs included in amounts reimbursed to our Advisor.

Acquisition Expenses.  For the three months ended June 30, 2011, we incurred acquisition expenses of $5.8 million related to our consolidated in acquisitions of Argenta, West Village and Stone Gate.   Acquisition expenses for the three months ended June 30, 2010 were approximately $2.8 million and related to our acquisition of Burnham Pointe.  The majority of the acquisition and expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended June 30, 2011 and 2010 was approximately $2.0 million and $1.4 million, respectively.  The increase was principally due to increased borrowings related to our credit facility.  In the first quarter of  2010, we closed on a $150 million credit facility with borrowings ranging from $10 million to $30 million ($10 million outstanding on June 30, 2010).  During the three months ended June 30, 2011, our borrowings under the credit facility ranged from $39.0 million to $113.0 million ($39.0 million outstanding on June 30, 2011).  The increased borrowings in 2011 were partially offset by a decline in the LIBOR base rate interest.   Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees were $0.2 million and $0.6 million during the three months ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was approximately $7.8 million and $3.8 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.   As noted above, the increase is due to our consolidated multifamily communities acquired during 2011 and 2010.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended June 30, 2011 and 2010 was approximately $0.5 million and $0.4 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Gain on Revaluation of Equity on a Business Combination.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.  There was no similar gain in 2010.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.  Equity in loss of joint venture investments for the three months ended June 30, 2011 was approximately $2.5 million compared to equity in loss of approximately $2.8 million for the three months ended June 30, 2010.  A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2011		June 30, 2010
		Distributions		Distributions
	Equity in	from Operating	Equity in	from Operating
	Earnings (Loss)	Activities	Earnings (Loss)	Activities
Loan investments	$0.1	$—	$1.3	$0.6

Equity investments
Stabilized / Comparable	(0.2)	0.5	(0.1)	—
Stabilized / Non-comparable	(2.3)	3.7	(1.6)	0.5
Lease ups	(0.1)	0.6	(2.4)	0.4
	(2.6)	4.8	(4.1)	0.9
Total	$(2.5)	$4.8	$(2.8)	$1.5

Earnings from underlying loan investments decreased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron in April 2011.  As a result, these BHMP CO-JVs did not have any interest income for the three months ended June 30, 2011.  These BHMP CO-JVs had interest income of approximately $0.8 million for the three months ended June 30, 2010.

Equity in loss from stabilized/non-comparable investments increased for the three months ended June 30, 2011 compared to the comparable period in 2010, as an additional four properties have now reached stabilization as of June 30, 2011 as compared to the same period of 2010 resulting from 2010 acquisitions and increasing occupancies.  While all but three of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, all of these investments provided cash distributions from operating activity of approximately $3.7 million during the three months ended June 30, 2011. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity in earnings.

Equity in loss from lease up equity investments decreased for the three months ended June 30, 2011 compared to the comparable period in 2010, primarily due to a decrease in the number of properties underlying our investments that were in lease up.  Both of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. As of June 30, 2011, there are only two investments classified as lease ups compared to ten as of June 30, 2010.

Income from Discontinued Operations.  The income from discontinued operations relates to our disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV.  Prior to this effective date, the operations of the Waterford Place BHMP CO-JV were included in equity in loss of investments in unconsolidated real estate joint ventures. The Waterford Place community was sold on May 11, 2011. Accordingly, the Waterford Place community operations are classified as discontinued operations only for the period from April 1, 2011 to May 11, 2011.  There were no other property dispositions in 2011 or 2010.

Net (Income) Loss Attributable to Noncontrolling Interests. Our noncontrolling interests activity relates to our acquisition of a controlling interest in the Waterford Place BHMP CO-JV effective April 1, 2011 and represents the net income or loss attributable to equity holders who have interest in our consolidated communities. In May 2011, one of these consolidated communities, the Waterford Place community, was sold. The operating results related to these interests for the sold multifamily community are shown separately as discontinued operations. There were no noncontrolling interests in 2010.

The six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Rental Revenues.  Rental revenues for the six months ended June 30, 2011 and 2010 were approximately $27.4 million and $11.8 million, respectively. The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.   Property operating and real estate tax expenses for the six months ended June 30, 2011 and 2010 were approximately $12.4 million and $4.5 million, respectively.   The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees. Asset management fees for the six months ended June 30, 2011 and 2010 were approximately $3.1 million and $2.7 million, respectively. These fees are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $2.0 million and $2.2 million, respectively.  General and administrative expenses include corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees.  The decrease is primarily due to reductions in professional costs included in amounts reimbursed to our Advisor.

Acquisition Expenses.  We incurred acquisition expenses of $5.8 million for the six months ended June 30, 2011 related to our consolidated acquisitions of Argenta, West Village and Stone Gate.  Acquisition expenses for the six months ended June 30, 2010 were approximately $5.5 million and related to our acquisitions of the Lofts at Park Crest, Acacia on Santa Rosa Creek, and Burnham Pointe.  The majority of the acquisition and expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the six months ended June 30, 2011 and 2010 was approximately $3.8 million and $2.1 million, respectively.  The increase was principally due to increased borrowings related to our credit facility. The credit facility closed in March 2010 and our borrowings for the partial period from March 2010 to June 30, 2010 ranged from $10 million to $30 million ($10 million outstanding on June 30, 2010).   During the six months ended June 30, 2011, our borrowings under the credit facility ranged from $39.0 million to $113.0 million ($39.0 million outstanding on June 30, 2011). The increased borrowings in 2011 were partially offset by a decline in the LIBOR base rate.   Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees were $0.4 million and $0.6 million during the six months ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was approximately $14.1 million and $7.3million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.   As noted above, the increase is due to our

consolidated multifamily communities acquired during 2011 and 2010.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the six months ended June 30, 2011 and 2010 was approximately $0.8 million and $0.7 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Gain on Revaluation of Equity on a Business Combination.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.  There was no similar gain in 2010.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the six months ended June 30, 2011 was approximately $4.6 million compared to equity in loss of approximately $6.0 million for the six months ended June 30, 2010.  A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

	For the Six Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2010
		Distributions		Distributions
	Equity in	from Operating	Equity in	from Operating
	Earnings (Loss)	Activities	Earnings (Loss)	Activities
Loan investments	$0.3	$—	$2.5	$1.2

Equity investments
Stabilized / Comparable	(0.6)	1.3	(0.3)	—
Stabilized / Non-comparable	(4.0)	6.5	(3.0)	1.0
Lease ups	(0.3)	0.6	(5.2)	0.8
	(4.9)	8.4	(8.5)	1.8
Total	$(4.6)	$8.4	$(6.0)	$3.0

Earnings from underlying loan investments decreased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron during April 2011.  As a result, these BHMP CO-JVs did not have any interest income or only minor amounts for the six months ended June 30, 2011.  These BHMP CO-JVs had interest income of approximately $1.5 million for the six months ended June 30, 2010.

Equity in loss from stabilized/non-comparable investments increased for the six months ended June 30, 2011 compared to the comparable period in 2010, as an additional four properties have now reached stabilization as of June 30, 2011 as compared to the same period of 2010 resulting from 2010 acquisitions and increasing occupancies.  While all but one of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $6.5 million during the six months ended June 30, 2011. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity in earnings.

Equity in loss from lease up equity investments decreased for the six months ended June 30, 2011 compared to the comparable period in 2010, primarily due to a decrease in the number of properties underlying our investments that were in lease up.  Both of the investments in properties undergoing lease up produced losses as operating, interest, depreciation and amortization expenses exceeded unstabilized rental revenue. As of June 30, 2011, there are only two investments classified as lease ups compared to ten as of June 30, 2010.

Income from Discontinued Operations. The income from discontinued operations relates to our disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV.  Prior to this effective date, the operations of the Waterford Place BHMP CO-JV were included in equity in loss of investments in unconsolidated real estate joint ventures. The Waterford Place community was sold on May 11, 2011. Accordingly, the Waterford Place community operations are classified as discontinued operations only for the period from April 1, 2011 to May 11, 2011.  There were no other property dispositions in 2011 or 2010.

Net (Income) Loss Attributable to Noncontrolling Interests. Our noncontrolling interests activity relates to our acquisition of a controlling interest in the Waterford Place BHMP CO-JV effective April 1, 2011 and represents the net income or loss attributable to third parties who have interest in our consolidated communities. In May 2011, one of these consolidated communities, the Waterford Place community, was sold. The operating results related to the third parties for the sold community are shown separately as discontinued operations. There were no noncontrolling interests in 2010.

We review our investments for impairments in accordance with GAAP. For the three and six months ended June 30, 2011 and 2010, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, and the availability and terms of capital.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2011 and 2010 acquisition activity and the transition of multifamily communities from lease up to stabilized. Cash flow is also affected by the receipt of Initial Public Offering proceeds after June 30, 2010.  The primary portion of our Initial Public Offering will terminate no later than September 2, 2011. We anticipate investing these offering proceeds in multifamily communities but once invested we expect a decline in our acquisition activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Cash flows provided by operating activities for the six months ended June 30, 2011 were $12.6 million as compared to cash flows used in operating activities of $0.1 million for the same period in 2010.  The increase in cash provided by operating activities is primarily due to the acquisitions and increased stabilized multifamily community activities noted above, including increased distributions from investments in unconsolidated real estate joint ventures. Distributions received from investments in unconsolidated real estate joint ventures in 2011 were $8.4 million, compared to $3.0 million in the same period in 2010.  A substantial portion of our GAAP net income (loss) is due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges increased by $8.0 million in 2011 as compared to the same period in 2010.  We expect that acquisition expenses and the other non-cash charges will continue to be significant determinates for net cash provided by or used in operating activities.

Cash flows used in investing activities for the six months ended June 30, 2011 were $87.8 million compared to $258.5 million during the comparable period of 2010.  The decline was due in part to the 2010 consolidated acquisitions being larger multifamily communities acquired with less mortgage debt, where financing was provided from our credit facility. The decline was also due to the acquisitions and other investments of $116.5 million of investments in unconsolidated real estate joint ventures in 2010 with no acquisitions in the comparable period during 2011. As we are approaching the total commitment level for our BHMP Co-Investment Partner, we may have fewer investments in unconsolidated real estate joint ventures in future periods.   Providing a source of cash was the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netting proceeds of $50.6 million. There were no sales in the same period in 2010. Also providing a source of investing cash flow for the six months ended June 30, 2011 were BHMP CO-JV distributions related to financings for the Cyan/PDX, Skye 2905 and The District BHMP CO-JVs and for the six months ended June 30, 2010 were BHMP CO-JV distributions related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010 were $288.8 million and $267.6 million, respectively.  For the six months ended June 30, 2011, net proceeds from our Initial Public Offering were approximately $303.2 million, compared to $256.9 million for the comparable period in 2010.   For the six months ended June 30, 2011, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2010. In 2010, we received mortgage financing proceeds of $15.8 million and $37.0 million in mortgage financing proceeds during the same period of 2011.  During 2011, the net activity on our credit facility resulted in a net pay down of $25.0 million, compared to a net advance of $10.0 million during 2010. We intend to use our credit facility as a part of our overall cash and debt management. During 2011, where we had increased proceeds from our Initial Public Offering, we reduced our credit facility outstanding balances.

We expect our total distributions declared to continue to rise, because of the growing number of shares outstanding as we make continued common stock sales under our Initial Public Offering.  We expect to fund increased distributions from earnings and cash flow on the increased amount of investments and, to the extent necessary, from the proceeds of the primary portion of our Initial Public Offering (as may be available through the remaining period of the Initial Public Offering to September 2, 2011), financings and dispositions.

Liquidity and Capital Resources

General

Currently, our primary demand for funds is investments in multifamily communities, either consolidated or through joint ventures, and for the payment of operating expenses and distributions. After the termination of the primary portion of our Initial Public Offering, which will occur no later than September 2, 2011, and the investment of the proceeds therefrom, we would expect a significant reduction in the use of funds for acquisitions and investments.  Generally, cash needs for items other than our investments are expected to be met from operations, and cash needs for our investments, including acquisition expenses, are expected to be met from the net proceeds from our Initial Public Offering and other offerings of our securities as well as debt secured by our real estate investments and dispositions.  However, there may be a delay between the sale of our shares, the timing of investments in real estate and loans and the receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may use proceeds from our Initial Public Offering, financings and dispositions to fund distributions to our stockholders.  During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in real estate and real estate-related assets.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We also intend to use our $150 million credit facility to meet short-term liquidity requirements, including for new consolidated investments.  We may also dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, the proceeds from our Initial Public Offering and our credit facility. As of June 30, 2011, our cash and cash equivalents balance was $266.3 million, compared to $52.6 million as of December 31, 2010. On a daily basis, cash is currently affected by our net proceeds from our Initial Public Offering.  As of June 30, 2011, we sold approximately 126.1 million shares (including DRIP) of our common stock with gross proceeds of approximately $1.25 billion.  For the three and six months ended June 30, 2011, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $238.0 million and $351.4 million, respectively.   For the three and six months ended June 30, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $155.7 million and $300.4 million, respectively.   After the termination of our Initial Public Offering, we will be more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $12.6 million for the six months ended June 30, 2011.  We also expect our operating cash flows to increase from a full year of operations from our 2010 and 2011 investments.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions.  However, because of the magnitude of our cash balances, a substantial portion of our cash holdings are in excess of U.S. federal insured limits.

Our primary operating expenditures are payments related to property operations, asset management fees and general and administrative expenses.  We currently meet these obligations from cash flow from operating activities.  Because we evaluate our investments fully loaded for all costs, we primarily fund acquisition expenses from the proceeds of our Initial Public Offering. As the amount of our real estate investments increases, we would expect these operating expenses to also increase.  In addition to cash flow from operating activities and the credit facility, we may evaluate other short-term financing options.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility. The total borrowings we are eligible to draw depends upon the value of the collateral we have pledged.  As of June 30, 2011, we may additionally draw approximately $111.0 million, up to an aggregate amount of $150.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	June 30, 2011		For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
					Maximum			Maximum
	Balance	Average	Average Balance	Average	Balance	Average Balance	Average	Balance
	Outstanding	Rate (a)	Outstanding (b)	Rate (a)	Outstanding	Outstanding (b)	Rate (a)	Outstanding

Borrowings	$39.0	2.3%	$92.5	2.3%	$113.0	$88.3	2.3%	$113.0

(a)          The average rate is based on month-end rates for the period.

(b)         The range of our outstanding balances was $64.0 million at December 31, 2010 to $39.0 million at June 30, 2011. The balances fluctuate due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

Long-Term Liquidity, Acquisition and Property Financing

Our primary funding source for investments is the proceeds we receive from our Initial Public Offering, joint venture arrangements, debt financings and dispositions. The primary portion of our Initial Public Offering will terminate on September 2, 2011.

Total offering expenses are expected to be approximately 11% of the gross proceeds from our primary offering, netting approximately 89% that is generally available for new investment, before funding of distributions and other operations as discussed above.  During 2010 and for the six months ended June 30, 2011, gross proceeds from our Initial Public Offering, including our DRIP, were $472.9 million and $351.4 million, respectively.  After our Initial Public Offering, we will be dependent on the short-term and long-term liquidity sources discussed in this section. We would also expect that, with the completion of our Initial Public Offering, the scale of our investment activity will be reduced.

We may increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner or other co-investment ventures.   As of June 30, 2011, approximately $32.4 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of June 30, 2011, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $39.6 million. We anticipate raising this capital and capital for future investments in BHMP CO-JVs from the proceeds of our Initial Public Offering and other sources described in this section.

As of June 30, 2011, we and our BHMP CO-Investment Partner have six equity investments in Property Entities that include other unaffiliated third parties. These unaffiliated third parties have contributed $35.0 million to Property Entities as of June 30, 2011.  These Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of June 30, 2011, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

For each equity investment, we will also evaluate the use of new or existing debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the BHMP CO-JV level or at the Property Entity level, where there are unaffiliated third party partners.  As a part of the BHMP CO-JV governing agreements, the BHMP CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the BHMP CO-JV property fair values unless the BHMP Co-Investment Partner approves a greater leverage rate.  Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.

If property debt is used on wholly owned properties (referred to as company level debt), we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been obtained in the forms of construction financings and permanent mortgages.   Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  We will generally seek non-recourse financing, particularly for stabilized communities.  As of June 30, 2011, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of June 30, 2011, the total carrying amount of debt, including our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at June 30, 2011 was 0.19%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgages - fixed interest rates	$93.0	4.78%	2013 to 2017	$93.0
Credit facility	39.0	Monthly LIBOR + 2.08%	2017	39.0
Total Company Level	132.0			132.0

BHMP CO-JV Level:
Permanent mortgages - fixed interest rates (b)	395.3	4.28%	2015 to 2020	220.8
Permanent mortgage - variable interest rate (c)	94.2	Monthly LIBOR + 3.64%	2013	37.4
Total BHMP CO-JV Level	489.5			258.2

Property Entity Level:
Construction loans - variable interest rates (d)	230.8	Monthly LIBOR + 2.39%	2011 to 2013	103.6
Permanent mortgage - fixed interest rate	23.0	6.46%	2013	11.7
Total Property Entity Level	253.8			115.3

Total All Levels	$875.3			$505.5

(a)	Our approximate share for BHMP CO-JVs, including consolidated BHMP CO-JVs and Property Entity level is calculated based on our share of the back-end equity interest, as applicable.
(b)	Includes a $37.0 million mortgage included in the Company’s consolidated financial statements.
(c)	Includes a $21.5 million mortgage included in the Company’s consolidated financial statements.
(d)

These loans were originated during the construction phase of these multifamily communities. All of these multifamily communities are now operating and stabilized. Each construction loan has provisions allowing for extensions, generally two one-year options if certain operation performance levels have been achieved as of the maturity date.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2011, we believe the respective borrowers were in compliance with these covenants.   The above table excludes debts owed to BHMP CO-JVs or us and does not include debt of Property Entities in which a BHMP CO-JV has not made an equity investment.

Contractual principal payments for the remainder of 2011 and each of the four subsequent years and thereafter are as follows (in millions):

	Company	BHMP CO-JV	Property Entity
Years	Level	Level	Level
July through December 2011	$0.3	$0.6	$142.5
2012	$0.6	$1.5	$37.1
2013	$25.0	$94.6	$74.2
2014	$—	$2.6	$—
2015	$—	$79.2	$—
2016 and thereafter	$106.1	$311.0	$—

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

Although the Property Entity level construction loans payable are not a responsibility of the BHMP CO-JV or us, these construction loans payable as well as the BHMP CO-JV level construction loan payable will require permanent financing at their maturity dates, including any extension options.  In obtaining permanent financing, the BHMP CO-JV or the Property Entity may be required to pay off or partially pay down the construction loans payable.  During 2009 and 2010, the BHMP CO-JVs made investments in five Property Entities to retire or partially pay down other construction loans. Our share of these loan payments by the BHMP CO-JVs was approximately $60.2 million. Generally, the instances where the entire loans were paid off were due to situations where the BHMP CO-JV was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the BHMP CO-JV acquired less than 100% of the ownership in a community or the BHMP CO-JV was seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involves different lenders and third party owners, the BHMP CO-JVs may decide to make additional investments in the remaining five multifamily communities which have construction loans. In particular, we believe that the Satori and Bailey’s Crossing Property Entities’ construction loans, totaling $142.5 million as of June 30, 2011, may benefit from lower leverage.  Our share of these investments could be material and we would expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

GSEs have been an important financing source for multifamily communities.  Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations.   As of June 30, 2011, approximately 61% of all permanent financings currently outstanding by us, BHMP CO-JVs and Property Entities were originated by GSEs.  However, beginning in late 2010, other loan providers, primarily insurance companies and to a lesser extent banks, have been a greater source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector.

In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of June 30, 2011, the weighted average interest rate on our company level communities fixed interest rate financings was 4.78%.  As of June 30, 2011, the weighted average interest rate on BHMP CO-JV level fixed interest rate financings was 4.28%.  During the six months ended June 30, 2011, three BHMP CO-JVs closed on mortgage financings totaling $126.6 million, at a weighted average interest rate of 4.3%.

As of June 30, 2011, we had three consolidated multifamily communities with a combined carrying value of approximately $190.1 million that are not encumbered by any secured debt.  In addition, two BHMP CO-JVs have consolidated multifamily communities with total carrying values of approximately $58.9 million that are not encumbered by any secured debt.  Subsequent to June 30, 2011, we obtained secured financing for each of these multifamily communities.  On July 1, 2011, we completed a $24.0 million financing of Allegro at a variable interest rate of one-month LIBOR plus 2.45% per annum, with a term of three years.  On July 8, 2011, The Waterford BHMP CO-JV completed a $51.0 million financing of Argenta at a fixed interest rate of 3.19%, with a term of five years.  On August 4, 2011, we completed a $30.3 million financing of Acappella at a fixed interest rate of 3.86%, with a term of seven years.

We also evaluate existing financing terms in light of current market terms.  If more favorable terms can be obtained, considering prepayment costs and availability and other costs of refinancing, we may also prepay existing debt.  From September 2010, we have refinanced three loans payable, replacing one fixed rate mortgage loan that was at 6.17% interest rate with a new mortgage loan at 3.79%.  The other two refinancings involved replacing floating construction loans with long term mortgage loans.  If similar opportunities become available, we expect to use proceeds from our Initial Public Offering and other sources described in this section to fund our portion of any such refinancing.

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

Dispositions may also be a source of capital which may be recycled into multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions for our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves.  We completed our first disposition in May of 2011, using the proceeds to reinvest in core multifamily communities.

For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will evaluate requirements for capital expenditures.  As of June 30, 2011, of the 36 multifamily communities in which we have equity investments, we have one multifamily community undergoing development.   In connection with our December 2010 acquisition of the Allegro multifamily community, we acquired land for an additional approximately 121 multifamily units.  Development costs are currently projected at $15.7 million.  As of June 30, 2011, we have started initial development activities but are not expecting to enter into any significant commitments until fourth quarter 2011.  We intend to utilize existing cash balances, our credit facility, or a construction loan to finance the development.

Also related to our recent acquisitions, we expect to make deferred maintenance expenditures of $1 to $2 million.  We substantially funded our share of these expenditures at the acquisition of the community or from cash reserves for consolidated investments.  Due to their recent construction, property capital expenditures are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JVs or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of June 30, 2011, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period.  Accordingly, distributions may be paid in anticipation of cash flow that we expect to receive during a later period in order to make distributions relatively uniform.

Until proceeds from our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our Initial Public Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We may also utilize cash from dispositions, including the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The following tables show the distributions paid and declared for the six months ended June 30, 2011 and 2010 and cash flow from operating activities over the same periods (in millions, except per share amounts):

		Distributions		Cash Flow	Total	Declared
		Reinvested		from Operating	Distributions	Distributions
	Cash	(DRIP)	Total	Activities	Declared	Per Share

2011
Second Quarter	$8.1	$9.6	$17.7	$5.9	$18.5	$0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148
Total	$15.2	$17.9	$33.1	$12.6	$34.4	$0.298

2010
Second Quarter	$6.2	$6.9	$13.1	$0.4	$13.9	$0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173
Total	$11.2	$12.1	$23.3	$(0.1)	$25.0	$0.348

For the six months ended June 30, 2011, the amount by which our distributions paid exceeded cash flow from operating activities decreased as compared to 2010 primarily as a result of increased cash flow from our 2011 and 2010 acquisitions and from the transition of lease up communities to stabilized operations.   While we do expect our cash flow from operating activities to increase due to operations from acquisitions, we do not anticipate this trend to continue proportionately into future quarters.  In future quarters, we may incur greater acquisition expenses and/or increased proceeds from our Initial Public Offering, which may be temporarily invested in low yield cash investments.  Acquisition expenses included in cash flow from operating activities for six months ended June 30, 2011 were approximately $5.7 million compared to $6.1 million for the same period 2010.  Acquisition expenses are funded from the proceeds from our Initial Public Offering.

Over the long term, as we continue to invest proceeds from our Initial Public Offering in income producing multifamily communities, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from consolidated multifamily communities prior to deductions for acquisition expenses.  In addition to these projected results from increased investments, in June 2010, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning the month of September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for future increases in the fee depending on achieving certain MFFO per share thresholds).  Each of these changes will increase the proportion of our distributions to be paid from cash flows from operating activities in the future than would otherwise be the case without these changes.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, spreads between capitalization and financing rates, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures.  As of June 30, 2011, we have 22 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting.  None of these investments are variable interest entities.  They are reported on the equity basis of accounting because we do not have a controlling interest in the entity.  See the “Critical Accounting Policies and Estimates” section below for additional discussions of our consolidation policies and critical assumptions.

As of June 30, 2011, the BHMP CO-JVs that report their investment on a consolidated basis are subject to off-balance sheet senior mortgage loans as described in the following table. These loans, which are incurred in the normal course of our business, are senior to the equity and debt investments by the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level off-balance sheet borrowings, all of which are mortgage loans (amounts in millions, LIBOR at June 30, 2011 was 0.19%):

BHMP CO-JV Level Off-Balance Sheet Borrowings	Loan Amount	Type of Loan	Interest Rate	Maturity Date
			Monthly LIBOR
The Cameron (a)	$72.7	Interest-only	+ 389 bps	April 2013 (b)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015 (c)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015 (c)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015 (c)
Cyan/PDX	33.0	Interest-only	4.25% - Fixed	April 2016 (c)
Burrough’s Mill	26.0	Interest-only	5.29% - Fixed	October 2016 (c)
Fitzhugh Urban Flats	28.0	Interest-only	4.35% - Fixed	August 2017 (c)
Eclipse	20.8	Interest-only	4.46% - Fixed	September 2017 (c)
Briar Forest Lofts	21.0	Interest-only	4.46% - Fixed	September 2017 (c)
Tupelo Alley	19.3	Interest-only	3.58% - Fixed	October 2017 (c)
Halstead	15.7	Interest-only	3.79% - Fixed	November 2017 (c)
The District Universal Boulevard	37.5	Interest-only	4.54% - Fixed	June 2018 (d)
Skye 2905	56.1	Interest-only	4.19% - Fixed	June 2018 (d)
Forty 55 Lofts	25.5	Interest-only	3.90% - Fixed	October 2020 (c)
Total	$431.0

As of June 30, 2011, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to construction and mortgage loans as described in the following table. These loans, which are incurred in the normal course of business, are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level borrowings (amounts in millions, LIBOR at June 30, 2011 was 0.19%):

Property Entity Level Borrowings	Loan Amount	Type of Loan	Interest Rate	Maturity Date
			Monthly LIBOR
Bailey’s Crossing (a)	$71.6	Interest-only	+ 275 bps	November 2011 (b) (c)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - Fixed	March 2013 (d)
			Monthly LIBOR
55 Hundred	51.2	Interest-only	+ 300 bps	November 2013 (b) (c)
Total	$145.8

(a)	Construction loan.

(b)	These loans may be eligible for extension periods of up to three years, subject to certain conditions that may include certain fees and the commencement of monthly principal payments.

(c)	The loan may generally be prepaid in full or in part without penalty.

(d)	These loans may generally not be prepaid without the consent of the lender and/or payment of a prepayment penalty.

As of June 30, 2011, two of the BHMP CO-JVs had mezzanine or mortgage loan investments outstanding in Property Entities.  These Property Entities and their affiliates have provided the BHMP CO-JVs with second mortgages in the underlying properties, pledges of their interests in the Property Entities and/or financial guarantees of the Property Entity’s senior loan.  These Property Entities have also obtained additional financing that is senior to the BHMP CO-JV mezzanine or mortgage loan investments, including for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Each of the BHMP CO-JV equity investments that include unaffiliated third-parties also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of June 30, 2011 is approximately $11.8 million.  Our approximate share is $6.5 million

In 2010, the Grand Reserve BHMP CO-JV terminated an option agreement with the Grand Reserve Property Entity canceling options for the BHMP CO-JV to acquire an interest in the multifamily community and for the Property Entity to obligate the BHMP CO-JV to acquire the multifamily community (the “Put Option”).  In June 2011, the Property Entity attempted to give notice of its exercise of the Put Option; despite the BHMP C0-JVs prior termination of the agreement giving rise to such option.  Following that attempt, the BHMP CO-JV reiterated that the option agreement had been terminated. On July 27, 2011, the Property Entity filed an arbitration claim, seeking determination by the arbiter as to the validity of the termination of the option agreement by the BHMP CO-JV.  The BHMP CO-JV has and intends to continue to vigorously deny the validity of the option agreement that gave rise to the Put Option and believes it has meritorious defenses.  Accordingly, no amount related to the Put Option has been recognized as of June 30, 2011.  At this time, an estimate of any potential loss cannot be made.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2011 and December 31, 2010, we have approximately $15.2 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

Our board of directors has authorized a share redemption program. During the three months ended June 30, 2011, our board of directors approved redemptions for 0.5 million shares of common stock for approximately $4.5 million. During the six months ended June 30, 2011, our board of directors approved redemptions for 1.1 million shares of common stock for approximately $9.9 million. We have funded and intend to continue funding these redemptions from the proceeds from our Initial Public Offering.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Both of these acquisition costs have been and are expected to be funded from the proceeds of our Initial Public Offering and other financing sources and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$6.6	$(8.8)	$0.9	$(17.8)
Real estate depreciation and amortization (a)	14.3	8.5	27.3	16.5
FFO attributable to common stockholders	20.9	(0.3)	28.2	(1.3)

Gain on revaluation of equity on a business combination (b)	(18.1)	—	(18.1)	—
Acquisition expenses (c)	5.7	3.1	5.7	6.1
Straight-line rents	0.2	0.3	0.4	0.5

MFFO attributable to common stockholders	$8.7	$3.1	$16.2	$5.3

GAAP weighted average common shares	123.4	79.7	115.5	72.0

Net income (loss) per common share	$0.05	$(0.11)	$0.01	$(0.25)
FFO per common share	$0.17	$—	$0.24	$(0.02)
MFFO per common share	$0.07	$0.04	$0.14	$0.07

(a)

The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles and our similar estimated share of Co-Investment Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

(b)

As provided in our definition of MFFO, we excluded in our computation of MFFO above the $18.1 million gain on revaluation of equity on a business combination in 2011. In May 2011, the primary asset acquired in this business combination, the Waterford Place multifamily community, was sold, providing proceeds, net of the assumption of the related mortgage loan and settle of other net assets, liabilities and noncontrolling interest, of approximately $27.8 million.

(c)

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

Effective December 31, 2010, we modified our definition of MFFO to be consistent with the definition established by the IPA.  Prior to this modification, our primary adjustments to FFO only included acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting. The primary effect of the modified definition is to include adjustments for straight-lining of rents and to exclude gains or losses from early extinguishment of debt and gains or losses related to acquisition or disposition of controlling interests. Below is a reconciliation of MFFO as previously defined to the current presentation for the three and six months ended June 30, 2010:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
MFFO attributable to common stockholders, as previously defined	$2.8	$4.8
Adjustments under new definition
Straight-line rents	0.3	0.5
MFFO attributable to common stockholders, as currently defined	$3.1	$5.3

GAAP weighted average common shares	79.7	72.0

MFFO per common share	$0.04	$0.07

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary.   Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Real Estate and Other Related Intangibles

Real estate and other long-lived assets to be held and used, including those owned by us and our Co-Investment Ventures, are stated at cost, less accumulated depreciation and amortization and consist of land, buildings and improvements, furniture, fixtures and equipment and other related intangibles incurred during their development, acquisition and redevelopment.  Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.   Properties classified as held for sale are not depreciated.  Expenditures for ordinary repairs and maintenance costs are charged to expense as incurred.  Expenditures for improvements, renovations, and replacements related to the acquisition and/or improvement of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as a betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships.  We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities, asset retirement obligations and noncontrolling interests based on their fair values.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree are less than the fair value of the identifiable net assets acquired.

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

Investment Impairments

If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the undiscounted future operating cash flows, expected to be generated over the life of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  Fair value is generally estimated by valuation of similar assets.

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or six months ended June 30, 2011 or 2010.

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates, rental rates, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15,

2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

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

As of June 30, 2011, we had approximately $130.0 million of outstanding mortgage debt on our consolidated communities at a weighted average fixed interest rate of approximately 4.6% and $21.5 million of consolidated variable rate mortgage debt on our consolidated communities at a variable interest rate of monthly LIBOR plus 2.8%. Additionally, the outstanding amount under our credit facility was $39.0 million as of June 30, 2011, with a weighted average of monthly LIBOR plus 2.08%.  Our BHMP CO-JVs with consolidated communities and our BHMP CO-JVs with equity in Property Entities had borrowed aggregate senior debt of approximately $431.0 million and $253.8 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us).  Of this amount, approximately $381.3 million was at fixed interest rates with a weighted average of approximately 4.42% and $303.5 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.75%.

As of June 30, 2011, we have two consolidated notes receivable with an aggregate carrying value of approximately $8.0 million and a weighted average fixed interest rate of 12.6%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $28.5 million, all of which were at fixed rates, with a weighted average interest rate of approximately 12.2%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2011, we did not have any consolidated loans receivable or real estate securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our consolidated assets and liabilities as of June 30, 2011 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(0.9)	$(0.6)	$(0.3)
Cash investments	4.0	2.7	1.3
Total	$3.1	$2.1	$1.0

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2011.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

The following risk factor supplements the risk factors contained in Item 1A set forth in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

The U.S. government recently increased its borrowing capacity under the federal debt ceiling.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   On August 2, 2011 Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative.    There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities.  A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located. These conditions may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have many consequences including, but not limited to, these listed below:

•         significant job losses have occurred and may continue to occur, which may decrease demand for our multifamily communities and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•         credit spreads for major sources of capital may continue to widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•         our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

•         a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;  and

•         the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering our Initial Public Offering of up to 250 million shares of common stock, was declared effective under the Securities Act. Our Initial Public Offering commenced on September 5, 2008 and is ongoing.  The primary portion of our Initial Public Offering will terminate no later than September 2, 2011.

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

We are offering a maximum of 200 million shares in our primary offering at an aggregate offering price of up to $2 billion, or $10.00 per share, with discounts available to certain categories of purchasers.  The 50 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of the Initial Public Offering.  As of June 30, 2011, we have sold approximately 126.1 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $1.25 billion.

From the commencement of the Initial Public Offering through June 30, 2011, we incurred expenses of approximately $133.1 million in connection with the issuance and distribution of the registered securities pursuant to the offering, all of which was paid to our Advisor and its affiliates, and includes commissions and dealer manager fees paid to Behringer Securities which reallowed all of the commissions and a portion of the dealer manager fees to soliciting dealers.

From the commencement of the Initial Public Offering through June 30, 2011, the net offering proceeds to us from the Initial Public Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $1.12 billion.  From the commencement of the Initial Public Offering through June 30, 2011, we had used approximately $844.4 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, approximately $23.3 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

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

During the second quarter ended June 30, 2011, we redeemed and purchased shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
2011	Shares Redeemed	Paid Per Share	Plans or Programs	Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June	500,795	9.08	500,795		(a)
	500,795	$9.08	500,795		(a)

(a)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.  Other Information.

Adoption of Second Amended and Restated Distribution Reinvestment Plan

On August 11, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRIP”).  We expect that the Second Amended and Restated DRIP will be effective no later than September 11, 2011 upon giving participants the requisite notice under the current plan.

The Second Amended and Restated DRIP clarifies that for purposes of determining the pricing terms applicable prior to the termination of our initial public offering pursuant to our registration statement on Form S-11 (File No. 333-148414), as amended or supplemented, the distribution reinvestment plan portion thereof, as shares may be reallocated between it and the primary offering, is considered part of our initial public offering.  This means that these pricing terms will apply for as long as we are selling shares under the distribution reinvestment plan pursuant to such registration statement, even after the primary portion of our initial public offering has terminated.

The Second Amended and Restated DRIP has also been revised to no longer provide that no organization and offering expenses will be paid for shares purchased pursuant to the distribution reinvestment plan, as we do expect to pay organization and offering expenses in connection with the distribution reinvestment plan offering.

In all other material respects, the terms of our distribution reinvestment plan will remain unchanged.  The information set forth herein with respect to the Second Amended and Restated DRIP does not purport to be complete in scope and is qualified in its entirety by the full text of the Second Amended and Restated DRIP, which is being filed as Exhibit 4.6 and is incorporated into this report by reference.

On August 11, 2011, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended June 30, 2011, resulting in a waiver of approximately $55,000.

On August 11, 2011, we entered into a letter agreement with our property manager, BHM Management, pursuant to which our property manager waived, for the quarter ended June 30, 2011, its right to seek reimbursement from us for its operating expenses with respect to those off-site personnel who spend a portion of their time (and are not dedicated to a sole project) performing work with respect to a project or projects on behalf of BHM Management of approximately $115,000.

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

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on November 13, 2009.
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
4.6*	Second Amended and Restated Distribution Reinvestment Plan
10.1

Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 13, 2011

10.2

Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 13, 2011

10.3*	Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC.
10.4*	Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 12, 2011	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)