Form 10-Q
period 2011-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2011-11-14
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the Registrant had 164,456,126 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended September 30, 2011

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Real estate
Land	$121,170	$96,470
Buildings and improvements	609,649	440,556
	730,819	537,026
Less accumulated depreciation	(30,932)	(13,941)
Net operating real estate	699,887	523,085
Construction in progress, including land	1,401	905
Total real estate, net	701,288	523,990

Investments in unconsolidated real estate joint ventures	300,634	349,411
Cash and cash equivalents	530,141	52,606
Deferred financing costs, net	5,563	3,699
Intangibles, net	18,790	19,992
Other assets, net	27,778	9,103
Total assets	$1,584,194	$958,801

Liabilities and stockholders’ equity

Liabilities
Mortgage loans payable	$256,377	$93,360
Credit facility payable	10,000	64,000
Distributions payable	8,099	5,179
Deferred lease revenues and other related liabilities, net	14,869	15,909
Tenant security deposits	1,474	940
Accounts payable and other liabilities	10,118	8,644
Total liabilities	300,937	188,032

Stockholders’ equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 163,973,554 and 102,859,791 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	17	10
Additional paid-in capital	1,451,713	896,500
Noncontrolling interests	20,515	—
Cumulative distributions and net loss	(188,988)	(125,741)
Total stockholders’ equity	1,283,257	770,769
Total liabilities and stockholders’ equity	$1,584,194	$958,801

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Rental revenues	$17,560	$9,389	$44,937	$21,152

Expenses
Property operating expenses	5,107	2,828	13,205	6,045
Real estate taxes	2,421	1,500	6,728	2,819
Asset management and other fees	1,603	1,020	4,695	3,736
General and administrative expenses	1,160	1,144	3,134	3,304
Acquisition expenses	304	3,203	6,140	8,734
Interest expense	3,150	1,748	6,977	3,819
Depreciation and amortization	9,050	6,534	23,113	13,881
Total expenses	22,795	17,977	63,992	42,338

Interest income	946	285	1,756	1,026
Gain on revaluation of equity on a business combination	—	—	18,052	—
Equity in loss of investments in unconsolidated real estate joint ventures	(2,456)	(2,074)	(7,101)	(8,038)
Loss from continuing operations	(6,745)	(10,377)	(6,348)	(28,198)

Income (loss) from discontinued operations	(21)	—	259	—

Net loss	(6,766)	(10,377)	(6,089)	(28,198)

Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in continuing operations	693	—	1,013	—
Noncontrolling interests in discontinued operations	9	—	(117)	—
Net loss attributable to common stockholders	$(6,064)	$(10,377)	$(5,193)	$(28,198)

Weighted average number of common shares outstanding	155,931	91,300	129,115	78,512

Basic and diluted loss per common share:
Continuing operations	$(0.04)	$(0.11)	$(0.04)	$(0.36)
Discontinued operations	—	—	—	—
Basic and diluted loss per common share	$(0.04)	$(0.11)	$(0.04)	$(0.36)

Amounts attributable to common stockholders:
Continuing operations	$(6,052)	$(10,377)	$(5,335)	$(28,198)
Discontinued operations	(12)	—	142	—
Net income (loss) attributable to common stockholders	$(6,064)	$(10,377)	$(5,193)	$(28,198)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Loss	Total
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2010	1	$—	57,098	$5	$486,880	$—	$(35,868)	$451,017

Net loss	—	—	—	—	—	—	(28,198)	(28,198)
Sales of common stock, net	—	—	36,773	5	326,405	—	—	326,410
Redemptions of common stock	—	—	(1,216)	—	(10,515)	—	—	(10,515)
Distributions:
Declared on common stock	—	—	—	—	—	—	(40,333)	(40,333)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,156	—	20,486	—	—	20,486
Balance at September 30, 2010	1	$—	94,811	$10	$823,256	$—	$(104,399)	$718,867

Balance at January 1, 2011	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769

Net loss	—	—	—	—	—	(896)	(5,193)	(6,089)
Sales of common stock, net	—	—	59,550	7	539,554	—	—	539,561
Redemptions of common stock	—	—	(1,610)	—	(14,498)	—	—	(14,498)
Distributions:
Declared on common stock	—	—	—	—	—	—	(58,054)	(58,054)
Noncontrolling interests	—	—	—	—	—	(1,145)	—	(1,145)
Acquisition of controlling interest	—	—	—	—	—	22,556	—	22,556
Stock issued pursuant to distribution reinvestment plan, net	—	—	3,174	—	30,157	—	—	30,157
Balance at September 30, 2011	1	$—	163,974	$17	$1,451,713	$20,515	$(188,988)	$1,283,257

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,089)	$(28,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on revaluation of equity on a business combination	(18,052)	—
Equity in loss of investments in unconsolidated real estate joint ventures	7,101	8,038
Distributions received from investments in unconsolidated real estate joint ventures	12,237	5,426
Depreciation and amortization	18,349	7,838
Amortization of intangibles	4,648	4,669
Amortization of deferred financing costs	1,388	1,374
Amortization of deferred lease revenues and other related liabilities	(1,039)	(1,032)
Changes in operating assets and liabilities:
Deferred lease revenues and other related liabilities	—	1,988
Accounts payable and other liabilities	3,468	1,725
Other assets	(783)	(630)
Cash provided by operating activities	21,228	1,198

Cash flows from investing activities
Acquisitions of and additions to real estate	(176,587)	(288,516)
Proceeds from sale of real estate, net	50,556	—
Investments in unconsolidated real estate joint ventures	(32,531)	(140,033)
Cash acquired in acquisition of controlling interest	198	—
Advances on note receivable	(16,002)	—
Return of investments in unconsolidated real estate joint ventures	50,355	78,886
Escrow deposits	(1,784)	(1,712)
Other, net	669	47
Cash used in investing activities	(125,126)	(351,328)

Cash flows from financing activities
Proceeds from sales of common stock	593,841	366,490
Mortgage proceeds	142,250	15,820
Mortgage principal payments	(940)	(387)
Credit facility proceeds	175,000	87,000
Credit facility payments	(229,000)	(67,000)
Financing costs paid	(1,993)	(3,010)
Offering costs paid	(57,041)	(38,955)
Distributions paid on common stock	(24,980)	(18,470)
Distributions paid to noncontrolling interests	(1,206)	—
Redemptions of common stock	(14,498)	(4,812)
Cash provided by financing activities	581,433	336,676

Net change in cash and cash equivalents	477,535	(13,454)
Cash and cash equivalents at beginning of period	52,606	77,540
Cash and cash equivalents at end of period	$530,141	$64,086

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older.  We may also invest in other types of multifamily communities, such as student housing.  Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007 and, as of September 30, 2011, we have made wholly owned or joint venture equity investments in 38 multifamily communities, of which 36 are stabilized operating properties and two are under development.  We have made and intend to continue making investments both on our own, through wholly owned investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

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

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2011, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

We terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”) on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of the primary portion of our of our Initial Public Offering, we reallocated 50 million unsold shares remaining from the primary portion of our Initial Public Offering to the distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a price of $9.50 per share.  As of September 30, 2011, we have sold approximately 7.1 million shares under our DRIP for gross proceeds of approximately $67.4 million, and there are approximately 92.9 million shares remaining to be sold under the plan.

We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our primary Initial Public Offering.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.

Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our primary Initial Public Offering.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2011 and consolidated statements of operations, stockholders’equity and cash flows for the periods ended September 30, 2011 and 2010 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended September 30, 2011 and 2010. Such adjustments are of a normal recurring nature.

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

The fair value of any tangible assets acquired is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.  Given the short term nature of multifamily leases, the value of above-market or below-market in-place leases are generally not material.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to September 30, 2011.

Impairment of Real Estate Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the undiscounted future operating cash flows expected to be generated over the life of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  The fair value of intangibles is generally estimated by valuation of similar assets.

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or nine months ended September 30, 2011 or 2010.

Discontinued Operations

We report our property dispositions as discontinued operations in accordance with GAAP.  Assuming we have no involvement after the sale, the sale of a multifamily community is considered a discontinued operation.  In addition, multifamily communities classified as held for sale are also considered a discontinued operation.  We generally consider assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which generally corresponds with the actual closing date.

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

When we or our Co-Investment Ventures acquire a controlling interest in a previously noncontrolled investment, a gain or loss on revaluation of equity is recognized for the differences between the investment’s carrying value and fair value.

Noncontrolling Interests

We report our Co-Investment Venture partners’ interest in our consolidated real estate joint venture and other subsidiary interests held by third parties as noncontrolling interests.  We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

We have evaluated the current and deferred income tax related to state taxes, where we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2011 or December 31, 2010.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2011 and December 31, 2010, we have no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of September 30, 2011, no options have been issued.  For the three and nine months ended September 30, 2011 and 2010, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of September 30, 2011 and December 31, 2010, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of September 30, 2011, we believe the carrying values of cash and cash equivalents, notes receivable, affiliate receivables and payables and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of September 30, 2011, we estimate the fair value of our mortgage loans payable at $262.9 million, compared to its carrying value of $256.4 million.  As of December 31, 2010, we estimate the fair value of our mortgage loans payable at $94.7 million compared to its carrying value of $93.4 million.  As of September 30, 2011 and December 31, 2010, we had no

significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

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

Reclassifications

Certain reclassifications have been made to the Consolidated Balance Sheet as of December 31, 2010 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 to be consistent with 2011 presentation.

On the Consolidated Balance Sheet as of December 31, 2010, the $286,000 of receivable from affiliates was included in other assets, net, and the $2.9 million payables to affiliates was included in accounts payable and other liabilities.  On the Consolidated Statement of Cash Flows, for the nine months ended September 30, 2010, the $189,000 decrease in accounts receivable and $166,000 decrease in accrued interest on note receivable were combined and included in other assets.  Additionally, the $370,000 of mortgage financing costs and $2.6 million of credit facility financing costs were combined and included in financing costs paid.

We believe these changes in presentation simplify the consolidated balance sheet and cash flow by combining immaterial line items and providing additional detail regarding our financing activities on our cash flow.

3.                                      New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.  This guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

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

4.                                      Real Estate Investments

We make real estate investments through entities consolidated by us or through unconsolidated real estate joint ventures.  As of September 30, 2011, we had 14 consolidated multifamily communities and 24 investments in multifamily communities held by unconsolidated real estate joint ventures. As of December 31, 2010, we had 11 consolidated real estate investments and 23 investments in multifamily communities held by real estate joint ventures.  All of our investments in real estate joint ventures are BHMP CO-JVs (as defined below). We are not limited to joint ventures through BHMP CO-JVs, as we may choose other joint venture partners or investment structures.

The following tables present our consolidated real estate investments and our investments in unconsolidated real estate joint ventures as of September 30, 2011 and December 31, 2010.  The investments are categorized as of September 30, 2011 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on the type of underlying investment.  The definitions of each stage are as follows:

•                  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and prior reporting periods.

•                  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2010.

•                  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•                  Developments are communities currently under construction for which leasing activity has not commenced.

			Total Real Estate, Net
			(in millions)
Consolidated Communities (a)	Location	Units	September 30, 2011	December 31, 2010
Stabilized/Comparable:
The Gallery at NoHo Commons	Los Angeles, CA	438	$100.3	$102.9
Grand Reserve Orange	Orange, CT	168	23.6	24.3
Mariposa Loft Apartments	Atlanta, GA	253	26.3	27.1
Stabilized/Non-Comparable:
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	35.8	36.8
Acappella	San Bruno, CA	163	52.8	54.2
Allegro	Addison, TX	272	42.9	43.5
Argenta	San Franciso, CA	179	91.3	—
Burnham Pointe	Chicago, IL	298	84.0	85.1
The Lofts at Park Crest	McLean, VA	131	46.4	48.0
The Reserve at LaVista Walk	Atlanta, GA	283	37.7	38.5
Stone Gate	Marlborough, MA	332	62.4	—
Uptown Post Oak	Houston, TX	392	61.5	62.7
West Village	Mansfield, MA	200	34.9	—
Development:
Allegro Phase II	Addison, TX	121	1.4	0.9
		3,507	$701.3	$524.0

			Our Investment in Unconsolidated
			Real Estate Joint Ventures
			(in millions)
Unconsolidated Communities (b) (c)	Location	Units	September 30, 2011	December 31, 2010
Equity Investments
Stabilized/Comparable:
Burrough’s Mill	Cherry Hill, NJ	308	$6.5	$7.1
Calypso Apartments and Lofts	Irvine, CA	177	12.7	13.6
Halstead	Houston, TX	301	5.9	6.5
The Reserve at John’s Creek Walk (d)	Johns Creek, GA	210	2.8	3.4
Waterford Place (e)	Dublin, GA	—	—	9.8
Stabilized/Non-comparable:
4550 Cherry Creek	Denver, CO	288	12.2	12.5
55 Hundred (d)	Arlington, VA	234	19.8	21.6
7166 at Belmar	Lakewood, CO	308	11.3	12.4
Bailey’s Crossing (d)	Alexandria, VA	414	28.0	29.3
Briar Forest Lofts	Houston, TX	352	8.5	9.1
The Cameron (d) (f)	Silver Spring, MD	325	13.0	11.2
Cyan/PDX	Portland, OR	352	20.7	45.4
The District Universal Boulevard	Orlando, FL	425	11.6	33.4
Eclipse	Houston, TX	330	6.0	6.8
Fitzhugh Urban Flats	Dallas, TX	452	10.8	11.1
Forty55 Lofts	Marina del Rey, CA	140	12.1	12.7
Grand Reserve (g)	Dallas, TX	149	5.9	5.5
Renaissance	Concord, CA	132	22.6	—
San Sebastian	Laguna Woods, CA	134	19.3	19.9
Satori (d)	Fort Lauderdale, FL	279	9.9	11.0
Skye 2905	Denver, CO	400	19.8	27.8
Tupelo Alley	Portland, OR	188	10.1	10.7
The Venue	Clark County, NV	168	13.7	14.4
Veritas (h)	Henderson, NV	430	13.5	14.2
Development:
Renaissance Phase II	Concord, CA	163	3.9	—
		6,659	$300.6	$349.4
Total units - consolidated and unconsolidated		10,166

(a)          Our ownership interest in all of our consolidated communities is 100%, as of the date indicated, except for the following communities:  Argenta (95%), Stone Gate (55%) and West Village (55%).  During the three months ended September 30, 2011, our effective ownership in Argenta had a net change from 96% to 95%.  Argenta, Stone Gate and West Village are indirectly owned through a single BHMP CO-JV, where the percentages indicate our effective ownership in each community.  Each of these communities may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(b)         Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55%, as of the date indicated, except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%).  Each of our investments in unconsolidated real estate joint ventures may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(c)          Each of the investments wholly own the underlying property or loan investment except where otherwise noted.

(d)         Equity interests in the property owned by BHMP CO-JV with other third party owners which are subject to call rights, put rights and/or buy-sell rights.

(e)          In April 2011, the Waterford Place BHMP CO-JV operating agreement was modified, requiring us to consolidate the Waterford Place BHMP CO-JV.  In May 2011, the Waterford Place BHMP CO-JV sold the Waterford Place multifamily community for a sales price of $110 million, before closing costs.  The net proceeds were used to acquire Stone Gate and West Village, both of which are consolidated multifamily communities.

(f)            In April 2011, the Cameron BHMP CO-JV converted its loan investment into an equity investment in The Cameron.

(g)         Loan investment by a BHMP CO-JV.

(h)         Equity investment of a BHMP CO-JV in a Property Entity with unaffiliated third parties and a loan investment by the BHMP CO-JV.  The equity interest is subject to call rights, put rights and buy/sell rights and the right by the BHMP CO-JV to convert its loan investment into an equity interest.

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

During the nine months ended September 30, 2011, through our Waterford Place BHMP CO-JV, we acquired in separate transactions three consolidated interests in multifamily communities, Argenta (96%), West Village (55%) and Stone Gate (55%), totaling 711 units, for an aggregate gross purchase price of approximately $194.7 million.  A portion of the aggregate purchase price was funded with mortgage loan payables of $58.5 million. We had no acquisitions during the three months ended September 30, 2011.

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

The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date individually presented for the material acquisitions and summarized for the other 2011 and 2010 non-material acquisition are as follows (in millions):

	2011 Acquisitions as of September 30, 2011			2010 Acquisitions as of September 30, 2010
	Waterford	Non-Material	Total 2011	The Lofts at	Burnham	Non-Material	Total 2010
	Place	Acquisitions	Acquisitions	Park Crest	Pointe	Acquisitions	Acquisitions
Assets held for sale	$110.9	$—	$110.9	$—	$—	$—	$—
Land	—	24.7	24.7	—	10.4	39.4	49.8
Buildings and improvements	—	166.3	166.3	49.7	76.0	116.5	242.2
Cash	0.2	—	0.2	—	—	—	—
Intangible assets:
In place lease	—	3.5	3.5	2.7	1.6	3.0	7.3
Contractual rights (a)	—	—	—	16.2	—	—	16.2
Total intangible assets	—	3.5	3.5	18.9	1.6	3.0	23.5
Other assets	0.3	—	0.3	—	—	—	—
Liabilities related to assets held for sale	(61.2)	—	(61.2)	—	—	—	—
Mortgage loan payable	—	(58.5)	(58.5)	—	—	(26.8)	(26.8)
Deferred lease revenues and other liabilities (b)	—	—	—	(0.4)	—	—	(0.4)
Noncontrolling interests- equity	(0.1)	—	(0.1)	—	—	—	—
Total	$50.1	$136.0	$186.1	$68.2	$88.0	$132.1	$288.3

(a)          Contractual rights include land and parking garage rights.

(b)         The deferred lease revenues and other liabilities relate to contingent consideration payable of $0.4 million.

The amounts recognized for revenues and net income (losses) from the acquisition dates to September 30, 2011 and 2010, individually for material acquisitions and summarized for non-material acquisitions are as follows (in millions):

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Waterford	Non-Material	Total 2011	The Lofts at	Burnham	Non-Material	Total 2010
	Place	Acquisitions	Acquisitions	Park Crest	Pointe	Acquisitions	Acquisitions
Revenues	$—	$5.8	$5.8	$3.5	$1.7	$4.4	$9.6
Acquisition expenses	$—	$2.9	$2.9	$0.4	$1.0	$0.9	$2.3
Depreciation and amortization	$—	$5.4	$5.4	$2.0	$1.6	$3.5	$7.1
Gain on revaluation of equity on a business combination	$18.1	$—	$18.1	$—	$—	$—	$—
Income from discontinued operations, net of noncontrolling interest	$0.2	$—	$0.2	$—	$—	$—	$—
Net income (loss), net of noncontrolling interest	$18.3	$(5.0)	$13.3	$—	$(1.8)	$(2.8)	$(4.6)

The following unaudited consolidated pro forma information is presented as if we acquired each of the properties on January 1, 2010.  This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $0.3 million and $6.1 million for the three and nine months ended September 30, 2011, and $3.2 million and $8.7 million for the three and nine months ended September 30, 2010, respectively.  The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the proforma results below as income (loss) from continuing operations was not affected by these transactions.  We have excluded the gain on revaluation of equity on a business combination of $18.1 million for the acquisition of Waterford Place for the nine months ended September 30, 2011.  The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in millions, except per share):

	Proforma		Proforma
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$17.6	$13.4	$50.5	$39.1
Depreciation and amortization	$9.1	$8.5	$25.7	$30.2
Loss from continuing operations	$(6.4)	$(7.9)	$(19.2)	$(30.0)
Loss from continuing operations per share	$(0.04)	$(0.08)	$(0.15)	$(0.30)

Depreciation expense associated with our consolidated buildings and improvements for the three months ended September 30, 2011 and 2010 was approximately $6.5 million and $3.7 million, respectively.  Depreciation expense associated with our consolidated buildings and improvements for the nine months ended September 30, 2011 and 2010 was approximately $17.0 million and $7.8 million, respectively.

Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily leases and terms ranging from three to 20 years for retail leases.  Amortization expense associated with our lease intangibles for the three months ended September 30, 2011 and 2010 was approximately $1.8 million and $2.0 million, respectively.  Amortization expense associated with our lease intangibles for the nine months ended September 30, 2011 and 2010 was approximately $4.6 million and $4.7 million, respectively.

Included in other contractual intangibles as of September 30, 2011 and December 31, 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights. Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
of lease intangibles
Year	(in millions)
October - December 2011	$1.0
2012	$0.4
2013	$0.4
2014	$0.4
2015	$0.4

As of September 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related intangibles were as follows (in millions):

	September 30, 2011			December 31, 2010
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$609.6	$15.6	$16.3	$440.6	$12.1	$16.3
Less: accumulated depreciation and amortization	(30.9)	(12.7)	(0.4)	(13.9)	(8.2)	(0.2)
Net	$578.7	$2.9	$15.9	$426.7	$3.9	$16.1

Investments in Unconsolidated Real Estate Joint Ventures

We have entered into 24 separate joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch

foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

PGGM has committed to invest up to $300 million in co-investments with affiliates or investment programs of our sponsor.  As of September 30, 2011, approximately $11.2 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.

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

We have determined that our BHMP CO-JVs are not variable interest entities.  For 23 of the 24 BHMP CO-JVs, we have determined that each member has equal substantive control and participating rights with no single party controlling each BHMP CO-JV. Accordingly, we account for our interest in each of those 23 BHMP CO-JVs using the equity method of accounting.  For one of the BHMP CO-JVs, Waterford Place BHMP CO-JV, we concluded that we have the controlling interest in the BHMP CO-JV and accordingly, the BHMP CO-JV is consolidated and not included in the following information beginning April 1, 2011.

Certain BHMP CO-JVs have made equity investments with third-party owners in, and/or have made loans to, entities that own multifamily operating communities or development communities.  The collective group of these operating property entities or development entities is collectively referred to herein as “Property Entities.”  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property and obtaining legally separated debt and equity financing.

As of September 30, 2011, six of our BHMP CO-JVs include equity investments in Property Entities.  Each of these BHMP CO-JV equity investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation. Of these six Property Entities, four of our investments are reported on a consolidated basis by the BHMP CO-JV and the remaining investments are recorded as unconsolidated real estate joint ventures and reported with the equity method of accounting by the respective BHMP CO-JVs.

During the nine months ended September 30, 2011, we formed one new BHMP CO-JV.  During the nine months ended September 30, 2010, we formed five new BHMP CO-JVs.

In April 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity.  In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity.  The BHMP CO-JV also contributed approximately $3.8 million of additional capital. The BHMP

CO-JV’s capital contribution along with a capital contribution from an unaffiliated third party partner was used by The Cameron Property Entity to restructure and extend the maturity of the $72.7 million senior loan, to redeem a partner’s equity ownership interest and to pay other closing costs. Our portion of the BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from the primary portion of our Initial Public Offering.

As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third-party owner.  The Cameron BHMP CO-JV will now report its investment in The Cameron Property Entity on a consolidated basis.

Also during the nine months ended September 30, 2011, the BHMP CO-JVs Cyan/PDX and The District Universal Boulevard obtained new mortgage financing aggregating $70.5 million.  Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $43.4 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the nine months ended September 30, 2011.  Additionally, the Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan.  Our share of the distributions was approximately $5.0 million and is classified as a return of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the nine months ended September 30, 2011.

The summarized financial data shown below presents the combined accounts of each of the BHMP CO-JVs and Property Entities where there is a corresponding BHMP CO-JV equity investment.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  The Waterford BHMP CO-JV, which we report on a consolidated basis effective April 1, 2011, is excluded from the September 30, 2011 balance sheet data.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

Balance Sheet Data:

	September 30,	December 31,
	2011	2010
Land, buildings and improvements	$1,251.1	$1,181.8
Less: accumulated depreciation and amortization	(66.2)	(37.6)
Land, buildings and improvements, net	1,184.9	1,144.2
Construction in progress	7.8	—
Notes receivable, net	7.4	26.3
Cash and cash equivalents	13.8	13.4
Intangible assets, net of accumulated amortization of $17.0 million and $12.9 million as of September 30, 2011 and December 31, 2010, respectively	1.1	5.0
Other assets, including restricted cash	16.9	18.3
Total assets	$1,231.9	$1,207.2

BHMP CO-JV level mortgage loans payable	$431.0	$337.7
Property Entity level construction and mortgage loans payable	253.7	253.2
Accounts payable, interest payable and other liabilities	18.1	18.5
Total liabilities	702.8	609.4

Redeemable, noncontrolling interests	6.2	7.8

Our members’ equity	282.3	333.9
BHMP CO-Investment Partner’s equity	222.1	250.3
Nonredeemable, noncontrolling interests	18.5	5.8
Total equity	522.9	590.0
Total liabilities and equity	$1,231.9	$1,207.2

Operating Data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental revenues	$26.0	$18.8	$73.6	$41.3
Interest income	1.0	2.5	3.8	7.3
	27.0	21.3	77.4	48.6
Expenses:
Property operating expenses	8.2	7.4	22.7	18.6
Real estate taxes	3.5	2.7	10.1	6.0
Interest expense	7.4	5.2	19.7	12.1
Acquisition expenses	0.6	—	0.6	1.0
Depreciation and amortization	13.1	11.9	40.5	28.7
	32.8	27.2	93.6	66.4

Gain on acquisition of controlling interest	—	1.3	—	1.3

Loss from continuing operations	(5.8)	(4.6)	(16.2)	(16.5)
Loss from discontinued operations	—	(0.1)	(0.2)	(1.2)
Net loss	(5.8)	(4.7)	(16.4)	(17.7)
Net loss attributable to noncontrolling interests	1.5	1.3	3.8	3.8
Net loss attributable to consolidated BHMP CO-JV	$(4.3)	$(3.4)	$(12.6)	$(13.9)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(2.5)	$(2.1)	$(7.1)	$(8.0)

Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through the periods ended April 1, 2011, the date which we consolidated the real estate joint venture.  The table below shows operating results included in discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Rental revenue	$—	$2.0	$2.0	$6.0

Expenses
Property operating expenses	—	0.4	0.4	1.3
Real estate taxes	—	0.2	0.3	0.7
Interest expense	—	0.7	0.7	2.2
Depreciation and amortization	—	0.8	0.8	3.0
Total expenses	—	2.1	2.2	7.2

Loss from discontinued operations	$—	$(0.1)	$(0.2)	$(1.2)

The following presents the reconciliation between our member’s equity interest in the combined BHMP CO-JVs and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	September 30,	December 31,
	2011	2010
Balance of our member’s equity in the BHMP CO-JVs	$282.3	$333.9
Other capitalized costs, net of amortization	18.3	15.5
Investments in unconsolidated real estate joint ventures	$300.6	$349.4

Included in the combined financial data are certain notes receivable from Property Entities to BHMP CO-JVs.  All note receivable advances have reached their required maximum funding amounts.  Below are the BHMP CO-JVs’ notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

	Carrying Amount
	September 30,	December 31,	Fixed
Name of Underlying Property	2011	2010	Interest Rate	Maturity Date
Grand Reserve	$7.4	$7.4	10.0%	April 2012
The Cameron (a)	—	18.9	9.5%	December 2012
Total BHMP CO-JV Notes Receivable, net	$7.4	$26.3

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

In the combined financial data, a note receivable and note payable between the BHMP CO-JV and its Property Entity in which the BHMP CO-JV has an equity interest are eliminated.  Below is the eliminated BHMP CO-JV’s note receivable (amounts in millions):

	Carrying Amount
Name of Underlying Property	September 30, 2011	December 31, 2010	Fixed Interest Rate	Maturity Date
Veritas	$21.0	$21.0	13.0%	December 2013
Total BHMP CO-JV Notes Receivable eliminated in combination	$21.0	$21.0

As of September 30, 2011 and December 31, 2010, BHMP CO-JVs are also subject to senior mortgage loans payable as described in the following table. These loans are senior to the equity investments by the BHMP CO-JVs.  The lenders for these loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loan payables are referred to as BHMP CO-JV level mortgage loans payable (amounts in millions and monthly LIBOR at September 30, 2011 was 0.24%):

	Carrying Amount
BHMP CO-JV Level Mortgage	September 30,	December 31,
Loans Payable	2011	2010	Interest Rate	Maturity Date
The Cameron	$72.7	$—	Monthly LIBOR + 389 bps	April 2013
Waterford Place (a)	—	59.0	4.83% - Fixed	May 2013
4550 Cherry Creek	28.6	28.6	4.23% - Fixed	March 2015
Calypso Apartments and Lofts	24.0	24.0	4.21% - Fixed	March 2015
7166 at Belmar	22.8	22.8	4.11% - Fixed	June 2015
Cyan/PDX	33.0	—	4.25% - Fixed	April 2016
Burrough’s Mill	26.0	26.0	5.29% - Fixed	October 2016
Fitzhugh Urban Flats	28.0	28.0	4.35% - Fixed	August 2017
Eclipse	20.8	20.8	4.46% - Fixed	September 2017
Briar Forest Lofts	21.0	21.0	4.46% - Fixed	September 2017
Tupelo Alley	19.3	19.3	3.58% - Fixed	October 2017
Halstead	15.7	15.7	3.79% - Fixed	November 2017
The District Universal Boulevard	37.5	—	4.54% - Fixed	June 2018
Skye 2905 (b)	56.1	47.0	4.19% - Fixed	June 2018
Forty55 Lofts	25.5	25.5	3.90% - Fixed	October 2020
Total	$431.0	$337.7

(a)          The mortgage loan was eliminated from this presentation upon our consolidation of the BHMP CO-JV in April 2011.

(b)         In May 2011, the Skye 2905 BHMP CO-JV closed on a $56.1 million mortgage and repaid a $47.0 million floating rate bridge loan.

As of September 30, 2011 and December 31, 2010, Property Entities are subject to senior construction and mortgage loans payable as described in the following table. These loans are senior to any equity or debt investments by the BHMP CO-JVs.  The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and with respect to Satori and Veritas, to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level construction and mortgage loans payable (amounts in millions and monthly LIBOR at September 30, 2011 was 0.24%):

	Carrying Amount
Property Entity Level Construction	September 30,	December 31,
and Mortgage Loans Payable	2011	2010	Interest Rate	Maturity Date
Satori (a) (b)	$70.7	$71.3	Monthly LIBOR + 140 bps	October 2011
Bailey’s Crossing (a)	71.7	71.1	Monthly LIBOR + 275 bps	November 2011
Veritas (a)	37.1	35.1	Monthly LIBOR + 275 bps	December 2012
The Reserve at John’s Creek Walk	23.0	23.0	6.46% - Fixed	March 2013
55 Hundred (a)	51.2	52.7	Monthly LIBOR +300 bps	November 2013
Total	$253.7	$253.2

(a)          Each of these Property Entity level construction loans are used to fund development projects and are now substantially funded.  Each construction loan has provisions allowing for prepayment at par and extensions, generally two one-year options if certain operational performance levels have been achieved as of the maturity date.  An extension fee, generally 0.25% of the total loan balance, is required for each extension.

(b)         The Property Entity is currently in the process of extending the construction loan, which became due in October 2011, or refinancing the construction loan with new permanent financing. However, as of the maturity date of the construction loan, neither of these has been successfully completed.  Although the construction lender continues to negotiate and has not exercised any of its remedies, the construction loan is currently in default.  If the construction lender did exercise its remedies, we expect that the Property Entity and/or the Satori BHMP CO-JV would have an opportunity to cure the default or otherwise negotiate a restructuring acceptable to the construction lender and the Property Entity.  However, there is no assurance that we would be able to restructure the construction loan on terms acceptable to us, the Satori BHMP CO-JV or the Satori Property Entity.

As of September 30, 2011, approximately $1.1 billion of the net carrying value of land, buildings and improvements collateralized the combined BHMP CO-JV level and Property Entity level construction and mortgage loans payable.

In 2010, the Grand Reserve BHMP CO-JV terminated an option agreement with the Grand Reserve Property Entity canceling options for the BHMP CO-JV to acquire an interest in the multifamily community and for the Property Entity to obligate the BHMP CO-JV to acquire the multifamily community (the “Put Option”).  In June 2011, the Property Entity attempted to give notice of its exercise of the Put Option, despite the BHMP C0-JVs prior termination of the agreement giving rise to such option.  Following that attempt, the BHMP CO-JV reiterated that the option agreement had been terminated. On July 27, 2011, the Property Entity filed an arbitration claim, seeking determination by the arbiter as to the validity of the termination of the option agreement by the BHMP CO-JV.   The BHMP CO-JV has and intends to continue to vigorously deny the validity of the option agreement that gave rise to the Put Option and believes it has meritorious defenses.  Accordingly, no amount related to the Put Option has been recognized by the Grand Reserve BHMP CO-JV as of September 30, 2011.  At this time, an estimate of any potential loss cannot be made.

5.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail space, representing approximately 3% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2011 for our consolidated multifamily communities are as follows (in millions):

Future Minimum
Year	Lease Payments
October through December 2011	$0.6
2012	2.3
2013	2.3
2014	2.3
2015	2.3
Thereafter	26.6
Total	$36.4

6.                                      Mortgage Loans Payable

The following presents the carrying amounts of the mortgage loans payable as of September 30, 2011 and December 31, 2010 (amounts in millions and monthly LIBOR at September 30, 2011 was 0.24%):

	Balance Outstanding
	September 30,	December 31,
Mortgage Loans Payable	2011	2010	Type of Loan	Interest Rate	Maturity Date
Acacia on Santa Rosa Creek	$25.8	$26.3	Principal and interest	4.63% - Fixed	May 2013
Allegro	24.0	—	Interest-only	Monthly LIBOR + 245 bps	July 2014
The Gallery at NoHo Commons	51.3	51.3	Interest-only	4.72% - Fixed	November 2016
Mariposa Loft Apartments	15.8	15.8	Interest-only	5.21% - Fixed	March 2017
Acappella	30.3	—	Interest-only until 2015	3.86% - Fixed	August 2018
Total Wholly Owned	147.2	93.4

West Village	21.3	—	Principal and interest	Monthly LIBOR + 280 bps	December 2013
Argenta	51.0	—	Interest-only	3.19% - Fixed	August 2016
Stone Gate	36.9	—	Principal and interest	4.24% - Fixed	July 2018
Total Consolidated BHMP CO-JV	109.2	—

Total All	$256.4	$93.4

In connection with our business combination of the Waterford Place BHMP CO-JV, we consolidated the Waterford Place mortgage loan payable of $58.6 million as of April 1, 2011.  In connection with the sales of the Waterford Place multifamily community in May 2011, the buyer assumed the mortgage loan payable at par.

As of September 30, 2011, $447.6 million of the net carrying value of real estate collateralized the mortgage loans payable.

Contractual principal payments for the remainder of 2011 and each of the four subsequent years thereafter are as follows (in millions):

Contractual
Year	Principal Payments
October through December 2011	$0.4
2012	1.8
2013	46.3
2014	24.7
2015	0.9
Thereafter	182.3
Total	$256.4

7.                                      Credit Facility Payable

On March 26, 2010, we closed on a $150.0 million credit facility.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2011, the applicable margin was 2.08% and the base rate was 0.24% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain indirectly wholly owned multifamily communities where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility

agreement.   As of September 30, 2011, $243.8 million of the net carrying value of real estate collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting purposes.  As of September 30, 2011, available but undrawn amounts under the credit facility are approximately $140.0 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2011.

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

As part of our consolidation of the Waterford Place BHMP CO-JV in April 2011, we acquired a controlling interest in the multifamily communities owned by the Waterford Place BHMP CO-JV.  As of September 30, 2011, the noncontrolling ownership interest’s proportionate share of the equity in each of these entities is as follows:  Argenta (5%), West Village (45%) and Stone Gate (45%).  Subsequent to April 2011, we and the noncontrolling interest sold Waterford Place and adjusted the noncontrolling interest interest from 4% to 5%.  The balance of the noncontrolling interest in the remaining three multifamily communities was $20.5 million as of September 30, 2011.

Noncontrolling interests also include 121 units of preferred units issued by Behringer Harvard Waterford Place REIT, LLC (the “Waterford REIT”) to third parties as of September 30, 2011.   As of September 30, 2011, the carrying amount of the preferred units’ noncontrolling interest was approximately $0.1 million.  The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members’ equity.  The Waterford REIT, at its option, may redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $100 for the first year which declines in value $25 each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

9.                                      Stockholders’ Equity

Capitalization

As of September 30, 2011 and December 31, 2010, we had 163,973,554 and 102,859,791 shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares issued to Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of September 30, 2011 and December 31, 2010, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of September 30, 2011.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of September 30, 2011 and December 31, 2010, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

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

As of September 30, 2011 and December 31, 2010, we did not have any unpaid redemptions.

Distributions

Distributions, including those paid by issuing shares under the DRIP, for the nine months ended September 30, 2011 and 2010 were as follows (amounts in millions):

	Distributions
	Declared	Paid
For the Nine Months Ended September 30, 2011
Third Quarter	$23.7	$22.0
Second Quarter	18.5	17.7
First Quarter	15.9	15.4
Total	$58.1	$55.1

For the Nine Months Ended September 30, 2010
Third Quarter	$15.3	$15.6
Second Quarter	13.9	13.1
First Quarter	11.1	10.2
Total	$40.3	$38.9

Our board of directors declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the fourth quarter of 2011.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

10.                               Commitments and Contingencies

Each of the BHMP CO-JVs and each of the BHMP CO-JV equity investments that include unaffiliated third-party owners include buy/sell provisions.  Under these provisions and during specific periods, an owner could make an offer to purchase the interest of the other owners, and the other owners would have the option to accept the offer or purchase the offering owner’s interest at that price.  As of September 30, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process if the limited partner were to exercise its rights to put its interests to the Bailey’s Crossing BHMP CO-JV. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of September 30, 2011 is approximately $11.8 million.  Based on this value, our share would be approximately $6.5 million.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of September 30, 2011 and December 31, 2010, we had approximately $14.9 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

11.                               Related Party Arrangements

We have no employees and are supported by related party service agreements.  We are dependent on our Advisor, Behringer Harvard Multifamily Management Services, LLC (“BHM Management”) and their affiliates for certain services that are essential to us, including, but not limited to, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

Certain of these services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated.  The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms.  The current term of the Advisory Management Agreement expires on July 1, 2012.  The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

We were required to reimburse the Advisor for organization and offering expenses related to the primary portion of our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”).  Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed primary portion of the Initial Public Offering exclusive of proceeds from the DRIP.   For the three months ended September 30, 2011, we incurred O&O Reimbursement of approximately $0.2 million.  For the nine months ended September 30, 2011, we reduced our O&O Reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount to be disbursed to our Advisor.  For the three and nine months ended September 30, 2010, we incurred O&O Reimbursement of approximately $1.4 million and $6.4 million, respectively.

As of September 30, 2011, $0.1 million of O&O Reimbursement was accrued and unpaid.  As of September 30, 2011, our Advisor has incurred expenses related to the offering totaling approximately $30.8 million, of which approximately $8.9 million has not been recognized by us as offering costs in accordance with the Advisory Management Agreement.

Behringer Securities LP (“Behringer Securities”), an affiliate of our Advisor, served as the dealer manager for the primary portion of the Initial Public Offering and received selling commissions of up to 7% of gross offering proceeds.  Behringer Securities reallowed the selling commissions to participating broker-dealers.  In connection with the primary portion of the Initial Public Offering, up to 2.5% of gross proceeds were paid to Behringer Securities as a dealer manager fee.   Behringer Securities reallowed a portion of its dealer manager fee to certain broker-dealers that participated in the primary portion of the Initial Public Offering.  No organization and offering expenses, selling commissions or dealer manager fees were or will be paid on purchases made pursuant to our DRIP.

The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Sale of common stock	2011	2010	2011	2010
Gross proceeds	$260.3	$78.2	$593.8	$366.5
Less offering costs:
O&O Reimbursement (a)	(0.2)	(1.4)	0.6	(6.4)
Dealer manager fees	(6.5)	(2.0)	(14.8)	(9.2)
Selling commissions	(17.2)	(5.2)	(40.0)	(24.5)
Total offering costs	(23.9)	(8.6)	(54.2)	(40.1)
Sale of common stock, net	$236.4	$69.6	$539.6	$326.4

(a)          During the nine months ended September 30, 2011, we reduced our estimate of O&O reimbursement by $0.6 million to adjust to the O&O Reimbursement to the actual amount due to our Advisor.

Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the identified work.  Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incurs that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three months ended September 30, 2011 and 2010, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $0.9 million and $2.4 million, respectively. For the nine months ended September 30, 2011 and 2010, our Advisor earned acquisition and advisory fees of approximately $4.4 million and $8.8 million, respectively. For the three months ended September 30, 2011, $0.5  million was capitalized to investments in unconsolidated real estate joint ventures.     For the three months ended September 30, 2010, no acquisition and advisory fees were capitalized.  For the nine months ended September 30, 2011 and 2010, respectively, $1.0 million and $2.5 million were capitalized to investments in unconsolidated real estate joint ventures.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three and nine months ended September 30, 2011, our Advisor has earned debt financing fees of $0.9 million and $1.9 million, respectively.  For the three and nine months ended September 30, 2010, our Advisor has earned debt financing fees of approximately $0.5 million and $2.6 million, respectively.

Our Advisor receives a monthly asset management fee for each real estate related asset held by us. Since September 2008 through July 1, 2010, the asset management fee was equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month.

Effective July 1, 2010, the asset management fee was modified so that the amount of the fee is dependent upon our performance with respect to reaching a modified funds from operations or MFFO coverage amount per quarter of $0.15 per share of our common stock (equivalent to an annualized $0.60 per share).  As modified, the asset management fee will be a monthly fee equal to one-twelfth of the Applicable Asset Management Fee Percentage (“the AAMF Percentage”) of the sum of the higher of the cost or value of our assets.  Effective July 1, 2010, the AAMF Percentage was 0.50% (reduced from 0.75% prior to July 1, 2010). The percentage will increase to 0.75% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 80% of the MFFO coverage amount described above.  Once the AAMF Percentage has increased to 0.75%, it will not decrease during the term of the agreement, regardless of our MFFO in any subsequent period.  The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 100% of such MFFO coverage amount.  Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the AAMF Percentage had been 0.75% every day since July 1, 2010. In no event will our Advisor receive more than the asset management fee at the annual 0.75% rate originally contracted for, but will be at risk for up to one-third of those fees and incentivized to grow our MFFO.  Since July 1, 2010, the AAMF Percentage has been 0.50%.

For the three months ended September 30, 2011 and 2010, our Advisor earned asset management fees of approximately $1.6 million and $1.0 million, respectively.  For the nine months ended September 30, 2011 and 2010, our Advisor earned asset management fees of approximately $4.7 million and $3.7 million, respectively.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management do not give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days’ prior written notice.  Further, the Property Management Agreement applies where we have control over the selection of property management.  As of September 30, 2011, 33 multifamily communities, including BHMP CO-JVs, were subject to the Property Management Agreement.  For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

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

For the three and nine months ended September 30, 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $0.8 million and $2.2 million, respectively, and $0.2 million and $0.4 million for the respective periods ended September 30, 2010.

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

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended September 30, 2011 and 2010 of approximately $0.6 million and $0.7 million, respectively.  For the nine months ended September 30, 2011 and 2010, general and administrative expenses incurred were approximately $1.6 million and $1.8 million, respectively.

As of September 30, 2011, our receivables from the Advisor and its affiliates were $0.1 million and our payables to the Advisor and its affiliates were $1.4 million.  As of December 31, 2010, our receivables from affiliates were $0.3 million and our payables to affiliates were $2.9 million.

12.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $-0- and $0.9 million in 2011 and 2010, respectively	$7.3	$2.5

Non-cash investing and financing activities:
Net assets held for sale acquired in business combination with no consideration paid	$(108.5)	$—
Mortgage note payable assumed by purchaser of asset held for sale	$(58.4)	$—
Acquisition of controlling interest	$22.6	$—
Assumptions of mortgage note payable	$80.1	$26.7
Stock issued pursuant to our DRIP	$27.4	$18.8
Distributions payable	$8.1	$4.6
Accrued offering costs and dealer manager fees	$(0.6)	$2.7
Redemptions payable	$—	$5.7

13.                               Discontinued Operations

Effective April 1, 2011, we acquired a controlling interest in the Waterford Place BHMP CO-JV which owned the Waterford Place multifamily community and thus consolidated the entity as of that date.   Waterford Place was classified as held for sale on April 1, 2011 at the time management committed to a plan to sell the asset.  Waterford Place was recorded at its fair value, and in conjunction with these transactions, we recorded a gain on the revaluation of equity on a business combination.  During May 2011, we sold Waterford Place for a contract price of $110 million, before closing costs.  As the multifamily community’s assets and liabilities were already recorded at their fair values, no resulting gain or loss on sale was recorded at the closing of the sale.

The results of operations for Waterford Place have been classified as discontinued operations in the accompanying consolidated statements of operations for nine months ended September 30, 2011.  There were no significant results of operations to reclassify to discontinued operations for the three months ended September 30, 2011.  Because the property was recorded using the equity method of accounting prior to April 1, 2011, discontinued operations are only presented from April 1, 2011 through September 30, 2011 in the following table (in millions):

For the Nine
Months Ended
September 30, 2011
Rental revenue	$0.9

Expenses
Property operating expenses	0.2
Real estate taxes	0.1
Interest expense	0.3
Total expenses	0.6

Income from discontinued operations	$0.3

14.                               Subsequent Events

Distributions Paid

On October 3, 2011, we paid total distributions of approximately $8.1 million, of which $3.5 million was cash distributions and $4.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of September 2011. On November 1, 2011, we paid total distributions of approximately $8.4 million, of which $3.6 million was cash distributions and $4.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of October 2011.

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of September 30, 2011, all of our investments have been in high quality multifamily communities located in the top 50 Metropolitan Statistical Areas (“MSAs”) in the United States.  We have made and intend to continue making investments both on our own, through consolidated investments, and through co-investment arrangements with other participants (“Co-Investment Ventures”).

As of September 30, 2011, we have 11 wholly owned multifamily equity investments, 3 wholly owned multifamily debt investments, and 27 investments through Co-Investment Ventures.   We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us; however, we anticipate Co-Investment Ventures will represent a smaller percentage and consolidated investments will represent a larger percentage of our new investments in the future.

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

Offerings of Our Common Stock

We terminated offering shares of common stock in the primary portion of our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of the primary portion of our

Initial Public Offering, we reallocated 50 million unsold shares remaining from the primary portion of our Initial Public Offering to the distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a price of $9.50 per share.  As of September 30, 2011, we have sold approximately 7.1 million shares under our DRIP for gross proceeds of approximately $67.4 million, and there are approximately 92.9 million shares remaining to be sold under the plan.

We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our primary Initial Public Offering.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.

In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle.  These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae and Freddie Mac (each a government-sponsored enterprise, or “GSE”) and other financing providers, such as banks and insurance companies. Accordingly, with these capital sources currently available, we believe that at the completion of our acquisition phase we will own sufficient assets that meet our investment objectives.

Shares of our common stock are not currently listed on a national securities exchange.  Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our primary Initial Public Offering.

Co-Investment Ventures

As of September 30, 2011 all of our investments made through Co-Investment Ventures have been made through joint ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) through entities in which we are the manager. The 1% general partner of the BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, which is an affiliate of our Advisor and is indirectly owned by our sponsor, Behringer Harvard Holdings, LLC. The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities.

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

Certain BHMP CO-JVs have made equity investments with third-party partners in, and/or have made loans to, entities that own multifamily operating properties or development communities. The collective group of these operating property entities or development entities is collectively referred to herein as “Property Entities.” Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property and obtaining legally separated debt and equity financing.

As of September 30, 2011, one of our 24 BHMP CO-JVs has only a mezzanine loan investment. The remaining 23 BHMP CO-JVs have made equity investments in operating properties.  We consolidate one of the BHMP CO-JVs which owns three multifamily communities.  Six BHMP CO-JVs have made equity investments with third party partners in, and/or have made notes receivable to, Property Entities that own one real estate operating property.  The partners of these Property Entities are the applicable BHMP CO-JV and unaffiliated third parties, which were organized to own, construct, and finance only one particular real estate project. Each of these six BHMP CO-JV investments in a Property Entity is evaluated for consolidation at the BHMP CO-JV level using our principles of consolidation.  Based on this evaluation, four of the six investments are reported on a consolidated basis by the BHMP CO-JV.   The two remaining investments are recorded as unconsolidated real estate joint ventures and reported using the equity method of accounting by the respective BHMP CO-JVs.

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

Each current Property Entity arrangement with an unaffiliated third party developer is unique and heavily negotiated, but the governing agreement and the capital structure generally include certain basic provisions. The BHMP CO-JV will generally provide the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances could be 100% of the equity capital. If one of the owners has made a special contribution, usually defined as a contribution where the other owners do not participate, the owner making the special contribution will receive priority distributions until the capital is returned to the contributing owner plus a preference rate. To avoid dilution, we expect the BHMP CO-JV will always make such special contributions. Currently, two BHMP CO-JVs are the only owners in a Property Entity with such a capital account.  Other distributions from operating cash flow are generally distributed pro rata between those owners who contributed capital. Distributions after these capital accounts are returned to the owners are generally not distributed pro rata, where the unaffiliated developer owner will generally receive a higher proportion. This additional distribution, referred to as a promote or net profits interest, generally ranges from 20% to 50%. For future Co-Investment Ventures, particularly development projects, we may incorporate different forms or structures.

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

For two Property Entities, Satori and Veritas, the unaffiliated third party developer provides completion guarantees and cost overrun protections.  The unaffiliated third party developer guarantees all principal and interest payments under the construction loan, usually through the term of the construction loan.

Market Outlook

At the beginning of the third quarter of 2011, the U.S. economy was weighed down with concerns over the U.S. debt ceiling and financial conditions in the European Union.  While these issues still remain unresolved and many economists are still split on whether the U.S. is headed for a double-dip recession, key economic fundamentals and analysts are now pointing to less of a risk of a 2008 level recession, and more towards a longer period of moderate, uneven growth. During the third quarter, GDP growth was reported at 2.5%, with slight declines of unemployment benefits and slight increases in consumer spending and equipment and software expenditures, which while far less than levels needed for a full recovery, were positive and not declining. Further, reports that the European Union was working towards a solution to recapitalize European banks indicated more optimism that a severe world-wide recession could be averted. We share the view that the U.S. economy will face a protracted period of slow growth.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in multifamily investments should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, their aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  While the factors noted above should position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment to maintain rental growth.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  Five and ten year treasury rates have declined approximately 1% from their rates at December 31, 2010 to September 30, 2011. Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that a downgrade of the U.S. credit rating could reverse these trends, thus far this has not occurred and with the international support provided U.S. treasuries, both during and after the debt ceiling debate, and announcements that many treasury holders would not be required to sell their positions, it would seem to indicate a more limited disruption than originally discussed.

In addition to these macro-multifamily fundamentals, we believe the Company is financially positioned to withstand many impacts of an economic slowdown. Should there be an increase in interest rates, approximately 60% of the share of our debt is at long term, fixed rates.  Further, as of September 30, 2011, we held cash and cash equivalents of approximately $530.1 million and had borrowing capacity from our line of credit of $140.0 million. Our cash position is greater than our total company level debt and greater than our share of our variable rate debt. We believe this will give us flexibility to manage our interest rate exposure should interest rates in general increase.  However, with the eventual outcome of the U.S. and European debt situations uncertain, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

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

We believe that the projected demand for new developments coupled with the tight capital markets for new developments may also provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account.  GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations.  Banks and other debt providers tend to limit financing to approximately 60% of total costs.  These limitations, which may only increase if the U.S. experiences an overall economic slowdown, may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years).  During 2011, we have closed a multifamily development related mezzanine loan investment for $10.5 million and two mortgage land loans to developers for planned multifamily redevelopments totaling $8.1 million.  These land loans have options, where we may elect to participate in the development through an equity investment.  We will also evaluate developments for our own account or with development partners that meet our investment criteria.  During 2011, we commenced development of a 121 unit multifamily community adjacent to the Allegro in Addison, Texas.  In connection with our investment in Renaissance BHMP CO-JV, we acquired 2.7 acres for a planned 163 unit multifamily development in Concord, California.

Property Portfolio

The table below presents our consolidated communities, investments in unconsolidated real estate joint ventures (all of which are currently BHMP CO-JVs) and wholly owned note receivables.  Each of these investments is categorized as of September 30, 2011 based on stages as defined below:

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

•                  Developments are communities currently under construction or development for which leasing activity has not commenced.

For each of the investments in unconsolidated real estate joint ventures in BHMP CO-JVs, we provide additional information describing the underlying investment.  All BHMP CO-JV information is presented gross and not proportionate to our ownership (amounts in millions):

		Physical Occupancy		Monthly Rental Rate
		Rates (a)		Per Unit (b)
Consolidated Investments in Real Estate (c)	Units	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Stabilized/Comparable:
The Gallery at NoHo Commons / Los Angeles, CA	438	95%	85%	$1,858	$1,877
Grand Reserve Orange / Orange, CT	168	90%	93%	$1,567	$1,511
Mariposa Loft Apartments / Atlanta, GA	253	98%	98%	$1,245	$1,164
Stabilized/Non-Comparable:
Acacia on Santa Rosa Creek / Santa Rosa, CA	277	96%	91%	$1,363	$1,309
Acappella / San Bruno, CA	163	91%	50%	$2,178	N/A
Allegro / Addison ,TX	272	96%	85%	$1,374	N/A
Argenta / San Francisco, CA	179	98%	N/A	$2,714	N/A
Burnham Pointe / Chicago, IL	298	93%	90%	$2,019	$2,016
The Lofts at Park Crest / Mc Lean, VA	131	91%	95%	$3,028	$3,046
The Reserve at LaVista Walk / Atlanta, GA	283	93%	91%	$1,116	$1,088
Stone Gate / Marlborough, MA	332	94%	N/A	$1,468	N/A
Uptown Post Oak / Houston, TX	392	96%	91%	$1,463	$1,389
West Village / Mansfield, MA	200	95%	N/A	$1,523	N/A
Developments:
7 Rio / Austin, TX (d)	221	N/A	N/A	N/A	N/A
Allegro Phase II / Addison, TX	121	N/A	N/A	N/A	N/A
Brookhaven / Atlanta, GA (d)	295	N/A	N/A	N/A	N/A
The Domain / Houston, TX (d)	320	N/A	N/A	N/A	N/A
Total consolidated investments	4,343	95%	88%	$1,673	$1,601

		Physical Occupancy		Monthly Rental Rate
		Rates (a)		Per Unit (b)
Investments in Unconsolidated Real Estate Joint Ventures (e) (f)	Units	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Stabilized/Comparable:
Burrough’s Mill / Cherry Hill, NJ	308	86%	92%	$1,502	$1,453
Calypso Apartments and Lofts / Irvine, CA	177	94%	92%	$1,797	$1,756
Halstead / Houston, TX	301	95%	91%	$1,108	$1,074
The Reserve at John’s Creek Walk / Johns Creek, GA (g)	210	98%	96%	$1,144	$1,122
Stabilized/Non-comparable:
4550 Cherry Creek / Denver, CO	288	92%	93%	$1,599	$1,549
55 Hundred / Arlington, VA(g)	234	86%	82%	$1,738	N/A
7166 at Belmar / Lakewood, CO	308	97%	93%	$1,143	$1,070
Bailey’s Crossing / Alexandria, VA (g)	414	91%	76%	$1,807	N/A
Briar Forest Lofts / Houston, TX	352	95%	94%	$1,047	$1,002
The Cameron / Silver Spring, MD (g) (h)	325	96%	97%	$1,823	$1,735
Cyan/PDX / Portland, OR	352	93%	85%	$1,317	$1,254
The District Universal Boulevard / Orlando, FL	425	89%	93%	$1,086	$1,041
Eclipse / Houston, TX	330	95%	92%	$1,140	$1,073
Fitzhugh Urban Flats / Dallas, TX	452	97%	92%	$1,087	$1,013
Forty55 Lofts / Marina del Rey, CA	140	90%	96%	$3,030	$2,830
Grand Reserve / Dallas, TX (i)	149	97%	96%	$1,737	$1,686
Renaissance / Concord, CA	132	94%	N/A	$1,922	N/A
San Sebastian / Laguna Woods, CA	134	63%	45%	$2,020	N/A
Satori / Fort Lauderdale, FL (g)	279	90%	90%	$1,900	$1,815
Skye 2905 / Denver, CO	400	94%	89%	$1,426	N/A
Tupelo Alley / Portland, OR	188	89%	94%	$1,287	$1,198
The Venue / Clark County, NV	168	93%	80%	$890	$922
Veritas / Henderson, NV (g) (j)	430	93%	76%	$1,029	N/A
Developments:
Renaissance Phase II / Concord, CA	163	N/A	N/A	N/A	N/A
Total investments in unconsolidated real estate joint ventures	6,659	92%	89%	$1,419	$1,343
Total all multifamily communities	11,002	93%	88%	$1,506	$1,421

(a)          Physical occupancy rate is defined as the units occupied as of September 30, 2011 and December 31, 2010 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  The total gross leasable area (“GLA”) of retail space for all of these communities is approximately 173,000 square feet, which is approximately 2% of total rentable area.  As of September 30, 2011, all of the communities with retail space are stabilized, and approximately 66% of the 173,000 square feet of retail space was occupied.  The following communities have retail space:  Allegro, Argenta, Burnham Pointe, The Lofts at Park Crest, The Reserve at La Vista Walk, 55 Hundred, The Cameron, Cyan/PDX, The District Universal Boulevard, The Reserve at Johns Creek Walk, Renaissance, Satori, Skye 2905, and Tupelo Alley.  The calculation of total average physical occupancy rates are based upon weighted average number of units.

(b)   Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2011 and December 31, 2010. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three and nine months ended September 30, 2011, these other charges were approximately $3.1 million and $8.7 million, respectively, approximately 8% of total combined revenues for the periods presented. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.  Monthly rental revenue reflects rent actually accruing as of September 30, 2011 and December 31, 2010, respectively, and therefore reflects any concession on base rent as of those dates.  Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for properties classified as stabilized as of September 30, 2011 or December 31, 2010.  The calculation of total average monthly rental revenue per unit is based upon weighted average number of units and only includes amounts reported above.

(c)   Our ownership interest in all of our consolidated communities is 100%, as of the date indicated, except for the following properties:  Argenta (95%), Stone Gate (55%) and West Village (55%).  During the three months ended September 30, 2011, our effective ownership in Argenta had a net change from 96% to 95%.  Argenta, Stone Gate and West Village are indirectly owned through a single BHMP CO-JV, where the percentages indicate our effective ownership.  Each of these properties may become subject to buy-sell rights with the BHMP Co-Investment Partner.

(d)   Loan investment wholly owned by us.

(e)   Each of the investments wholly own the underlying property or loan investment except where otherwise noted.

(f)    Our ownership interest in all our investments in unconsolidated real estate joint ventures is 55%, as of the date indicated, except for The Reserve at Johns Creek Walk (64%), Cyan/PDX (70%) and 7166 at Belmar (70%). Each of our investments in unconsolidated real estate joint ventures is subject to buy-sell rights with the BHMP Co-Investment Partner.

(g)   Equity interests in the property owned by BHMP CO-JV with other third party owners which are subject to call rights, put rights and/or buy-sell rights.

(h)   In April 2011, the Cameron BHMP CO-JV converted its loan investment into an equity investment in The Cameron.

(i)    Loan investment by a BHMP CO-JV and a separate loan investment wholly owned by us.

(j)    Equity investment of a BHMP CO-JV in a Property Entity with other third parties and a loan investment by the BHMP CO-JV.  The equity interest is subject to call rights, put rights and buy/sell rights and the right by the BHMP CO-JV to convert its loan investment into an equity interest.

Results of Operations

During the nine months ended September 30, 2011, we acquired controlling interests in three multifamily communities through our consolidated BHMP CO-JV and only one acquisition for the third quarter of 2011 through an unconsolidated BHMP CO-JV.  These 2011 acquisitions are contributing to increased results in the third quarter of 2011. In addition, during 2010, we purchased five wholly owned multifamily communities.  These 2010 acquisitions are producing a full quarter and year to date results in 2011.

In addition, many of our lease up multifamily communities have transitioned to stabilized operations. As of September 30, 2010, we had interests in nine communities that were in lease up. As of September 30, 2011, all nine of these communities were stabilized, producing increased net operating income.

The combination of increased interests in multifamily communities with a higher number of these multifamily communities stabilized has resulted in significant increases in all of our financial results. A summary of our multifamily communities as of September 30, 2011 and 2010 is as follows:

	As of September 30,
	2011	2010
Consolidated communities	14	8
Investments in unconsolidated real estate joint ventures	24	22
Total	38	30

Stabilized communities	36	21
Lease up communities	—	9
Development	2	—
Total	38	30

The three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Rental Revenues.  Rental revenues for the three months ended September 30, 2011 were approximately $17.6 million compared to $9.4 million for the three months ended September 30, 2010.  The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.   Property operating and real estate tax expenses for the three months ended September 30, 2011 and 2010 were approximately $7.5 million and $4.3 million, respectively.   The increase was due primarily to our acquisition activity as noted above.  We expect continued increases in these expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees.  Asset management fees for the three months ended September 30, 2011 and 2010 were approximately $1.6 million and $1.0 million, respectively. These fees for each period are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 and 2010 were approximately $1.2 million and $1.1 million, respectively.  General and administrative expenses include corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees.

Acquisition Expenses.  For the three months ended September 30, 2011, acquisition expenses were $0.3 million and related to the two loan investments made during the quarter.  Acquisition expenses for the three months ended September 30, 2010 were approximately $3.2 million related to acquisition of two wholly owned multifamily communities.  Acquisition expenses include expenses incurred with third parties, our Advisor and our amortization of acquisition costs related to our BHMP Co-JV investments.  The majority of the acquisition and expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended September 30, 2011 and 2010 was approximately $3.2 million and $1.7 million, respectively.  The increase was principally due to increased borrowings related to our credit facility.  In the first quarter of 2010, we closed on a $150 million credit facility with borrowings ranging from $10 million to $55 million ($20 million outstanding on September 30, 2010).  During the three months ended September 30, 2011, our borrowings under the credit facility ranged from $10.0 million to $64.0 million ($10.0 million outstanding on September 30, 2011).  The increased borrowings in 2011 were partially offset by a decline in the LIBOR base rate interest.   Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees were $0.5 million during both of the three months ended September 30, 2011 and 2010.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was approximately $9.1 million and $6.5 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  As noted above, the increase is due to our consolidated multifamily communities acquired during 2011 and 2010.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended September 30, 2011 and 2010 was approximately $0.9 million and $0.3 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.  Equity in loss of joint venture investments for the three months ended September 30, 2011 was approximately $2.5 million compared to equity in loss of approximately $2.1 million for the three months ended September 30, 2010.  A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2011		September 30, 2010
		Distributions		Distributions
	Equity in	from Operating	Equity in	from Operating
	Earnings (Loss)	Activities	Earnings (Loss)	Activities
Loan investments	$0.5	$0.4	$1.3	$0.7

Equity investments
Stabilized / Comparable	(0.3)	0.4	(0.2)	—
Stabilized / Non-comparable	(2.7)	3.0	(1.5)	1.6
Lease ups	—	—	(1.7)	0.1
	(3.0)	3.4	(3.4)	1.7
Total	$(2.5)	$3.8	$(2.1)	$2.4

Earnings from underlying loan investments decreased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron in April 2011.  As a result, these BHMP CO-JVs did not have any interest income for the three months ended September 30, 2011.  These BHMP CO-JVs had interest income of approximately $0.8 million for the three months ended September 30, 2010.

Equity in loss from stabilized/non-comparable investments increased for the three months ended September 30, 2011 compared to the comparable period in 2010 as all remaining properties in lease up as of September 30, 2010 have moved from lease-up to stabilized/non-comparable as of September 30, 2011.  While the majority of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, all of these investments provided cash distributions from operating activity of approximately $3.0 million during the three months ended September 30, 2011. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity in earnings.

Equity in loss from lease up equity investments decreased for the three months ended September 30, 2011 compared to the comparable period in 2010, as we had no properties in lease up for the three months ended September 30, 2011 compared to 6 as of September 30, 2010.

Income (Loss) from Discontinued Operations.  The income (loss) from discontinued operations relates to our disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV.  The Waterford Place community was sold on May 11, 2011 with only minor activity recognized for the three months ended September 30, 2011.  There were no other property dispositions in 2011 or 2010.

Net Loss Attributable to Noncontrolling Interests. Our noncontrolling interests activity relates to our acquisition of a controlling interest in the Waterford Place BHMP CO-JV effective April 1, 2011 and represents the net income or loss attributable to equity holders who have interest in our consolidated communities. In May 2011, one of these consolidated communities, the Waterford Place community, was sold. The operating results related to these interests for the sold multifamily community are shown separately as discontinued operations. There were no noncontrolling interests in 2010.

The nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Rental Revenues.  Rental revenues for the nine months ended September 30, 2011 and 2010 were approximately $44.9 million and $21.2 million, respectively. The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the nine months ended September 30, 2011 and 2010 were approximately $19.9 million and $8.9 million, respectively.   The increase was due primarily to our acquisition activity noted above.  We expect continued increases in these expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Asset Management and Other Fees. Asset management fees for the nine months ended September 30, 2011 and 2010 were approximately $4.7 million and $3.7 million, respectively. These fees for each period are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate.  Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.  We expect continued increases in the amount of our gross real estate investments as a result of owning and acquiring additional real estate investments.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 and 2010 were approximately $3.1 million and $3.3 million, respectively.  General and administrative expenses include corporate general and administrative expenses incurred and reimbursed to our Advisor, as well as compensation of our board of directors, audit and tax fees.  The decrease is primarily due to reductions in professional costs included in amounts reimbursed to our Advisor.

Acquisition Expenses.  We incurred acquisition expenses of $6.1 million for the nine months ended September 30, 2011 principally related to our consolidated acquisitions of Argenta, West Village and Stone Gate.  Acquisition expenses for the nine months ended September 30, 2010 were approximately $8.7 million and related to our acquisitions of the Lofts at Park Crest, Acacia on Santa Rosa Creek, and Burnham Pointe.  The majority of the acquisition and expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results.  See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $7.0 million and $3.8 million, respectively.  The increase was principally due to increased borrowings related to our credit facility. The credit facility closed in March 2010 and our borrowings for the partial period from March 2010 to September 30, 2010 ranged from $10 million to $65 million ($20 million outstanding on September 30, 2010).   During the nine months ended September 30, 2011, our borrowings under the credit facility ranged from $10.0 million to $113.0 million ($10.0 million outstanding on September 30, 2011). The increased borrowings in 2011 were partially offset by a decline in the LIBOR base rate.   Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees were $0.9 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $23.1 million and $13.9 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.   As noted above, the increase is due to our consolidated multifamily communities acquired during 2011 and 2010.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income. Interest income, which primarily included interest earned on our cash equivalents, for the nine months ended September 30, 2011 and 2010 was approximately $1.8 million and $1.0 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Accordingly, our cash equivalent balances are subject to significant changes.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  In the current environment, these cash equivalents continue to have low earnings rates.

Gain on Revaluation of Equity on a Business Combination.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.  There was no similar gain in 2010.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the nine months ended September 30, 2011 was approximately $7.1 million compared to equity in loss of approximately $8.0 million for the nine months ended September 30, 2010.  A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2010
		Distributions		Distributions
	Equity in	from Operating	Equity in	from Operating
	Earnings (Loss)	Activities	Earnings (Loss)	Activities
Loan investments	$1.5	$0.9	$3.9	$1.9

Equity investments
Stabilized / Comparable	(0.9)	1.7	(0.5)	—
Stabilized / Non-comparable	(7.7)	9.6	(4.5)	2.6
Lease ups	—	—	(6.9)	0.9
	(8.6)	11.3	(11.9)	3.5
Total	$(7.1)	$12.2	$(8.0)	$5.4

Earnings from underlying loan investments decreased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron during April 2011.  As a result, these BHMP CO-JVs did not have any interest income or only minor amounts for the nine months ended September 30, 2011.  These BHMP CO-JVs had interest income of approximately $2.3 million for the nine months ended September 30, 2010.

Equity in loss from stabilized/non-comparable investments increased for the nine months ended September 30, 2011 compared to the comparable period in 2010 as all remaining properties in lease up as of September 30, 2010 have moved from lease-up to stabilized/non-comparable as of September 30, 2011.   While most of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $9.6 million during the nine months ended September 30, 2011. We expect to continue to receive distributions from these investments but due to non-cash charges for depreciation and amortization, we expect a loss in reported equity in earnings.

Equity in loss from lease up equity investments decreased for the nine months ended September 30, 2011 compared to the comparable period in 2010, primarily due to a decrease in the number of properties underlying our investments that were in lease up.  There were no properties in lease up as of September 30, 2011.  As of September 30, 2010, there were six investments classified as lease ups.

Income (loss) from Discontinued Operations. The income (loss) from discontinued operations relates to our disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV.  Prior to April 1, 2011, the operations of the Waterford Place BHMP CO-JV were included in equity in loss of investments in unconsolidated real estate joint ventures. The Waterford Place community was sold on May 11, 2011. Accordingly, the Waterford Place community operations are classified as discontinued operations only for the period from April 1, 2011 to May 11, 2011.  There were no other property dispositions in 2011 or 2010.

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

We review our investments for impairments in accordance with GAAP. For the three and nine months ended September 30, 2011 and 2010, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2011 and 2010 acquisition activity and the transition of multifamily communities from lease up to stabilized operations.  We anticipate investing offering proceeds from the primary portion of our Initial Public Offering (which closed on September 2, 2011) in multifamily communities but once invested we expect a decline in our acquisition activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $21.2 million as compared to cash flows used in operating activities of $1.2 million for the same period in 2010.  The increase in cash provided by operating activities is primarily due to the acquisitions and increased stabilized multifamily community activities noted above, including increased distributions from investments in unconsolidated real estate joint ventures. Distributions received from investments in unconsolidated real estate joint ventures in 2011 were $12.2 million, compared to $5.4 million in the same period in 2010.  A substantial portion of our GAAP net loss is due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges increased by $10.5 million in 2011 as compared to the same period in 2010.  We expect that acquisition expenses and the other non-cash charges will continue to be significant determinates for net cash provided by or used in operating activities.

Cash flows used in investing activities for the nine months ended September 30, 2011 were $125.1 million compared to $351.3 million during the comparable period of 2010.  The decline was due in part to the 2010 consolidated acquisitions being larger multifamily communities acquired with less mortgage debt, where financing was provided from our credit facility. The decline was also due to the acquisitions and other investments of $140.0 million of investments in unconsolidated real estate joint ventures in 2010 compared to only one acquisition and other investments of $32.5 million of investments in unconsolidated real estate joint ventures in 2011.  As we are approaching the total commitment level for our BHMP Co-Investment Partner, we may have fewer investments in unconsolidated real estate joint ventures in future periods.   During 2011, we began investing in mezzanine and land loans related to multifamily developments.  For the nine months ended September 30, 2011, we advanced $16.0 million under such loans.  Providing a source of cash was the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netting proceeds of $50.6 million. There were no sales in the same period in 2010. Also providing a source of investing cash flow for the nine months ended September 30, 2011 were BHMP CO-JV distributions related to financings for the Cyan/PDX, Skye 2905 and The District BHMP CO-JVs and for the nine months ended September 30, 2010 were BHMP CO-JV distributions related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures.

Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010 were $581.4 million and $336.7 million, respectively.  For the nine months ended September 30, 2011, net proceeds from our Initial Public Offering were approximately $539.6 million, compared to $326.4 million for the comparable period in 2010.   For the nine months ended September 30, 2011, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2010. In 2010, we received mortgage financing proceeds of $15.8 million and $142.3 million in mortgage financing proceeds during the same period of 2011.  During 2011, the net activity on our credit facility resulted in a net pay down of $54.0 million, compared to a net advance of $20.0 million during 2010. We intend to use our credit facility as a part of our overall cash and debt management. During 2011, where we had increased proceeds from our Initial Public Offering, we reduced our credit facility outstanding balances.

Distributions have increased as the number of common shares outstanding increased during our Initial Public Offering. With the completion of the primary portion of the Initial Public Offering on September 2, 2011 and based on our current distribution policy, we expect our total distributions to stabilize. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of the primary portion of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.

Liquidity and Capital Resources

General

With the completion of the primary portion of our Initial Public Offering, the Company has cash and cash equivalents of $530.1 million. We intend to deploy these funds for additional investments in multifamily communities, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with secured real estate financing, our credit facility, as well as other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions and investments.

Generally, cash needs for items other than our investments, including any related acquisition costs, include our operating expenses, general administrative expenses, asset management fees, distributions to our common stockholders, and redemptions of our common stock. We expect to meet these requirements from the operations of our existing investments and anticipated new investments.   Based on our current distribution policy, our current operating cash flow is insufficient to meet our total distributions and we will be dependent on the returns from these anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. In addition, given the magnitude of our remaining proceeds and the competition for acquisition multifamily communities, there may be an extended period to deploy these funds in investments and to receive the income from such investments.  During this period, we may use portions of the remaining proceeds from the primary portion of our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility. As of September 30, 2011, our cash and cash equivalents balance was $530.1 million, compared to $52.6 million as of December 31, 2010.The increase is primarily due to the proceeds from our Initial Public Offering during 2011.  For the three and nine months ended September 30, 2011, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $272.6 million and $624.0 million, respectively.   For the three and nine months ended September 30, 2010, we received gross proceeds from our Initial Public Offering, including our DRIP, of approximately $86.5 million and $387.0 million, respectively.

Our cash and cash equivalents are invested in bank demand deposits, bank money market accounts and a high grade money market fund.  We manage our credit exposure by diversifying our investments over several financial institutions.  However, because of the magnitude of our cash balances, a substantial portion of our cash holdings are in excess of U.S. federal insured limits.

With the termination of the primary portion of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $21.2 million for the nine months ended September 30, 2011 compared to $1.2 million for the comparable period in 2010.  The increase is primarily due to our 2010 investments producing a full period of operations in 2011, new investments in 2011 and less acquisition expenses of $2.6 million in 2011 as compared to 2010. We expect our operating cash flows to benefit from our new acquisitions in 2011, which are only included for a partial period for the nine months ended September 30, 2011.

Because we evaluate our investments fully loaded for all costs, including acquisition costs, we have and expect to primarily fund acquisition expenses from the remaining proceeds of the primary portion of our Initial Public Offering and property related debt financing.   However, acquisition costs are a use of operating cash, and in accordance with GAAP, acquisition expenses are a deduction to cash flow from operating activities. Accordingly, as our acquisition activity continues, we expect our GAAP reported cash flow from operating activities to be affected by the magnitude of our acquisitions.

We also expect to fund redemptions of our common stock pursuant to our share redemption program, the limitations of which are further described in Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds”, from our cash balances, cash flow from operating activities and the other sources noted above.  For the nine months ended September 30, 2011, redemptions increased to $14.5 million compared to $4.8 million in the comparable period in 2010.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility. The total borrowings we are eligible to draw depends upon the value of the collateral we have pledged.  As of September 30, 2011, we may additionally draw approximately $140.0 million, up to an aggregate amount of $150.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

			For the Three Months Ended			For the Nine Months Ended
	September 30, 2011		September 30, 2011			September 30, 2011
					Maximum			Maximum
	Balance	Average	Average Balance	Average	Balance	Average Balance	Average	Balance
	Outstanding	Rate (a)	Outstanding (b)	Rate (a)	Outstanding	Outstanding (b)	Rate (a)	Outstanding

Borrowings	$10.0	2.3%	$35.4	2.3%	$64.0	$70.5	2.3%	$113.0

(a)   The average rate is based on month-end rates for the period.

(b)   The range of our outstanding balances was $10.0 million to $113.0 million. The balances fluctuate due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

Long-Term Liquidity, Acquisition and Property Financing

Our primary funding source for investments is the remaining proceeds we received from the primary portion of our Initial Public Offering, joint venture arrangements, debt financings and dispositions. The primary portion of our Initial Public Offering terminated in September 2011, with gross and net proceeds from the primary portion of our Initial Public Offering of $1.46 billion and $1.30 billion, respectively.  Now that the primary portion of our Initial Public Offering is closed, we are dependent on the short-term and long-term liquidity sources discussed in this section.

As discussed above, we have $530.1 million of cash and cash equivalents as of September 30, 2011 and we expect to use a substantial portion of these funds for additional investments in multifamily communities and to refinance existing mortgage and construction financings. The actual amount invested will depend on the extent we are able to supplement these funds with other long term sources as discussed below or the extent to which we utilize funds for distributions to common stockholders or other uses.

We may make equity or debt acquisitions in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into joint ventures with partners such as the BHMP Co-Investment Partner or other co-investment ventures.   As of September 30, 2011, approximately $11.2 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of September 30, 2011, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $13.7million. We anticipate using the remaining proceeds of the primary portion of our Initial Public Offering and other sources described in this section to fund any amounts required.

As of September 30, 2011, we have four wholly owned debt investments and two debt investments through BHMP CO-JVs.  For all but one of these debt investments, the full amount of the commitment has been funded.  For the one remaining commitment, our share is $2.6 million as of September 30, 2011.  Other than as discussed below under “Contractual Obligations” related to the Grand Reserve Property Entity, we believe each of the borrowers are in compliance with our debt agreements.

As of September 30, 2011, we and our BHMP CO-Investment Partner have six equity investments in Property Entities that include other unaffiliated third parties. These unaffiliated third parties have contributed $35.0 million to Property Entities as of September 30, 2011.  These Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of September 30, 2011, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

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

If property debt is used on wholly owned properties (referred to as company level debt), we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. BHMP CO-JV and Property Entity level debt, which is also secured by the property, including rents and leases, has been obtained in the forms of construction financings and permanent mortgages.   Property Entity debt or BHMP CO-JV level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these mortgage loans payable have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  We will generally seek non-recourse financing, particularly for stabilized communities.  As of September 30, 2011, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of September 30, 2011, the weighted average interest rate on our company level communities fixed interest rate financings was 4.55%.  As of September 30, 2011, the weighted average interest rate on BHMP CO-JV level fixed interest rate financings was 4.16%.  During the nine months ended September 30, 2011, two BHMP CO-JVs closed on mortgage financings totaling $70.5 million, at a weighted average interest rate of 4.4%. As of September 30, 2011, the total carrying amount of debt, including our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at September 30, 2011 was 0.24%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgages - fixed interest rates	$123.2	4.55%	2013 to 2018	$123.2
Permanent mortgages - variable interest rates	24.0	Monthly LIBOR + 2.45%	2014	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	157.2			157.2

BHMP CO-JV Level:
Permanent mortgages - fixed interest rates (b)	446.2	4.16%	2015 to 2020	274.2
Permanent mortgage - variable interest rate (c)	94.0	Monthly LIBOR + 3.64%	2013	37.3
Total BHMP CO-JV Level	540.2			311.5

Property Entity Level:
Construction loans - variable interest rates (d)	230.7	Monthly LIBOR + 2.39%	2011 to 2013	110.7
Permanent mortgage - fixed interest rate	23.0	6.46%	2013	11.5
Total Property Entity Level	253.7			122.2

Total All Levels	$951.1			$590.9

(a)	Our approximate share for BHMP CO-JVs, including consolidated BHMP CO-JVs and Property Entity level is calculated based on our share of the back-end equity interest, as applicable.
(b)	Includes two mortgages totaling $87.9 million which are included in the Company’s consolidated financial statements.
(c)	Includes a $21.3 million mortgage included in the Company’s consolidated financial statements.
(d)

These loans were originated during the construction phase of these multifamily communities. All of these multifamily communities are now operating and stabilized. Each construction loan has provisions allowing for extensions, generally two one-year options if certain operation performance levels have been achieved as of the maturity date. For one construction loan, related to Satori, the Property Entity is currently in the process of extending the $70.7 million construction loan, which became due in October 2011, or refinancing the construction loan with new permanent financing. However, as of the maturity date of the construction loan, neither of these has been successfully completed. Although the construction lender continues to negotiate and has not exercised any of its remedies, the construction loan is currently in default. If the construction lender did exercise its remedies, we expect that the Property Entity and/or the Satori BHMP CO-JV would have an opportunity to cure the default or otherwise negotiate a restructuring acceptable to the construction lender and the Property Entity. However, there is no assurance that we would be able to restructure the construction loan on terms acceptable to us, the Satori BHMP CO-JV or the Satori Property Entity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2011, we believe the respective borrowers were in compliance with these covenants.   The above table excludes debts owed to BHMP CO-JVs or us and does not include debt of Property Entities in which a BHMP CO-JV has not made an equity investment.

Contractual principal payments for the remainder of 2011 and each of the four subsequent years and thereafter are as follows (in millions):

	Company	BHMP CO-JV	Property Entity
Years	Level	Level	Level
October through December 2011	$0.2	$0.3	$142.4
2012	$0.6	$1.5	$37.1
2013	$25.0	$94.6	$74.2
2014	$24.0	$2.6	$—
2015	$0.2	$79.2	$—
2016 and thereafter	$107.2	$362.0	$—

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

Although the Property Entity level construction loans payable are not a responsibility of the BHMP CO-JV or us, these construction loans payable as well as the BHMP CO-JV level construction loan payable will require permanent financing at their maturity dates, including any extension options.  In obtaining permanent financing, the BHMP CO-JV or the Property Entity may be required to pay off or partially pay down the construction loans payable.  During 2009 and 2010, the BHMP CO-JVs made investments in five Property Entities to retire or partially pay down other construction loans. Our share of these loan payments by the BHMP CO-JVs was approximately $60.2 million. Generally, the instances where the entire loans were paid off were due to situations where the BHMP CO-JV was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the BHMP CO-JV acquired less than 100% of the ownership in a community or the BHMP CO-JV was seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involves different lenders and third party owners, the BHMP CO-JVs may decide to make additional investments in the remaining five multifamily communities which have construction loans. In particular, we believe that the Satori and 55 Hundred Property Entities’ construction loans, totaling $121.9 million as of September 30, 2011, will require lower leverage or in the case of Satori, cure or restructure the construction loan.  We believe our share of the loan pay down could range between $15.0 million and $30.0 million and if consummated could be funded in the fourth quarter of 2011 or early 2012.  Our share of any financing pay downs for the other Property Entities could also be significant and we would expect to use the remaining proceeds from the primary portion of our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

GSEs have been an important financing source for multifamily communities.  Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations.   As of September 30, 2011, approximately 47% of all permanent financings currently outstanding by us, BHMP CO-JVs and Property Entities were originated by GSEs.  However, beginning in 2010, other loan providers, primarily insurance companies and to a lesser extent banks, have been a greater source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector.

Additional sources of long term liquidity may be increased leverage on our existing investments.  As of September 30, 2011, the leverage on our portfolio, as measured by GAAP cost, was approximately 47%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In addition, as of September 30, 2011, three BHMP CO-JVs have multifamily communities with total carrying values of approximately $106.1 million that are not encumbered by any secured debt.

We also evaluate existing financing terms in light of current market terms.  If more favorable terms can be obtained, considering prepayment costs and availability and other costs of refinancing, we may also prepay existing debt.  Beginning in September 2010, we have refinanced three loans payable, replacing one fixed rate mortgage loan that was at 6.17% interest rate with a new mortgage loan at 3.79%.  The other two refinancings involved replacing floating construction loans with long term mortgage loans.  As market interest rates for operating, high quality multifamily communities are at favorable long term interest rates, we may be able to replace higher interest rate debt. If similar opportunities become available, we expect to use the remaining proceeds from the primary portion of our Initial Public Offering and other sources described in this section to fund our portion of any such refinancing.

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

Other potential future sources of capital may include proceeds from arrangements with other joint venture owners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities.  We may also sell our debt or equity securities.  Management anticipates within four to six years after the termination of the primary portion of our Initial Public Offering we will begin the process of either listing our common stock on a national securities exchange or liquidating our assets, depending on the then current market conditions.

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

For each equity investment made by us or by the applicable BHMP CO-JV or Property Entity, we will evaluate requirements for capital expenditures.  As of September 30, 2011, we have two multifamily communities undergoing development.   In connection with our December 2010 acquisition of the Allegro multifamily community, we acquired land for an additional development of approximately 121 multifamily units. If we proceed forward, development costs are currently projected at approximately $15.7 million.  Additionally, the Renaissance BHMP CO-JV acquired land for an additional approximately 163 multifamily units when it acquired the Renaissance multifamily community.  If we proceed forward, development costs are currently projected at $36.0 million, where our share is approximately $19.8 million.  As of September 30, 2011, we have started initial development activities for both developments but are not expecting to enter into any significant commitments until the fourth quarter 2011 for Allegro and mid 2012 for Renaissance.  We intend to utilize existing cash balances, our credit facility, or a construction loan to finance the development.

As of September 30, 2011, we have made two mortgage land loans to developers totaling $8.1 million, where we have the option to participate in the future development of multifamily communities in Austin, Texas and Atlanta, Georgia. The Austin project is tentatively planned for 221 units at cost of approximately $54.0 million. The Atlanta, Georgia project is tentatively planned for 295 units at a cost of approximately $42.1 million. If we elect to proceed forward, we would be responsible for substantially all of the equity in the project and any construction financing. As of September 30, 2011, we have not entered into any significant commitments. If we elect not to proceed forward, the land loans are due at their maturity dates in 2012.

Related to our recent acquisitions, we expect to make deferred maintenance expenditures of $1 to $2 million.  We substantially funded our share of these expenditures at the acquisition of the multifamily community or from cash balances for consolidated investments.  Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. When they do occur, we would expect recurring capital expenditures to be funded from the BHMP CO-JVs or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of September 30, 2011, neither we nor any of the BHMP CO-JVs have any other significant commitments for property capital expenditures for operating multifamily communities.

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

Until proceeds from the primary portion of our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include remaining proceeds from the primary portion of our Initial Public Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We may also utilize cash from dispositions, including the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The following tables show the distributions paid and declared for the nine months ended September 30, 2011 and 2010 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions	Distributions		Cash Flow	Total	Declared
	Paid in	Reinvested		from Operating	Distributions	Distributions
	Cash	(DRIP)	Total	Activities	Declared	Per Share
2011
Third Quarter	$9.8	$12.2	$22.0	$8.6	$23.7	$0.151
Second Quarter	8.1	9.6	17.7	5.9	18.5	0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148
Total	$25.0	$30.1	$55.1	$21.2	$58.1	$0.449

2010
Third Quarter	$7.3	$8.3	$15.6	$1.3	$15.3	$0.168
Second Quarter	6.2	6.9	13.1	0.4	13.9	0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173
Total	$18.5	$20.4	$38.9	$1.2	$40.3	$0.516

For the nine months ended September 30, 2011, the amount by which our distributions paid exceeded cash flow from operating activities decreased as compared to 2010 primarily as a result of increased cash flow from our 2011 and 2010 acquisitions and from the transition of lease up communities to stabilized operations.   While we do expect our cash flow from operating activities to increase due to operations from acquisitions, we do not anticipate this trend to continue proportionately into future quarters.  In future quarters, we may incur greater acquisition expenses.  Acquisition expenses included in cash flow from operating activities for nine months ended September 30, 2011 were approximately $6.2 million compared to $9.3 million for the same period 2010.  Because we evaluate acquisitions on a fully loaded basis, including acquisition expenses, we believe acquisition expenses are funded from the proceeds from the primary portion of our Initial Public Offering.  In addition to the cash flow improvements from our recent investments, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning in September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for future increases in the fee depending on achieving certain MFFO per share thresholds).  These changes have increased the proportion of our distributions to be paid from cash flows from operating activities.

Over the long term, as we continue to invest the remaining proceeds from the primary portion of our Initial Public Offering in income producing multifamily communities and related real estate investments, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from consolidated multifamily communities prior to deductions for acquisition expenses.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable accretive yields, the financial performance of our investments, spreads between capitalization and financing rates, the types and mix of investments in our portfolio, favorable financing terms and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures.  As of September 30, 2011, we have 23 investments in unconsolidated joint ventures, all of which are BHMP CO-JVs and are recorded on the equity basis of accounting.  None of these investments are variable interest entities.  They are reported on the equity basis of accounting because we do not have a controlling interest in the entity.  See the “Critical Accounting Policies and Estimates” section below for additional discussions of our consolidation policies and critical assumptions.

As of September 30, 2011, the BHMP CO-JVs that report their investment on a consolidated basis are subject to off-balance sheet senior mortgage loans as described in the following table. These loans, which are incurred in the normal course of our business, are senior to the equity and debt investments by the BHMP CO-JVs. The lenders for these mortgage loans have no recourse to us or the applicable BHMP CO-JV other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. These loans payable are referred to as BHMP CO-JV level off-balance sheet borrowings, all of which are mortgage loans (amounts in millions, LIBOR at September 30, 2011 was 0.24%):

BHMP CO-JV Level Off-Balance Sheet Borrowings	Loan Amount	Type of Loan	Interest Rate	Maturity Date
The Cameron (a)	$72.7	Interest-only	Monthly LIBOR + 389 bps	April 2013 (b)
4550 Cherry Creek	28.6	Interest-only	4.23% - Fixed	March 2015 (c)
Calypso Apartments and Lofts	24.0	Interest-only	4.21% - Fixed	March 2015 (c)
7166 at Belmar	22.8	Interest-only	4.11% - Fixed	June 2015 (c)
Cyan/PDX	33.0	Interest-only	4.25% - Fixed	April 2016 (c)
Burrough’s Mill	26.0	Interest-only	5.29% - Fixed	October 2016 (c)
Fitzhugh Urban Flats	28.0	Interest-only	4.35% - Fixed	August 2017 (c)
Eclipse	20.8	Interest-only	4.46% - Fixed	September 2017 (c)
Briar Forest Lofts	21.0	Interest-only	4.46% - Fixed	September 2017 (c)
Tupelo Alley	19.3	Interest-only	3.58% - Fixed	October 2017 (c)
Halstead	15.7	Interest-only	3.79% - Fixed	November 2017 (c)
The District Universal Boulevard	37.5	Interest-only	4.54% - Fixed	June 2018 (d)
Skye 2905	56.1	Interest-only	4.19% - Fixed	June 2018 (d)
Forty55 Lofts	25.5	Interest-only	3.90% - Fixed	October 2020 (c)
Total	$431.0

As of September 30, 2011, Property Entities reported by BHMP CO-JVs on the consolidated basis of accounting are subject to construction and mortgage loans as described in the following table. These loans, which are incurred in the normal course of business, are senior to any equity or debt investments by the BHMP CO-JVs. The lenders for these loans have no recourse to us or the BHMP CO-JVs with recourse only to the applicable Property Entities and to affiliates of the project developers that have provided completion and repayment guarantees.  These loans payable are referred to as Property Entity level borrowings (amounts in millions, LIBOR at September 30, 2011 was 0.24%):

Property Entity Level Borrowings	Loan Amount	Type of Loan	Interest Rate	Maturity Date
Bailey’s Crossing (a)	$71.7	Interest-only	Monthly LIBOR + 275 bps	November 2011 (b) (c)
The Reserve at Johns Creek Walk	23.0	Interest-only	6.46% - Fixed	March 2013 (d)
55 Hundred	51.2	Interest-only	Monthly LIBOR + 300 bps	November 2013 (b) (c)
Total	$145.9

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

As of September 30, 2011, two of the BHMP CO-JVs had mezzanine or mortgage loan investments outstanding in Property Entities.  These Property Entities and their affiliates have provided the BHMP CO-JVs with second mortgages in the underlying properties, pledges of their interests in the Property Entities and/or financial guarantees of the Property Entity’s senior loan.  These Property Entities have also obtained additional financing that is senior to the BHMP CO-JV mezzanine or mortgage loan investments, including for certain BHMP CO-JVs, their equity investment. The senior loans with respect to these Property Entities, as well as other senior loans in other Property Entities, are secured by the developments and improvements and may be further secured with repayment and completion guarantees from the unaffiliated developers or their affiliates. We or the BHMP CO-JVs have no contractual obligations on these senior level financings obtained by the Property Entities. These senior level financings have rates and terms that are different from our loan investment rates and terms.  In addition, the financial institutions providing these loans have, in some cases, independent unfunded obligations under the loan terms.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Each of the BHMP CO-JV equity investments that include unaffiliated third-parties also includes buy/sell provisions.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2011, no such offers are outstanding.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of September 30, 2011 is approximately $11.8 million.  Our approximate share is $6.5 million.

In 2010, the Grand Reserve BHMP CO-JV terminated an option agreement with the Grand Reserve Property Entity canceling options for the BHMP CO-JV to acquire an interest in the multifamily community and for the Property Entity to obligate the BHMP CO-JV to acquire the multifamily community (the “Put Option”).  In June 2011, the Property Entity attempted to give notice of its exercise of the Put Option; despite the BHMP C0-JVs prior termination of the agreement giving rise to such option.  Following that attempt, the BHMP CO-JV reiterated that the option agreement had been terminated. On July 27, 2011, the Property Entity filed an arbitration claim, seeking determination by the arbiter as to the validity of the termination of the option agreement by the BHMP CO-JV.  The BHMP CO-JV has and intends to continue to vigorously deny the validity of the option agreement that gave rise to the Put Option and believes it has meritorious defenses.  Accordingly, no amount related to the Put Option has been recognized as of September 30, 2011.  At this time, an estimate of any potential loss cannot be made.

As of September 30, 2011, our consolidated multifamily communities have commitments for capital expenditures of $2.2 million, primarily related to recurring upgrades of multifamily units. Subsequent to September 30, 2011, related to our land loan for a development project to Atlanta, Georgia, we are committed to fund approximately $1.9 million of development costs.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2011 and December 31, 2010, we have approximately $14.9 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

Our board of directors has authorized a share redemption program. During the three months ended September 30, 2011, our board of directors approved redemptions for 0.5 million shares of common stock for approximately $4.6 million. During the nine months ended September 30, 2011, our board of directors approved redemptions for 1.6 million shares of common stock for approximately $14.5 million. We have funded and intend to continue funding these redemptions from cash flow from operating activities and the remaining proceeds from the primary portion of our Initial Public Offering.

Funds from Operations and Modified Funds from Operations

In addition to our net income (loss) which is presented in accordance with GAAP, we also present certain supplemental non-GAAP performance measurements.  These measurements are not to be considered more relevant or accurate than the performance measurements presented in accordance with GAAP.  In compliance with SEC requirements, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure.   As with other non-GAAP performance measures, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP performance measures.

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined as of September 30, 2011 by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. In addition, real estate companies that are experiencing significant acquisition activity, particularly during their initial life cycle, have not reached sustainable operations and are significantly affected by acquisition activity.  While other start-up entities may also experience significant acquisition activity, other industries’ acquisitions tend to be more asset focused. Under GAAP, most acquisition costs related to acquisitions of a controlling interest in real estate are expensed, while asset acquisition costs or costs related to investments in non-controlling interests are capitalized.

Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as defined as of September 30, 2011 by the Investment Program Association (“IPA”).  The IPA’s Guideline 2010-01, “Supplemental Performance Measure for Publicly Registered, Non-Listed REITs:  Modified Funds from Operations” defines MFFO as FFO further adjusted for the following items:

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

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses and other adjustments related to business combinations are generally the most significant adjustments to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition or business combination activity and to compare our operating performance to other real estate companies that are not incurring acquisition expenses.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•      Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Both of these acquisition costs have been and are expected to be funded from the proceeds of the primary portion of our Initial Public Offering and other financing sources and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

Many of these adjustments are similar to adjustments required by SEC rules for the presentation of proforma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities.  However, investors are cautioned that neither FFO or MFFO is a pro forma measurement.

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our acquisition stage is completed.  We also believe MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash, an expense in the determination of our GAAP net income, and a use of our cash flow from operating activities.  MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments.  Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results and any fair value losses may not be recoverable from future operations.  Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(6.1)	$(10.4)	$(5.2)	$(28.2)
Real estate depreciation and amortization (a)	13.9	12.6	41.2	29.1
FFO attributable to common stockholders	7.8	2.2	36.0	0.9

Gain on revaluation of equity on a business combination (b)	—	(0.7)	(18.1)	(0.7)
Acquisition expenses (c)	0.5	3.2	6.2	9.3
Straight-line rents	0.3	0.2	0.7	0.7

MFFO attributable to common stockholders	$8.6	$4.9	$24.8	$10.2

GAAP weighted average common shares (d)	155.9	91.3	129.1	78.5

Net loss per common share	$(0.04)	$(0.11)	$(0.04)	$(0.36)
FFO per common share	$0.05	$0.02	$0.28	$0.01
MFFO per common share	$0.05	$0.05	$0.19	$0.13

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

(d)   During the three and nine months ended September 30, 2011, GAAP weighted average common shares were 155.9 million and 129.1 million, respectively, resulting in increases of 70% and 64%, respectively, from the comparable periods of 2010.  The increases are due to increases in number of shares sold under our Initial Public Offering during 2011.

As noted above, we believe FFO is helpful to investors as measures of operating performance and MFFO is useful to investors to assess the sustainability of our operating performance after our acquisition stage is completed.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO and MFFO.

Effective December 31, 2010, we modified our definition of MFFO to be consistent with the definition established by the IPA.   Prior to this modification, our primary adjustments to FFO only included acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting. The primary effect of the modified definition is to include adjustments for straight-lining of rents and to exclude gains or losses from early extinguishment of debt and gains or losses related to acquisition or disposition of controlling interests. Below is a reconciliation of MFFO as previously defined to the current presentation for the three and nine months ended September 30, 2010:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
MFFO attributable to common stockholders, as previously defined	$5.3	$10.2
Adjustments under new definition
Gain on revaluation of equity on a business combination	(0.7)	(0.7)
Straight-line rents	0.3	0.7
MFFO attributable to common stockholders, as currently defined	$4.9	$10.2

GAAP weighted average common shares	91.3	78.5

MFFO per common share	$0.05	$0.13

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three or nine months ended September 30, 2011 or 2010.

In evaluating impairments of notes receivables, there are judgments involved in determining the probability of collecting contractual amounts. As the types of notes receivable in which we invest are generally investment specific based on the particular loan terms and the underlying project characteristics, there is usually no secondary market to evaluate impairments. Accordingly, we must rely on our subjective judgments and individual weightings of the specific factors. If notes receivable are considered impaired, then judgments and estimates are required to determine the projected cash flows for the notes receivable, considering the borrower’s or, if applicable, the guarantor’s financial condition and the consideration and valuation of the secured property and any other collateral. Changes in these facts or in our judgments and assessments of these facts could result in impairment losses which could be material to our consolidated financial statements.

Fair Value

In connection with our assessments and determinations of fair value for many real estate assets and liabilities, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.

Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, estimated cash flows, costs to lease properties, useful lives of the assets, costs of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates, rental rates, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

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

As of September 30, 2011, we had approximately $211.1 million of outstanding mortgage debt on our consolidated communities at a weighted average fixed interest rate of approximately 4.17% and $45.3 million of consolidated variable rate mortgage debt on our consolidated communities at a variable interest rate of monthly LIBOR plus 2.62%. Additionally, the outstanding amount under our credit facility was $10.0 million as of September 30, 2011, with a weighted average of monthly LIBOR plus 2.08%.  Our BHMP CO-JVs with consolidated communities and our BHMP CO-JVs with equity in Property Entities had borrowed aggregate senior debt of approximately $431.0 million and $253.7 million, respectively (which amount consists of third-party first mortgages and construction loans and excludes loans made to the Property Entities by the BHMP CO-JVs or us).  Of this amount, approximately $381.3 million was at fixed interest rates with a weighted average of approximately 4.42% and $303.4 million was at variable interest rates with a weighted average of monthly LIBOR plus 2.75%.

As of September 30, 2011, we have four consolidated notes receivable with an aggregate carrying value of approximately $18.8 million and a weighted average fixed interest rate of 12.1%.  Our BHMP CO-JVs had notes receivable from Property Entities of approximately $28.5 million, all of which were at fixed rates, with a weighted average interest rate of approximately 12.2%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2011, we did not have any consolidated loans receivable or real estate securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our consolidated assets and liabilities as of September 30, 2011 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(0.8)	$(0.6)	$(0.3)
Cash investments	8.0	5.3	2.7
Total	$7.2	$4.7	$2.4

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2011.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011 and in Part II, Item 1A set forth in our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering our Initial Public Offering of up to 250 million shares of common stock, was declared effective under the Securities Act. Our Initial Public Offering commenced on September 5, 2008 and was terminated on September 2, 2011.  On September 29, 2011, we deregistered those remaining unsold shares from the primary portion of our Initial Public Offering that were not reallocated to the DRIP.

We plan to continue to offer shares under the DRIP beyond the above dates.  In addition, our board of directors has the discretion to extend the offering period for the shares being sold pursuant to the DRIP up to the sixth anniversary of the termination of the primary offering until we have sold all shares available pursuant to the DRIP, in which case we will notify participants in the plan of such extension.  In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate the DRIP offering at any time.

The 100 million shares offered under the DRIP are initially being offered at an aggregate offering price of $950 million, or $9.50 per share.  As of September 30, 2011, we have sold approximately 153.5 million shares of our common stock (including DRIP) in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $1.53 billion.

From the commencement of the Initial Public Offering through September 30, 2011, we incurred expenses of approximately $157.1 million in connection with the issuance and distribution of the registered securities pursuant to the offering, all of which was paid to our Advisor and its affiliates, and includes commissions and dealer manager fees paid to Behringer Securities which reallowed all of the commissions and a portion of the dealer manager fees to soliciting dealers.

From the commencement of the Initial Public Offering through September 30, 2011, the net offering proceeds to us from the Initial Public Offering, including the DRIP, after deducting the total expenses incurred described above, were $1.37 billion.  From the commencement of the Initial Public Offering through September 30, 2011, we had used approximately $778.8 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, approximately $24.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

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

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement applicable to exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program.  If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor.  Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period.  Provided that a request for an Exceptional Redemption is made within one year of the event giving rise to eligibility for an Exceptional Redemption, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

During the third quarter ended September 30, 2011, we redeemed and purchased shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
2011	Shares Redeemed	Paid Per Share	Plans or Programs	Plans or Programs
July	—	$—	—	—
August	—	—	—	—
September	508,323	9.09	508,323	(a	)
	508,323	$9.09	508,323	(a	)

(a)   A description of the maximum number of shares that may be purchased under our redemption program is included           in the narrative preceding this table.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.  Other Information.

On November 10, 2011, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended September 30, 2011, resulting in a waiver of approximately $102,000.

On November 10, 2011, we and Behringer Harvard Multifamily OP I entered into a letter agreement with our property manager, BHM Management, pursuant to which our property manager waived, for the quarter ended September 30, 2011, its right to seek reimbursement from us for its operating expenses with respect to those off-site personnel who spend a portion of their time (and are not dedicated to a sole project) performing work with respect to a project or projects on behalf of BHM Management.

The information set forth above with respect to the letter agreements does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreements, which are filed as Exhibits 10.3 and 10.4 hereto and are incorporated into this report by reference.

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

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on November 13, 2009.
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
4.6	Second Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.6 of the Company’s Form 10-Q filed on August 12, 2011
10.1

Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 12, 2011

10.2

Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 12, 2011

10.3*	Letter Agreement, dated November 10, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
10.4*	Letter Agreement, dated November 10, 2011, between Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

*Filed herewith.

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 14, 2011	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)