Form 10-K
period 2011-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2012-03-29
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the Registrant's common stock, the Registrant has conducted an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares were sold in the primary offering at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated the primary portion of its initial public offering on September 2, 2011. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1.40 billion, assuming a market value of $10.00 per share.

         As of February 29, 2012, the Registrant had 166,089,856 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
FORM 10-K
Year Ended December 31, 2011

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Multifamily REIT I, Inc. and its subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rental rate trends, capital markets, and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

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

 Cautionary Note

        The agreements filed as exhibits to this Annual Report on Form 10-K have been included to provide investors and security holders with information regarding their terms. They are not intended to provide via their terms any other factual information about us. The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs. Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

PART I

Item 1.    Business

Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2011, we believe we are in compliance with all applicable REIT requirements.

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all of our business is conducted through our operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc."), owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used pursuant to a service mark license agreement.

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

        We completed our first investment in April 2007 and, as of December 31, 2011, we have made equity investments in 37 consolidated multifamily communities, of which 34 are stabilized operating properties, and three are in development. In addition to our consolidated investments, we have one unconsolidated joint venture equity investment in another multifamily community, where the joint venture has also made a loan investment. In addition, we have made four separate debt investments in four other multifamily communities, primarily mezzanine and land loans. We have made and intend to continue making equity and debt investments both in wholly owned investments and through arrangements with institutional or other real estate investors ("Co-Investment Ventures").

        Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") and Milky Way Partners, L.P. (the "MW Co-Investment Partner"). We define our Co-Investment Ventures with the BHMP Co-Investment Partner as "BHMP CO-JVs" and those with the MW Co-Investment Partner as "MW CO-JVs." If a Co-Investment Venture makes an equity or debt investment in a separate entity with an additional third party owner, we refer to such a separate entity as a "Property Entity". As of December 31, 2011, only BHMP CO-JVs had investments in Property Entities. If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV or the Property Entity. We also have other Co-Investment Ventures with other real estate owners. Where we believe it is meaningful, we disclose our share of Co-Investment Venture activity, which represents amounts directly attributable to us and our wholly owned subsidiaries, based on our share of capital contributed.

        The BHMP Co-Investment Partner is a partnership between our sponsor, Behringer Harvard Holdings and Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). PGGM is the 99% limited partner of the BHMP Co-Investment Partner and Behringer Harvard Holdings is indirectly the 1% general partner of the BHMP Co-Investment Partner.

        The MW Co-Investment Partner is a partnership between Heitman LLC, ("Heitman") and Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) ("NPS"). NPS is the 99.9% limited partner and Heitman is the 0.1% general partner of the MW Co-Investment Partner, respectively.

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

        On September 5, 2008, we commenced our initial public offering, in which we offered up to 200 million shares of common stock in a primary offering (referred to herein as our "Initial Public Offering") and up to 50 million shares of common stock pursuant to our distribution reinvestment plan ("DRIP"). We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to the DRIP. As a result, we are currently offering up to 100 million total shares of our common stock pursuant to our DRIP at a price of $9.50 per share. As of December 31, 2011, we have sold approximately 8.6 million shares under our DRIP for gross proceeds of approximately $81.3 million. There are approximately 91.4 million shares remaining to be sold under the DRIP.

        We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our primary Initial Public Offering. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement. Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the Securities and Exchange Commission (the "SEC").

        As of December 31, 2011, we have issued approximately 169.2 million shares of our common stock, including 8.6 million shares through the DRIP, 24,969 shares owned by Behringer Harvard Holdings and 6,000 shares of common stock issued to our independent directors in connection with serving as a director. As of December 31, 2011, we have redeemed approximately 4.1 million shares of our common stock and had approximately 165.1 million shares of our common stock outstanding. As of December 31, 2011, we have 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding. Aggregate gross offering proceeds from our offerings total approximately $1.67 billion, and net proceeds, after selling commissions, dealer manager fees, and organization and offering expenses, total approximately $1.38 billion.

        Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

2011 Highlights

        Key transactions and highlights for 2011 included:

  •
  We issued approximately 64.2 million shares in our Initial Public Offering and DRIP (excluding any redemptions for the period), resulting in gross proceeds to us of approximately $638.0 million;

  •
  We paid cash distributions of $35.6 million and distributed $44.1 million by issuing shares under our DRIP, which together constitutes an annualized distribution rate of 6.0% (based on a purchase price of $10 per share);

  •
  The combined rental revenues for all multifamily communities, in which we have an equity interest, increased from $90.2 million in 2010 to $159.5 million ($67.5 million from fully consolidated communities and $92.0 million from unconsolidated joint ventures) in 2011;

  •
  Our disposition activity in 2011:

  •
  We sold partial joint venture interests in six multifamily communities to the MW Co-Investment Partner for an aggregate purchase price of $180.3 million, excluding closing costs. We recognized a gain of $5.7 million and an increase to additional paid-in capital of $39.6 million on the partial sales of joint venture interests. In connection with the sales, we entered into new joint venture agreements with the MW Co-Investment Partner and all of our joint venture agreements with the BHMP Co-Investment Partner were amended (including those unrelated to the joint venture interests sold to the MW Co-Investment Partner). As a result, we consolidated all of our Co-Investment Ventures with the MW Co-Investment Partner and the BHMP Co-Investment Partner effective as of December 1, 2011. Upon consolidation, we recognized a gain on revaluation of equity on business combinations of $103.8 million for the year ended December 31, 2011;

  •
  We sold the Waterford Place multifamily community for a sales price of $110 million, before closing costs, resulting in a gain of approximately $18.1 million;

  •
  Our acquisition activity in 2011:

  •
  We made six new investments in Co-Investment Ventures for which our share of the purchase price was an aggregate of approximately $248.1 million. The Co-Investment Ventures acquired multifamily communities in California, Massachusetts, and Texas;

    •
    We restructured investments in two Property Entities, converting an existing BHMP CO-JV loan investment of $20.8 million into an equity interest and investing $16.4 million of cash for additional equity interests. Our share of the cash investment was $9.0 million;

  •
  We obtained financing for consolidated multifamily communities in three BHMP CO-JVs of $81.0 million at a weighted average fixed rate of 4.3%; and

  •
  We increased net income to $94.5 million in 2011 from a net loss of $34.6 million in 2010. We also increased funds from operations ("FFO") to $149.0 million in 2011 from $8.5 million, and increased modified funds from operations ("MFFO") to $34.2 million in 2011 from $18.7 million in 2010 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for a discussion regarding FFO and MFFO, including reconciliations to GAAP net income).

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

Investment Policies

        Our investment strategy is designed primarily to make investments in high quality multifamily assets, with a particular focus on acquiring multifamily communities that will produce rental income and will appreciate in value within our targeted life. We intend to acquire a diversified portfolio of core and more opportunistic assets on our own or through Co-Investment Ventures using multiple strategies. These strategies may include acquisitions of existing multifamily stabilized assets that are generating income, assets in the lease up phase, assets that may benefit from enhancement or repositioning and development assets. Some of these multifamily communities may contain retail space, which are positioned as an amenity to the multifamily community and not a separate line of business. We believe multifamily communities that are highly amenitized and with higher rents per unit are attractive acquisitions for institutional investors and accordingly have the potential for higher total returns, and therefore are a favorable market sector for us. As of December 31, 2011, all of our investments have been made in multifamily communities located in top 50 Metropolitan Statistical Areas located in the United States ("MSA"). Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. However, as discussed below, based on changing market factors, we may invest in other geographic areas and in other types of multifamily communities, including student housing and lesser amenitized communities.

        We may also invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or acquire investments in mortgage, bridge, mezzanine, land, development or other loans and Section 1031 tenant-in-common interests (including those issued by programs sponsored by Behringer Harvard Holdings, or in entities that make investments similar to the foregoing. Some of these investments may contain options for us to acquire partial or controlling interests in operating or development stage multifamily communities. We may invest in other types of commercial real estate, including but not limited to, mixed use developments where multifamily is a portion of the mixed use development.

        A part of our investment strategy is also to acquire and hold high quality multifamily investments through Co-Investment Ventures. We believe this strategy has allowed us to increase the number of our investments and may continue to do so in the future, thereby providing greater portfolio diversification, participation in larger real estate investments, and greater access to high quality investment opportunities. To accomplish this strategy, we may continue to enter into Co-Investment Ventures that invest in equity interests, mortgage, mezzanine or other loans, or other Co-Investment Ventures to acquire, develop or improve properties with third parties or certain affiliates of our Advisor, including real estate limited partnerships and REITs sponsored by affiliates of our Advisor. Accordingly, each of the strategies and policies discussed in this section may be executed directly by us or through Co-Investment Ventures. As of December 31, 2011, 31 of our equity and debt investments have been made through Co-Investment Ventures. We expect that the partners in these Co-Investment Ventures will primarily be large domestic or international institutional entities, but may also include local or regional real estate investors.

        Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standards for home buyers. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably. Due to higher capital requirements, the supply of new multifamily communities coming into the market since the onset of the recession in 2008 has significantly slowed. Even if these trends change, which we do expect, the period required to develop new multifamily communities would work in our favor (for the next two to four years). Demand for multifamily communities is also affected by changes in financial markets where changes in underwriting have affected the cost, availability and affordability of financing for purchase of single family homes. In the near term, we believe these trends will be favorable for multifamily demand as the key demographic population increases and single family housing options become more restrictive.

        Our multifamily community acquisition strategy primarily concentrates on high quality multifamily communities located in the top 50 MSAs as we believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major U.S. metropolitan markets will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth, lifestyle trends, as well as single-family home pricing and availability of credit. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring communities and other real estate assets that provide us with broad geographic diversity.

        We also concentrate on newer communities with higher rents per unit. We believe communities with higher rents per unit provide better exit pricing with institutional buyers and receive higher multiples for publicly traded multifamily REITs. Newer communities are also favored because of their lower maintenance and capital requirements.

        While the recent investing trends have positively benefited our multifamily valuations and operations, these factors have also led to increased competition for multifamily investments, particularly in the markets and with the quality characteristics that we target. This competition has led to increased pricing for acquisitions, which has and may continue to make acquisitions more difficult to complete and reduce the returns on acquisitions we do complete. This may alter our acquisition strategy to include more on off-market transactions, which may take longer to identify and close, or expand our strategy to include other markets or multifamily characteristics.

        In this acquisition environment, multifamily developments may also be more attractive as development returns in certain markets may be favorable as compared to acquisitions of stabilized multifamily communities. We will seek developments with similar characteristics as our stabilized multifamily investments, but at lower costs per unit, and potentially higher returns on costs. We also have and may continue to make loans, primarily during the development phase of multifamily community projects. Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects while, in some cases, providing the opportunity, at our discretion, to invest in the long-term equity of the projects. In these situations we may have the option of converting our loan investment into an equity position or an increased equity position, where we would participate in operating earnings and would attempt to realize value appreciation upon the sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher-quality portfolio over the longer term.

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

Co-Investment Ventures

        As of December 31, 2011, we have investments in 28 individual Co-Investment Ventures, of which 13 are BHMP CO-JVs, 14 are MW CO-JVs, and one is with a third party regional developer. These Co-Investment Ventures have equity and debt investments in 31 multifamily communities.

  Structure of Co-Investment Ventures

        Generally, each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture's business is conducted. Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

        Each BHMP CO-JV and MW CO-JV is managed by a subsidiary of ours. As the manager, we have control rights over operating plans. In addition, without the consent of all members of the BHMP CO-JV and MW CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV and MW CO-JV certain major decisions affecting the BHMP CO-JV and MW CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV's or MW CO-JV's investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV or MW CO-JV, or (3) incurring or materially modifying any indebtedness of the BHMP CO-JV or MW CO-JV in excess of $100,000 or causing the BHMP CO-JV or MW CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy/sell rights. The BHMP Co-Investment Partner and the MW Co-Investment Partner, as applicable, may remove the manager for cause and appoint a successor. As of December 31, 2011, we consolidated all BHMP CO-JVs and MW CO-JVs in our financial statements.

        We generally own 55% of each BHMP CO-JV and MW CO-JV with the other Co-Investment Partner owning the remaining 45%. Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs will be distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners. These Property Entities own multifamily operating communities or development communities. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over major decisions, which effectively require all owners to agree before these actions can be taken. These major decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital. The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities. The BHMP CO-JVs consolidate all but one these Property Entities.

        Apart from investments through BHMP CO-JVs and MW CO-JVs, we have one other Co-Investment Venture directly with a third party regional developer (the "7 Rio Co-Investment Venture"), but we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners are expected to generally have very limited approval rights, usually related to issues related to admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy. We expect to generally provide the greater proportion of the equity capital, and for the 7 Rio Co-Investment Venture we ultimately expect to be 100% of the equity capital. As of December 31, 2011, we consolidate the 7 Rio Co-Investment Venture.

  Co-Investment Venture Partners

        The 99% limited partner of our BHMP Co-Investment Partner is PGGM. PGGM is an investment vehicle for Dutch pension funds. We understand PGGM has assets that exceed over 4 billion euro. We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner. PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor. As of December 31, 2011, approximately $6.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased. The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP, LP, an affiliate of Behringer Harvard Holdings, our sponsor.

        The 99.9% limited partner of our MW Co-Investment Partner is NPS and Heitman is the 0.1% general partner. NPS is one of the largest pension funds in the world, generally covering all citizens of South Korea ages 18 to 59. NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea. According to the NPS website, the NPS fund estimated its total value at 333 trillion won (approximately $300 billion, based on exchange rates as of April 30, 2011), and counted over 3.15 million people in its beneficiary base. The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor. As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011. As of December 31, 2011, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

        For our 7 Rio Co-Investment Venture and the six Property Entities, the other equity owners are national or regional developers or real estate investors.

        As of December 31, 2011, we believe all of our Co-Investment Ventures and Property Entities are in compliance with their contractual obligations, and we are not aware of factors that would indicate an inability to meet their obligations.

  Sale of Joint Venture Interests During 2011

        In May 2011, a BHMP CO-JV sold Waterford Place for an aggregate purchase price of $110.0 million, a 38% increase from the purchase price in September 2009. Our share of the proceeds was $27.6 million and we recognized a gain related to the sale of $18.1 million.

        In December 2011, we sold partial joint venture interests in three wholly owned multifamily communities and three BHMP CO-JVs to the MW Co-Investment Partner for an aggregate purchase price of $180.3 million, excluding closing costs. These joint venture interests ranged from 15% to 45% interests in the following multifamily communities: 7166 at Belmar, Acacia on Santa Rosa Creek, Argenta, Cyan/PDX, The Gallery at NoHo Commons and The Lofts at Park Crest (the "BH Sale Properties"). We have retained a 55% joint venture interest in each of these communities. Our share of the proceeds was $101.1 million, which represented a 24% weighted average increase from our initial investments made in 2009 through 2011.

        Simultaneously with the closing on the sale of the above joint venture interests, the BHMP Co-Investment Partner also closed on a sale of all of its joint venture interests in 12 BHMP CO-JVs to the MW Co-Investment Partner. These joint venture interests ranged from 5% to 45% in the following multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartment and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The BHMP Co-Investment Partner remains a Co-Investment Partner in 13 BHMP CO-JVs.

        As a result of the transactions described above, the MW Co-Investment Partner became our co-investment partner in each of the communities noted above and has replaced the BHMP Co-Investment Partner in the applicable Co-Investment Ventures, which are now MW CO-JVs. Our interest in each of these MW CO-JVs is 55%, with the MW Co-Investment Partner owning the other 45% interest.

        In connection with these sales of the joint venture interests, we entered into new joint venture agreements with the MW Co-Investment Partner and amended all of our joint venture agreements with the BHMP Co-Investment Partner (including those unrelated to the joint venture interests sold to the MW Co-Investment Partner). These amendments included changes to the governance rights such as the control rights over operating plans, which, along with other factors have resulted in our having sufficient control over the BHMP CO-JVs and MW CO-JVs, such that we have consolidated all of them effective December 1, 2011.

Portfolio

        See Item 2. "Properties" of this Annual Report on Form 10-K for a description of each of our investments in our portfolio.

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, our consolidated borrowings shall not exceed 300% of our adjusted consolidated net assets however, unless approved by a majority of our independent directors. For these purposes and consistent with our charter, we define adjusted consolidated net assets as our consolidated net equity less certain intangibles plus accumulated property and finance related depreciation and amortization. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to unconsolidated investments of individual real estate assets. As a result, we may borrow more than 75% of the value of any particular asset to the extent our board of directors determines that borrowing such amount is prudent. Our policy limitation will also apply only after we have ceased raising capital under the Initial Public Offering or any subsequent offering and invested substantially all of our capital. This limitation does not currently apply because we have not invested substantially all of our capital from our Initial Public Offering.

        As of December 31, 2011, we have $940.3 million in consolidated borrowings, which represents less than 52% of our adjusted consolidated net assets and 45% of the carrying value of our real estate assets. Accordingly, as of December 31, 2011, our charter limitation has not constrained our ability to incur debt. Our board of directors must review our aggregate borrowings at least quarterly. In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. Following the investment of substantially all of the remaining proceeds of our Initial Public Offering and the completion of the financing of our assets, we will seek a long term leverage ratio of approximately 50% to 60% of the aggregate value of our assets.

        As with our investment policies, the current state of the capital markets may require us to take a very flexible policy to borrowings in the short term in order to achieve our long term objectives. Generally, a higher spread between capitalization rates and financing rates will accommodate higher leverage and lower spreads will necessitate lower leverage. Accordingly, notwithstanding the above policies, depending on these and other market conditions and the current life cycle of an acquired property, we may have higher or lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to have relatively less financing in our Co-Investment Ventures. On an on-going basis we will also continue to evaluate both the individual and portfolio maturity terms. In certain market conditions and for certain investments, we may elect to extend maturities or increase leverage for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer investments. Depending on the market capitalization rates and interest rates, this may result in lower net returns on our investments.

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

Distribution Policy

        Distributions are authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deems relevant. The board's discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements. In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Our board of directors currently declares daily distributions on a quarterly basis, which are paid on a monthly basis. Distributions are based on daily record dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

        Until proceeds from our Initial Public Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow. Given the degree of our remaining proceeds from our Initial Public Offering and the competition for acquisition of stabilized multifamily communities, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments. During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our share of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock. To the extent our investments are in properties in lease up, development or redevelopment projects or properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation of these types of investments. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

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

        Since we began operations, our board of directors has declared daily distributions as summarized below:

Period	Approximate Amount per Share (Rounded)
September 1, 2010 - December 31, 2011	$0.001643800
March 1, 2009 - August 31, 2010	$0.001917800
October 1, 2008 - February 28, 2009	$0.001780800
December 1, 2007 - September 30, 2008	$0.001013699
July 1, 2007 - November 30, 2007	$0.000986301

        On March 19, 2012, our board of directors authorized distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to a daily amount of $0.000958904 per share of common stock. If the rate we are paying was paid for each day for a 365-day period, it would equal a 3.5% annualized rate based on a purchase price of $10.00 per share which is a reduction from the previous annualized rate of 6.0% that was paid to stockholders from September 1, 2010 through March 31, 2012.

Competition

        We are subject to significant competition in seeking real estate investments, capital, particularly debt capital, and residents. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our Advisor. They also may enjoy significant competitive advantages related to, among other things, cost of capital, governmental regulation, access to real estate investments and resident services.

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

Employees

        We have no employees and are dependent on our Advisor and other affiliates of Behringer Harvard Holdings for services that are essential to us. Our Advisor and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including investment and disposition decisions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services, and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Industry Segment

        Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from multifamily communities and related investments that we wholly own or own through joint ventures. Our management evaluates operating performance on an individual property and/or joint venture level. However, as each of our wholly owned communities and joint ventures has similar economic characteristics, we are managed on an enterprise-wide basis with one reportable segment.

Available Information

        We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock. The public may read and copy any materials we file with the SEC and the SEC's Public Reference Room as 100F Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

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

Risks Related to an Investment in Behringer Harvard Multifamily REIT I

There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from price you paid to acquire the shares.

        There is no public market for the shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. The minimum purchase requirements and suitability standards imposed on prospective investors in the just completed Initial Public Offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares. Moreover, our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire the shares. It is also likely that your shares would not be accepted as the primary collateral for a loan.

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

        For the year ended December 31, 2011, we reported net income of $94.5 million, due in part to non-recurring gains related to revaluation of equity on business combinations. For the years ended December 31, 2010 and 2009, we had net losses of $34.6 million and $8.3 million, respectively. Our losses can be attributed, in part, to depreciation and amortization of operating properties and related intangibles. Also beginning in 2009, many acquisition costs, which prior to 2009 were generally capitalized, are expensed. Historically, other public programs sponsored by affiliates of our Advisor have also experienced losses, especially during the early periods of their operation. For the reasons described above, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager, the selection of multifamily community residents and the negotiation of leases. We currently have substantial uninvested proceeds raised our from Initial Public Offering, which we are seeking to invest on attractive terms. The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor and the performance of the property manager. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms.

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

        Furthermore, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

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

Investors who invested in us earlier in our offering may realize a lower rate of return than later investors.

        There can be no assurances as to when we will begin to generate sufficient cash flow from operating activities to fully fund the payment of distributions. As a result, investors who invest in us before we generate substantial cash flow may realize a lower rate of return than later investors. We expect to have greater cash flow from operating activities available for distribution after we invest the remaining proceeds from our Initial Public Offering, but there may be delays in finding attractive investments. In addition, to the extent our investments are in development or redevelopment projects, communities in lease up, or other assets that have significant capital requirements, our ability to make distributions may be negatively impacted. Therefore, until such time as we have sufficient cash flow from operating activities to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds our offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities.

To the extent sources other than cash flow from operating activities are used to pay fees to our Advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors may also realize a lower rate of return than investors who invest earlier in this offering.

        Our Advisor and its affiliates provide services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, and the disposition of our assets. We pay them substantial fees for these services, which reduces the amount of cash available for investment in real estate or distribution to you. In addition, we have used offering proceeds to fund distributions, and later investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. The use of sources other than cash flow from operating activities to pay fees to our Advisor and its affiliates or to fund distributions also increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering, and that later investors may not share a pro rata return with earlier investors.

Because the offering price in our distribution reinvestment plan exceeds our net tangible book value per share, investors in our distribution reinvestment plan will experience immediate dilution in the net tangible book value of their shares.

        We are currently offering shares in our distribution reinvestment plan at $9.50 per share, which amount exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of our assets (exclusive of certain intangible items which include our net lease intangibles (both assets and liabilities), deferred financing costs and deferred lease revenues) minus total liabilities and noncontrolling interests, divided by the total number of shares of common stock outstanding. This calculation assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. For example, if our assets have appreciated in value since acquisition, or depreciated in a manner that is different than GAAP straight-line depreciation, our net tangible book value would not reflect this. Our net tangible book value reflects dilution in the value of our common stock from the Initial Public Offering and distribution reinvestment plan issue prices as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments as well as the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our Initial Public Offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers. As of December 31, 2011, our net tangible book value per share excluding noncontrolling interest is $8.34.

        Our distribution reinvestment plan offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

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

If we are unable to achieve significant diversification of our portfolio, the value of your investment in us will fluctuate with the performance of the specific investments we make.

        We are dependent on funds from the Initial Public Offering to make additional investments resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our properties and real estate-related assets are located and the types of investments that we acquire. If we cannot achieve significant diversification, the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single asset. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman and certain executive officers and other key personnel of us, our Advisor and its affiliates, including Robert M. Behringer, Robert S. Aisner, Robert J. Chapman, Mark T. Alfieri, Gerald J. Reihsen, III, Gary S. Bresky, Howard S. Garfield, M. Jason Mattox, Daniel J. Rosenberg, Andrew J. Bruce, Robert T. Poynter, Ross P. Odland, James A. Fadley and Margaret M. Daly, each of whom would be difficult to replace. We do not have employment agreements with our chairman, executive officers and other key personnel of us, our Advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of the executive officers and other key personnel of us, our Advisor and its affiliates, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

        Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. As of December 31, 2011, certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

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

        Our organizational documents permit us to fund distributions from any source, such as from the proceeds of our prior private offering, our Initial Public Offering, our distribution reinvestment plan or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities. The distributions paid in the twelve months ended December 31, 2011 and 2010 were approximately $35.6 million and $25.1 million, respectively. For the twelve months ended December 31, 2011 and 2010, cash flows from operating activities were approximately $31.7 million and $2.6 million, respectively. Accordingly, for the twelve months ended December 31, 2011 and 2010, total distributions exceeded cash flow from operating activities for the same periods, which differences were funded from proceeds from our offerings. If we continue to fund a portion of distributions from the net proceeds from our offerings or from additional sources that are other than operating activities, we will have fewer funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

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

        From time to time, our sponsor, our Advisor or its affiliates have agreed, and may agree in the future, to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

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

        There may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. In particular, Behringer Harvard Opportunity REIT II (which is recently terminated a follow-on public offering) has raised significant offering proceeds for investment in a broad range of property types, including multifamily communities, and Behringer Harvard Multifamily REIT II (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which has not yet commenced its offering) is seeking to raise significant offering proceeds for investment in multifamily communities. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

Behringer Harvard Multifamily Advisors I and its affiliates, including all of our executive officers and some of our directors will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our Advisor, Behringer Harvard Multifamily Advisors I and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor's advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

  •
  public offerings of equity by us, which may entitle an affiliate of our Advisor to dealer-manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

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

        In addition, even if we terminate our Advisor, the shares of convertible stock held by the advisor will remain eligible for conversion upon one of the events that trigger the conversion of our convertible stock, unless the termination was because of a material breach by our Advisor. In the event that our advisory management agreement with our advisor is not renewed or terminates (other than because of a material breach by our Advisor) prior to the occurrence of one of the events that trigger the conversion of our convertible stock, the number of shares of common stock that the advisor will receive upon the occurrence of that triggering event will be prorated to account for the actual portion of the time from the commencement of this offering to the triggering event that the advisory management agreement was effective. To avoid the additional costs of engaging a new advisor or internalizing advisory functions, our independent directors may decide against terminating the advisory management agreement prior to the listing of our shares or disposition of our investments even if termination of the advisory management agreement would be in our best interest. In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our Advisor can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and its interest in our convertible stock could influence its judgment with respect to listing or liquidating.

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

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard sponsored program or joint venture, our Advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercising buy/sell rights or making other major decisions, and you may face certain additional risks. For example, it is anticipated that Behringer Harvard Short-Term Opportunity Fund I will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

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

Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs, including (x) other public programs such as Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II (which recently terminated a follow-on offering), Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, (y) Behringer Harvard Multifamily REIT II (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which has not yet commenced its offering), and (z) numerous private programs. These persons may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.

        All of our executive officers, including Mr. Aisner, who serves as our Chief Executive Officer and a director, are also officers of one or more other entities affiliated with our Advisor, including our property manager and the advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in or sale of an asset; (3) development of our properties by affiliates of our Advisor; (4) investments with affiliates of our Advisor; (5) compensation and incentives to our Advisor; and (6) our relationship with our property manager.

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

        Our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our Advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally convert into shares of common stock with a value equal to 15% of the excess of the value of the company plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The performance threshold necessary for the convertible stock to have any value is based on the aggregate distributions paid on, and the aggregate issue price of, our outstanding shares of common stock. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the convertible stock to have any value. In fact, if the convertible stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return.

        If our advisory management agreement with our Advisor is still in effect at the time of an event triggering conversion of the convertible stock, then our Advisor will be entitled to receive 100% of the number of shares of common stock calculated per the preceding paragraph. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time that we were advised by our Advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant. Our Advisor and Mr. Behringer can influence whether and when our common stock is listed for trading on a national securities exchange or our assets are liquidated, and their interest in our convertible stock could influence their judgment with respect to listing or liquidating.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs. The recent and ongoing global economic concerns could adversely affect the amount of such fee income. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

        Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide our stockholders with the opportunity to receive a control premium for their shares.

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

  •
  effect reverse stock splits; and

  •
  after the listing of our shares of common stock on a national securities exchange, opt into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

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

        Our board of directors may amend, suspend or terminate our share redemption program at any time. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

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

        In addition, while we have sufficient cash reserves as of December 31, 2011, in future periods we may not have sufficient funds to redeem shares. Historically, certain other Behringer Harvard sponsored real estate programs have limited redemptions in order to conserve capital.

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

        Except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal (1) prior to the first valuation conducted by the board of directors or a committee thereof (the "Initial Board Valuation") in accordance with our valuation policy, 90% of the difference of (a) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate of any special distributions so designated by the board of directors (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares; or (2) on or after the Initial Board Valuation, the lesser of (a) 90% of the current estimated value per share (the "Valuation") as determined in accordance with the valuation policy; and (b) the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

        Depending upon then-prevailing market conditions, we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within four to six years after the termination of our Initial Public Offering (which terminated on September 2, 2011). If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of our Initial Public Offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock. The liquidation proposal would include information regarding appraisals of our portfolio. By proxy, stockholders holding a majority of our shares could vote to approve our liquidation. If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

        Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of our Initial Public Offering. If so, our board of directors and our independent directors may conclude that it is not in our best interest for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

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

The offering price of our shares in our Initial Public Offering and distribution reinvestment plan was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in our offering or a follow-on offering as the estimated value of our shares until we have completed our offering stage. Even when our board of directors uses other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

        Our board of directors arbitrarily set the offering price of our shares of common stock for our Initial Public Offering (which terminated in 2011) at $10.00 per share, and this price bears no relationship to the book or net value of our assets or to our expected operating income. The current offering price of shares under our distribution reinvestment plan has been set at 95% of the Initial Public Offering price, or $9.50 per share.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2011. This basis for this valuation is the gross offering price of a share of our common stock in the Initial Public Offering. Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the Initial Public Offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of us because (i) there is no public trading market for the shares at this time; (ii) the $10.00 the Initial Public Offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our the Initial Public Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current real estate markets may affect the values of our investments; (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio; and (vi) the estimated value does not take into account market fluctuations related to the fair value of our debt . For this reason, if you purchase shares of our common stock pursuant to the distribution reinvestment plan at $9.50 per share (which has been established as 95% of the Initial Public Offering price per share), the actual value of the shares may be substantially less.

        No later than 18 months after the last sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering. We expect this to occur on or before March 2, 2013. This estimate will be determined by our board of directors, or a committee thereof, after consultation with our Advisor, or if we are no longer advised by our Advisor, our officers and employees, subject to the restrictions and limitations set forth in the valuation policy. After first publishing an estimate by the board of directors within 18 months after an offering, we will repeat the process of estimating the per share value of the common stock periodically thereafter, generally annually. Our board of directors or a committee thereof will have the discretion to choose a methodology or combination of methodologies as it deems reasonable under then current circumstances for estimating the per share value of our common stock. When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the estimate will be based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not reflect future actions or results and, therefore, the estimated value will not be likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method will not be likely to be designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

        Under our share redemption program, shares may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in our Initial Public Offering and, as described above, the initial estimated value of our common shares pursuant to our valuation policy. Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in our Initial Public Offering, this estimated value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

        Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock, 124,999,000 shares are designated as preferred stock and 1,000 shares are designated as convertible stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Investors will likely experience dilution of their equity investment in us in the event that we: (1) sell shares pursuant to our distribution reinvestment plan or in future public or private offerings; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of common stock upon the conversion of our convertible stock; (4) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHM Management, our property manager and an affiliate of our Advisor, or their duly licensed affiliates; (5) issue restricted stock or other awards pursuant to our Incentive Award Plan; (6) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Multifamily OP I. In addition, the partnership agreement for Behringer Harvard Multifamily OP I contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Multifamily OP I. Because the limited partnership interests of Behringer Harvard Multifamily OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Multifamily OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available to us for investment and payment of distributions.

        Our advisor and its affiliates perform services for us in connection with, among other things, the selection and acquisition of our properties and real estate-related assets, the management of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They are paid substantial fees for these services. These fees reduce the amount of cash available for investment or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "willful misconduct, gross negligence or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties and our ability to pay distributions to our stockholders.

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

  •
  There may be a delay between the sale of the common stock and our investment of the proceeds. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

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

        Further, our board of directors, in its discretion, may retain any portion of our cash on hand for capital needs and improvements. We cannot assure you that sufficient cash will be available to make distributions to you.

        In addition, historically, the aggregate cash flows from the operations of certain other Behringer Harvard sponsored real estate programs have been insufficient to fund the aggregate distributions paid to their respective investors.

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

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Initial Public Offering are invested and generating operating cash flow sufficient to fully fund distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Initial Public Offering, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets or a portion thereof and borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, in communities that are in lease up or have not yet reached stabilization, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. As our investments that are currently in development, are in lease up or have not yet reached stabilization progress towards stabilization and generate more income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of the Initial Public Offering or our distribution reinvestment plan, cash advanced to us by our Advisor, cash resulting from a deferral of or waiver of fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use 91.1% of the gross proceeds raised in the Initial Public Offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fully fund our distributions.

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

        We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. As of December 31, 2011, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece,

Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, including a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union ("EU") governments' financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of U.S. and European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.

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

Recent and ongoing governmental intervention in the global financial markets may adversely affect our operating results and financial condition.

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

        Substantially all of the proceeds of the Initial Public Offering have been and will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering. We establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

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

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. In fact, we and our Co-Investment Ventures secured approximately 55% of our financing through Fannie Mae and Freddie Mac. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

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

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

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

        In connection with the recent credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for multifamily communities began decreasing in 2009 and have continued to decrease through 2011, particularly in the markets that we target. If capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or even increase. However, in such an environment it may be more difficult for us to find attractive income-producing investment opportunities. This challenge may be exacerbated if the cost of debt financing increases where our ability to leverage returns through the use of debt financing could be negatively affected.

        Despite these current trends, there could be economic and real estate factors which could lead to a renewed increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of those assets upon sale. If we were required to sell investments into such market, we could experience a substantial decrease in the value of our investments and those of our unconsolidated joint ventures. Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.

Increases in unemployment caused by a recessionary economy could adversely affect multifamily property occupancy and rental rates with high quality multifamily communities suffering even more severely.

        Although unemployment has improved during the second half of 2011, there are risks to the U.S. economy related to the European debt crisis and political debates over the U.S. debt limits which could reverse those trends. Rising levels of unemployment in our multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

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

Local conditions in the markets in which we own multifamily communities or in which the collateral securing our loans is located may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

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

        Changes in university admission policies could also adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshmen, live in a university-owned facility, the demand for units at our student-housing properties may be reduced and our occupancy rates may decline. We rely on our relationships with colleges and universities for referrals of prospective student residents or for mailing lists of prospective student residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on our ability to market our properties to students and their families.

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

        We intend to hold the various real properties and real estate-related assets in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that these objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of our Initial Public Offering (which terminated on September 2, 2011), unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock. The liquidation proposal would include information regarding appraisals of our portfolio. By proxy, stockholders holding a majority of our shares could vote to approve our liquidation. If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

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

        As of December 31, 2011, 31 of our 42 multifamily investments have been made through co-investments with our Co-Investment Partners. In the future, we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

        Any of the above might reduce our returns on a joint venture investment. With respect to our 31 investments through joint ventures with Co-Investment Venture partners, each investment is subject to buy/sell rights in the event of a dispute over a major decision, such as whether to dispose of the underlying property.

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

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements, with affiliates of our Advisor or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of our Advisor. Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to-be-developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. Typically, Behringer Development or its affiliates will only have a contract to acquire land and a development agreement to develop a building on the land. We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in an offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

  •
  Behringer Development or its affiliates fail to develop the property;

  •
  a significant portion of the pre-leased residents of a new or recently redeveloped apartment community fail to take possession under their leases for any reason; or

  •
  we are unable to raise sufficient proceeds from an offering to pay the purchase price at closing.

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

We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party to comply with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

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

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

        We may finance a portion of the purchase price for any property that we acquire. However, to ensure that our offers are as competitive as possible, we generally will not enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies. These consequences could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Difficulty of selling multifamily communities could limit flexibility.

        Federal tax laws may (subject to a statutory "safe harbor") limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community or otherwise hold the asset as a "dealer," and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the communities in our portfolio promptly in response to changes in economic or other conditions.

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

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by the board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have invested substantially all of our capital raised in our Initial Public Offering. As a result, we expect to borrow more than 75% of the value of any particular asset to the extent our board of directors determines that borrowing such amount is prudent. Such debt may be at higher leverage than REITs with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. Following the investment of the remaining proceeds raised in our Initial Public Offering, we will seek a long term leverage ratio of approximately 50% to 60% upon stabilization of our portfolio.

        We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to our lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, since we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within four to six years after the termination of our Initial Public Offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to our stockholders than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

        Since 2008, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Commercial real estate debt markets have experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Should these conditions increase our overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

Risks Related to Investments in Real Estate-Related Assets

We may invest in real estate-related assets or hold a non-controlling interest in an asset, which will be subject to the risks typically associated with real estate.

        We have invested and may continue to invest in real estate-related loans and other real estate-related assets. In addition, we may hold a non-controlling interest in a real estate asset, such as a minority interest or preferred equity. Each of these investments will be subject to the risks typically associated with the ownership of real estate.

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

        We have and may continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

        In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security's effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third- party guarantees or other forms of credit support can reduce the credit risk.

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

        We may use leverage in connection with our investment in CMBS. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying CMBS.

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

  •
  the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

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

        As part of our joint ventures, such as our joint ventures with our BHMP Co-Investment Partner, MW Co-Investment Partner or future joint ventures with any other Behringer Harvard sponsored investment program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our BHMP Co-Investment Partner. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with the BHMP Co-Investment Partner or other joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available. If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders, and there would be a negative impact on our operations and our stockholders' investment in us.

A subsidiary REIT may become subject to state taxation, negatively affecting its operating results.

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

        We may make investments in real estate located outside of the United States. Such investments will typically be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

  Description of Properties and Real Estate-Related Assets

        We make real estate investments through wholly owned entities or through Co-Investment Ventures, which may in turn invest through Property Entities. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. As of December 31, 2011, we had 37 consolidated multifamily communities, one unconsolidated joint venture equity investment in another multifamily community, where the joint venture has made a loan investment to the Property Entity, and four separate debt investments in four other multifamily communities. As of December 31, 2010, we had 10 consolidated multifamily communities and equity and/or debt investments in 23 multifamily communities made through unconsolidated Co-Investment Ventures.

        All but one of our Co-Investment Ventures are BHMP CO-JVs or MW CO-JVs. Our ownership interest in these Co-Investment Ventures is generally 55%; however, with respect to certain BHMP CO-JVs, the BHMP Co-Investment Partner may own an interest smaller than 45%. Our ownership interest in our 7 Rio Co-Investment Venture, based on capital contributed, is currently 90%. Regardless of our ownership interest, we, through an indirect wholly owned subsidiary, are the manager of each of our Co-Investment Ventures. Effective with the modifications to the operating agreements in December 2011, we now have the controlling financial interests in all of the BHMP CO-JVs and MW CO-JVs, and accordingly have consolidated each of these Co-Investment Ventures effective December 1, 2011. We also consolidate the 7 Rio Co-Investment Venture.

        The following tables present our consolidated real estate investments and our investment in an unconsolidated real estate joint venture (which investment is made through a consolidated BHMP CO-JV but an unconsolidated Property Entity) as of December 31, 2011. The investments are categorized as of December 31, 2011 based on the type of investment, on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and prior reporting year.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2010. Additionally, as of December 31, 2011 includes communities consolidated during 2011 which were unconsolidated at December 31, 2010.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization.

  •
  Developments are communities currently under construction for which leasing activity has not commenced.

						As of December 31, 2011
	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Consolidated Equity Investments:
Operating Properties
Stabilized/Comparable:
The Gallery at NoHo Commons	Los Angeles, CA	438	55%	2009	2006	92%	$1,866	$99.5
Grand Reserve Orange	Orange, CT	168	100%	2009	2005	93%	1,546	23.4
Mariposa Loft Apartments	Atlanta, GA	253	100%	2009	2004	98%	1,266	26.1
Stabilized/Non-Comparable:
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	90%	1,655	77.8
55 Hundred(f)	Arlington, VA	234	55%	2007	2010	94%	1,775	80.5
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	98%	1,156	55.5
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	55%	2010	2003	96%	1,364	35.5
Acappella	San Bruno, CA	163	100%	2010	2010	94%	2,208	52.3
Allegro	Addison, TX	272	100%	2010	2010	98%	1,403	42.5
Argenta	San Franciso, CA	179	55%	2011	2008	96%	2,781	90.9
Bailey's Crossing(f)	Alexandria, VA	414	43%	2007	2010	94%	1,766	129.9
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	96%	1,077	44.6
Burnham Pointe	Chicago, IL	298	100%	2010	2008	95%	2,009	83.4
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2003	88%	1,480	61.7
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	93%	1,786	56.5
The Cameron(f)	Silver Spring, MD	325	35%	2007	2010	93%	1,875	102.6
Cyan/PDX	Portland, OR	352	55%	2009	2009	89%	1,320	80.8
The District Universal Boulevard	Orlando, FL	425	55%	2010	2009	91%	1,091	62.6
Eclipse	Houston, TX	330	55%	2007	2009	96%	1,145	50.8
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	95%	1,115	58.1
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	91%	3,081	80.1
Halstead	Houston, TX	301	55%	2009	2004	95%	1,134	33.0
The Lofts at Park Crest	McLean, VA	131	55%	2010	2008	92%	3,064	46.1
Renaissance	Concord, CA	132	55%	2011	2008	90%	1,956	39.5
The Reserve at John's Creek Walk(f)	Johns Creek, GA	210	51%	2007	2006	98%	1,159	29.3
The Reserve at LaVista Walk	Atlanta, GA	283	100%	2010	2008	94%	1,114	37.3
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	67%	2,032	36.7
Satori(f)	Fort Lauderdale, FL	279	51%	2007	2010	92%	1,947	83.1
Skye 2905	Denver, CO	400	55%	2008	2010	93%	1,434	100.6
Stone Gate	Marlborough, MA	332	55%	2011	2007	91%	1,461	62.1
Tupelo Alley	Portland, OR	188	55%	2010	2009	90%	1,295	39.5
Uptown Post Oak	Houston, TX	392	100%	2010	2008	97%	1,497	61.2
The Venue	Clark County, NV	168	55%	2008	2009	91%	899	25.7
West Village	Mansfield, MA	200	55%	2011	2008	93%	1,549	34.8

Total Operating Properties(h)		9,303				93%	1,542	2,024.0

Developments
Allegro Phase II	Addison, TX	121	100%	2010	3rd Quarter 2013	N/A	N/A	$1.7
Renaissance Phase II	Concord, CA	163	55%	2011	3rd Quarter 2014	N/A	N/A	7.9
7 Rio(f)	Austin, TX	221	90%	2011	3rd Quarter 2014	N/A	N/A	6.1

Total Developments		505				N/A	N/A	15.7

Total Consolidated Real Estate		9,808				93%	$1,542	$2,039.7

(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2011
	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Loan Balance/ Investment in Real Estate (in millions)
Consolidated Loan Investments:
Stabilized/Non-Comparable:
Grand Reserve	Dallas, TX	149	55%	2007	2010	95%	$1,706	$5.9	(g)

Total Operating Properties		149				95%	1,706	5.9

Developments
Brookhaven	Atlanta, GA	295	100%	2011	N/A	N/A	N/A	4.2
The Domain	Houston, TX	320	100%	2011	N/A	N/A	N/A	9.2
Pacifica	Costa Mesa, CA	113	100%	2011	N/A	N/A	N/A	5.0

Total Developments		728				N/A	N/A	18.4

Total Consolidated Loan Investments		877				95%	$1,706	$24.3

Unconsolidated Equity and Loan Investment:
Stabilized/Non-Comparable:
Veritas(f)	Henderson, NV	430	41%	2007	2011	92%	$1,039	$23.4

Total Unconsolidated Investment		430				92%	$1,039	$23.4

Total—Consolidated and Unconsolidated		11,115				93%	$1,520

(a)
Ownership percentage is as of December 31, 2011 and represents our share of contributed capital. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Partners.

(b)
Year of initial investment represents the year of our initial loan or equity investment in the multifamily community.

(c)
We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources. Accordingly, the date provided may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community. For multifamily communities not completed as of December 31, 2011, the table presents the projected completion date.

(d)
Physical occupancy is defined as the residential units occupied for stabilized properties as of December 31, 2011 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. The total gross leasable area of retail space for all of these communities is approximately 173,000 square feet, which is approximately 2% of total rentable area. As of December 31, 2011, all of the communities with retail space are stabilized, and approximately 71% of the 173,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates are based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2011 for stabilized properties. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the year ended December 31, 2011, these other charges were approximately $12.8 million, approximately 8% of total combined revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space. Because rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for communities classified as stabilized as of December 31, 2011.

(f)
These multifamily communities are owned by Property Entities in which a BHMP CO-JV has invested equity with other third party owners. The ownership interests in the Property Entities are subject to call rights, put rights and/or buy/sell rights.

(g)
Includes a loan investment by a BHMP CO-JV with a carrying value of $3.0 million and a separate loan investment wholly owned with a carrying value of $2.9 million.

(h)
Includes Mariposa Loft Apartments which is classified as held for sale as of December 31, 2011.

Item 3.   Legal Proceedings

        We are not party to, and none of our communities are subject to, any material pending legal proceeding.

Item 4.    Mine Safety Disclosures

        Not applicable

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2011. This basis for this valuation is the gross offering price of a share of our common stock in the Initial Public Offering. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We expect that after 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, the estimated value we provide for our common stock will be based on valuations of our properties and other assets.

Holders

        As of February 29, 2012, we had approximately 166.1 million shares of common stock outstanding held by a total of approximately 47,000 stockholders.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our prior performance, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. Distributions may also be paid in anticipation of cash flow that we expect to receive during a later period as we invest the remaining proceeds from our Initial Public Offering.

        Given the degree of our remaining proceeds from our Initial Public Offering and the competition for acquisition of multifamily communities, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments. During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. There is no assurance that these future investments will achieve our targeted returns necessary to maintain our level of distributions in 2011, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target. In addition, to the extent our investments are in properties in lease up, development or redevelopment projects or properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation of these types of investments. As development, lease-up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

        Accordingly, we cannot assure as to when we will begin to generate sufficient cash flow solely from operating activities to fully fund distributions. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all.

        During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

        The following tables show the distributions paid and declared for the years ended December 31, 2011 and 2010 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared	Declared Distributions Per Share
2011
Fourth Quarter	$10.6	$14.0	$24.6	$10.5	$24.9	$0.151
Third Quarter	9.8	12.2	22.0	8.6	23.7	0.151
Second Quarter	8.1	9.6	17.7	5.9	18.5	0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148

Total	$35.6	$44.1	$79.7	$31.7	$83.0	$0.600

2010
Fourth Quarter	$6.6	$7.8	$14.4	$1.4	$15.0	$0.151
Third Quarter	7.3	8.3	15.6	1.3	15.3	0.168
Second Quarter	6.2	6.9	13.1	0.4	13.9	0.175
First Quarter	5.0	5.2	10.2	(0.5)	11.1	0.173

Total	$25.1	$28.2	$53.3	$2.6	$55.3	$0.667

        For the year ended December 31, 2011, the amount by which our distributions paid exceeded cash flow from operating activities has decreased as compared to 2010 primarily as a result of increased cash flow from our 2011 and 2010 acquisitions, the transition of lease up communities to stabilized operations, decreased acquisition expenses and the conversion from equity accounting to consolidation accounting. While we do expect our cash flow from operating activities to continue to increase due to operations from acquisitions, we do not anticipate this trend to continue proportionately in future quarters while we still have significant proceeds from our Initial Public Offering that have not been invested in stabilized, income-producing investments. In addition, in future quarters, we may incur greater acquisition expenses. Acquisition expenses included in cash flow from operating activities for the years ended December 31, 2011 and 2010 were $6.2 million and $10.8 million, respectively. Because we evaluate acquisitions on a loaded basis for all transactions and acquisition costs, including acquisition fees paid to our Advisor, we believe acquisition expenses are funded from the proceeds from the primary portion of our Initial Public Offering.

        In addition to the cash flow improvements from our recent investments, our board of directors reduced our distribution rate from an annual rate of 7.0% to 6.0% (based on a $10 share price) beginning in September 2010 and amended our advisory management agreement effective July 1, 2010, reducing the current asset management fee rate (with the potential for future increases in the fee depending on achieving certain MFFO per share thresholds). These changes have increased the proportion of our distributions to be paid from cash flows from operating activities; however, due to the increased sales of common stock in 2011, our total nominal distributions were increased.

        During 2011, our cash distributions in excess of our cash flow from operations were funded from our available cash. The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions. We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million. In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million. In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million. During 2010, the primary source for our distributions in excess of our cash flow from operations was the proceeds from our Initial Public Offering.

        On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6.0%. The reduction in the distribution rate was based on the factors discussed above, primarily with the intent of resetting the distribution rate to be more in line with our estimated earnings and cash flow from operations after all of the proceeds from the Initial Public Offering are invested. Further, the adjustment in the distribution rate is expected to allow the Company to be more competitive in acquiring multifamily communities with less of a dilutive effect of paying distributions in excess of current earnings and cash flow from operations.

        During 2011 and 2010, our distributions were classified as follows for federal income tax purposes:

	2011	2010
Ordinary income	5.9%	5.0%
Capital gains	48.2%	—
Section 1250 recapture capital gains	6.4%	—
Return of capital	39.5%	95.0%

Total	100%	100%

        The classification changes in 2011 were primarily due to our share of sales of a multifamily community and interests in BHMP CO-JVs as described above. These sales resulted in the recognition of capital gains and IRS Section 1250 recapture.

        Over the long term, as we continue to invest the remaining proceeds from our Initial Public Offering in income producing multifamily communities and real estate related investments, we expect that more of our distributions (except with respect to distributions related to sales of our assets) will be paid from cash flow from operating activities, including distributions from Co-Investment Ventures in excess of their reported earnings and our operations from consolidated multifamily communities prior to deductions for acquisition expenses. However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, spreads between capitalization and financing rates, and the types and mix of assets available for investment. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Recent Sales of Unregistered Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

        On September 2, 2008, our Registration Statement on Form S-11 (File No. 333-148414), covering our Initial Public Offering of up to 200 million shares of common stock, was declared effective under the Securities Act. Our Initial Public Offering commenced on September 5, 2008 and was terminated on September 2, 2011. We offered a maximum of 200 million shares in our Initial Public Offering at an aggregate offering price of up to $2 billion, or $10.00 per share, with discounts available to certain categories of purchasers. Behringer Securities LP, an affiliate of our Advisor, was the dealer manager of the Initial Public Offering. We sold approximately 146.4 million shares of our common stock in our Initial Public Offering on a best efforts basis pursuant to the offering for gross offering proceeds of approximately $1.46 billion.

        We incurred expenses of approximately $157.1 million in connection with the issuance and distribution of the registered securities pursuant to the Initial Public Offering, all of which was paid to our Advisor and its affiliates, and includes commissions and dealer manager fees paid to Behringer Securities which reallowed all of the commissions and a portion of the dealer manager fees to soliciting dealers.

        The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion. From the commencement of the Initial Public Offering through December 31, 2011, we had used approximately $686.2 million of such net proceeds to purchase interests in real estate, net of notes payable. Of the amount used for the purchase of these investments, approximately $24.3 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Share Redemption Program

        Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. On March 19, 2012 our board of directors adopted the Second Amended and Restated Share Redemption Program, to be effective immediately. At the same time, our board of directors approved certain amendments to our valuation policy (see Item 9B, "Other Information" of this Annual Report on Form 10-K for a summary of the changes to our valuation policy). These amendments are intended to simplify and clarify the manner in which our estimated value per share, and the related pricing under our share redemption program, may be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustments.

        The March 19, 2012 amendments to the share redemption program revised the provisions that determine the purchase prices for redemptions, which provisions are described below as amended. These amendments will not affect prices at which we may redeem shares unless and until our board of directors makes special distributions that it designates to adjust such prices. In all other material respects, the terms of our share redemption program remain unchanged. The information set forth herein with respect to the amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Second Amended and Restated Share Redemption Program, which is being filed as Exhibit 4.5 and is incorporated into this report by reference.

        The terms of the share redemption program, as amended through March 19, 2012, are summarized below.

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

        In the case of Ordinary Redemptions, prior to the first valuation conducted by the board of directors or a committee thereof (the "Initial Board Valuation") in accordance with our valuation policy, the purchase price per share for the redeemed shares will equal 90% of the difference of (a) the Original Share Price (as defined herein) less (b) the aggregate of any special distributions so designated by the board of directors (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares. On or after the Initial Board Valuation, the purchase price per share for the redeemed shares will equal the lesser of:

  •
  90% of the current estimated value per share (the "Valuation") as determined in accordance with the valuation policy; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

As used herein "Original Share Price" means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

        In the case of Exceptional Redemptions, the purchase price per share for the redeemed shares will be equal to the lesser of:

  •
  the current Valuation; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

        For more information about the current estimated value per share as determined in accordance with our valuation policy, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

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

        Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement applicable to exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder's IRA or with respect to shares purchased under or through our DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program. If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor. Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period. Provided that a request for an Exceptional Redemption is made within one year of the event giving rise to eligibility for an Exceptional Redemption, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder's confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

        During the fourth quarter ended December 31, 2011, we redeemed and purchased shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	358,769	9.15	358,769	(a)

	358,769	$9.15	358,769	(a)

(a)
A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our Advisor and its affiliates. We account for this plan under the modified prospective method of Accounting Standards Codification ("ASC") 718-10 "Compensation—Stock Compensation." In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior period amounts were not restated. The tax benefits associated with these share-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations. We have issued a total of 6,000 shares of restricted stock to our independent directors, all of which have fully vested as of December 31, 2011. For additional information regarding securities authorized for issuance under our equity compensation plan, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" of this Annual Report on Form 10-K.

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

        Upon the occurrence of (1) our making total distributions (including distributions that may constitute a return of capital for federal income tax purposes but excluding distributions that constitute the redemption of any shares of common stock and excluding distributions on any shares of common stock before their redemption) on the then outstanding shares of our common stock equal to the issue price of those shares (that is, the price paid for those shares) plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares; or (2) the listing of the shares of common stock for trading on a national securities exchange, each outstanding share of our convertible stock will convert into the number of shares of our common stock described below; provided, that the shares of our convertible stock will not convert into shares of our common stock in the event that the advisory management agreement terminates or expires without renewal due to a material breach by our Advisor. Before we will be able to pay distributions to our stockholders equal to the aggregate issue price of our then outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares, we expect we will need to sell a portion or possibly all of our investments. Thus, the sale of one or more investments will be a practical prerequisite for conversion under clause (1) above.

        Upon the occurrence of either such triggering event, each share of convertible stock shall, unless our advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/1000 of the quotient of (1) 15% of the amount, if any, by which (a) the value of the company (determined in accordance with the provisions of the charter and summarized in the following paragraph) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (b) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by (2) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion. In the case of conversion upon the listing of our shares, the conversion of the convertible stock will not occur until the 31st trading day after the date of such listing. The performance threshold necessary for the convertible stock to have any value is based on the aggregate distributions paid on, and the aggregate issue price of, our outstanding shares of common stock. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the convertible stock to have any value. In fact, if the convertible stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return.

        If our advisory management agreement with our Advisor is still in effect at the time of an event triggering conversion of the convertible stock, then the holder of the convertible stock will be entitled to receive 100% of the number of shares of common stock calculated per the preceding paragraph. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to either such triggering event described in the foregoing paragraph, then upon either such triggering event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of the time that we were advised by our Advisor. If, prior to a triggering event, our advisory management agreement is terminated or not renewed on account of a material breach by our advisor, our convertible stock will not be eligible for conversion at any time.

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

Item 6.    Selected Financial Data

        We made our first investment in an unconsolidated real estate joint venture in April 2007 and our first investment in a wholly owned multifamily community in September 2009. Through 2008, a large proportion of our investments were in multifamily developments. Beginning in 2009, we began increasing our investment in operating multifamily communities and in investments reported on the consolidated method of accounting . The following table lists the number of investments consolidated by us or made through unconsolidated Co-Investment Ventures and each investment's classification as operating, lease up or development for the last five years:

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated communities	41	10	3	—	—
Investments in unconsolidated real estate joint ventures	1	23	17	10	6

Total	42	33	20	10	6

Stabilized communities	36	26	8	1	—
Lease up communities	—	7	10	—	—
Development	6	—	2	9	6

Total	42	33	20	10	6

        As shown in the table above, we have increased the total number of investments and the number of our investments classified as operating multifamily communities, while decreasing the number of multifamily communities in lease up and development since 2009. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities. We have also increased our consolidated communities which resulted in gross reporting of assets, liabilities, revenues and expenses. Accordingly, the following selected financial data presented below reflects significant increases in many categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$655.5	$52.6	$77.5	$23.8	$53.4
Real estate, net	$2,013.6	$524.0	$159.0	$—	$—
Investments in unconsolidated real estate joint ventures	$23.4	$349.4	$279.9	$96.5	$60.1
Total assets	$2,805.7	$958.8	$525.7	$120.9	$115.4
Debt	$924.5	$157.4	$51.3	$—	$—
Total liabilities	$992.2	$188.0	$74.7	$8.5	$2.0
Redeemable, noncontrolling interests	$8.5	$—	$—	$—	$—
Non-redeemable, noncontrolling interests	$413.1	$—	$—	$—	$—
Total equity attributable to common stockholders	$1,391.9	$770.8	$451.0	$112.4	$113.4
Total equity	$1,805.0	$770.8	$451.0	$112.4	$113.4

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Rental revenues	$67.4	$28.9	$3.0	$—	$—
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(7.9)	$(6.9)	$(0.2)	$4.3	$0.8
Interest income	$3.5	$1.4	$1.1	$0.9	$0.3
Depreciation and amortization expenses	$(38.8)	$(20.2)	$(2.1)	$(0.1)	$—
Acquisition expenses(a)	$(6.2)	$(10.8)	$(3.4)	$—	$—
Net income (loss)	$94.5	$(34.6)	$(8.3)	$2.6	$(0.2)
Net income (loss) attributable to common stockholders	$98.6	$(34.6)	$(8.3)	$2.6	$(0.2)
Basic and diluted income (loss) per share	$0.71	$(0.41)	$(0.26)	$0.18	$(0.08)
Distributions declared per share	$0.60	$0.67	$0.69	$0.44	$0.34
Cash Flow Data:
Cash provided by operating activities(b)	$31.7	$2.6	$0.2	$2.4	$0.2
Cash used in investing activities	$(9.7)	$(461.2)	$(341.0)	$(35.4)	$(60.8)
Cash provided by financing activities	$580.9	$433.7	$394.5	$3.4	$113.9
Other Information:
FFO(c)	$149.0	$8.5	$(0.7)	$3.7	$0.3
MFFO(c)	$34.2	$18.7	$4.6	$3.7	$0.3

(a)
Prior to 2009, under U.S. generally accepted accounting principles ("GAAP"), acquisition costs were capitalized and generally not expensed.

(b)
Included as a deduction to cash flow provided by operating activities in 2011, 2010 and 2009 is $6.3 million, $12.1 million and $5.0 million, respectively, of acquisition expenses, including our share for equity in earnings of investments in unconsolidated real estate joint ventures. Prior to 2009, acquisition expenses were classified within investing activities.

(c)
We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, are helpful as measures of operating performance. FFO and MFFO are non-GAAP performance financial measures. FFO or MFFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO or MFFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. For a description of how we calculate FFO and MFFO including a discussion of year over year changes and a reconciliation to GAAP net income, see Item 7, "Management Discussion of and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

  Overview

  General

        We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of December 31, 2011, all of our investments have been in high quality multifamily communities located in the top 50 MSAs in the United States. We have made and intend to continue making investments both on our own and through Co-Investment Ventures, which may include investments through Property Entities.

        As of December 31, 2011, we had 37 consolidated multifamily communities, one with an unconsolidated joint venture equity investment in another multifamily community, where the joint venture also has made a loan investment to the Property Entity, and four separate debt investments in four other multifamily communities. We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the "Initial Public Offering"), mortgage debt and unsecured or secured debt facilities. As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

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

        While these trends have positively benefited our multifamily valuations and operations, these factors have also led to increased competition for multifamily investments, particularly in the markets and with the quality characteristics that we target. This competition has led to increased pricing for acquisitions, which has and may continue to make acquisitions more difficult to complete and reduce the returns on acquisitions we do complete. This may alter our acquisition strategy to include more on off-market transactions, which may take longer to identify and close, or expand our strategy to include other markets or multifamily characteristics. In this acquisition environment, multifamily developments may be more attractive as compared to acquisitions of stabilized multifamily communities. As of December 31, 2011, we have six equity and debt investments in development related multifamily communities. Further, the demand for multifamily acquisitions, may provide opportunities to selectively monetize our existing portfolio and make new investments in multifamily communities with greater total return prospects. During 2011, we sold interests in seven multifamily communities, generating cash proceeds of $128.3 million, recognizing gains of $121.9 million and increases to additional paid-in capital of $39.6 million.

  Offerings of Our Common Stock

        We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our DRIP. As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a price of $9.50 per share. As of December 31, 2011, we have sold approximately 8.6 million shares under our DRIP for gross proceeds of approximately $81.3 million. There are approximately 91.4 million shares remaining to be sold under the DRIP.

        We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our Initial Public Offering. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement. Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the Securities and Exchange Commission.

        In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle. These factors include the strength and size of our existing real estate portfolio, current conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae and Freddie Mac (each a government-sponsored enterprise, or "GSE") and other financing providers, such as banks and insurance companies. Accordingly, with these capital sources currently available, we believe that at the completion of our acquisition phase we will own sufficient assets that meet our investment objectives.

        Shares of our common stock are not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

  Co-Investment Ventures

        As of December 31, 2011, we have 28 individual Co-Investment Ventures, of which 13 are BHMP CO-JVs, 14 are MW CO-JVs, and one is with a third party regional developer. These Co-Investment Ventures have equity and debt investments in 31 multifamily communities.

  Structure of Co-Investment Ventures

        Generally, each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture's business is conducted. Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

        Each BHMP CO-JV and MW CO-JV is managed by a subsidiary of ours. As the manager, we have control rights over operating plans. In addition, without the consent of all members of the BHMP CO-JV and MW CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV and MW CO-JV certain major decisions affecting the BHMP CO-JV and MW CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV's or MW CO-JV's investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV or MW CO-JV, or (3) incurring or materially modifying any indebtedness of the BHMP CO-JV or MW CO-JV in excess of $100,000 or causing the BHMP CO-JV and MW CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy/sell rights. The BHMP Co-Investment Partner and the MW Co-Investment Partner, as applicable, may remove the manager for cause and appoint a successor. As of December 31, 2011, we consolidated all of the BHMP CO-JVs and MW CO-JVs in our financial statements.

        We generally own 55% of each BHMP CO-JV and MW CO-JV with the other Co-Investment Partner owning the remaining 45%. Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs are distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners. These Property Entities own multifamily operating communities or development communities. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over major decisions, which effectively require all owners to agree before these actions can be taken. These major decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital. The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities. The BHMP CO-JVs consolidate all but one of these Property Entities.

        Apart from investments through BHMP CO-JVs and MW CO-JVs, we have one other Co-Investment Venture directly with a third party regional developer (the "7 Rio Co-Investment Venture"), but we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners are expected to generally have very limited approval rights, usually related to issues related to admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy. We expect to generally provide the greater proportion of the equity capital, and for the 7 Rio Co-Investment Venture we ultimately expect that 100% of the equity capital will be provided by us. As of December 31, 2011, we consolidate the 7 Rio Co-Investment Venture.

  Co-Investment Venture Partners

        The 99% limited partner of our BHMP Co-Investment Partner is PGGM. PGGM is an investment vehicle for Dutch pension funds. We understand PGGM has assets that exceed over 4 billion euro. We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner. PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor. As of December 31, 2011, approximately $6.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased. The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP, LP, an affiliate of Behringer Harvard Holdings.

        The 99.9% limited partner of our MW Co-Investment Partner is NPS. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59. NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea. According to the NPS website, the NPS fund estimated its total value at 333 trillion won (approximately $300 billion, based on exchange rates as of April 30, 2011), and counted over 3.15 million people in its beneficiary base. The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor. As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011. As of December 31, 2011, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

        For our 7 Rio Co-Investment Venture and the six Property Entities, the other equity owners are national or regional developers or real estate investors.

        As of December 31, 2011, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

  Sale of Joint Venture Interests During 2011

        In May 2011, a BHMP CO-JV sold Waterford Place for an aggregate purchase price of $110.0 million, a 38% increase from the purchase price in September 2009. Our share of the proceeds was $27.6 million and we recognized a gain on revaluation of equity on a business combination of $18.1 million when we consolidated Waterford Place effective April 1, 2011.

        In December 2011, we sold partial joint venture interests in three wholly owned multifamily communities and three BHMP CO-JVs to the MW Co-Investment Partner for an aggregate purchase price of $180.3 million, excluding closing costs. These joint venture interests ranged from 15% to 45% interests in the following multifamily communities: 7166 at Belmar, Acacia on Santa Rosa Creek, Argenta, Cyan/PDX, The Gallery at NoHo Commons and The Lofts at Park Crest (the "BH Sale Properties"). We have retained a 55% joint venture interest in each of these communities. Our share of the proceeds was $101.1 million, which represented a 24% weighted average increase from our initial investments made in 2009 through 2011.

        In accordance with GAAP, our sales of joint venture interests in 7166 at Belmar and Cyan/PDX, which were reported on the equity method of accounting, resulted in a gain of $5.7 million. However, as the other partial sales were of interests in consolidated investments, where as discussed below, we maintained control after the sale of our partial interest, GAAP does not allow recognition of a gain. Instead the difference between the net proceeds of the partial sale and the recognition of the noncontrolling interest based on the book values at the time of sale is recognized as a direct charge to additional paid-in capital. Accordingly, we recognized an increase to additional paid-in capital of $39.6 million.

        As discussed below in "Long-Term Liquidity, Acquisitions, Dispositions and Property Financing", dispositions are a part of our overall business strategy. For these dispositions, we believe the multifamily communities had achieved attractive values. In the case of Waterford Place, which was one of our older multifamily communities, we believed the sales price was at ultimate pricing for its sub-market. For the other interests, while we believed the sales price was attractive, realizing only a portion of the gain was appropriate given the age and sub-market fundamentals for the multifamily community. This allowed us to retain a smaller controlling interest with less downside risk. We also believe the transaction allowed us to initiate a relationship with Heitman and NPS, which coupled with PGGM, broadens our exposure to foreign institutional capital sources.

        Simultaneously with the closing on the sale of the above joint venture interests, the BHMP Co-Investment Partner also closed on a sale of all of its joint venture interests in 12 BHMP CO-JVs to the MW Co-Investment Partner. These joint venture interests ranged from 5% to 45% in the following multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartment and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The BHMP Co-Investment Partner remains a Co-Investment Partner in 13 BHMP CO-JVs.

        As a result of the transactions described above, the MW Co-Investment Partner became our co-investment partner in each of the communities noted above and has replaced the BHMP Co-Investment Partner in the applicable Co-Investment Ventures, which are now MW CO-JVs. Our interest in each of these MW CO-JVs is now 55%, with the MW Co-Investment Partner owning the other 45% interest.

        In connection with these sales of the joint venture interests, the governance rights with respect to all of the new MW CO-JVs and the BHMP CO-JVs were modified. These included modifications to the control rights over operating plans, which, along with other factors, have resulted in our having sufficient control over the BHMP CO-JVs and MW CO-JVs, such that we have consolidated all of them effective December 1, 2011.

Market Outlook

        During 2011, the U.S. economy faced one of its most volatile periods as the economy was whipsawed by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices and finally the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government's credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. The economy has now added more than 100,000 jobs per month for the last six months through December 31, 2011, a streak which has continued in the first quarter of 2012. Unemployment is now down 1.5% from its peak in 2009. While these figures are still modest and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the beginning of 2012 as it was at the beginning of 2011.

        Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in the multifamily sector should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment's aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. Single family home ownership, which had peaked at 69.2% in late 2004, is now down to 66% as of December 31, 2011. Historical home ownership figures from pre 1995 were around 64%. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. Historically, multifamily housing starts have been equal to 2% of existing supply. Currently, starts are are about a quarter of that average. We believe that these fundamentals will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth. While the factors noted above should position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment to maintain rental growth.

        Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector. Five and ten year treasury rates have declined approximately 1.2% and 1.4%, from their respective rates at December 31, 2010 to December 31, 2011. Lender competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that the European debt crisis and future legislative restrictions on GSE multifamily lending could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

        In addition to these macro-multifamily fundamentals, we believe the Company is financially well positioned going into 2012. Should there be an increase in interest rates, approximately 76% of our share of debt is at long term, fixed rates. Further, as of December 31, 2011, we held cash and cash equivalents of approximately $655.5 million and had borrowing capacity from our line of credit of $118.0 million. Our cash position is over 70% of our total debt balance and greater than all of our variable rate debt. We believe this will give us flexibility to manage our interest rate exposure should interest rates in general increase. However, with the eventual outcome of the European debt situation uncertain, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

        Based on the demand, supply and financing fundamentals outlined above, high quality multifamily communities are currently considered a favored class for real estate investors. Accordingly, competition for new multifamily acquisitions is intense, where we compete with companies that have significant capital positions and access to capital. This has led to increased pricing for multifamily communities, particularly institutional quality communities but to some degree in all multifamily sectors. Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Consequently, multifamily values are increasing and capitalization rates are compressing. As capitalization rates on new acquisitions compress our initial income returns could decrease. Our approach in this investing environment is to continue to focus on high quality, core assets in institutional markets where there are barriers to entry for new multifamily communities; however, we may expand to other sub-markets or multifamily with different characteristics for age and type. We generally will not participate in heavily bid acquisitions but will seek out properties and situations where our liquidity, financial strength and experience allows us to differentiate our offers from other buyers. Previous situations where these strengths have provided us with acquisition opportunities include lender short sales, failed condominiums and debt restructurings. We will also seek portfolio or merger opportunities which could allow us to make larger investments in a more cost effective structure. However, such acquisitions may require longer periods to identify and close the transaction, which could result is us remaining in cash for a longer period than we had previously anticipated.

        Conversely, the favorable multifamily fundamentals have and may continue to provide opportunities to strategically monetize certain of our investments. In May 2011, we sold our 55% interest in the Waterford Place multifamily community for a gross sales price of $110 million ($108.6 million net of closing costs). This compared to its gross acquisition cost of $79.7 million in September 2009. Our portion of the GAAP gain resulting from the sale was $18.1 million. For this sale, we were able to selectively dispose of one of our older multifamily communities located in a suburban area and recycle the proceeds into a recently completed, highly amenitized, high-rise multifamily community in downtown San Francisco. In December 2011, we sold partial interests in six multifamily communities, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million, and an increase to additional paid-in capital of $39.6 million. For these sales, we were able to lock in a portion of the gain while holding partial interests for potential future returns with an institutional partner. While there is no assurance that these trends will continue, we believe we may have other opportunities to sell appreciated investments and recycle the capital into multifamily communities with more favorable total return prospects or return to our shareholders through common stock distributions.

        We believe that the projected demand for new developments coupled with the tight capital markets for new developments may also provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account. GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations. Banks and other debt providers tend to limit financing to approximately 60% of total costs. These limitations, which may only increase if the U.S. experiences an overall economic slowdown, may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years). During 2011, we have closed a multifamily development related mezzanine loan investment for $10.5 million and two mortgage land loans to developers for planned multifamily redevelopments totaling $8.1 million. These land loans have options allowing us to elect to participate in the development through an equity investment. We will also evaluate developments for our own account or with development partners that meet our investment criteria. During 2011, we commenced development of a 121 unit multifamily community adjacent to Allegro in Addison, Texas. In connection with our investment in the Renaissance BHMP CO-JV, we acquired 2.7 acres for a planned 163 unit multifamily development in Concord, California.

Property Portfolio

        The table below presents physical occupancy and monthly rental rate per unit by geographic region for all of our consolidated and unconsolidated stabilized multifamily communities (including one with only a consolidated debt investment) as of December 31, 2011 and 2010:

			Physical Occupancy Rates(b) as of December 31,		Monthly Rental Rate per Unit(c) as of December 31,
	Number of Communities	Number of Units
Geographic Region(a)			2011	2010	2011	2010
Florida	2	704	92%	92%	$1,430	$1,348
Georgia	3	746	96%	94%	1,178	1,123
Mid-Atlantic	5	1,412	92%	95%	1,850	1,846
Mid-West	1	298	95%	90%	2,009	2,016
Mountain	5	1,594	93%	90%	1,257	1,218
New England	3	700	92%	93%	1,506	1,511
Northern California	4	751	95%	91%	1,989	1,309
Northwest	2	540	90%	88%	1,312	1,235
Southern California	4	889	88%	88%	2,066	2,025
Texas	7	2,248	96%	93%	1,257	1,156

Totals	36	9,882	93%	92%	$1,520	$1,421

(a)
Geographic regions not identified to a state are defined as follows:

  •
  Mid-Atlantic includes the states of Virginia, Maryland and New Jersey. Our portfolio includes communities in Alexandria, Arlington and McLean, Virginia; Silver Spring, Maryland; and Cherry Hill, New Jersey.

  •
  Mid-West includes the state of Illinois. Our portfolio includes a community in Chicago, Illinois.

  •
  Mountain includes the states of Colorado and Nevada. Our portfolio includes communities in Denver and Lakewood, Colorado and Clark County and Henderson, Nevada.

  •
  New England includes the states of Connecticut and Massachusetts. Our portfolio includes communities in Orange, Connecticut and Mansfield and Marlborough, Massachusetts.

  •
  Our portfolio includes communities in Concord, Santa Rosa, San Bruno and San Francisco in Northern California.

  •
  Northwest includes the state of Oregon. Our portfolio includes communities in Portland, Oregon.

    •
    Our portfolio includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods in Southern California.

(b)
Physical occupancy is defined as the residential units occupied for stabilized properties as of December 31, 2011or 2010 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2011, the total gross leasable area of retail space for all of these communities is approximately 173,000 square feet, which is approximately 2% of total rentable area. As of December 31, 2011, all of the communities with retail space are stabilized, and approximately 71% of the 173,000 square feet of retail space was occupied. The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2011 and 2010 for stabilized properties. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the years ended December 31, 2011 and 2010, these other charges were approximately $12.8 million and $6.5 million, respectively, approximately 8% and 7% of total combined revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

        The table below presents number of communities and units by geographic region that are currently in development as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Georgia	1	295	—	—
Northern California	1	163	—	—
Southern California	1	113	—	—
Texas	3	662	1	121

Totals	6	1,233	1	121

        For more information regarding investments in our portfolio, see Item 2. "Properties" of this Annual Report on Form 10-K.

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries. We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary. Variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

  Investment Impairments

        If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property's recoverability by comparing the carrying amount of the asset to our estimate of the undiscounted future operating cash flows, expected to be generated over the life of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values. Fair value is generally estimated by valuation of similar assets.

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2011 or 2010.

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

  Offering Costs

        In determining the amount of offering costs to charge against additional paid-in capital, we make estimates of the amount of the expected offering costs to be paid to our Advisor. This estimate was based on our assessment for the time period of the offering, and the amount of shares sold during those periods. During our Initial Public Offering, our assumptions were based on current share sales trends and comparisons to other similar initial public offerings, including those sponsored by Behringer Harvard Holdings.

Results of Operations

        Since 2009, the volume of our acquisitions, the increased proportion of our stabilized multifamily communities and the increased number of consolidated communities have contributed to significant increases in all of our financial results. A summary of our multifamily communities as of December 31, 2011, 2010 and 2009 is as follows:

	As of December 31,
	2011	2010	2009
Consolidated communities	41	10	3
Investments in unconsolidated real estate joint ventures	1	23	17

Total	42	33	20

Stabilized communities	36	26	8
Lease up communities	—	7	10
Development	6	—	2

Total	42	33	20

        Effective December 1, 2011, we consolidated 23 BHMP CO-JVs and MW CO-JVs as a result of our sale of joint venture interests to the MW Co-Investment Partner and related entry into MW CO-JVs, and simultaneous amendment of all of our BHMP CO-JV operating agreements with the BHMP Co-Investment Partner whereby we obtained the controlling financial interest of each of these Co-Investment Ventures. These transactions have affected the comparability of our financial statements as of and for the year ended December 31, 2011 as compared to 2010 and 2009.

        Additionally, during 2011 we acquired controlling interests in three multifamily communities through a consolidated BHMP CO-JV and one acquisition through a previously unconsolidated BHMP CO-JV. These 2011 acquisitions are contributing to increased results for the year ended December 31, 2011. In addition, during 2010, we purchased seven wholly owned multifamily communities. These 2010 acquisitions are producing a full year of results in 2011.

        Further, many of our lease up multifamily communities have transitioned to stabilized operations. As of December 31, 2010, we had interests in seven communities that were in lease up. As of December 31, 2011, all seven of these communities were stabilized, producing increased net operating income.

  Fiscal year ended December 31, 2011 as compared to fiscal year ended December 31, 2010

        As discussed above under "Co-Investment Ventures—Sale of Joint Venture Interests During 2011", the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 has significantly affected the comparability of our 2011 results with 2010. These consolidations along with the consolidation of Waterford Place and the three acquisitions from the second quarter of 2011, have increased our 2011 total real estate, net by approximately $1.5 billion an increase of approximately 300% over our 2010 total real estate, net balance. In addition, our 2011 mortgage loans payable were increased by $725.0 million an increase of approximately $821.1 million over our 2010 mortgage loan payable balance. Related to operations, our 2011 rental revenues were $18.4 million higher due to the 2011 business combinations resulting in an increase of approximately 130% over 2010 rental revenues. Depreciation and amortization expense related to the 2011 business combinations was $16.7 million resulting in an approximate increase of 92% over 2010 depreciation and amortization expense. Additionally, we recorded a gain on revaluation of equity on business combinations of $121.9 million related to the 2011 consolidations.

        As an aid to analyzing our 2011 results compared to 2010, the following tables reflect the 2011 results as reported in the consolidated balance sheets and the consolidated statements of operations less the effect of all of the 2011 business combinations to provide a comparable comparison of 2011 to 2010 excluding business combinations (in millions):

	December 31, 2011	Less: 2011 Balances from Business Combinations	Balances, net of Business Combinations December 31, 2011	December 31, 2010	Current Year Change Net of Business Combinations
Assets
Real estate
Land	$308.5	$(217.8)	$90.7	$96.5	$(5.8)
Buildings and improvements	1,728.9	(1,307.4)	421.5	440.5	(19.0)

	2,037.4	(1,525.2)	512.2	537.0	(24.8)
Less accumulated depreciation	(39.5)	—	(39.5)	(13.9)	(25.6)

Net operating real estate	1,997.9	(1,525.2)	472.7	523.1	(50.4)
Construction in progress, including land	15.7	(7.9)	7.8	0.9	6.9

Total real estate, net	2,013.6	(1,533.1)	480.5	524.0	(43.5)
Assets held for sale	26.5	—	26.5	—	26.5
Investments in and advances to unconsolidated real estate joint ventures	23.4	261.7	285.1	349.4	(64.3)
Cash and cash equivalents	655.5	121.7	777.2	52.6	724.6
Intangibles, net	39.8	(29.2)	10.6	20.0	(9.4)
Other assets, net	46.9	(12.5)	34.4	12.8	21.6

Total assets	$2,805.7	$(1,191.4)	$1,614.3	$958.8	$655.5

Liabilities and equity
Liabilities
Mortgage loans payable	$914.5	$(725.0)	$189.5	$93.4	$96.1
Credit facility payable	10.0	—	10.0	64.0	(54.0)
Liabilities related to assets held for sale	16.1	—	16.1	—	16.1
Accounts payable and other liabilities	22.7	(13.9)	8.8	8.6	0.2
Deferred lease revenues and other related liabilities, net	16.7	(0.1)	16.6	15.9	0.7
Distributions payable	8.4	—	8.4	5.2	3.2
Tenant security deposits	3.8	(2.3)	1.5	0.9	0.6

Total liabilities	992.2	(741.3)	250.9	188.0	62.9
Commitments and contingencies
Redeemable, noncontrolling interests	8.5	(8.5)	—	—	—
Equity
Preferred stock	—	—	—	—	—
Non-participating, non-voting convertible stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	1,502.0	—	1,502.0	896.5	605.5
Cumulative distributions and net loss	(110.1)	(103.8)	(213.9)	(125.7)	(88.2)

Total equity attriibutable to common stockholders	1,391.9	(103.8)	1,288.1	770.8	517.3
Non-redeemable, noncontrolling interests	413.1	(337.8)	75.3	—	75.3

Total equity	1,805.0	(441.6)	1,363.4	770.8	592.6

Total liabilities and equity	$2,805.7	$(1,191.4)	$1,614.3	$958.8	$655.5

        The following describes significant fluctuations for the 2011 activity compared to 2010. As the business combinations explain many of the fluctuations, unless noted otherwise, the discussion below focuses on the amounts net of the business combinations.

        Total Real Estate, net.    The decrease in total real estate, net is primarily attributable to the reclassification of Mariposa Loft Apartments ("Mariposa") from real estate, net to assets held for sale as of December 31, 2011 as well as increased accumulated depreciation due to another year of depreciation expense.

        Assets Held for Sale.    As of December 31, 2011, we have entered into a purchase and sale agreement with an unaffiliated third party buyer to sell Mariposa for $40.0 million, including the assumption of the mortgage loan payable and standard operating working capital accounts. Accordingly, we have classified Mariposa as held for sale on the consolidated balance sheet as of that date. The sale of Mariposa closed on March 28, 2012. We had no multifamily communities held for sale as of December 31, 2010.

        Investments in and Advances to Unconsolidated Real Estate Joint Ventures.    The decrease in investments in and advances to unconsolidated real estate joint ventures is primarily attributable to $49.5 million of distributions received from 2011 financings with the remainder of the decrease due to our share of equity losses attributable to depreciation and amortization expense recorded during 2011.

        Cash and Cash Equivalents.    Cash and cash equivalents includes the increase in net offering proceeds received during 2011 from our Initial Public Offering of $539.6 million as well as net cash proceeds from the sale of our partial interests in unconsolidated joint ventures to the MW CO-JV of $100.6 million.

        Intangibles, net.    The decrease in intangibles, net is a result of amortization expense recorded during 2011.

        Other Assets.    The increase in other assets is primarily due to issuance of two land loans and one mezzanine loan during 2011. The balance of these loan investments as of December 31, 2011 is $18.2 million.

        Mortgage Loans Payable.    During 2011, we obtained new mortgage financing on Allegro, Acappella, Argenta, the Lofts at Park Crest and Venue totaling $150.2 million. These increases were partially offset by the classification of the $15.8 million Mariposa mortgage loan payable to liabilities related to assets held for sale and principal reductions primarily related to the Satori, 55 Hundred, and Baileys Property Entities of $26.4 million.

        Credit Facility Payable.    Due to increased proceeds from our Initial Public Offering during 2011, we did not need to utilize the credit facility during 2011 and paid the credit facility down to its minimum balance.

        Liabilities Related to Assets Held for Sale.    As noted above, we classified Mariposa as held for sale during 2011. The balance at December 31, 2011 is a mortgage loan payable of $15.8 million.

        Distributions Payable.    The increase in distributions payable at December 31, 2011 is primarily attributable to the increase in the number of shares of common stock outstanding between December 31, 2010 and December 31, 2011.

        Additional Paid-in Capital.    The increase in additional paid-in capital at December 31, 2011 is principally attributable to net sales proceeds (including DRIP) of our common stock of $583.7 million, and the partial sale of our controlling interest to the MW CO-JV resulting in an increase of $39.6 million. These increases were partially offset by redemptions of our common stock of $17.8 million.

        Cumulative Distributions and Net Losses.    The increase in cumulative distributions and net losses is primarily attributable to distributions of $83.0 million declared in 2011, partially offset by an $18.1 million gain on revaluation of equity on a business combination related to the sale of Waterford Place.

        Non-redeemable, Noncontrolling Interests.    The increase to non-redeemable, noncontrolling interests is principally due to the partial sale of interests in the Gallery at NoHo Commons, the Lofts at Park Crest, Acacia on Santa Rosa Creek, Argenta, Stone Gate and West Village of $68.2 million and contributions from noncontrolling interests of $10.2 million. These increases are partially offset by distributions paid and allocations of net income of $4.1 million.

For the Year Ended December 31,	2011	Less: 2011 Amounts from Business Combinations	2011 Results net of Business Combinations	2010	Current Year Change Net of Business Combinations
Rental revenues	$67.4	$(18.4)	$49.0	$28.9	$20.1
Expenses
Property operating expenses	20.3	(5.5)	14.8	8.7	6.1
Real estate taxes	9.3	(2.1)	7.2	4.0	3.2
Asset management fees	6.3	—	6.3	5.2	1.1
General and administrative expenses	4.6	(0.2)	4.4	4.2	0.2
Acquisition expenses	6.2	(6.2)	—	10.8	(10.8)
Interest expense	11.2	(3.9)	7.3	4.9	2.4
Depreciation and amortization	38.8	(16.7)	22.1	20.2	1.9

Total expenses	96.7	(34.6)	62.1	58.0	4.1

Interest income	3.5	(0.3)	3.2	1.4	1.8
Gain on revaluation of equity on business combinations	121.9	(121.9)	—	—	—
Gain on sale of joint venture interests	5.7	—	5.7	—	5.7
Equity in loss of investments in unconsolidated
real estate joint ventures	(7.9)	0.2	(7.7)	(6.9)	(0.8)

Income (loss) from continuing operations	93.9	(105.8)	(11.9)	(34.6)	22.7
Income (loss) from discontinued operations	0.6	(0.3)	0.3	—	0.3

Net income (loss)	94.5	(106.1)	(11.6)	(34.6)	23.0
Net (income) loss attributable to noncontrolling interests	4.1	(4.3)	(0.2)	—	(0.2)

Net income (loss) attributable to common stockholders	$98.6	$(110.4)	$(11.8)	$(34.6)	$22.8

        Similar to the review of the balance sheet activity, many of the fluctuations in 2011 compared to 2010 are due to the 2011 business combinations. See previous discussion above for the effect of the business combinations on the 2011 operating results. Where the headings below refer to adjusted amounts, we are describing the activity net of the business combinations. For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2011 results to 2010 results.

        Rental Revenues Adjusted.    Rental revenues for the years ended December 31, 2011 and 2010 were approximately $49.0 million and $28.9 million, respectively. The increase was due primarily to reporting a full year of operations for our 2010 acquisitions. Additionally, physical occupancy of our portfolio as of December 31, 2011 was 93% as compared to 88% as of December 31, 2010 as all of our properties were stabilized as of December 31, 2011. We expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

        Property Operating and Real Estate Tax Expenses Adjusted.    Property operating and real estate tax expenses for the years ended December 31, 2011 and 2010 were approximately $22.0 million and $12.7 million, respectively. The increase was due primarily to reporting a full year of operations for our 2010 acquisitions. We expect continued increases in these expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

        Asset Management Fees.    Asset management fees for the years ended December 31, 2011 and 2010 were approximately $6.3 million and $5.2 million, respectively. These fees for each period are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate. As our asset management fees are calculated based on our share of investments, the business combinations did not affect our assets management fee expense. Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months. We expect continued increases in the amount of the rest of our gross real estate investments as a result of owning and acquiring additional real estate investments.

        Acquisition Expenses.    Acquisition expenses for the year ended December 31, 2011 were approximately $6.2 million and related to the acquisitions discussed above. Acquisition expenses for the year ended December 31, 2010 were approximately $10.8 million and related to our acquisitions of the Lofts at Park Crest, Acacia on Santa Rosa Creek, Burnham Pointe, The Reserve at La Vista Walk and Allegro. The majority of the acquisition and expenses were fees and expenses due to our Advisor. As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Expense Adjusted.    Interest expense for the years ended December 31, 2011 and 2010 was approximately $7.3 million and $4.9 million, respectively. The increase was principally due to increased borrowings related to our mortgage notes payable which increased during 2011 as we obtained new mortgage financing in 2011 related to Argenta, Acappella, Allegro, the Lofts at Park Crest, and the Satori, District and Cyan Property Entities. The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $1.4 million and $1.2 million during the years ended December 31, 2011 and 2010, respectively.

        Depreciation and Amortization Adjusted.    Depreciation and amortization expense for the years ended December 31 2011 and 2010 was approximately $22.1 million and $20.2 million, respectively. Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases. As noted above, the increase is due to our consolidated multifamily communities acquired during 2010. As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income Adjusted.    Interest income, which primarily included interest earned on our cash equivalents, for the years ended December 31, 2011 and 2010 was approximately $3.2 million and $1.4 million, respectively. Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities. Accordingly, our cash equivalent balances are subject to significant changes. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. In the current environment, these cash equivalents continue to have low earnings rates. Additionally, during 2011, we provided financing for one mezzanine loan and three land loans and earned interest income of $1.2 million on these loans.

        Gain on Revaluation of Equity on Business Combinations.    In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community. Additionally, in December 2011, the business combinations of our investments in the BHMP CO-JVs and MW CO-JVs resulted in an aggregate gain of approximately $103.8 million. The gain was primarily a function of the recognition of recording the assets of the multifamily communities at their fair value on December 1, 2011, and we do not expect to have similar gains in the near term. There was no similar gain in 2010.

        Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for the year ended December 31, 2011 was approximately $7.9 million compared to equity in loss of approximately $6.9 million for the year ended December 31, 2010. As only $0.2 million related to business combinations, the analysis is based on the unadjusted amount. A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

        Effective December 1, 2011, all but one of our unconsolidated real estate joint ventures was consolidated. The following discussion relates to activity prior to December 1, 2011.

	For the Year Ended
	December 31, 2011		December 31, 2010
	Equity in Earnings (Loss)	Distributions from Operating Activities	Equity in Earnings (Loss)	Distributions from Operating Activities
Loan investments	$2.0	$1.1	$3.0	$1.7
Equity investments
Stabilized / Comparable	(1.0)	1.9	(0.6)	—
Stabilized / Non-comparable	(8.9)	11.6	(6.6)	5.5
Lease ups	—	—	(2.7)	0.5

	(9.9)	13.5	(9.9)	6.0

Total	$(7.9)	$14.6	$(6.9)	$7.7

        Earnings from underlying loan investments decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron during April 2011. As a result, these BHMP CO-JVs did not have any interest income or only minor amounts for the year ended December 31, 2011. These BHMP CO-JVs had interest income of approximately $2.6 million for the year ended December 31, 2010.

        Equity in loss from stabilized/non-comparable investments increased for the year ended December 31, 2011 compared to the comparable period in 2010 as all remaining properties in lease up as of December 31, 2010 have moved from lease up to stabilized/non-comparable as of December 31, 2011 and subject to a full year of depreciation and amortization. While most of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $11.6 million during the year ended December 31, 2011.

        Equity in loss from equity investments in multifamily communities in lease up decreased for the year ended December 31, 2011 compared to the comparable period in 2010, primarily due to a decrease in the number of properties underlying our investments that were in lease up. There were no properties in lease up as of December 31, 2011. As of December 31, 2010, there were five investments classified as lease ups.

        Income (loss) from Discontinued Operations.    The income (loss) from discontinued operations relates to the Waterford Place BHMP CO-JV's disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV. Prior to April 1, 2011, the operations of the Waterford Place BHMP CO-JV were included in equity in loss of investments in unconsolidated real estate joint ventures. The Waterford Place community was sold on May 11, 2011. Accordingly, the Waterford Place community operations are classified as discontinued operations only for the period from April 1, 2011 to May 11, 2011. Additionally, as of December 31, 2011, we have classified Mariposa as held for sale and accordingly, have presented Mariposa's results of operations in discontinued operations for the years ended December 31, 2011 and 2010. There were no other property dispositions in 2011 or 2010.

        Net (Income) Loss Attributable to Noncontrolling Interests.    Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011 and the Waterford Place BHMP CO-JV effective April 1, 2011 and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities. In May 2011, one of these consolidated communities, the Waterford Place community, was sold. The operating results related to the third parties for the sold community are shown separately as discontinued operations. There were no noncontrolling interests in 2010.

        Due to the activity resulting from our investment program, for our operating periods through 2011, we have few comparable operating multifamily communities. Accordingly, same store reporting is currently not meaningful.

        We review our investments for impairments in accordance with GAAP. For the years ended December 31, 2011 and 2010, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

  Fiscal year ended December 31, 2010 as compared to fiscal year ended December 31, 2009

        Rental Revenues.    Rental revenues for the year ended December 31, 2010 were approximately $28.9 million, compared to $3.0 million for the year ended December 31, 2009. As noted above, the increase was due primarily to our acquisition activity during 2010.

        Property Operating and Real Estate Tax Expenses.    Property operating and real estate tax expenses for the year ended December 31, 2010 were approximately $12.7 million, compared to $1.1 million for the year ended December 31, 2009. As noted above, the increase was due primarily to our acquisition activity during 2010.

        Asset Management Fees.    Asset management fees for the years ended December 31, 2010 and 2009 were approximately $5.2 million and $2.1 million, respectively. These fees are generally based on the amount of our gross real estate investments, the time period in place and the asset management fee rate. Effective July 1, 2010, the asset management fee rate was decreased from an annual rate of 0.75% to 0.50%.

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

        Interest Expense.    Interest expense for the year ended December 31, 2010 was approximately $4.9 million compared to $0.1 million in 2009. The increase was due to increased borrowing related to permanent mortgages on our wholly owned multifamily communities and our credit facility. As of December 31, 2010, our mortgage loans payable were $93.4 million and the weighted average interest rate was approximately 4.78%. During the year ended December 31, 2009, we had only one mortgage loan payable of $51.3 million, which was outstanding for only a portion of the year. Also during 2010, we closed on a $150 million credit facility. During the year ended December 31, 2010, our borrowings under the credit facility ranged between no amount outstanding and $103.0 million ($64.0 million outstanding on December 31, 2010) with interest rates generally ranging between 2.3% and 2.6%. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $1.2 million during the year ended December 31, 2010. Interest expense for the year ended December 31, 2010 is net of interest capitalization of $0.9 million. Interest expense of $0.3 million was capitalized in 2009.

        Depreciation and Amortization.    Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $20.2 million and $2.1 million, respectively. Depreciation and amortization expense primarily includes depreciation of our wholly owned multifamily communities and amortization of acquired in-place leases. As noted above, the increase is due to our wholly owned real estate acquired during 2010. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, for the years ended December 31, 2010 and 2009 was approximately $1.4 million and $1.1 million, respectively. Our cash equivalent balance is primarily a function of the timing and degree of the proceeds raised from our Initial Public Offering and our expenditures for investment activities. Accordingly, our cash equivalent balances are subject to significant changes. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. In the current environment, these cash equivalents continue to have low earnings rates.

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

        A breakdown of our approximate equity in earnings by type of underlying investments is as follows (amounts in millions):

	For the Year Ended
	December 31, 2010		December 31, 2009
	Equity in Earnings (Loss)	Distributions from Operating Activities	Equity in Earnings (Loss)	Distributions from Operating Activities
Loan investments	$3.0	$1.7	$7.7	$1.0
Equity investments
Stabilized / Comparable	(0.6)	—	(0.6)	0.1
Stabilized / Non-comparable	(6.6)	5.5	(2.3)	0.2
Lease ups	(2.7)	0.5	(4.9)	2.2
Developments	—	—	(0.1)	2.2

	(9.9)	6.0	(7.9)	4.7

Total	$(6.9)	$7.7	$(0.2)	$5.7

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

        Income (loss) from Discontinued Operations.    As of December 31, 2011, we have classified Mariposa as held for sale and accordingly, have presented Mariposa's results of operations in discontinued operations for the years ended December 31, 2010 and 2009.

Cash Flow Analysis

        Similar to our discussion above related to "Results of Operations," many of our cash flow results are affected by our 2011 and 2010 acquisition activity and the transition of multifamily communities from lease up to stabilized operations. We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily communities but then once invested we expect a decline in our acquisition activity. Accordingly, our sources and uses of funds may not be comparable in future periods.

  Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

        Cash flows provided by operating activities for the year ended December 31, 2011 were $31.7 million as compared to cash flows provided by operating activities of $2.6 million for the same period in 2010. The increase in cash provided by operating activities is primarily due to the acquisitions, primarily consolidated acquisitions, and increased stabilized multifamily community activities noted above, including increased distributions from investments in unconsolidated real estate joint ventures. Distributions received from investments in unconsolidated real estate joint ventures in 2011 were $14.6 million, compared to $7.7 million in 2010. A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization. Our depreciation and amortization non-cash charges increased by $19.6 million in 2011 as compared to the same period in 2010. We expect that acquisition expenses and the other non-cash charges will continue to be significant determinates for net cash provided by operating activities.

        Cash flows used in investing activities for the year ended December 31, 2011 were $9.7 million compared to $461.2 million during the comparable period of 2010. The decline was due to sales of multifamily investments in 2011 and to fewer 2011 acquisitions with cash consideration as compared to 2010 as noted above. Providing a source of cash was the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netting proceeds of $50.6 million. Additionally, during December 2011, we sold joint venture interests in six of our multifamily communities resulting in net proceeds of $101.0 million. Although we do expect to continue to strategically dispose of other multifamily investments, we currently do not expect sales of this magnitude in the near term. There were no sales in the same period in 2010. The decline was also due to the acquisitions and other investments of $187.3 million of investments in unconsolidated real estate joint ventures in 2010 compared to only one acquisition and other investments of $32.1 million of investments in unconsolidated real estate joint ventures in 2011. As we are approaching the total commitment level for our BHMP Co-Investment Partner, we may have fewer investments in unconsolidated real estate joint ventures in future periods. During 2011, we began investing in mezzanine and land loans related to multifamily developments. For the year ended December 31, 2011, we advanced $22.4 million under such loans. Also providing a source of investing cash flow for the year ended December 31, 2011 were BHMP CO-JV and MW CO-JV distributions related to financings for Cyan/PDX, Skye 2905, 55 Hundred, Venue, Satori and The District of $14.6 million as compared to $7.7 million, and for the year ended December 31, 2010 from BHMP CO-JVs related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek which were returns of investments in unconsolidated real estate joint ventures.

        Cash flows provided by financing activities for the years ended December 31, 2011 and 2010 were $580.9 million and $433.7 million, respectively. For the year ended December 31, 2011, net proceeds from our Initial Public Offering were approximately $539.6 million, compared to $397.4 million for the comparable period in 2010. For the year ended December 31, 2011, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2010. In 2011, we received mortgage financing proceeds of $269.4 million and $15.8 million in mortgage financing proceeds during the same period of 2010. During 2011, the net activity on our credit facility resulted in a net pay down of $54.0 million, compared to a net advance of $64.0 million during 2010. We intend to use our credit facility as a part of our overall cash and debt management. During 2011, where we had increased proceeds from our Initial Public Offering, we reduced our credit facility outstanding balances.

        Distributions have increased as the number of shares of common stock outstanding increased as a result of our Initial Public Offering and DRIP. With the completion of our Initial Public Offering on September 2, 2011 and based on our current distribution policy, we expect our total distributions to stabilize. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.

        On March 19, 2012, our board of directors authorized distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6.0%. This reduction, if continued for the remainder of 2012, would reduce our distributions payable and preserve cash for other uses, including investments in multifamily communities.

  Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

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

        Cash flows used in investing activities for the year ended December 31, 2010 and 2009 were $461.2 million and $341.0 million, respectively. For the year ended December 31, 2010, we acquired seven wholly owned multifamily communities and invested in six new BHMP CO-JVs. In connection with one of our wholly owned acquisitions, we assumed debt financing of $26.8 million. For the year ended December 31, 2009, our primary investments were in three wholly owned multifamily community acquisitions, fulfilling our loan and equity fundings of our 15 BHMP CO-JV investments as well as funding for our wholly owned note receivable. As our Initial Public Offering continues until July 31, 2011 (although processing of subscriptions may continue through the last date we may legally accept subscriptions), we would expect to acquire additional multifamily communities, the amount dependent primarily on the final net offering proceeds. Providing a source of investing cash flow for the year ended December 31, 2010 were BHMP CO-JV distributions related to financings for eight BHMP CO-JVs which were returns of investments in unconsolidated real estate joint ventures of $101.5 million. These investments were initially funded entirely with cash, and during 2010, financing was obtained for the communities. During the comparable period in 2009, returns of investments in unconsolidated real estate joint ventures primarily related to reimbursements of excess capital contributions and non-operating cash flows.

        Cash flows provided by financing activities for the year ended December 31, 2010 and 2009 were $433.7 million and $394.5 million, respectively. For the year ended December 31, 2010, net proceeds from our Initial Public Offering were approximately $397.4 million, compared to $363.3 million for the comparable period in 2009. Additionally, financing proceeds increased due to obtaining additional draws from our credit facility as well as a financing for one of our wholly owned multifamily communities. For the year ended December 31, 2010, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the year ended December 31, 2009.

Liquidity and Capital Resources

        With the completion of our Initial Public Offering, the Company has cash and cash equivalents of $655.5 million as of December 31, 2011. We intend to deploy these funds for additional investments in multifamily communities, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with secured real estate financing, our credit facility, as well as other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies. Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions and investments.

        As discussed in more detail in the following sections, we have identified the following acquisition, development and financing uses of cash during the first quarter of 2012 (in millions):

Grand Reserve BHMP CO-JV investment	$26.2
Development program:
In place as of December 31, 2011	105.3
Subsequent to December 31, 2011	32.2

Total	$163.7

        Generally, cash needs for items other than our investments, including any related acquisition costs, include our operating expenses, general administrative expenses, and asset management fees. We expect to meet these requirements from the operations of our existing investments and anticipated new investments. Based on our current distribution levels and current redemption trends, our current operating cash flow is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances and on the returns from these anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. In addition, given the degree of our remaining proceeds and the competition for acquisition multifamily communities, there may be an extended period to deploy these funds in investments and to receive the income from such investments. During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of our redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments. During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments. These lower returns may affect our ability to make distributions or the amount actually disbursed. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

        We expect to utilize our cash flow from operating activities and our credit facility predominantly for the uses described above. Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

  Short-Term Liquidity

        Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility. As of December 31, 2011, our cash and cash equivalents balance was $655.5 million, compared to $52.6 million as of December 31, 2010. The increase is primarily due to the proceeds from our Initial Public Offering and our DRIP during 2011. For the year ended December 31, 2011, we received gross proceeds from our Initial Public Offering and our DRIP of approximately $638.0 million and cash proceeds from our sale of partial interests to the MW Co-Investment Partner of

$100.6 million.. For the year ended December 31, 2010, we received gross proceeds from our Initial Public Offering and our DRIP, of approximately $472.9 million.

        Our cash and cash equivalents are invested in bank demand deposits, bank certificates of deposit and money market accounts and a high grade money market fund. We manage our credit exposure by diversifying our investments over several financial institutions. However, because of the degree of our cash balances, a substantial portion of our cash holdings are in excess of U.S. federal insured limits.

        With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above. Cash flow from operating activities was $31.7 million for the year ended December 31, 2011 compared to $2.6 million for the comparable period in 2010. The increase is primarily due to (1) our 2010 investments producing a full period of operations in 2011, (2) new investments in 2011 and (3) a $4.6 million decrease in acquisition expenses in 2011 as compared to 2010. Also contributing to our increase in cash flow from operating activities is the conversion from equity accounting for most of our investments to consolidated accounting. We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed.

        With our positive cash flow from operating activities, we are able to fund our multifamily communities' operating costs, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses. Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are paid from lender escrows, which are either funded by us monthly, or from elective internal cash reserves. Further, we expect our operating cash flows to benefit from our new acquisitions in 2011, which are only included for a partial period for the year ended December 31, 2011 and accordingly, do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

        Because we evaluate the performance and returns of our investments loaded for all acquisition costs, including acquisition fees paid to our Advisor, we have and expect to primarily fund acquisition expenses from the remaining proceeds of our Initial Public Offering and property related debt financing. However, acquisition costs are a use of operating cash, and in accordance with GAAP, acquisition expenses are a deduction to cash flow from operating activities. Accordingly, as our acquisition activity continues, we expect our GAAP reported cash flow from operating activities to be affected by the magnitude of our acquisitions.

        We also expect to fund redemptions of our common stock pursuant to our share redemption program, the limitations of which are further described in Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds", from our cash balances, cash flow from operating activities and the other sources noted in our discussion of short-term and long-term liquidity. For the year ended December 31, 2011, redemptions increased to $17.8 million compared to $16.0 million in the comparable period in 2010.

        Further, our board approved redemptions of $15.7 million payable prior to March 31, 2012. This compares to $5.3 million paid in the first quarter of 2011. If this trend continues, we will have to reserve additional cash for redemptions, which could reduce the amount available for new investments.

        We intend to use the $150 million credit facility to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10 million. The total borrowings we are eligible to draw depends upon the value of the collateral we have pledged. As of December 31, 2011, we may additionally draw approximately $118.0 million. Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	December 31, 2011		For the Year Ended December 31, 2011
	Balance Outstanding	Average Rate(a)	Average Balance Outstanding(b)	Average Rate(a)	Maximum Balance Outstanding
Borrowings	$10.0	2.4%	$57.7	2.3%	$113.0

(a)
The average rate is based on month-end rates for the period.

(b)
The range of our outstanding balances was $10.0 million to $113.0 million. The balances fluctuate due to the timing and magnitude of investment acquisitions and cash balances primarily related to the gross proceeds raised in our Initial Public Offering.

  Long-Term Liquidity, Acquisitions, Dispositions and Property Financing

        Our primary funding source for investments is the remaining proceeds we received from our Initial Public Offering, joint venture arrangements, debt financings and dispositions. Our Initial Public Offering terminated on September 2, 2011, with gross and net proceeds from our Initial Public Offering of $1.46 billion and $1.30 billion, respectively. Now that our Initial Public Offering is closed, we are dependent on the short-term and long-term liquidity sources discussed in this section.

        As discussed above, we have $655.5 million of cash and cash equivalents as of December 31, 2011 and we expect to use a substantial portion of these funds for additional investments in multifamily communities and to refinance existing mortgage and construction financings. The actual amount invested will depend on the extent we are able to supplement these funds with other long term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses.

        We may make equity or debt acquisitions in individual multifamily communities, portfolios or mergers with other real estate companies. The advantage of portfolio or merger acquisitions is that larger amounts can be deployed more quickly.

        We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, such as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners. As of December 31, 2011, approximately $6.9 million of PGGM's $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment may be increased. PGGM is an investment vehicle for Dutch pension funds. We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations. As of December 31, 2011, we do not have any firm commitments from other entities.

        As of December 31, 2011, if the remaining BHMP Co-Investment Partner's funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $8.5 million. We anticipate using the remaining proceeds of the primary portion of our Initial Public Offering and other sources described in this section to fund any amounts required. As of December 31, 2011, other than the developments described above, we do not have any firm commitments to fund any other Co-Investment Ventures.

        As of December 31, 2011, we have three wholly owned debt investments and two debt investments through BHMP CO-JVs. The full amount of the commitment has been funded for each of these debt investments. Other than as discussed below under "Contractual Obligations" related to the Grand Reserve Property Entity, we believe each of the borrowers are in compliance with our debt agreements.

        As of December 31, 2011, we and our BHMP CO-Investment Partner have six equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $35.0 million to Property Entities as of December 31, 2011. These Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of December 31, 2011, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture partner may have to fund any deficiency. Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

        For each equity investment, we will also evaluate the use of new or existing debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the Co-Investment Venture level or at the Property Entity level, where there are unaffiliated third party partners. As a part of the BHMP CO-JV and MW CO-JV governing agreements, the BHMP CO-JVs and MW CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the Co-Investment Venture's property fair values unless the Co-Investment Partner approves a greater leverage rate. Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.

        If property debt is used on wholly owned properties (referred to as company level debt), we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt, which includes Property Entity level debt, is also secured by the property, including rents and leases, has been obtained in the forms of construction financings and permanent mortgages. Co-Investment Venture level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgage loans payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We will generally seek non-recourse financing, particularly for stabilized communities. As of December 31, 2011, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

        In relation to historical averages, favorable financing terms are currently available for high quality multifamily communities. As of December 31, 2011, the weighted average interest rate on our company level communities fixed interest rate financings was 4.3%. As of December 31, 2011, the weighted average interest rate on Co-Investment Venture level fixed interest rate financings was 4.2%. During the year ended December 31, 2011, three Co-Investment Ventures closed on new mortgage financings totaling $81.0 million, at a weighted average interest rate of 4.3%. As of December 31, 2011, the total carrying amount of debt, including debt classified as held for sale and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at December 31, 2011 was 0.30%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share(a)
Company Level
Permanent mortgages—fixed interest rates(b)	$46.1	4.32%	2017 to 2018	$46.1
Permanent mortgages—variable interest rates	24.0	Monthly LIBOR + 2.45%	2014(d)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0

Total Company Level	80.1			80.1

Co-Investment Venture Level—Consolidated:
Permanent mortgages—fixed interest rates	683.5	4.18%	2013 to 2019(d)	373.3
Permanent mortgages—variable interest rate	93.9	Monthy LIBOR + 3.64%	2013(d)	37.3
Construction loan—variable interest rate(c)	69.1	Monthy LIBOR + 2.75%	2013	29.6

	846.5			440.2

Plus: Unamortized premium adjustments
from business combinations	13.7

Total Co-Investment Venture Level—Consolidated	860.2

Co-Investment Venture Level—Unconsolidated:
Construction loan—variable interest rate(c)	37.1	Monthy LIBOR + 2.75%	2012(d)	15.3

Total Co-Investment Venture Level—Unconsolidated	37.1			15.3

Total All Levels	$977.4			$535.6

(a)
Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our share of contributed capital, as applicable. Actual cash distributions may be at different percentages or may vary over time.

(b)
Includes a $15.8 million loan classified within "Liabilities related to assets held for sale" on the consolidated balance sheet.

(c)
This loan was originated during the construction phase of the multifamily community. The multifamily community is now operating and stabilized.

(d)
Includes loan(s) with one or two-year extension options for a fee of generally 25 basis points.

        Certain of these debts contain covenants requiring the maintenance of certain operating performance levels. As of December 31, 2011, we believe the respective borrowers were in compliance with these covenants. The above table excludes inter entity debts owed to Co-Investment Ventures or us and does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

        Contractual principal payments for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Unconsolidated Co-Investment Venture Level	Our Share
2012	$—	$3.3	$37.1	$17.1
2013	$—	$211.9	$—	$92.9
2014	$24.0	$3.3	$—	$25.8
2015	$0.2	$80.6	$—	$44.5
2016	$0.6	$164.7	$—	$91.1
2017 and Thereafter	$55.3	$382.7	$—	$264.2

        We would expect to refinance these borrowings at or prior to their respective maturity dates. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such additional capital contributions.

        Although the Property Entity construction loans payable are not our direct responsibility, these construction loans payable will require permanent financing at their maturity dates, including any extension options. In obtaining permanent financing, we, the Co-Investment Venture, or Property Entity may be required to pay off or partially pay down the construction loans payable. During 2009, 2010, and 2011, the Co-Investment Ventures made additional equity investments in six multifamily communities to retire or partially pay down other construction loans. Our share of these loan payments was approximately $72.8 million. Generally, the instances where the entire loans were paid off were due to situations where the Co-Investment Venture was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the Co-Investment Venture acquired less than 100% of the ownership in a community or the Co-Investment Venture was seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involves different lenders and third party owners, we, the Co-Investment Ventures, or Property Entities may decide to make additional investments in the remaining two multifamily communities which have construction loans. Our share of any financing pay downs for the other Property Entities could also be significant and we would expect to use the remaining proceeds from our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

        GSEs have been an important financing source for multifamily communities. Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations. As of December 31, 2011, approximately 55% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. However, beginning in 2010, other loan providers, primarily insurance companies and to a lesser extent banks, have been a greater source for multifamily community financing, and we expect this trend to continue. Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

        Additional sources of long term liquidity may be increased leverage on our existing investments. As of December 31, 2011, the leverage on our portfolio, as measured by GAAP cost, was approximately

48%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%. In addition, as of December 31, 2011, two of our Co-Investment Ventures have multifamily communities with total carrying values of approximately $77.1 million that are not encumbered by any secured debt.

        We also evaluate existing financing terms in light of current market terms. If more favorable terms can be obtained, considering prepayment costs and availability and other costs of refinancing, we may also prepay existing debt. Beginning in September 2010, we, BHMP CO-JVs or Property Entities have refinanced three loans payable, replacing one fixed rate mortgage loan that was at a 6.17% interest rate with a new mortgage loan at 3.79%. The other two refinancings involved replacing floating construction loans with long term mortgage loans. As market interest rates for operating, high quality multifamily communities are at favorable long term interest rates, we may be able to replace higher interest rate debt. If similar opportunities become available, we expect to use the remaining proceeds from our Initial Public Offering and other sources described in this section to fund our portion of any such refinancing.

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

        Other potential future sources of capital may include proceeds from arrangements with other joint venture owners, proceeds from the sale of our investments, if and when they are sold, and undistributed cash flow from operating activities. We may also sell our debt or equity securities. We anticipate that within four to six years after the termination of our Initial Public Offering we will begin the process of either listing our common stock on a national securities exchange or liquidating our assets, depending on the then current market conditions.

        Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects. We may also use sales proceeds for other uses, including distributions on our common stock. Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements were required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements. We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.

        Our development program includes both equity and loan investments. Equity investments are structured on our own account or with Co-Investment Partners. Loan investments include mezzanine loans and land loans. Most of the land loans include options to convert into equity at our option. The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development program as of December 31, 2011 (amounts in millions):

Equity Investments

Community	Location	Type	Units	Costs Incurred	Total Estimated Costs	Our Share of Total Estimated Costs	Estimated Completion Date	Effective Ownership(a)
7 Rio(b)	Austin, TX	Co-Investment Venture	221	$6.1	$53.7	$53.7	3rd Quarter 2014	90%
Allegro Phase II	Addison, TX	Wholly owned	121	1.7	16.1	16.1	3rd Quarter 2013	100%
Renaissance Phase II	Concord, CA	BHMP CO-JV	163	7.9	35.5	19.5	3rd Quarter 2014	55%

			505	$15.7	$105.3	$89.3

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.

(b)
If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based the development achieving certain total returns.

Loan Investments

Community	Location	Type	Units	Total Commitment	Amounts Advanced at December 31, 2011	Fixed Interest Rate	Maturity Date	Effective Ownership(a)
Brookhaven(b)	Atlanta, GA	Land loan option	295	$4.2	$4.2	10%	August 2012	100%
Pacifica(c)	Costa Mesa, CA	Land loan option	113	4.9	4.9	10%	October 2012	100%
The Domain	Houston, TX	Mezzanine loan	320	10.5	9.1	14%	April 2014	100%

			728	$19.6	18.2

(a)
Effective ownership represents our current ownership percent in the mezzanine or land loan.

(b)
Subsequent to year end we elected not to convert our land loan into an equity investment. Accordingly, the amount for total commitment represents the amount funded.

(c)
Our option period to convert our land loan to an equity investment expires April 1, 2012. If we elect to convert to an equity investment, we anticipate that we will be responsible for funding all of the development costs and the Co-Investment Partner will be entitled to back end interests based on the development achieving certain total returns.

        As of December 31, 2011, for the developments in which we currently have an equity interest, we have started initial development activities. However, we have only entered into significant commitments for Allegro Phase II. We expect to enter into construction contracts for 7 Rio in the first half of 2012 and Renaissance Phase II in the second half of 2012.

        Subsequent to December 31, 2011, we acquired land, plans and other predevelopment assets for a development in Delray, Florida for a cash price of $7.6 million. The development is a planned 180 unit multifamily community with a total estimated cost of $32.2 million. We expect to enter into construction contracts in the first half of 2012. We intend to utilize existing cash balances, our credit facility, or a construction loan to finance our share of the development costs.

        Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition. As of December 31, 2011, the remaining amounts of deferred maintenance for these recent acquisitions is not significant. For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of December 31, 2011, neither we nor any of the Co-Investment Ventures have any other significant commitments for property capital expenditures for operating multifamily communities.

        In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve multifamily community. In the settlement, the BHMP CO-JV agreed to acquire the Grand Reserve multifamily community by assuming the existing construction loan of $26.2 million and other standard operating liabilities and receiving $0.3 million in cash and all other standard operating assets of the multifamily community. Simultaneous with the settlement closing, the BHMP CO-JV paid off the construction loan. We contributed the full amount of the payoff in exchange for an additional 32.5% interest in the BHMP CO-JV.

Distributions

        The distributions funded with cash for the years ended December 31, 2011 and 2010 were approximately $35.6 million and $25.1 million, respectively. Distributions funded through the issuance of shares under our DRIP for the years ended December 31, 2011 and 2010 were approximately $44.1 million and $28.2 million, respectively. For the years ended December 31, 2011 and 2010, cash flow from operating activities was approximately $31.7 million and $2.6 million, respectively. For the years ended December 31, 2011 and 2010, distributions to stockholders funded with cash exceeded cash flow from operating activities by $3.9 million and $22.5 million, respectively. During 2011, our cash distributions in excess of our cash flow from operations were funded from our available cash. The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions. We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million. In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million. In December 2011, we sold partial interests in multifamily communities to the MW Co-Investment Partner, realizing cash proceeds of $101.0 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million. During 2010, the primary source for our distributions in excess of our cash flow from operations was the proceeds from our Initial Public Offering. For more information about our distributions, our distribution policy, and the reduction in our distribution rate beginning in April 2012 see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Distributions" of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures. As of December 31, 2011, we had one investment in an unconsolidated joint venture, Veritas, which was made through the Veritas BHMP CO-JV. While we consolidate the Veritas BHMP CO-JV, the investment in the Veritas Project Entity is recorded on the equity basis of accounting. This investment is not a variable interest entity and is not consolidated because the Veritas BHMP CO-JV's ownership interest in the Veritas Property Entity is as a limited partner, and we or the BHMP CO-JV do not control the Veritas Property Entity. See the "Critical Accounting Policies and Estimates" section above for additional discussions of our consolidation policies and critical assumptions.

        As of December 31, 2011, the Veritas BHMP CO-JV has a mortgage loan investment outstanding in the Property Entity of $21.0 million. The Veritas Property Entity and its affiliates have provided the Veritas BHMP CO-JV with collateral interests in the underlying property, improvements, and their interests in the Veritas Property Entity. The Veritas Property Entity has also obtained additional financing that is senior to the Veritas BHMP CO-JV mezzanine loan investment and its equity investment. The senior loan is secured by the Veritas multifamily community. We or the Veritas BHMP CO-JV have no contractual obligations on this senior level financing obtained by the Property Entity. In prior years, other BHMP CO-JVs had other mezzanine loan or unconsolidated equity investments but during 2011 all of these other investments are now reported on the consolidated basis of accounting. See "Results of Operations—Fiscal year ended December 31, 2010 as compared to December 31, 2009" for discussions related to these investments.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        We have contractual obligations related to our mortgage loan payables, credit facility, development program and capital expenditures and maintenance of our multifamily communities. The following table summarizes our primary contractual obligations as of December 31, 2011 (amounts in millions):

	Total	2012	2013	2014	2015	2016	Thereafter
Mortgage loans
Principal payments	$916.6	$3.3	$211.9	$27.3	$80.8	$165.3	$428.0
Interest expense	170.7	36.3	35.7	27.7	25.0	21.9	24.1

	1,087.3	39.6	247.6	55.0	105.8	187.2	452.1
Credit Facility(a)
Principal payments	10.0	—	—	—	—	—	10.0
Interest expense and fees	14.1	2.7	2.7	2.7	2.7	2.7	0.6

	24.1	2.7	2.7	2.7	2.7	2.7	10.6
Obligations related to developments	0.2	0.2	—	—	—	—	—
Capital expenditures related to multifamily communities	0.8	0.8	—	—	—	—	—

Total	$1,112.4	$43.3	$250.3	$57.7	$108.5	$189.9	$462.7

(a)
The principal amounts provided for our credit facility are based on amounts outstanding as of December 31, 2011, which are currently not due until final maturity of the credit facility. We expect to increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of December 31, 2011 under the credit facility. Amounts are included through the current stated maturity date of April 2017.

        Substantially all of our Co-Investment Ventures include buy/sell provisions. These provisions apply to all BHMP CO-JVs and MW CO-JVs as well as our 7 Rio Co-Investment Venture. They also apply to most BHMP CO-JVs and their respective Property Entities. Under these provisions and during specific periods, a Co-Investment Partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2011, no such offers are outstanding.

        The Bailey's Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey's Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011. As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner's invested capital as of December 31, 2011 is approximately $11.8 million. Our approximate share is $6.5 million. The 7 Rio Co-Investment Venture contains provisions where it is probable that the noncontrolling interest will be redeemed at its stated amount of $0.4 million if the development achieves certain milestones primarily related to approved budgets at less than the maximum amounts.

        In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement and acquired the Grand Reserve multifamily community. See further discussion above under "Long-Term Liquidity, Acquisitions, Dispositions and Property Financing."

        For each equity investment made by us or by the applicable Co-Investment Venture or Property Entity, we will evaluate requirements for capital expenditures. As of December 31, 2011, our consolidated multifamily communities have commitments for capital expenditures of $0.8 million, primarily related to recurring upgrades of multifamily units. Subsequent to December 31, 2011, we have entered into a $12.0 million construction contract with a general contractor to construct Allegro II. These construction costs are expected to be paid beginning in 2012 through the completion of the development. Additionally, we have contractual commitments for other development costs of $0.2 million for our development projects which we expect to pay in 2012.

        The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement. We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2011 and 2010, we have approximately $16.7 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State's redevelopment agencies. We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.

        Our board of directors has authorized a share redemption program. During the year ended December 31, 2011, our board of directors approved redemptions for approximately 2.0 million shares of common stock for approximately $17.8 million. During the year ended December 31, 2010, our board of directors approved redemptions for approximately 1.8 million shares of common stock for approximately $16.0 million. We have funded and intend to continue funding these redemptions from cash flow from operating activities, the remaining proceeds from our Initial Public Offering, and the other sources identified above. For more information about our share redemption program, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Redemption Program" of this Annual Report on Form 10-K.

        On March 28, 2012, we sold the Mariposa Lofts Apartments to a third party purchaser for $40 million. The purchaser assumed $16 million mortgage note payable. As of December 31, 2011, the net carrying value of the multifamily community is $26 million. We received cash of approximately $24 million and reported a gain on sale of approximately $14 million.

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

        Funds from operations ("FFO") is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined as of December 31, 2011 by the National Association of Real Estate Investment Trusts ("NAREIT") to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset. Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures' portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

        Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. In addition, real estate companies that are experiencing significant acquisition activity, particularly during their initial life cycle, have not reached sustainable operations and are significantly affected by acquisition activity. While other start-up entities may also experience significant acquisition activity, other industries' acquisitions tend to be more asset focused. Under GAAP, most acquisition costs related to acquisitions of a controlling interest in real estate are expensed, while asset acquisition costs or costs related to investments in non-controlling interests are capitalized.

        Accordingly, in addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") as defined as of December 31, 2011 by the Investment Program Association

("IPA"). The IPA's Guideline 2010-01, "Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations" defines MFFO as FFO further adjusted for the following items:

  (1)
  acquisition fees and expenses;

  (2)
  straight line rent amounts, both income and expense;

  (3)
  amortization of above or below market intangible lease assets and liabilities;

  (4)
  amortization of discounts and premiums on debt investments;

  (5)
  gains or losses from the early extinguishment of debt;

  (6)
  gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

  (7)
  gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

  (8)
  gains or losses related to consolidation from, or deconsolidation to, equity accounting;

  (9)
  gains or losses related to contingent purchase price adjustments; and

  (10)
  adjustments related to the above items for unconsolidated entities in the application of equity accounting.

        In October 2011, NAREIT clarified its definition of FFO to exclude impairment charges related to depreciable property and investments in unconsolidated real estate partnerships and joint ventures. Although IPA has not formally modified its definition of MFFO, with this clarification, we have deleted impairment charges as an adjustment to MFFO. As we have not recognized any impairment charges, this change in definition has not affected our historical reporting of FFO or MFFO.

        We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Although MFFO includes other adjustments, the exclusion of acquisition expense and other adjustments related to business combinations are generally the most significant adjustments to us at the present time, as we are currently in our acquisition stage. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition or business combination activity and to compare our operating performance to other real estate companies that are not incurring acquisition expenses.

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

        Many of these adjustments are similar to adjustments required by SEC rules for the presentation of proforma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. However, investors are cautioned that neither FFO nor MFFO is a pro forma measurement.

        By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our acquisition stage is completed. We also believe MFFO is a recognized measure of sustainable operating performance by the real estate industry. MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments. However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders' equity during the periods in which properties are acquired.

        FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash, an expense in the determination of our GAAP net income, and a use of our cash flow from operating activities. Additionally, the exclusion of impairments limits the usefulness of FFO and MFFO as historical operating performance measures for a company such are ours where the disclosed value of a share of common stock is an estimated value, and there is no net assets value determination during the offering stage and for a period thereafter. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO. Investors are therefore cautioned that we may not recover any impairment charges. MFFO also excludes rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results and any fair value losses may not be recoverable from future operations. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

        The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common stockholders	$98.6	$(34.6)	$(8.3)
Real estate depreciation and amortization, net of noncontrolling interests(a)	56.1	43.1	7.6
Gain on sale of joint venture interests(b)	(5.7)	—	—

FFO attributable to common stockholders	149.0	8.5	(0.7)
Gain on revaluation of equity on a business combination(c)	(121.9)	(2.7)	—
Gain on early extinguishment of debt	—	(0.1)	—
Acquisition expenses, net of noncontrolling interests(d)	6.3	12.1	5.0
Straight-line rents, net of noncontrolling interests	0.8	0.9	0.3

MFFO attributable to common stockholders	$34.2	$18.7	$4.6

GAAP weighted average common shares(e)	138.1	83.5	32.5

Net income (loss) per common share	$0.71	$(0.41)	$(0.26)

FFO per common share	$1.08	$0.10	$(0.02)

MFFO per common share	$0.25	$0.22	$0.14

(a)
The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated Co-Investment Venture depreciation and amortization, which is included in earnings of unconsolidated real estate joint venture investments.

(b)
As provided in our definition of FFO, we excluded in our computation of FFO above the $5.7 million gain from the sale of our partial interests in six multifamily communities to the MW CO-JV in December 2011. In conjunction with this transaction, we realized cash proceeds of $100.6 million and an increase to paid-in capital of $39.6 million.

(c)
As provided in our definition of MFFO, we excluded in our computation of MFFO above the $121.9 million gain on revaluation of equity on business combinations in 2011. In May 2011, the primary asset acquired in a business combination, the Waterford Place multifamily community, was sold, providing proceeds, net of the assumption of the related mortgage loan and settle of other net assets, liabilities and noncontrolling interest, of approximately $27.8 million and a gain on revaluation of equity of $18.1 million. Additionally, in December 2011, the business combinations of our investments in the BHMP CO-JVs and MW CO-JVs resulted in an aggregate gain of approximately $103.8 million. The gain was primarily a function of the recognition of recording the assets of the multifamily communities at their fair value on December 1, 2011.

(d)
Acquisition expenses include our share of expenses incurred by us, less amounts attributable to noncontrolling interests, and our unconsolidated investments in real estate joint ventures, including amounts incurred with our Advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with GAAP.

(e)
During the year ended December 31, 2011, GAAP weighted average common shares were 138.1 million resulting in an increase of 65% from the comparable period of 2010. The increases are due to increases in number of shares sold under our Initial Public Offering during 2011.

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

New Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board (the "FASB") issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

        In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards ("IFRS"). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our consolidated financial statements or disclosures.

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

        As of December 31, 2011, we had approximately $743.3 million of outstanding consolidated mortgage debt, including mortgage debt included in liabilities related to assets held for sale, at a weighted average fixed interest rate of approximately 4.2%, $187.0 million of variable rate consolidated mortgage debt on our at a variable interest rate of monthly LIBOR plus 3.2%, and the outstanding amount under our credit facility was $10.0 million as of December 31, 2011, with a weighted average of monthly LIBOR plus 2.08%. As of December 31, 2011, we have five consolidated note receivables with a carrying value of approximately $45.2 million and a weighted average fixed interest rate of 12.2%.

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

        Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As of December 31, 2011, we did not have any loans receivable or real estate-related securities with variable interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2011 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(3.0)	$(2.0)	$(1.0)
Cash investments	9.8	6.6	3.3

Total	$6.8	$4.6	$2.3

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

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2011.

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

Item 9.    Change in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Adoption of Amended and Restated Valuation Policy

        On March 19, 2012, our board of directors adopted the Second Amended and Restated Policy for Estimation of Common Stock Value (the "Amended and Restated Valuation Policy") to be effective immediately. At the same time, our board of directors approved certain amendments to our share redemption program and DRIP. These amendments are intended to simplify and clarify the manner in which our estimated value per share, and the related pricing under our share redemption program and DRIP, may be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustments.

        Under the Amended and Restated Valuation Policy, if we make a specially designated distribution to stockholders, the estimated value per share will be reduced by the per share amount of such specially designated distribution, and we will provide the estimated value per share as adjusted in a current report on Form 8-K or any other appropriate public filing with the SEC.

        In all other material respects, the terms of our valuation policy will remain unchanged. The information set forth herein with respect to the Amended and Restated Valuation Policy does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Valuation Policy, which is being filed as Exhibit 99.1 and is incorporated into this report by reference.

Adoption of Amended and Restated Distribution Reinvestment Plan

        On March 19, 2012, our board of directors adopted the Third Amended and Restated Distribution Reinvestment Plan (the "Amended and Restated DRIP"). At the same time, our board of directors approved certain amendments to our valuation policy. These amendments are intended to simplify and clarify the manner in which our estimated value per share, and the related pricing under our DRIP, may be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustments. We expect that the Amended and Restated DRIP will be effective no later than April 27, 2012 upon giving participants the requested notice under the current plan.

        Under the Amended and Restated DRIP, prior to the termination of our DRIP offering of shares currently registered with the SEC (File No. 333-148414), shares under the plan will be priced at: (1) prior to the first the valuation of our shares of common stock conducted by our board of directors or a committee thereof (as opposed to a valuation that is based solely on the offering price of securities in the most recent offering) (the "Initial Board Valuation") under our valuation policy, 95% of the current estimated value per share (the "Valuation") as determined in accordance with the valuation policy; or (2) on or after the Initial Board Valuation, 100% of the current Valuation.

        In all other material respects, the terms of our DRIP will remain unchanged. The information set forth herein with respect to the Amended and Restated DRIP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated DRIP, which is being filed as Exhibit 4.4 and is incorporated into this report by reference.

Adoption of Second Amended and Restated Share Redemption Program

        On March 19, 2012, our board of directors adopted the Second Amended and Restated Share Redemption Program. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Redemption Program" of this Annual Report on Form 10-K.

Letter Agreement with Advisor

        On March 19, 2012, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended December 31, 2011, resulting in a waiver of approximately $140,000.

        The information set forth above with respect to the letter agreements does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreements, which are filed as Exhibit 10.9 hereto and are incorporated into this report by reference.

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

        Robert M. Behringer, 63, is our Chairman of the Board and a director. Mr. Behringer is also the founder, sole manager and Chairman of Behringer Harvard Holdings, the indirect parent company of our Advisor. Mr. Behringer also serves as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I"), Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II"), all publicly registered real estate investment trusts. In addition to overseeing various real estate transactions, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Behringer has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund"), a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had an asset value of approximately $174 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension funds advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization and through December 31, 2011, Mr. Behringer's experience includes over 170 properties, with over 40 million square feet of office, retail, industrial, apartment, hotel and recreational properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

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

        Robert S. Aisner, 65, is our Chief Executive Officer and also serves as one of our directors. In addition, Mr. Aisner serves as Chief Executive Officer of our Advisor and our property manager. In addition, Mr. Aisner serves as President, Chief Executive Officer and a director of Behringer Harvard REIT I, as a director and Vice Chairman of the Board of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II and as Chairman of the Board of Behringer Harvard Multifamily REIT II, Inc. ("Behringer Harvard Multifamily REIT II") (as of the date of this Annual Report on Form 10-K, its initial registration statement has been filed, but not yet declared effective). Mr. Aisner is also Chief Executive Officer and President of Behringer Harvard Holdings, the indirect parent company of our Advisor. Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct to the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT II, he has an understanding of the requirements of serving on a public company board.

        Sami S. Abbasi, 46, has served as one of our independent directors since November 2006. Since November 2011, Mr. Abbasi has served as Chief Executive Officer and Director of American Pathology Partners, Inc., a laboratory services and cancer diagnostics company. From January 2007 until September 2011, Mr. Abbasi served as Chairman and Chief Executive Officer of National Surgical Care, Inc., which owns, develops, and operates surgical facilities in partnership with physicians and healthcare systems, since January 2007. From November 2004 to November 2006, Mr. Abbasi served as President and Chief Executive Officer of Radiologix, Inc., a provider of diagnostic imaging services, which was acquired by RadNet, Inc., formerly known as Primedex Health Systems, Inc., in November 2006. From February 2005 until November 2006, Mr. Abbasi served as a director of Radiologix. Mr. Abbasi served as Executive Vice President and Chief Operating Officer of Radiologix from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer of Radiologix from December 2000 until March 2004. Radiologix was a leading national provider of diagnostic imaging services and was listed on the American Stock Exchange until its November 2006 acquisition by Primedex. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, Mr. Abbasi was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi serves on the board of directors and the audit committee for American CareSource Holdings, Inc. Mr. Abbasi received his Masters of Business Administration from the University of Rochester and his Bachelor of Arts, magna cum laude, in Economics from the University of Pennsylvania.

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

        Roger D. Bowler, 67, has served as one of our independent directors since November 2006. Mr. Bowler served in various capacities at Embrey Partners, Ltd. ("Embrey"), a San Antonio, Texas based multifamily development and management company, from 1981 through 2006. From 1991 through 2006, Mr. Bowler served as Executive Vice President for Embrey and was responsible for corporate operations, as well as project feasibility, financing, and sales. Prior to his employment at Embrey, Mr. Bowler established and managed a corporate planning group for a Midwest bank holding company. Mr. Bowler also served as the Senior Financial Officer for a Houston retail and office developer. Mr. Bowler earned a Bachelor's degree in Accounting and a Masters of Business Administration in finance from Michigan State University. From 1984 through 2006, Mr. Bowler served on the Advisory Board of Directors for the JP Morgan Chase Bank of San Antonio. Mr. Bowler currently serves on the Board of Directors for the Marathon Title Insurance Company and American

Village Communities, Inc. of Fairfax, Virginia. Mr. Bowler was a member of the National Housing Council prior to his retirement from Embrey.

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

        Jonathan L. Kempner, 61, has served as one of our independent directors since November 2008. In October 2009, Mr. Kempner became the President of Tiger 21, LLC, a peer-to-peer learning group for high-net-worth investors. Prior to this, Mr. Kempner was President and Chief Executive Officer of the Mortgage Bankers Association ("MBA") from April 2001 to December 2008. MBA is the national association representing the real estate finance industry with over 2,400 member companies, including mortgage companies, mortgage brokers, commercial banks, thrifts life insurance companies and others in the mortgage lending field. In addition, Mr. Kempner served on MBA's Board of Directors (ex officio) and on the board of its business development affiliate, Lender Technologies Corp.

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

        E. Alan Patton, 49, has served as one of our independent directors since November 2006. Since January 2011, Mr. Patton has been a Senior Vice President of Hines Interests Limited Partnership, an international real estate firm, where his main focus is to expand the firm's multifamily development activity throughout the United States with involvement in site sourcing, product design, development and capital raising and financing. From 1998 to January 2011, Mr. Patton served as President of The Morgan Group, Inc., a multifamily development and management company, and was responsible for its day-to-day operations. From 1990 to 1998, Mr. Patton was the Managing Director of the Chase Bank of Texas Realty Advisory Group (formerly known as Texas Commerce Realty Advisors). During his eight-year tenure at Chase Bank, Mr. Patton developed and managed Chase's Real Estate Mezzanine Financing product, worked in the Real Estate Workout/Restructuring Group and the Commercial Real Estate Lending Group.

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

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Robert J. Chapman, 64, is our President, President of our Advisor, our property manager and an Executive Vice President of Behringer Harvard Holdings, our sponsor. Prior to joining Behringer Harvard in September 2007, Mr. Chapman was Executive Vice President and Chief Financial Officer of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, from December 1997 to August 2007. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. Mr. Chapman also served as a non-employee board member and the audit committee chairman of Behringer Harvard Opportunity REIT I from March 2005 to August 2007. From 1994 to 1997, Mr. Chapman was Managing Director of Heitman Capital Management Corporation. Mr. Chapman served as Managing Director and Chief Financial Officer of JMB Institutional Realty Corporation in 1994 and as Managing Director and Chief Financial Officer of JMB Realty Corporation, where he was employed from 1976 to 1994. From 1972 to 1976, Mr. Chapman was associated with KPMG LLP. Mr. Chapman received a B.B.A. in Accounting in 1970 and an M.B.A. in Finance in 1971 from the University of Cincinnati. Mr. Chapman is a CPA and, when previously affiliated with a broker-dealer, was a FINRA Registered Representative. Mr. Chapman is, or has been, a member of the Association of Foreign Investors in Real Estate, the Mortgage Bankers Association, the National Association of Real Estate Investment Trusts, the National Multi Housing Council, Pension Real Estate Association, the Real Estate Investment Advisory Council, the Urban Land Institute, the International Council of Shopping Centers, the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. Chapman has served as a Board Member of the National Association of Real Estate Companies and the Real Estate Advisory Council of the University of Cincinnati and is currently an adjunct professor of real estate finance at DePaul University in Chicago.

        Mark T. Alfieri, 50, is our Chief Operating Officer and Chief Operating Officer of our Advisor. Mr. Alfieri also serves as Chief Executive Officer and Chief Operating Officer of Behringer Harvard Multifamily REIT II, as well as Executive Vice President and Chief Operating Officer of that entity's advisor and property manager. Prior to joining Behringer Harvard in May 2006, from January 1999 to April 2006 Mr. Alfieri was Senior Vice President of AMLI Residential Properties Trust, formerly a New

York Stock Exchange-listed REIT, where he directed investment activities for the Southwest region. During his seven-year tenure at AMLI Residential Properties Trust, Mr. Alfieri consummated over $1.4 billion in multifamily transactions. From 2000 to 2006, Mr. Alfieri was a member of CEC, AMLI's senior executive committee. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1991 until 1998, Mr. Alfieri was president and Chief Executive Officer of Revest Group, Inc., a regional full service investment company. Revest was engaged in the acquisition and development of multifamily and commercial properties as a sponsor/general partner on behalf of international and domestic private investors. Mr. Alfieri also was president and Chief Executive Officer of Revest Management Services. Revest Management Services fee managed office, ministorage and multifamily properties. Mr. Alfieri graduated from Texas A&M with a Bachelor of Business Administration degree in Marketing. Mr. Alfieri is a licensed Real Estate Broker in the State of Texas. Mr. Alfieri served on the Board of Directors of the National Multi Housing Council from 2002 to 2004 and is currently a member of the National Multi Housing Council.

        Gerald J. Reihsen, III, 53, is our Executive Vice President—Corporate Development & Legal and Assistant Secretary. Mr. Reihsen also serves in these and similar executive capacities with other entities affiliated with Behringer Harvard Holdings. Mr. Reihsen is also President of Behringer Securities LP.

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

        Gary S. Bresky, 45, is our Executive Vice President. Mr. Bresky has also served in this and similar executive capacities with other entities affiliated with Behringer Harvard Holdings.

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

        Howard S. Garfield, 54, is our Chief Financial Officer, Chief Accounting Officer and Treasurer. In addition, Mr. Garfield serves as Chief Financial Officer, Chief Accounting Officer and Treasurer of our Advisor and our property manager. Mr. Garfield also serves as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Behringer Harvard Multifamily REIT II and its advisor and property manager. Prior to joining Behringer Harvard in February 2009, from April 2008 to February 2009, Mr. Garfield was Senior Vice President—Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

        M. Jason Mattox, 36, is our Executive Vice President. Mr. Mattox also serves as an Executive Vice President of our Advisor and our property manager and has served in these and similar executive capacities with other entities affiliated with Behringer Harvard Holdings. Mr. Mattox also serves as Executive Vice President and a member of the board of directors of Behringer Harvard Multifamily REIT II. In addition, Mr. Mattox is Executive Vice President of Behringer Harvard Multifamily REIT II's advisor and property manager.

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

        Daniel J. Rosenberg, 36, is our Senior Vice President—Legal, General Counsel and Secretary and serves in the same capacity for our Advisor and our property manager. Mr. Rosenberg also serves as Senior Vice President—Legal, General Counsel and Secretary for Behringer Harvard Multifamily REIT II, as well as for its advisor and property manager. Mr. Rosenberg joined Behringer Harvard in June 2004. Mr. Rosenberg is responsible for legal matters related to Behringer Harvard's multifamily platform. Prior to the formation of the first Behringer Harvard sponsored multifamily program in 2006, Mr. Rosenberg was responsible for all legal aspects of Behringer Harvard's private offerings. Prior to joining Behringer Harvard, Mr. Rosenberg was a corporate associate at the New York office of what was then Katten Muchin Zavis Rosenman LLP, a leading national law firm, where he represented private and public companies in a wide range of corporate transactions, including acquisitions, divestitures, mergers, financings, joint ventures, private placements and high-yield debt offerings.

Mr. Rosenberg received a Bachelor of Arts degree from the University of Wisconsin at Madison and a Juris Doctor degree from Emory University School of Law in Atlanta, Georgia. Mr. Rosenberg is licensed as an attorney in Texas and New York.

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        Andrew J. Bruce is the Senior Vice President—Capital Markets of our Advisor and our property manager. Since February and January of 2012, respectively, Mr. Bruce has also served as Chief Financial Officer of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II. Mr. Bruce also serves as Senior Vice President—Capital Markets for Behringer Harvard Multifamily REIT II as well as for its advisor and property manager. Mr. Bruce is responsible for managing the financing activities and the finance group for the Behringer Harvard-sponsored programs. This includes the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, and for fund level credit facilities. In addition, Mr. Bruce is responsible for maintaining existing banking and lending relationships as well as cultivating new relationships. Mr. Bruce also is charged with analyzing and managing the programs' use of derivatives and hedging instruments, and working with the programs' real estate professionals in their efforts to analyze potential new development projects that the programs are considering.

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

        Robert T. Poynter is the Senior Vice President and Chief Investment Officer of our Advisor and a Senior Vice President of our property manager. Mr. Poynter also serves as Senior Vice President and Chief Investment Officer and Senior Vice President, respectively, of the advisor and property manager of Behringer Harvard Multifamily REIT II. Mr. Poynter is responsible for reviewing and improving existing policies regarding the multifamily investment and acquisition process for Behringer Harvard and for developing best practices for the multifamily group. In this capacity Mr. Poynter also is responsible for sourcing, underwriting and administering the multifamily investment and acquisition process for Behringer Harvard.

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

        James A. Fadley is Senior Vice President of our Advisor and property manager. Mr. Fadley is also Senior Vice President of the advisor and property manager of Behringer Harvard Multifamily REIT II. Mr. Fadley is responsible for Behringer Harvard's multifamily due diligence and transactional closing group. Prior to joining Behringer Harvard in June 2009, Mr. Fadley was employed from September 1986 to January 2009 by JPI, a multifamily development and acquisitions company. During his career at JPI, Mr. Fadley held a variety of positions including Executive Vice President & Senior Operations Partner of Investment Services and Co-Divisional President and Chief Investment Officer of JPI's

Student Living Division. Mr. Fadley served as a member of JPI's Investment Committee, and was also responsible for its design, implementation and administration. During his tenure at JPI, over $8 billion of apartment properties were acquired, developed and sold. At JPI Mr. Fadley was responsible for managing JPI's business relationship with GE Capital, which included investor reporting, venture compliance and the GE approval process. Mr. Fadley also served in a variety of other roles at JPI including investment analysis, asset management and dispositions, project capitalization and market research. Prior to joining JPI, Mr. Fadley was employed by Arthur Andersen & Co. from July 1979 to August 1986 where he was a manager in the audit division. In 1979, Mr. Fadley received his Bachelor of Business Administration, cum laude from Southern Methodist University.

        Ross P. Odland is the Senior Vice President—Portfolio Management of our Advisor and our property manager. Mr. Odland also serves as Senior Vice President of the advisor and property manager of Behringer Harvard Multifamily REIT II. Mr. Odland is responsible for developing investment strategies, sourcing, developing and managing joint venture partnerships, and leading the asset management group for the multifamily group.

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

        Margaret M. "Peggy" Daly is the Senior Vice President—Property Management of our property manager, and serves in the same capacity for the property manager of Behringer Harvard Multifamily REIT II. In addition, Ms. Daly is Senior Vice President of Property Management for Harvard Property Trust, LLC, an affiliate of our sponsor and our advisor, a position she has held since joining Behringer Harvard in May 2010. Ms. Daly is responsible for development and leadership of property management and operating platform for our assets.

        Ms. Daly has over 30 years of experience in management of Class A multifamily assets. Prior to joining Behringer Harvard, from March 2008 to April 2010, Ms. Daly was Executive Vice President of Property Management at Place Properties LLP where she was responsible for the profitability, business development and performance results of over 22,500 beds of student housing. From August 1988 to March 2008, Ms. Daly was with AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where she served as the Executive Vice President—National Director of Operations, Senior Vice President—Revenue Management and Regional Vice President. From June 1979 to March 1988, Ms. Daly was a Divisional Vice President of Property Management with Trammell Crow Residential.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2011.

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

Directors' Compensation

        We pay each of our directors who are not employees of us or our Advisor or its affiliates an annual retainer of $30,000 per year. In addition, we pay the chairman of our Audit Committee an annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees annual retainers of $5,000 per year. These retainers are paid quarterly in arrears. In addition, we pay each of our directors who are not employees of us or our Advisor or its affiliates (1) $1,500 for each board or committee meeting attended in person or by telephone and (2) $750 for each written consent considered by the director. Prior to July 1, 2009, we paid our non-employee directors an annual retainer of $25,000 per year, we paid the chairman of our Audit Committee an additional annual retainer of $10,000 per year and the chairmen of our Compensation and Nominating Committees additional annual retainers of $5,000 per year, and we paid each of our non-employee directors (1) $1,000 for each board or committee meeting attended in person and (2) $500 for each board or committee meeting attended by telephone and for each written consent considered by the director.

        All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director also is an employee of us, or an employee of our Advisor or its affiliates, we do not pay compensation for services rendered as a director.

        Under our Incentive Award Plan, we issued each of our non-employee directors, with the exception of Mr. Kempner who was not appointed as a director until 2008, 1,000 shares of restricted common stock on the date he became a director in November 2006 and, after serving as a non-employee director for one year, another 1,000 shares of restricted common stock in contemplation of a second year of service as a non-employee director in November 2007. All of these restricted stock awards are now fully vested. We have not issued any additional awards under the Incentive Award Plan.

        The following table summarizes compensation earned or paid to the non-employee directors during 2011:

	Fees Earned or Paid in Cash(a)	All Other Compensation	Total
Sami S. Abbasi	$68,500	$—	$68,500
Roger D. Bowler	$65,000	$—	$65,000
Jonathan L. Kempner	$60,000	$—	$60,000
E. Alan Patton	$60,500	$—	$60,500

(a)
This column includes fees earned in 2011, a portion of which were paid in 2012. The amounts paid in 2012 are: $16,000 for Mr. Abbasi, $16,250 for Mr. Bowler, $15,000 for Mr. Kempner, and $16,250 for Mr. Patton.

Incentive Award Plan

        Our Incentive Award Plan was approved by the board of directors on November 14, 2006 and by the stockholders on November 15, 2006 and later amended and restated and approved by the board of directors on March 14, 2008. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. There have been no awards since November 2007, and we currently have no plans to issue any additional awards under the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of us or any of our subsidiaries during the fiscal year ended December 31, 2011 or formerly served as an officer of the us or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2011, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	9,994,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	9,994,000	(a)

(a)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2011, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 165,086,701 shares of common stock outstanding as of December 31, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percentage of Class
Robert M. Behringer(b)(c)	37,246	*
Robert S. Aisner(c)(d)	6,139	*
Sami S. Abbasi(e)	2,000	*
Roger D. Bowler(f)	4,000	*
Jonathan L. Kempner(g)	—	—
E. Alan Patton(h)	5,000	*
Robert J. Chapman	12,277	*
Mark T. Alfieri(c)	6,139	*
Gerald J. Reihsen, III(c)(i)	6,139	*
Howard S. Garfield(c)	—	—
Daniel J. Rosenberg(c)	—	—
Gary S. Bresky(c)(j)	3,069	*
M. Jason Mattox(c)(k)	1,228	*

All current directors and executive officers as a group (12 persons)	83,237	*

*
Represents less than 1%

(a)
For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes 165,086,701 shares of common stock outstanding as of December 31, 2011; it does not include 1,000 shares of convertible stock owned by our Advisor. Beneficial ownership is determined in accordance with the rules of SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(b)
Includes 24,969 shares of common stock owned by Behringer Harvard Holdings but does not include 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. As of December 31, 2011, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(c)
The address of Messrs. Behringer, Aisner, Alfieri, Chapman, Reihsen, Garfield, Rosenberg, Bresky and Mattox is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(d)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Aisner controls the disposition of 4% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

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

(g)
The address of Mr. Kempner is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(h)
The address of Mr. Patton is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(i)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Reihsen controls the disposition of 4.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Reihsen's interest in Behringer Harvard Holdings.

(j)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Bresky controls the disposition of 3% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Bresky's interest in Behringer Harvard Holdings.

(k)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Mattox controls the disposition of 1.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox's interest in Behringer Harvard Holdings.

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

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including, but not limited to, investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources.

        Certain of these services are provided through our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated. The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2012. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        We were required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed Initial Public Offering exclusive of proceeds from the DRIP. In April 2009, in connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the year ended December 31, 2011, we reduced our O&O Reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount to be disbursed to our Advisor. For the years ended December 31, 2010 and 2009, we incurred O&O Reimbursement of approximately $6.5 million and $8.9 million, respectively. As of December 31, 2011, our Advisor has incurred expenses related to the Initial Public Offering totaling approximately $30.8 million, of which approximately $8.9 million has not been recognized by us as offering costs in accordance with the Advisory Management Agreement.

        Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, served as the dealer manager for the Initial Public Offering and received selling commissions of up to 7% of gross offering proceeds. Behringer Securities reallowed all selling commissions to participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds were paid to Behringer Securities as a dealer manager fee. Behringer Securities reallowed a portion of its dealer manager fee to certain broker-dealers that participated in the Initial Public Offering. No selling commissions or dealer manager fees are payable on shares sold under our DRIP, and any DRIP offering expenses are nominal.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Year Ended December 31,
Sale of common stock	2011	2010	2009
Gross proceeds	$593.8	$444.7	$410.7
Less offering costs:
O&O Reimbursement	0.6	(6.5)	(8.9)
Dealer manager fees	(14.8)	(11.1)	(10.3)
Selling commissions	(40.0)	(29.7)	(28.2)

Total offering costs	(54.2)	(47.3)	(47.4)

Sale of common stock, net	$539.6	$397.4	$363.3

        Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement. Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

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

        For the years ended December 31, 2011, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $4.8 million, $11.2 million and $8.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, approximately $1.1 million, $3.2 million and $5.1 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2011, 2010 and 2009, our Advisor has earned debt financing fees of approximately $2.3 million, $2.6 million and $1.1 million, respectively.

        Our Advisor receives a monthly asset management fee for each real estate related asset held by us. From September 2, 2008 through July 1, 2010, the asset management fee was equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month.

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

        For the years ended December 31, 2011, 2010 and 2009, our Advisor earned asset management fees of approximately $6.3 million, $5.2 million and $1.9 million, respectively.

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

        Property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days' prior written notice. Further, the Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2011, 33 multifamily communities, including BHMP CO-JVs and MW CO-JVs, were subject to the Property Management Agreement. For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse the costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        For the years ended December 31, 2011 and 2010, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $3.6 million and $0.7 million, respectively. For the year ended December 31, 2009, BHM Management or its affiliates earned minimal property management fees.

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

        Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2011, 2010 and 2009 of approximately $1.9 million, $2.2 million and $1.4 million, respectively.

        During 2011, our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the year ended December 31, 2011, resulting in a waiver of approximately $0.2 million. Additionally, our Advisor waived debt financing fees of $0.3 million related to the restructuring of a senior loan related to our restructure of our investment in Skye 2905. Further, for the first and third quarter of 2011, BHM Management waived its right to seek reimbursement from us of its operating expenses related to off-site personnel. During the second quarter, BHM Management waived reimbursement of approximately $0.1 million for its operating expenses related to off-site personnel.

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

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since November 14, 2006. Our management believes that Deloitte & Touche LLP is knowledgeable about our operations and accounting practices and is well qualified to act as our independent registered public accounting firm.

Audit and Other Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audits of our annual financial statements for the years ended December 31, 2011 and 2010:

	2011	2010
Audit fees(a)	$630,000	$500,000
Audit-related fees(b)	186,000	408,000
Tax fees(c)	—	27,000
All other fees	—	—

Total fees	$816,000	$935,000

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

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2011 and 2010.

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Dated: March 28, 2012	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2012	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board and Director
March 28, 2012	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director
March 28, 2012	/s/ HOWARD S. GARFIELD Howard S. Garfield Chief Financial Officer, Chief Accounting Officer and Treasurer
March 28, 2012	/s/ ROBERT J. CHAPMAN Robert J. Chapman President
March 28, 2012	/s/ SAMI S. ABBASI Sami S. Abbasi Director
March 28, 2012	/s/ ROGER D. BOWLER Roger D. Bowler Director
March 28, 2012	/s/ JONATHAN L. KEMPNER Jonathan L. Kempner Director
March 28, 2012	/s/ E. ALAN PATTON E. Alan Patton Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 28, 2012

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Real estate
Land	$308,496	$96,470
Buildings and improvements	1,728,864	440,556

	2,037,360	537,026
Less accumulated depreciation	(39,451)	(13,941)

Net operating real estate	1,997,909	523,085
Construction in progress, including land	15,729	905

Total real estate, net	2,013,638	523,990
Assets held for sale	26,543	—
Investments in and advances to unconsolidated real estate joint ventures	23,430	349,411
Cash and cash equivalents	655,495	52,606
Intangibles, net	39,802	19,992
Other assets, net	46,816	12,802

Total assets	$2,805,724	$958,801

Liabilities and equity
Liabilities
Mortgage loans payable	$914,467	$93,360
Credit facility payable	10,000	64,000
Liabilities related to assets held for sale	16,130	—
Accounts payable and other liabilities	22,725	8,644
Deferred lease revenues and other related liabilities, net	16,680	15,909
Distributions payable	8,413	5,179
Tenant security deposits	3,762	940

Total liabilities	992,177	188,032
Commitments and contingencies
Redeemable, noncontrolling interests	8,539	—
Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 165,086,701 and 102,859,791 shares issued and outstanding at December 31, 2011 and 2010, respectively	17	10
Additional paid-in capital	1,502,010	896,500
Cumulative distributions and net loss	(110,090)	(125,741)

Total equity attributable to common stockholders	1,391,937	770,769
Non-redeemable, noncontrolling interests	413,071	—

Total equity	1,805,008	770,769

Total liabilities and equity	$2,805,724	$958,801

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Rental revenues	$67,448	$28,868	$2,983
Expenses
Property operating expenses	20,328	8,679	803
Real estate taxes	9,248	3,967	329
Asset management fees	6,307	5,146	2,051
General and administrative expenses	4,570	4,242	3,160
Acquisition expenses	6,163	10,775	3,393
Interest expense	11,245	4,916	101
Depreciation and amortization	38,813	20,147	2,113

Total expenses	96,674	57,872	11,950

Interest income	3,360	1,376	1,089
Gain on revaluation of equity on business combinations	121,938	—	—
Gain on sale of joint venture interests	5,724	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	(7,877)	(6,892)	(238)

Income (loss) from continuing operations	93,919	(34,520)	(8,116)
Income (loss) from discontinued operations	569	(50)	(189)

Net income (loss)	94,488	(34,570)	(8,305)
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	274	—	—
Non-redeemable noncontrolling interests in continuing operations	4,004	—	—
Non-redeemable noncontrolling interests in discontinued operations	(134)	—	—

Net income (loss) attributable to common stockholders	$98,632	$(34,570)	$(8,305)

Weighted average number of common shares outstanding	138,111	83,532	32,473

Basic and diluted income (loss) per common share:
Continuing operations	$0.71	$(0.41)	$(0.26)
Discontinued operations	—	—	—

Basic and diluted income (loss) per common share	$0.71	$(0.41)	$(0.26)

Amounts attributable to common stockholders:
Continuing operations	$98,197	$(34,520)	$(8,116)
Discontinued operations	435	(50)	(189)

Net income (loss) attributable to common stockholders	$98,632	$(34,570)	$(8,305)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

	Convertible Stock		Common Stock				Cumulative Distributions and Net Loss to Common Stockholders
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Noncontrolling Interests		Total Equity
Balance at January 1, 2009	1	$—	15,348	$1	$117,268	$—	$(4,875)	$112,394
Net loss	—	—	—	—	—	—	(8,305)	(8,305)
Sales of common stock, net	—	—	41,129	4	363,332	—	—	363,336
Redemptions of common stock	—	—	(304)	—	(2,512)	—	—	(2,512)
Distributions:
Declared on common stock	—	—	—	—	—	—	(22,688)	(22,688)
Stock issued pursuant to distribution reinvestment plan, net	—	—	925	—	8,792	—	—	8,792

Balance at December 31, 2009	1	$—	57,098	$5	$486,880	$—	$(35,868)	$451,017
Net loss	—	—	—	—	—	—	(34,570)	(34,570)
Sales of common stock, net	—	—	44,626	5	397,406	—	—	397,411
Redemptions of common stock	—	—	(1,837)	—	(16,029)	—	—	(16,029)
Distributions:
Declared on common stock	—	—	—	—	—	—	(55,303)	(55,303)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,973	—	28,243	—	—	28,243

Balance at December 31, 2010	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769
Net income (loss)	—	—	—	—	—	(3,870)	98,632	94,762
Sales of common stock, net	—	—	59,550	7	539,554	—	—	539,561
Redemptions of common stock	—	—	(1,969)	—	(17,780)	—	—	(17,780)
Distributions:
Declared on common stock	—	—	—	—	—	—	(82,981)	(82,981)
Noncontrolling interests	—	—	—	—	—	7,573	—	7,573
Acquisition of noncontrolling interests	—	—	—	—	—	360,405	—	360,405
Sale of noncontrolling interests	—	—	—	—	39,596	48,963	—	88,559
Stock issued pursuant to distribution reinvestment plan, net	—	—	4,646	—	44,140	—	—	44,140

Balance at December 31, 2011	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$94,488	$(34,570)	$(8,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on revaluation of equity on business combinations	(121,938)	—	—
Gain on sale of joint venture interests	(5,724)	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	7,877	6,892	238
Distributions received from investments in unconsolidated real estate joint ventures	14,576	7,717	5,720
Depreciation and amortization	28,690	13,325	1,482
Amortization of deferred financing costs and debt premium/discount	1,674	973	172
Amortization of intangibles	9,453	7,218	1,237
Amortization of deferred lease revenues and other related liabilities	(1,387)	(1,381)	(401)
Changes in operating assets and liabilities:
Deferred lease revenues and other related liabilities	1,988	2,093	—
Accounts payable and other liabilities	3,277	829	455
Other assets	(1,323)	(503)	(354)

Cash provided by operating activities	31,651	2,593	244

Cash flows from investing activities
Acquisitions of and additions to real estate	(179,265)	(374,841)	(147,942)
Proceeds from sale of real estate, net	50,556	—	—
Proceeds from sale of joint venture interests	101,041	—	—
Investments in unconsolidated real estate joint ventures	(32,143)	(187,267)	(193,930)
Acquisition of noncontrolling interests, including cash	14,202	—	—
Advances on notes receivable	(22,426)	—	(2,183)
Return of investments in unconsolidated real estate joint ventures	56,202	101,523	4,205
Escrow deposits	2,137	(731)	(2,158)
Other, net	(7)	112	1,040

Cash used in investing activities	(9,703)	(461,204)	(340,968)

Cash flows from financing activities
Proceeds from sales of common stock	593,841	444,682	410,705
Mortgage proceeds	269,365	15,820	51,300
Mortgage principal payments	(120,518)	(535)	—
Credit facility proceeds	190,000	170,000	—
Credit facility payments	(244,000)	(106,000)	—
Financing costs paid	(4,693)	(3,111)	(854)
Offering costs paid	(57,154)	(46,018)	(52,663)
Contributions from noncontrolling interests	10,286	—	—
Distributions paid on common stock	(35,600)	(25,143)	(11,483)
Distributions paid to noncontrolling interests	(2,806)	—	—
Redemptions of common stock	(17,780)	(16,018)	(2,512)

Cash provided by financing activities	580,941	433,677	394,493

Net change in cash and cash equivalents	602,889	(24,934)	53,769
Cash and cash equivalents at beginning of year	52,606	77,540	23,771

Cash and cash equivalents at end of year	$655,495	$52,606	$77,540

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

  Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006. We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older. We may also invest in other types of multifamily communities, such as student housing. Our targeted communities include existing "core" properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning. Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007, and as of December 31, 2011, we have made wholly owned or joint venture equity investments ("Co-Investment Ventures") in 37 consolidated multifamily communities, of which 34 are stabilized operating properties, and three are in development. In addition to our consolidated investments, we have one unconsolidated joint venture equity investment in another multifamily community, where the joint venture has also made a loan investment. In addition, we have made four separate consolidated debt investments, primarily mezzanine and land loans.

        Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") and Milky Way Partners, L.P. (the "MW Co-Investment Partner"). We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as "BHMP CO-JVs" and those with the MW Co-Investment Partner as "MW CO-JVs." If a Co-Investment Venture makes an equity or debt investment in a separate entity with an additional third party equity owner, we refer to such a separate entity as a "Property Entity." As of December 31, 2011, only BHMP CO-JVs had investments in Property Entities. If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV or the Property Entity. We also have other Co-Investment Ventures with other real estate owners. Where we believe it is meaningful, we disclose our share of Co-Investment Venture activity, which represents amounts directly attributable to us and our wholly owned subsidiaries, based on our share of capital contributed.

        We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC ("Behringer Harvard Multifamily Advisors I" or the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all of our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership ("Behringer Harvard Multifamily OP I"). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation ("BHMF Inc."), owns less than 0.1% of Behringer Harvard Multifamily OP I as its sole general partner. The remaining ownership interest in Behringer Harvard Multifamily OP I is held as a limited partner's interest by our wholly owned subsidiary, BHMF Business Trust, a Maryland business trust.

        We have elected to be taxed, and currently qualify, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Business (Continued)

amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2011, we believe we are in compliance with all applicable REIT requirements.

  Offerings of Our Common Stock

        In December 2007, we completed a private offering (the "Private Offering"), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

        On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the "Initial Public Offering"), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan ("DRIP"). As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP at a price of $9.50 per share. As of December 31, 2011, we have sold approximately 8.6 million shares under our DRIP for gross proceeds of approximately $81.3 million. There are approximately 91.4 million shares remaining to be sold under the DRIP.

        We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our Initial Public Offering. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement.

        Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries. We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary. Variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

losses of these entities is included in consolidated net income. All inter-company accounts and transactions have been eliminated in consolidation.

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2011.

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

  Impairment of Real Estate Related Assets and Investments in Unconsolidated Real Estate Joint Ventures

        If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property's recoverability by comparing the carrying amount of the asset to our estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values. The fair value of intangibles is generally estimated by valuation of similar assets.

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2011, 2010 or 2009.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Assets Held for Sale and Discontinued Operations

        We report dispositions of multifamily communities as discontinued operations in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Assuming we have no involvement after the sale, the sale of a multifamily community is considered a discontinued operation. In addition, multifamily communities classified as held for sale are also considered a discontinued operation. We generally consider assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which generally corresponds with the actual closing date. Multifamily communities held for sale are reported at the lower of their carrying value or their estimated fair value less costs to sell.

  Cash and Cash Equivalents

        We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

  Investments in and Advances to Unconsolidated Real Estate Joint Ventures

        We define our joint venture arrangements with institutional or other real estate investors as Co-Investment Ventures. We or our Co-Investment Ventures account for certain investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are initially recorded at cost, including any acquisition costs, and are adjusted for our share of equity in earnings and distributions. We report our share of income and losses based on our economic interests in the entities.

        We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase.

        We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying operating property, which represents the assets to which the excess is most clearly related.

        When we or our Co-Investment Ventures acquire a controlling interest in a previously noncontrolled investment, a gain or loss on revaluation of equity is recognized for the differences between the investment's carrying value and fair value.

  Noncontrolling Interests

        Redeemable, noncontrolling interests are comprised of potential future obligations of the Co-Investment Ventures that allow the investors holding the noncontrolling interest to require the Co-Investment Venture to purchase their interest. We record obligations under the redeemable noncontrolling interests initially at fair value, increased or decreased for the noncontrolling interest's share of net income or loss or the redemption value if redemption is probable. The redeemable noncontrolling interests are temporary equity not within the Co-Investment Venture's control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.

        Non-redeemable, noncontrolling interests are comprised of our Co-Investment Venture partners' interests in multifamily communities as well as Class A, preferred cumulative, non-voting membership units ("Preferred Units") issued by subsidiary REITS. We report our Co-Investment Venture partners'

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

interest in our consolidated real estate joint venture and other subsidiary interests held by third parties as noncontrolling interests. We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

        Transactions involving a partial sale of a controlling interest are recorded at carrying value with no recognition of gain or loss. Any differences between the cash received and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital. Transactions resulting in a change in control are recorded at fair value with recognition of a gain or loss upon de-consolidation of the business.

  Other Assets

        Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash and prepaid assets and deposits. Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics. As of December 31, 2011 and 2010, all of our notes receivables were loans.

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

  Acquisition Costs

        Acquisition costs for business combinations, which are expected to include most consolidated property acquisitions other than raw land acquisitions, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our Advisor is obligated to reimburse us for all investment-related expenses that the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets. Acquisition costs and expenses include amounts incurred with our Advisor and with third parties.

  Organization and Offering Costs

        Prior to the termination of our Initial Public Offering in September 2011, our Advisor was obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs and we were required to make reimbursements in accordance with the Advisory Management Agreement, as amended. Organization expenses were expensed as incurred. Offering costs were

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

recognized based on estimated amounts probable of reimbursement and were offset against additional paid-in capital.

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

        We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2011 or 2010.

        The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods. The primary asset and liability balance sheet accounts with differences are real estate, assets and liabilities held for sale, intangibles, other assets, mortgage loans payable and deferred lease revenues and other related liabilities. As a result of these differences, the carrying value for financial statement purposes exceeds our net federal income tax basis as of December 31, 2011 by $73.4 million.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2011 and 2010, we had no significant uncertain tax positions.

  Concentration of Credit Risk

        We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of December 31, 2011 and 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

        The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the "Incentive Award Plan") authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan. As of December 31, 2011, no options have been issued. For the years ended December 31, 2011, 2010 and 2009, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

        As of December 31, 2011 and 2010, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding. The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

  Fair Value

        Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

        In connection with our measurements of fair value related to the many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

        The only nonrecurring fair value measurements during the years ended December 31, 2011 and 2010 were in connection with the revaluation of our investments in and advances to unconsolidated joint ventures included in Note 4, "Business Combinations."

        As of December 31, 2011, we believe the carrying values of cash and cash equivalents, notes receivable, affiliate receivables and payables and credit facility payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of December 31, 2011, we estimate the fair value of our mortgage loans payable at $937.9 million, compared to its carrying value of $930.3 million, including mortgage loan payable of $15.8 million reported in liabilities related to assets held for sale on the consolidated balance sheet. As of December 31, 2010, we estimate the fair value of our mortgage loans payable at $94.7 million compared to its carrying value of $93.4 million. As of December 31, 2011 and 2010, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis. We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

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

  Reclassifications

        Certain reclassifications have been made to the Consolidated Balance Sheet as of December 31, 2010 and the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, to be consistent with 2011 presentation. On the Consolidated Balance Sheet as of December 31, 2010, the $0.3 million of receivable from affiliates and the $3.7 million of deferred financing costs, net are

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

included in other assets, net, and the $2.9 million payables to affiliates are included in accounts payable and other liabilities.

        On the Consolidated Statements of Cash Flows for the year ended December 31, 2009, $0.4 million of payables to affiliates are included in accounts payable and other liabilities. Further, for the years ended December 31, 2010 and 2009, $0.1 million and $1.0 million, respectively, of advances to/from unconsolidated real estate joint ventures and $(32,000) and $0.1 million, respectively, of prepaid or reimbursed acquisition costs were combined and are included in investing activities—other, net. We believe these changes in presentation simplify the consolidated balance sheet and consolidated statements of cash flows by combining immaterial line items.

3. New Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board (the "FASB") issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

        In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards ("IFRS"). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our consolidated financial statements or disclosures.

4. Business Combinations

  Consolidation of Previously Unconsolidated Multifamily Communities

        In April 2011, the Waterford Place BHMP CO-JV operating agreement was modified, requiring us to consolidate our 55% ownership interest in the Waterford Place BHMP CO-JV. No consideration was paid in connection with the business combination. The principal asset of the Waterford Place BHMP CO-JV was the Waterford Place multifamily community, which at the time of the business combination was classified as held for sale. We recognized a gain of $18.1 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest just before the modification. The fair value was substantially derived from the terms of the sale agreement, which closed in May 2011.

        In December 2011, we sold joint venture interests in six multifamily communities to the MW Co-Investment Partner for an aggregate purchase price of $180.3 million, excluding closing costs. These joint venture interests ranged from 15% to 45% interests in the following multifamily communities: 7166 at Belmar, Acacia on Santa Rosa Creek, Argenta, Cyan/PDX, The Gallery at NoHo Commons and The Lofts at Park Crest (the "BH Sale Properties").

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

        As we reported our investment in 7166 Belmar and Cyan/PDX under the equity method of accounting, we recognized a gain on the sale of the partial interests of $5.7 million. As we reported our investments in Acacia on Santa Rosa Creek, Argenta, The Gallery at NoHo Commons and The Lofts at Park Crest under the consolidation method and as we retained a controlling interest in the investments after the partial sale, no gain was recognized in the consolidated statement of operations. Instead, the difference between the net cash proceeds received and the noncontrolling interest recorded based on the book values at the time of the partial sale are recorded as a direct increase to additional paid-in capital for $39.6 million.

        Simultaneously with the closing on the sale of the above joint venture interests, the MW Co-Investment Partner and the BHMP Co-Investment Partner also closed on a sale of the BHMP Co-Investment Partner's entire joint venture interests in 12 multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartment and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities. The BHMP Co-Investment Partner remains our partner in 13 BHMP CO-JVs through which we hold joint interests in multifamily communities.

        As a result of the transactions described above, the MW Co-Investment Partner serves as our joint venture partner in the ownership of the BH Sale Properties and the Master Sale Properties (some of which overlap), replacing the BHMP Co-Investment Partner. The MW Co-Investment Partner is a partnership between Heitman LLC ("Heitman"), which serves as the general partner, and Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) ("NPS"), which serves as the limited partner. We have no ownership or other direct financial interests in either of these entities.

        As a result of the closing of the transactions above, our interests in the BH Sale Properties and the Master Sale Properties are now 55%, with the MW Co-Investment Partner owning 45% of each multifamily community referred to above.

        In connection with the sale of joint venture interests to the MW Co-Investment Partner, we entered into new joint venture agreements with the MW Co-Investment Partner and all of our joint venture agreements with the BHMP Co-Investment Partner were amended (including those unrelated to the joint venture interests sold to the MW Co-Investment Partner). These amendments included changes to the governing rights such as the control rights over operating plans, which, along with other factors have resulted in our having sufficient control over the BHMP CO-JVs and MW CO-JVs and as such we have fair valued the investments in unconsolidated real estate joint ventures and consolidated all of the BHMP CO-JVs and MW CO-JVs ("Consolidated BHMP/MW CO-JVs") effective December 1, 2011. As a part of the consolidation of previously held equity method investments, we have recognized a gain on revaluation of equity on business combinations of $103.8 million. The investments in and advances to unconsolidated real estate joint ventures were recorded at their fair value on December 1, 2011 based primarily on the fair value of the investment's underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of mortgage loan payables and notes receivable were determined based on market pricing, primarily market interest rates and other market terms as of December 1, 2011. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates are from the perspective of market participants.

        The nonrecurring fair value measurements of the investments in and advances to unconsolidated real estate joint ventures related to the consolidation of Waterford Place BHMP CO-JV and the Consolidated BHMP/MW CO-JVs are all considered Level 3 inputs under the fair value hierarchy as described in Note 2, "Summary of Significant Accounting Policies." The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011 (in millions):

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investments in and advances to unconsolidated real estate joint ventures:
Waterford Place BHMP CO-JV	$—	$—	$27.6	$27.6	$18.1
Consolidated BHMP/MW CO-JVs			389.7	389.7	103.8

	$—	$—	$417.3	$417.3	$121.9

        There were no nonrecurring fair value measurements for the year ended December 31, 2010.

        Subsequent to these transactions, the BHMP CO-JVs and MW CO-JVs collectively had 29 consolidated multifamily communities and one unconsolidated multifamily community as of December 31, 2011.

  Other Acquisitions of Real Estate

        In 2011, we acquired in separate transactions three consolidated interests in multifamily communities, Argenta (96%), West Village (55%) and Stone Gate (55%), totaling 711 units, for an aggregate gross purchase price of approximately $194.7 million. A portion of the aggregate purchase price was funded with mortgage loan payables of $58.5 million.

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

  Business Combination Summary Information

        The following tables present certain additional information regarding our 2011 and 2010 business combinations and other acquisitions. The tables provide separate information for our material 2011 acquisitions: Waterford Place business combination, the MW CO-JVs business combinations, and the

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

BHMP CO-JVs business combinations; and for our material 2010 acquisitions: The Lofts at Park Crest and Burnham Pointe.

        The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date individually presented for material business combinations and acquisitions and summarized for the other 2011 and 2010 acquisitions are as follows (in millions):

	2011 Acquisitions as of December 31, 2011					2010 Acquisitions as of December 31, 2010
	Waterford Place	MW CO-JVs	BHMP CO-JVs	Other Acquisitions	Total 2011 Acquisitions	The Lofts at Park Crest	Burnham Pointe	Other Acquisitions	Total 2010 Acquisitions
Assets held for sale	$110.9	$—	$—	$—	$110.9	$—	$—	$—	$—
Land	—	75.3	117.8	24.7	217.8	—	10.4	47.0	57.4
Buildings and improvements	—	518.7	622.4	166.3	1,307.4	49.7	76.0	191.3	317.0
Construction in progress	—	—	7.9	—	7.9	—	—	0.9	0.9
Investment in and advances to unconsolidated real estate joint venture	—	—	24.1	—	24.1	—	—	—	—
Cash	0.2	5.1	9.0	—	14.3	—	—	—	—
Intangible assets:
In place lease	—	10.5	15.3	3.5	29.3	2.7	1.6	5.3	9.6
Contractual rights(a)	—	—	—	—	—	16.2	—	—	16.2

Total intangible assets	—	10.5	15.3	3.5	29.3	18.9	1.6	5.3	25.8
Other assets	0.3	2.8	9.6	—	12.7	—	—	—	—
Liabilities related to assets held for sale	(61.2)	—	—	—	(61.2)	—	—	—	—
Mortgage loan payable	—	(249.5)	(417.0)	(58.5)	(725.0)	—	—	(26.8)	(26.8)
Deferred lease revenues and other liabilities(b)	—	(7.4)	(8.7)	—	(16.1)	(0.4)	—	—	(0.4)
Noncontrolling interests	(22.6)	(160.5)	(185.8)	—	(368.9)	—	—	—	—

Net Assets	27.6	195.0	194.6	136.0	553.2	68.2	88.0	217.7	373.9
Other consolidation/elimination adjustments:
Investment in and advances to unconsolidated real estate joint venture	(9.5)	(100.5)	(185.3)	—	(295.3)	—	—	—	—
Gain on revaluation of equity for business combinations(c)	(18.1)	(94.5)	(9.3)	—	(121.9)	—	—	—	—

Cash consideration	$—	$—	$—	$136.0	$136.0	$68.2	$88.0	$217.7	$373.9

(a)
Contractual rights include land and parking garage rights.

(b)
The deferred lease revenues and other liabilities for 2011 primarily relate to residential rents paid in advance and for 2010 relate to contingent consideration payable of $0.4 million.

(c)
Represents the gain on revaluation of equity for business combinations recorded at time of consolidation.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

        The amounts recognized for revenues and net losses from the business combination dates to December 31, 2011 and 2010, individually for material business combinations and acquisitions and summarized for other acquisitions are as follows (in millions):

	For the Year Ended December 31, 2011					For the Year Ended December 31, 2010
	Waterford Place	MW CO-JVs	BHMP CO-JVs	Other Acquisitions	Total 2011 Acquisitions	The Lofts at Park Crest	Burnham Pointe	Other Acquisitions	Total 2010 Acquisitions
Revenues	$—	$4.0	$4.6	$9.8	$18.4	$5.2	$3.4	$8.5	$17.1
Acquisition expenses	$—	$—	$—	$6.2	$6.2	$0.4	$1.0	$1.2	$2.6
Depreciation and amortization	$—	$3.8	$4.8	$8.1	$16.7	$2.6	$3.2	$7.0	$12.8
Gain on revaluation of equity on business combinations	$18.1	$94.5	$9.3	$—	$121.9	$—	$—	$—	$—
Income from discontinued operations, net of noncontrolling interest	$0.3	$—	$—	$—	$0.3	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$18.4	$93.2	$7.9	$(9.1)	$110.4	$0.5	$(2.6)	$(5.0)	$(7.1)

        The following unaudited consolidated pro forma information is presented as if we acquired the MW CO-JVs and BHMP CO-JVs and each of the multifamily communities on January 1, 2010. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $6.2 million and $10.8 million for the years ended December 31, 2011 and 2010, respectively. The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the pro forma results below as income (loss) from continuing operations was not affected by these transactions. We have excluded the gain on revaluation of equity on business combinations of $121.9 million for the acquisition of Waterford Place, the MW CO-JVs and the BHMP CO-JVs for the year ended December 31, 2011. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Proforma
	For the Year Ended December 31,
	2011	2010
Revenues	$162.9	$106.2
Depreciation and amortization	$88.5	$75.4
Loss from continuing operations	$(30.9)	$(51.4)
Loss from continuing operations per share	$(0.22)	$(0.43)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

        We are in the process of finalizing our acquisition allocations for our 2011 material acquisitions, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

5. Real Estate Investments

  Real Estate Investments and Intangibles and Related Depreciation and Amortization

        As of December 31, 2011 and December 31, 2010, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2011			December 31, 2010
		Intangibles			Intangibles
	Buildings and Improvements	In-Place Leases	Other Contractual	Buildings and Improvements	In-Place Leases	Other Contractual
Cost	$1,728.9	$41.3	$16.4	$440.6	$12.1	$16.3
Less: accumulated depreciation and amortization	(39.5)	(17.4)	(0.5)	(13.9)	(8.2)	(0.2)

Net	$1,689.4	$23.9	$15.9	$426.7	$3.9	$16.1

        Depreciation expense associated with our consolidated buildings and improvements for the years ended December 31, 2011, 2010 and 2009 was approximately $27.0 million, $11.3 million and $1.1 million, respectively.

        Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles. These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place lease and terms ranging from three to 20 years for retail leases. Amortization expense associated with our lease intangibles for the years ended December 31, 2011, 2010, and 2009 was approximately $9.5 million, $7.0 million, and $0.8 million, respectively.

        Included in other contractual intangibles as of December 31, 2011 and 2010 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

        Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Year	Anticipated Amortization of lease intangibles (in millions)
2012	$21.0
2013	$0.6
2014	$0.6
2015	$0.6
2016	$0.5

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Real Estate Investments (Continued)

  Assets Held for Sale, Sales of Real Estate and Discontinued Operations

        As of December 31, 2011, we have entered into a purchase and sale agreement with an unaffiliated third party buyer to sell Mariposa Loft Apartments ("Mariposa") for $40.0 million, including the assumptions of the mortgage loan payable and standard operating working capital accounts. Accordingly, we have classified Mariposa as held for sale on the consolidated balance sheet as of that date. The sale of Mariposa closed on March 28, 2012. We had no multifamily communities held for sale as of December 31, 2010. Assets and liabilities related to assets held for sale include the following as of December 31, 2011 (in millions):

December 31, 2011
Net operating real estate (net of accumulated depreciation of $2.8 million in 2011)	$26.1
Other assets	0.4

Total assets held for sale	$26.5

Mortgage loan payable	$15.8
Accounts payable and other liabilities	0.3

Total liabilities related to assets held for sale	$16.1

        During May 2011, we sold Waterford Place for a contract price of $110.0 million, before closing costs and net proceeds of approximately $50.2 million, of which $27.6 million was our share of proceeds. Because we recorded the business combination of the Waterford Place BHMP CO-JV at its fair value, there was no gain or loss upon the closing of the sale of Waterford Place.

        The results of operations for both Waterford Place and Mariposa have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. Because the Waterford Place multifamily community was recorded using the equity method of accounting prior to April 1, 2011, discontinued operations are only presented from April 1, 2011 through December 31, 2011 in the following table (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Rental revenue	$4.9	$3.7	$1.1
Expenses
Property operating expenses	1.4	1.1	0.3
Real estate taxes	0.6	0.5	0.2
Interest expense	1.1	0.8	—
Depreciation and amortization	1.2	1.4	0.8

Total expenses	4.3	3.8	1.3

Income from discontinued operations	$0.6	$(0.1)	$(0.2)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

        The following table presents our investments in and advances to unconsolidated real estate joint ventures as of December 31, 2011 and 2010:

	Our Investments in and Advances to Unconsolidated Real Estate Joint Ventures (in millions)
	December 31, 2011(a)			December 31, 2010
Unconsolidated Joint Ventures	Ownership %	Balance		Ownership %	Balance
Equity Investments
Behringer Harvard Alexan Prospect Venture, LLC	—	$—		55%	$27.8
Behringer Harvard Baileys Venture, LLC	—	—		55%	29.3
Behringer Harvard Belmar, LLC	—	—		70%	12.4
Behringer Harvard Braeswood Venture, LLC	—	—		55%	6.5
Behringer Harvard Briar Forest, LLC	—	—		55%	9.1
Behringer Harvard Burroughs Mill Venture, LLC	—	—		55%	7.1
Behringer Harvard Calypso Venture, LLC	—	—		55%	13.6
Behringer Harvard Cameron House Venture, LLC	—	—		55%	11.2
Behringer Harvard Cherry Creek, LLC	—	—		55%	12.5
Behringer Harvard Columbia Venture, LLC	—	—		55%	21.6
Behringer Harvard Cyan Venture, LLC	—	—		70%	45.4
Behringer Harvard District, LLC	—	—		55%	33.4
Behringer Harvard Eldridge Venture, LLC	—	—		55%	6.8
Behringer Harvard Fitzhugh, LLC	—	—		55%	11.1
Behringer Harvard Johns Creek Venture, LLC	—	—		64%	3.4
Behringer Harvard Lovers Lane Venture, LLC	—	—		55%	5.5
Behringer Harvard Redwood Venture, LLC	—	—		55%	12.7
Behringer Harvard Russell Venture, LLC	—	—		55%	14.4
Behringer Harvard San Sebastian Venture, LLC	—	—		55%	19.9
Behringer Harvard Satori Venture, LLC	—	—		55%	11.0
Behringer Harvard St. Rose Venture, LLC(b)	—	—		55%	14.2
Behringer Harvard Tupelo Alley, LLC	—	—		55%	10.7
Behringer Harvard Waterford Place Venture, LLC	—	—		55%	9.8
SW 130 St. Rose Limited Partnership(b)	41%	23.4	(c)	—	—

		$23.4			$349.4

(a)
As discussed above, all of the BHMP CO-JVs and MW CO-JVs as of December 31, 2010 were consolidated as of December 31, 2011.

(b)
As of December 31, 2010, Behringer Harvard St. Rose Venture, LLC was reported on the equity method of accounting. As discussed above, the St. Rose BHMP CO-JV was consolidated effective December 1, 2011. In that consolidation, we recognized its investment in SW 130 St. Rose Limited Partnership (the "St. Rose Property Entity") on the equity method of accounting.

(c)
As of December 31, 2011, the $23.4 million balance includes an investment in the Behringer Harvard St. Rose Venture, LLC of $3.5 million and a note receivable to the SW 130 St. Rose Property Entity of $19.9 million, net of unamortized discount of $1.1 million. The note receivable

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

  bears interest at an annual fixed rate of 13% and matures in December 2013. For the year ended December 31, 2011, we recognized interest income of approximately $0.3 million related to this note receivable.

  Unconsolidated Real Estate Joint Venture Structures

        As of December 31, 2011 and December 31, 2010, we had investments in and advances to unconsolidated real estate joint ventures of $23.4 million and $349.4 million, respectively. Prior to the sale of the Master Sale Properties to the MW Co-Investment Partner, all of these investments were BHMP CO-JVs. Each of these individual joint ventures is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture's business is conducted. Each BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. Distributions of net cash flow from the BHMP CO-JVs will be distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        As discussed above, in December 2011, we and the BHMP CO-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, and the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all of the BHMP CO-JVs and MW CO-JVs effective December 1, 2011.

  Pre-Consolidation Significant Transactions of the BHMP CO-JVs

        The following section describes significant transactions in 2011 and 2010 of the BHMP CO-JVs prior to their consolidation in December 2011.

        During the period in 2011, we formed one new BHMP CO-JV. During the year ended December 31, 2010, we formed six new BHMP CO-JVs.

        In December 2011, our investment in the Satori Property Entity was restructured such that the BHMP CO-JV became the general partner of the Satori Property Entity. Additionally, the operating agreement was modified whereby the Satori BHMP CO-JV acquired the controlling financial interest of the Satori Property Entity, and accordingly consolidated the Satori Property Entity effective December 1, 2011. As the restructuring effectively occurred simultaneously with our consolidation of the Satori BHMP CO-JV, we recognized our gain of $0.7 million in revaluation of equity in a business combination.

        In April 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity. In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity. The Cameron BHMP CO-JV also contributed approximately $3.8 million of additional capital. The Cameron BHMP CO-JV's capital contribution along with a capital contribution from an

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

unaffiliated third party partner was used by The Cameron Property Entity to restructure and extend the maturity of the $72.7 million senior loan, to redeem a partner's equity ownership interest and to pay other closing costs. Our portion of The Cameron BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from the primary portion of our Initial Public Offering.

        As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third-party partner. The Cameron BHMP CO-JV then reported its investment in The Cameron Property Entity on a consolidated basis.

        Also during the year ended December 31, 2011, the BHMP CO-JVs related to Cyan/PDX, The District Universal Boulevard and The Venue obtained new mortgage financing aggregating $81.0 million. Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $49.5 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the year ended December 31, 2011.

        The Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan. Additionally, the 55 Hundred BHMP CO-JV obtained permanent financing of $41.8 million and repaid its $51.1 million construction loan. Our net share of the distributions from the Skye2905 loan proceeds was approximately $5.0 million and is classified as returns of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the year ended December 31, 2011.

  Summarized Financial Information of Unconsolidated Joint Ventures

        The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment. The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties. The Waterford Place BHMP CO-JV, which we report on a consolidated basis effective April 1, 2011, is excluded from the December 31, 2011 balance sheet data. Additionally the BHMP CO-JVs and MW CO-JVs consolidated on December 1, 2011, are excluded from the December 31, 2011 balance sheet data. The balance sheet data for December 31, 2011, only includes the balances for the Veritas Property Entity as this is our only remaining unconsolidated entity. The operating data includes operations only for periods where the investment is classified as an unconsolidated joint venture. Accordingly, the MW CO-JVs and BHMP CO-JVs are included in operating data through November 30, 2011. All inter-entity

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

Balance Sheet Data:	December 31, 2011	December 31, 2010
Land, buildings and improvements	$62.5	$1,181.8
Less: accumulated depreciation and amortization	(3.1)	(37.6)

Land, buildings and improvements, net	59.4	1,144.2
Notes receivable, net	—	26.3
Cash and cash equivalents	0.2	13.4
Intangible assets, net of accumulated amortization of $12.7 million as of December 31, 2010	—	5.0
Other assets, including restricted cash	1.1	18.3

Total assets	$60.7	$1,207.2

BHMP CO-JV level mortgage loans payable	$—	$337.7
Property Entity level construction and mortgage loans payable	58.2	253.2
Accounts payable, interest payable and other liabilities	0.8	18.5

Total liabilities	59.0	609.4
Redeemable, noncontrolling interests	—	7.8
Our members' equity	0.7	333.9
BHMP CO-JV Partner's equity	0.6	250.3
Non-redeemable, noncontrolling interests	0.4	5.8

Total equity	1.7	590.0

Total liabilities and equity	$60.7	$1,207.2

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

	For the Year Ended December 31,
Operating Data:	2011	2010	2009
Revenues:
Rental revenues	$92.0	$61.4	$10.8
Interest income	4.5	9.8	14.3

	96.5	71.2	25.1
Expenses:
Property operating expenses	28.2	24.8	7.3
Real estate taxes	12.1	8.8	1.7
Interest expense	24.9	19.0	5.0
Acquisition expenses	0.6	1.9	2.6
Depreciation and amortization	49.0	40.2	7.1

	114.8	94.7	23.7

Gain on early extinguishment of debt	—	0.2	—
Gain on revaluation of equity on a business combination	2.8	4.9	—
Gain on excess of fair value over purchase price	—	3.3	—

Loss from continuing operations	(15.5)	(15.1)	1.4
Loss from discontinued operations	(0.2)	(1.4)	(2.0)

Net loss	(15.7)	(16.5)	(0.6)
Net loss attributable to noncontrolling interests	4.8	4.9	0.4

Net loss attributable to consolidated BHMP CO-JV	$(10.9)	$(11.6)	$(0.2)

Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(7.9)	$(6.9)	$(0.2)

        Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through the

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

periods ended April 1, 2011, the date which we consolidated the real estate joint venture. The table below shows operating results included in discontinued operations (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Rental revenue	$2.0	$8.0	$2.5
Expenses
Property operating expenses	0.4	1.8	0.7
Real estate taxes	0.3	0.9	0.3
Interest expense	0.7	2.9	0.9
Acquisition expenses	—	—	0.2
Depreciation and amortization	0.8	3.8	2.4

Total expenses	2.2	9.4	4.5

Loss from discontinued operations	$(0.2)	$(1.4)	$(2.0)

        The following presents the reconciliation between our member's equity interest in the combined Co-Investment Ventures and our total investments in unconsolidated real estate joint ventures (amounts in millions):

	December 31, 2011	December 31, 2010
Balance of our member's equity in the BHMP CO-JVs	$0.7	$333.9
Notes receivable to unconsolidated Property Entity	19.9	—
Other capitalized costs, net of amortization	2.8	15.5

Investments in and advances to unconsolidated real estate joint ventures	$23.4	$349.4

        Included in the 2010 combined financial data are notes receivable from Property Entities to BHMP CO-JVs. As of December 31, 2011, the notes receivable have been retired or are reported in our consolidated financial statements. Below are the BHMP CO-JVs' notes receivable from the Property Entities that are included in the combined financial data (amounts in millions):

Name of Underlying Property	December 31, 2010	Fixed Interest Rate	Maturity Date
Grand Reserve(a)	$7.4	10.0%	April 2012
The Cameron(a)(b)	18.9	9.5%	December 2012

Total BHMP CO-JV Notes Receivable, net	$26.3

(a)
In December 2011, the Grand Reserve and the Cameron BHMP CO-JVs were consolidated due to change in control. See further discussion in Note 4, Business Combinations—"Consolidation of Previously Unconsolidated Multifamily Communities."

(b)
In April 2011, the Cameron BHMP CO-JV converted its note receivable into an equity investment in The Cameron. See further discussion above.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

        In the 2010 combined financial data, a note receivable and note payable between the BHMP CO-JV and the Veritas Property Entity in which the BHMP CO-JV has an equity interest was eliminated. Below is the eliminated BHMP CO-JV's note receivable as of December 31, 2010 (amounts in millions):

Name of Underlying Property	December 31, 2010	Fixed Interest Rate	Maturity Date
Veritas	$21.0	13.0%	December 2013

Total BHMP CO-JV Notes Receivable eliminated in combination	$21.0

        As of December 31, 2011, the note receivable is reported in our consolidated financial statements.

7. Other Assets

        The components of other assets are as follows (in millions):

	December 31, 2011	December 31, 2010
Restricted cash	$5.5	$1.6
Notes receivable, net	24.3	2.7
Deferred financing costs, net	7.7	3.7
Prepaid assets and deposits	4.0	2.4
Resident, tenant and other receivables	5.8	2.4
Less: other assets included in assets held for sale	(0.5)	—

Total other assets	$46.8	$12.8

8. Leasing Activity

        In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities. Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of December 31, 2011 are as follows (in millions):

Year	Future Minimum Lease Payments
2012	$3.4
2013	3.6
2014	3.6
2015	3.5
2016	3.4
Thereafter	33.2

Total	$50.7

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Mortgage Loans Payable

        The following table summarizes the carrying amounts of the mortgage loans payable classified by whether the obligation is of the parent company or the consolidated Co-Investment Venture as of December 31, 2011 and 2010 (amounts in millions):

			As of December 31, 2011
	December 31, 2011	December 31, 2010	Wtd. Average Interest Rates	Maturity Dates
Fixed rate mortgage notes payable	$46.1	$93.4	4.32%	2017 to 2018
Variable rate mortgage notes payable	24.0	—	Monthly LIBOR + 2.45%	2014

	70.1	93.4
Less: fixed rate mortgage notes payable included in liabilities related to assets held for sale	(15.8)	—

Total Parent Level	54.3	93.4

Fixed rate mortgage notes payable	683.5	—	4.18%	2013 to 2019
Variable rate mortgage notes payable	163.0	—	Monthy LIBOR + 3.26%	2013

	846.5	—
Plus: unamortized adjustments from business combinations	13.7	—

Total Consolidated Co-Investment Venture Level	860.2	—

Total Consolidated Mortgage Notes Payable	$914.5	$93.4

        In December 2011, the Satori Co-Investment Venture variable rate note payable with a par amount of $71.0 million was paid off at its net carrying value of $65.3 million. No gain or loss was recognized on the retirement of the note payable. Simultaneous with the pay off, the Satori Co-Investment Venture obtained new permanent financing of $51.0 million, which is included in the table above as of December 31, 2011.

        As of December 31, 2011, $2.0 billion of the net consolidated carrying value of real estate collateralized the mortgage loans payable. We believe we are in compliance with all financial covenants as of December 31, 2011.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Mortgage Loans Payable (Continued)

        As of December 31, 2011, contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

Year	Parent Level	Co-Investment Venture Level	Total Consolidated
2012	$—	$3.3	$3.3
2013	—	211.9	211.9
2014	24.0	3.3	27.3
2015	0.2	80.6	80.8
2016	0.6	164.7	165.3
Thereafter	45.3	382.7	428.0

Total	$70.1	$846.5	916.6

Add: unamortized premium adjustments from business combinations			13.7
Less: fixed rate mortgage note payable maturing in 2017 included in liabilities related to assets held for sale			(15.8)

			$914.5

10. Credit Facility Payable

        On March 26, 2010, we closed on a $150.0 million credit facility. The credit facility matures on April 1, 2017, when all unpaid principal and interest is due. Borrowing tranches under the credit facility bear interest at a "base rate" based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility's debt service requirements. As of December 31, 2011, the applicable margin was 2.08% and the base rate was 0.27% based on one-month LIBOR. The credit facility also provides for fees based on unutilized amounts and minimum usage. The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period. The loan requires minimum borrowing of $10 million and monthly interest-only payments and monthly or annual payment of fees. We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty. Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

        Draws under the credit facility are secured by a pool of certain indirectly wholly owned multifamily communities where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement. As of December 31, 2011, $205.3 million of the net carrying value of real estate collateralized the credit facility. The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. As of December 31, 2011, available but undrawn amounts under the credit facility are approximately $118.0 million.

        The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Credit Facility Payable (Continued)

income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breech of covenants or borrowing conditions. We believe we are in compliance with all provisions as of December 31, 2011.

11. Noncontrolling Interests

  Non-redeemable, noncontrolling interests

        As of December 31, 2011, non-redeemable, noncontrolling interests consisted of the following (in millions):

Behringer Harvard Master Partnership I, LLC—BHMP Co-Investment Partner	$166.7
Milky Way Partners, L.P.—MW Co-Investment Partner	227.0
Other Co-Investment Venture partners	18.0
Preferred units	1.4

Total non-redeemable, noncontrolling interests	$413.1

        There were no non-redeemable, noncontrolling interests at December 31, 2010.

        Non-redeemable, noncontrolling interest for the Co-Investment Partners represents their proportionate share of the equity in consolidated real estate ventures. Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage. The noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity. As further discussed in Note 4, Business Combinations, we consolidated the BHMP CO-JVs and MW CO-JVs effective December 1, 2011.

        As of December 31, 2011 we have entered into 13 and 14 BHMP CO-JVs and MW CO-JVs, respectively. Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing. Each BHMP CO-JV and MW CO-JV is managed by us or a subsidiary of ours. As the manager, we have substantial operational control rights and accordingly, as of December 1, 2011 report the BHMP CO-JVs and MW CO-JVs on the consolidated method of accounting. Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs are distributed to the members no less than quarterly pro rata in accordance with the members' ownership interests. BHMP CO-JV and MW CO-JV capital contributions and distributions are also made pro rata in accordance with these ownership interests. Neither of the Co-Investment Venture partners have any rights to put or redeem their ownership interests.

        Noncontrolling interests also include between 121 to 125 preferred units issued by a subsidiary of each the BHMP CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes. The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members' equity. The BHMP CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which declines in value between $—0- and $25 each year until there is

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Noncontrolling Interests (Continued)

no redemption premium remaining. The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option. Accordingly, these noncontrolling interests are reported as equity.

  Redeemable, noncontrolling interest

        As of December 31, 2011, we have one Co-Investment Venture that contains conversion rights at the option of the third-party, redeemable at fair value for a one-year period commencing on November 2011 and one Co-Investment Venture that contains provisions where it is probable that the noncontrolling interest will be redeemed at its stated amount of $0.4 million. As of December 31, 2011, the carrying amount of these noncontrolling interests were approximately $8.5 million. We had no redeemable, non-controlling interests at December 31, 2010.

12. Stockholders' Equity

  Capitalization

        As of December 31, 2011 and 2010, we had 165,086,701 and 102,859,791 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

        As of December 31, 2011 and 2010, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000. The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange. The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of December 31, 2011. Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

        As of December 31, 2011 and 2010, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

  Share Redemption Program

        Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year, subject to the significant conditions and limitations of the program. Under the share redemption program, the per share redemption price will generally equal 90% of the most recently disclosed estimated value per share as determined in accordance with our valuation policy. Redemptions are limited to no more than 5% of the weighted average of shares

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

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

        As of December 31, 2011 and 2010, we did not have any unpaid redemptions.

  Distributions

        Distributions, including those paid by issuing shares under the DRIP, for the years ended December 31, 2011, 2010 and 2009 were as follows (amounts in millions):

	For the Year Ended December 31,
	2011		2010		2009
	Declared	Paid	Declared	Paid	Declared	Paid
Fourth Quarter	$24.9	$24.6	$15.0	$14.4	$8.7	$7.8
Third Quarter	23.7	22.0	15.3	15.6	6.5	5.9
Second Quarter	18.5	17.7	13.9	13.1	4.6	4.1
First Quarter	15.9	15.4	11.1	10.2	2.9	2.5

Total	$83.0	$79.7	$55.3	$53.3	$22.7	$20.3

        Our board of directors has declared distributions at a daily amount of $0.0016438 per share of common stock, an annualized rate of 6%, beginning in the month of September 2010 through the first quarter of 2012. We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

13. Commitments and Contingencies

        Substantially all of our Co-Investment Ventures include buy/sell provisions. These provisions apply to all BHMP CO-JVs and MW CO-JVs as well as our 7 Rio Co-Investment Venture. They also apply to most BHMP CO-JV Property Entities. Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2011, no such offers are outstanding.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

liability of $14.0 million based on the fair value of the terms over the life of the agreement. In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of December 31, 2011 and 2010, we have approximately $16.7 million and $15.9 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State's redevelopment agencies. We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.

        Subsequent to December 31, 2011, we have entered into a $12.0 million construction contract with a general contractor to construct Allegro II. These construction costs are expected to be paid beginning in 2012 through the completion of the development.

14. Related Party Arrangements

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including, but not limited to, investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

        Certain of these services are provided through our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated. The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2012. The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        We were required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed Initial Public Offering exclusive of proceeds from the DRIP. In connection with an amendment to the Advisory Management Agreement, a payment of $6.9 million was made to the Advisor for prior O&O Reimbursement incurred but not previously paid. For the years ended December 31, 2010 and 2009, we incurred O&O Reimbursement of approximately $6.5 million and $8.9 million, respectively. For the year ended December 31, 2011, we reduced our O&O Reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount to be disbursed to our Advisor. As of December 31, 2011, our Advisor has incurred expenses related to the Initial Public Offering totaling approximately $30.8 million, of which approximately $8.9 million has not been recognized by us as offering costs in accordance with the Advisory Management Agreement.

        Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, served as the dealer manager for the Initial Public Offering and received selling commissions of up to 7% of gross offering proceeds. Behringer Securities reallowed all selling commissions to participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds were paid to Behringer

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Arrangements (Continued)

Securities as a dealer manager fee. Behringer Securities reallowed a portion of its dealer manager fee to certain broker-dealers that participated in the Initial Public Offering. No selling commissions or dealer manager fees are payable on shares sold under our DRIP, and any DRIP offering expenses are nominal.

        The following presents the components of our sale of common stock, net related to our Initial Public Offering (amounts in millions):

	For the Year Ended December 31,
Sale of common stock	2011	2010	2009
Gross proceeds	$593.8	$444.7	$410.7
Less offering costs:
O&O Reimbursement(a)	0.6	(6.5)	(8.9)
Dealer manager fees	(14.8)	(11.1)	(10.3)
Selling commissions	(40.0)	(29.7)	(28.2)

Total offering costs	(54.2)	(47.3)	(47.4)

Sale of common stock, net	$539.6	$397.4	$363.3

(a)
During the year ended December 31, 2011, we reduced our estimate of O&O reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount due to our Advisor.

        Our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement. Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Arrangements (Continued)

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

        For the years ended December 31, 2011, 2010 and 2009, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $4.8 million, $11.2 million and $8.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, approximately $1.1 million, $3.2 million and $5.1 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2011, 2010 and 2009, our Advisor has earned debt financing fees of approximately $2.3 million, $2.6 million and $1.1 million, respectively.

        Our Advisor receives a monthly asset management fee for each real estate related asset held by us. From September 2, 2008 through July 1, 2010, the asset management fee was equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset as of the last day of the preceding month.

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Arrangements (Continued)

        For the years ended December 31, 2011, 2010 and 2009, our Advisor earned asset management fees of approximately $6.3 million, $5.2 million and $1.9 million, respectively.

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

        Property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days' prior written notice. Further, the Property Management Agreement applies where we have control over the selection of property management. As of December 31, 2011, 33 multifamily communities, including BHMP CO-JVs and MW CO-JVs, were subject to the Property Management Agreement. For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

        Property management fees are equal to 3.75% of gross revenues. In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse the costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

        For the years ended December 31, 2011 and 2010, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $8.5 million and $0.9 million, respectively. For the year ended December 31, 2009, BHM Management or its affiliates earned minimal property management fees.

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

        Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the years ended December 31, 2011, 2010 and 2009 of approximately $1.9 million, $2.2 million and $1.4 million, respectively.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Arrangements (Continued)

        As of December 31, 2011, our receivables from the Advisor and its affiliates were $0.2 million. We had no payable to affiliates as of December 31, 2011. As of December 31, 2010, our receivables from the Advisors and its affiliates were $0.3 million and our payables to affiliates were $2.9 million.

15. Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information is summarized below (amounts in millions):

	For the Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.1 million, $1.1 million and $0.3 million in 2011, 2010, and 2009, respectively	$10.2	$4.2	$0.1
Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets acquired	$(1,511.6)	$—	$—
Liabilities assumed	$746.7	$—	$—
Noncontrolling interests	$359.0	$—	$—
Mortgage note payable assumed by purchaser of asset held for sale	$(58.4)	$—	$—
Conversion of debt investment into an equity investment	$(4.6)	$—	$—
Assumption of mortgage note payable	$21.5	$26.8	$—
Stock issued pursuant to our DRIP	$41.4	$26.6	$8.6
Distributions payable	$8.4	$5.2	$3.2
Accrued offering costs and dealer manager fees	$(0.6)	$2.8	$1.6

16. Subsequent Events

        We have reviewed subsequent events through March 28, 2012 and noted no subsequent events, other than the ones disclosed below.

        In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve multifamily community. In the settlement, the BHMP CO-JV agreed to acquire the Grand Reserve multifamily community by assuming the existing construction loan of $26.2 million and other standard operating liabilities and receiving $0.3 million in cash and all other standard operating assets of the multifamily community. Simultaneous with the settlement closing, the BHMP CO-JV paid off the construction loan. We contributed the full amount of the payoff in exchange for an additional 32.5% interest in the BHMP CO-JV.

  Sale of a Multifamily Community

        On March 28, 2012, we sold the Mariposa Lofts Apartments for $40 million. The purchaser assumed $16 million mortgage note payable. As of December 31, 2011, the net carrying value of the multifamily community is $26 million. We received cash of approximately $24 million and reported a gain on sale of approximately $14 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events (Continued)

  Distributions Paid

        On January 5, 2012, we paid total distributions of approximately $8.4 million, of which $3.6 million was cash distributions and $4.8 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of December 2011.

        On February 1, 2012, we paid total distributions of approximately $8.4 million, of which $3.7 million was cash distributions and $4.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of January 2012.

        On March 1, 2012, we paid total distributions of approximately $7.9 million, of which $3.5 million was cash distributions and $4.4 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of February 2011.

  Distributions Declared

        On March 19, 2012, our board of directors authorized distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to a daily amount of $0.000958904 per share of common stock. If the rate we are paying was paid for each day for a 365-day period, it would equal a 3.5% annualized rate based on a purchase price of $10.00 per share which is a reduction from the previous annualized rate of 6.0%.

17. Quarterly Results (unaudited)

        Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

	2011 Quarters Ended (Recast for Discontinued Operations)
	March 31	June 30	September 30	December 31
Rental revenues	$11,439	$13,987	$16,549	$25,473
Income (loss) from continuing operations	$(5,827)	$6,093	$(6,807)	$100,460
Net income (loss) attributable to common stockholders	$(5,757)	$6,628	$(6,064)	$103,825
Basic and diluted weighted average shares outstanding	107,486	123,397	155,931	164,806
Basic and diluted income (loss) per share	$(0.05)	$0.05	$(0.04)	$0.63

	2010 Quarters Ended (Recast for Discontinued Operations)
	March 31	June 30	September 30	December 31
Rental revenues	$4,243	$5,708	$8,447	$10,470
Net loss attributable to common stockholders	$(8,945)	$(8,805)	$(10,423)	$(6,347)
Net loss attributable to common stockholders	$(9,019)	$(8,802)	$(10,377)	$(6,372)
Basic and diluted weighted average shares outstanding	64,222	79,706	91,300	98,881
Basic and diluted loss per share	$(0.14)	$(0.11)	$(0.11)	$(0.05)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results (unaudited) (Continued)

        In April 2011, we consolidated our 55% ownership interest in the Waterford Place BHMP CO-JV and recognized a gain on revaluation of equity on a business combination of $18.1 million. For further discussion, see Note 4, "Business Combinations."

        In December 2011, we sold joint venture interests in six multifamily communities and recognized a gain on the sale of partial interests of $5.7 million. Additionally, we consolidated all of our ownership interests in the BHMP CO-JVs and MW CO-JVs and recognized a gain on revaluation of equity on business combinations of $103.8 million. For further discussion, see Note 4, "Business Combinations."

Behringer Harvard Multifamily REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2011

(in thousands)

Year ended	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
December 31, 2011	$152	$368	$—	$336	$184
December 31, 2010	$54	$487	$—	$389	$152
December 31, 2009	$—	$169	$—	$115	$54

Behringer Harvard Multifamily REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2011

(in thousands)

		Initial Cost
				Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2011
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation(a)	Year of Completion/ Acquisition	Encumbrances(b)
4550 Cherry Creek(c)	Denver, CO	$7,910	$70,184	$27	$78,121	$282	2004/2011	$28,600
55 Hundred(c)	Arlington, VA	13,196	67,515	(33)	80,678	266	2010/2011	41,750
7166 at Belmar(c)	Lakewood, CO	3,385	52,298	21	55,704	204	2008/2011	22,825
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	620	38,232	2,742	2003/2010	25,631
Acappella	San Bruno, CA	8,000	46,973	189	55,162	2,869	2010/2010	30,250
Allegro	Addison, TX	3,000	40,658	784	44,442	1,949	2010/2010	24,000
Argenta	San Franciso, CA	11,100	81,624	566	93,290	2,398	2008/2011	51,000
Bailey's Crossing(c)	Alexandria, VA	22,214	108,145	14	130,373	426	2010/2011	69,159
Briar Forest Lofts(c)	Houston, TX	4,623	40,155	22	44,800	160	2008/2011	21,000
Burnham Pointe	Chicago, IL	10,400	75,960	1,056	87,416	4,048	2008/2010	4,046
Burrough's Mill(c)	Cherry Hill, NJ	10,075	51,869	25	61,969	235	2003/2011	25,944
Calypso Apartments and Lofts(c)	Irvine, CA	13,902	42,730	6	56,638	169	2008/2011	24,000
The Cameron(c)	Silver Spring, MD	25,191	77,737	4	102,932	295	2010/2011	72,675
Cyan/PDX(c)	Portland, OR	6,164	74,832	141	81,137	303	2009/2011	33,000
The District Universal Boulevard(c)	Orlando, FL	5,161	57,448	251	62,860	219	2009/2011	37,500
Eclipse(c)	Houston, TX	6,927	44,078	9	51,014	189	2009/2011	20,845
Fitzhugh Urban Flats(c)	Dallas, TX	9,394	48,884	15	58,293	203	2009/2011	28,000
Forty55 Lofts(c)	Marina del Rey, CA	11,382	68,966	20	80,368	274	2010/2011	25,500
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	641	107,650	8,201	2006/2009	51,300
Grand Reserve Orange	Orange, CT	4,600	20,602	285	25,487	2,077	2005/2009	1,180
Halstead(c)	Houston, TX	6,913	26,223	8	33,144	120	2004/2011	15,675
The Lofts at Park Crest	McLean, VA	—	49,737	78	49,815	3,767	2008/2011	34,365
Renaissance(c)	Concord, CA	5,786	33,660	191	39,637	118	2008/2011	—
The Reserve at John's Creek Walk(c)	Johns Creek, GA	3,139	26,279	17	29,435	115	2006/2011	23,000
The Reserve at LaVista Walk	Atlanta, GA	4,530	34,159	532	39,221	1,918	2008/2010	1,815
San Sebastian(c)	Laguna Woods, CA	7,841	29,037	2	36,880	137	2010/2011	—
Satori(c)	Fort Lauderdale, FL	8,223	75,126	53	83,402	302	2010/2011	51,000
Skye 2905(c)	Denver, CO	13,831	87,491	(404)	100,918	332	2010/2011	56,100
Stone Gate	Marlborough, MA	8,300	54,634	471	63,405	1,301	2007/2011	36,743
Tupelo Alley(c)	Portland, OR	6,348	33,317	6	39,671	131	2009/2011	19,250
Uptown Post Oak	Houston, TX	23,340	40,010	611	63,961	2,739	2008/2010	2,959
The Venue(c)	Clark County, NV	1,520	24,249	3	25,772	100	2009/2011	10,500
West Village	Mansfield, MA	5,300	30,068	165	35,533	862	2011/2011	21,190

		308,495	1,722,469	6,396	2,037,360	39,451		910,802

Real Estate Held for Sale
Mariposa Loft Apartments	Atlanta, GA	5,800	22,452	487	28,739	2,672	2004/2011	15,820

		$314,295	$1,744,921	$6,883	$2,066,099	$42,123		$926,622

(a)
Each of our properties has a depreciable life of 25 to 35 years.

(b)
Encumbrances include mortgage loans and our credit facility which had an outstanding balance of $10.0 million as of December 31, 2011. The credit facility is collateralized by the following properties: Burnham Pointe, The Reserve at La Vista Walk, Grand Reserve Orange, and Uptown Post Oak. The credit facility balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2011.

(c)
Property is owned through a co-investment venture and was consolidated in December 2011. Initial cost is the initial cost recorded at time of consolidation. Year acquired is reflected as 2011, the year the property was consolidated.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Real Estate:
Balance at beginning of year	$537,026	$160,463	$—
Additions:
Acquisitions or consolidation of joint ventures	1,637,647	376,563	160,463
Deductions:
Sale of real estate property	(108,574)	—	—

Balance at end of year	$2,066,099	$537,026	$160,463

Accumulated Depreciation:
Balance at beginning of year	$13,941	$1,484	$—
Depreciation expense	28,182	12,457	1,484
Deductions	—	—	—

Balance at end of year	$42,123	$13,941	$1,484

Mortgage Loans on Real Estate

Schedule IV

December 31, 2011

(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note(a)		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine notes	10%	April 2012	Principal and interest at maturity	N/A	$9,671	$5,926	(b)	$—
Land loan	10%	August 2012	Principal and interest at maturity	N/A	4,160	4,250		—
Land loan	10%	October 2012	Principal and interest at maturity	N/A	4,880	4,958		—
Mezzanine note	14%	April 2014	Principal and interest at maturity	N/A	10,525	9,217		—

					$29,236	$24,351		$—

(a)
Differences between the face amount and the carrying amount of the notes are discounts recorded in connection with the business combination and capitalized issuance costs.

(b)
In conjunction with the business combination effective December 1, 2011, this mezzanine note was recorded with a discount of $4.5 million.

Reconciliation of the Carrying Amount of Mortgage Loans:
Balance at January 1, 2009	$—
Additions during 2009:
New mortgage loans	2,227
Accrued interest	185
Deductions during 2009:
Collections of principal	—

Balance at December 31, 2009	2,412
Additions during 2010:
Accrued interest	221
Deductions during 2010:
Collections of principal	—

Balance at December 31, 2010	2,633
Additions during 2011:
New mortgage loans(a)	22,148
Mortgage loan from business combination	3,000
Accrued interest	333
Capitalized acquisition costs	384
Deductions during 2011:
Note receivable converted into equity investment(a)	(3,960)
Amortization of acquisition costs	(187)

Balance at December 31, 2011	$24,351

(a)
Includes a $3.96 million note receivable issued in July 2011 which was converted into an equity investment in December 2011. The note receivable accrued interest at an annual rate of 12%.

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K filed on September 8, 2008
3.2		Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1		Second Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.6 of the Company's Form 10-Q filed on August 12, 2011
4.2		Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q filed on November 13, 2009, Commission File No. 333-148414
4.3		Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
4.4	*	Third Amended and Restated Distribution Reinvestment Plan
4.5	*	Second Amended and Restated Share Redemption Program
10.1
Letter Agreement, dated March 22, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC , incorporated by reference to Exhibit 10.52 of the Company's Form 10-K filed on March 25, 2011
10.2
Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on May 13, 2011
10.3
Letter Agreement, dated May 12, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on May 13, 2011
10.4
Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on August 12, 2011
10.5
Letter Agreement, dated August 11, 2011, between Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on August 12, 2011
10.6
Letter Agreement, dated November 10, 2011, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on November 14, 2011
10.7
Letter Agreement, dated November 10, 2011, between Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on November 14, 2011
10.8	*	Membership Interest Purchase and Sale Agreement from Behringer Harvard Multifamily OP I LP to Milky Way Partners, L.P., dated November 29, 2011
10.9	*	Letter Agreement, dated March 19, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
21.1	*	Subsidiaries of the Company

Exhibit Number		Description
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	*	Second Amended and Restated Policy for Estimation of Common Stock Value
101	*
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity and (iv) Consolidated Statements of Cash Flows

*
Filed or furnished herewith

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