Form 10-Q
period 2012-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2012-05-11
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Registrant had 165,308,463 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended March 31, 2012

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Real estate
Land	$311,476	$308,496
Buildings and improvements	1,759,116	1,728,864
	2,070,592	2,037,360
Less accumulated depreciation	(59,704)	(39,451)
Net operating real estate	2,010,888	1,997,909
Construction in progress, including land	38,500	15,729
Total real estate, net	2,049,388	2,013,638

Assets held for sale	—	26,543
Investment in and advance to unconsolidated real estate joint venture	22,998	23,430
Cash and cash equivalents	612,766	655,495
Intangibles, net	28,514	39,802
Other assets, net	39,861	46,816
Total assets	$2,753,527	$2,805,724

Liabilities and equity

Liabilities
Mortgage loans payable	$912,901	$914,467
Credit facility payable	10,000	10,000
Liabilities related to assets held for sale	—	16,130
Accounts payable and other liabilities	22,050	22,725
Deferred lease revenues and other related liabilities, net	16,331	16,680
Distributions payable, including special distributions of $9.9 million as of March 31, 2012	18,341	8,413
Tenant security deposits	3,665	3,762
Total liabilities	983,288	992,177

Commitments and contingencies

Redeemable, noncontrolling interests	8,133	8,539

Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 164,816,828 and 165,086,701 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	1,497,733	1,502,010
Cumulative distributions and net loss	(140,287)	(110,090)
Total equity attributable to common stockholders	1,357,463	1,391,937
Non-redeemable, noncontrolling interests	404,643	413,071
Total equity	1,762,106	1,805,008
Total liabilities and equity	$2,753,527	$2,805,724

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Rental revenues	$43,940	$11,439

Expenses
Property operating expenses	12,183	3,556
Real estate taxes	5,895	1,777
Asset management fees	1,569	1,468
General and administrative expenses	1,532	1,037
Acquisition expenses	482	—
Interest expense	8,741	1,636
Depreciation and amortization	32,372	5,965
Total expenses	62,774	15,439

Interest income	2,046	288
Equity in loss of investments in unconsolidated real estate joint ventures	(557)	(2,115)
Loss from continuing operations	(17,345)	(5,827)

Income from discontinued operations:
Income from discontinued operations	385	70
Gain on sale of real estate	13,458	—

Net loss	(3,502)	(5,757)

Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	861	—
Non-redeemable noncontrolling interests in continuing operations	7,086	—
Non-redeemable noncontrolling interests in discontinued operations	—	—
Net income (loss) attributable to common stockholders	$4,445	$(5,757)

Weighted average number of common shares outstanding	164,453	107,486

Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	0.08	—
Basic and diluted income (loss) per common share	$0.03	$(0.05)

Amounts attributable to common stockholders:
Continuing operations	$(9,398)	$(5,827)
Discontinued operations	13,843	70
Net income (loss) attributable to common stockholders	$4,445	$(5,757)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Loss
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Total
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2011	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769

Net loss	—	—	—	—	—	—	(5,757)	(5,757)
Sales of common stock, net	—	—	10,536	2	95,350	—	—	95,352
Redemptions of common stock	—	—	(601)	—	(5,329)	—	—	(5,329)
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(15,922)	(15,922)
Stock issued pursuant to distribution reinvestment plan, net	—	—	871	—	8,278	—	—	8,278
Balance at March 31, 2011	1	$—	113,666	$12	$994,799	$—	$(147,420)	$847,391

Balance at January 1, 2012	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

Net income (loss)	—	—	—	—	—	(7,086)	4,445	(2,641)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of noncontrolling interest	—	—	—	—	(2,661)	2,661	—	—
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(24,753)	(24,753)
Declared on common stock - special	—	—	—	—	—	—	(9,889)	(9,889)
Noncontrolling interests	—	—	—	—	—	(4,003)	—	(4,003)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,464	—	13,906	—	—	13,906
Balance at March 31, 2012	1	$—	164,817	$17	$1,497,733	$404,643	$(140,287)	$1,762,106

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(3,502)	$(5,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate	(13,458)	—
Equity in loss of investments in unconsolidated real estate joint ventures	557	2,115
Distributions received from investments in unconsolidated real estate joint ventures	—	3,632
Depreciation	20,253	4,870
Amortization of deferred financing costs and principal adjustments	(418)	287
Amortization of intangibles	11,633	1,106
Amortization of deferred lease revenues and other related liabilities	(350)	(346)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(3,377)	554
Other assets	130	191
Cash provided by operating activities	11,468	6,652

Cash flows from investing activities
Acquisitions of and additions to real estate, net of cash acquired of $0.8 million for the three months ended March 31, 2012	(50,410)	(1,052)
Proceeds from sale of real estate, net	23,939	—
Investments in unconsolidated real estate joint ventures	—	(1,126)
Return of investments in unconsolidated real estate joint ventures	—	23,743
Escrow deposits	3,489	(5,121)
Other, net	(201)	(102)
Cash (used in) provided by investing activities	(23,183)	16,342

Cash flows from financing activities
Proceeds from sales of common stock	—	105,168
Mortgage principal payments	(793)	(154)
Credit facility proceeds	—	100,000
Credit facility payments	—	(101,000)
Offering costs paid	—	(9,764)
Contributions from noncontrolling interests	222	—
Distributions paid on common stock - regular	(10,860)	(7,148)
Distributions paid to noncontrolling interests	(4,226)	—
Redemptions of common stock	(15,522)	(5,329)
Other, net	165	(3)
Cash (used in) provided by financing activities	(31,014)	81,770

Net change in cash and cash equivalents	(42,729)	104,764
Cash and cash equivalents at beginning of period	655,495	52,606
Cash and cash equivalents at end of period	$612,766	$157,370

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older.  We may also invest in other types of multifamily communities, such as student housing.  Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

As of March 31, 2012, we have made wholly owned investments or joint venture equity investments (“Co-Investment Ventures”) in 39 consolidated multifamily communities.  Of the 39 consolidated multifamily communities, 34 are stabilized operating properties and five are in development.  In addition to our consolidated investments, we have one unconsolidated joint venture equity investment in another multifamily community, where the joint venture has also made a loan investment.  We also have three separate consolidated debt investments, primarily mezzanine and land loans.

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”   If a Co-Investment Venture makes an equity or debt investment in a separate entity with an additional third party equity owner, we refer to such a separate entity as a “Property Entity.”  As of March 31, 2012, only BHMP CO-JVs had investments in Property Entities.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV or the Property Entity.  We also have other Co-Investment Ventures with other real estate developers/owners.  Where we believe it is meaningful, we disclose our share of Co-Investment Venture activity, which represents amounts directly attributable to us and our wholly owned subsidiaries, based on our share of capital contributed.

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

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2012, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP at a price of $9.50 per share.  As of March 31, 2012, we have sold approximately 10.0 million shares under our DRIP for gross proceeds of approximately $95.3 million.  There are approximately 90.0 million shares remaining to be sold under the DRIP.

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

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2012 and consolidated statements of operations, equity and cash flows for the periods ended March 31, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended March 31, 2012 and 2011. Such adjustments are of a normal recurring nature.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to March 31, 2012.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months ended March 31, 2012 or 2011.

Assets Held for Sale and Discontinued Operations

Assuming we have no involvement after the sale of a multifamily community, the sale is considered a discontinued operation.  In addition, multifamily communities classified as held for sale are also considered a discontinued operation.  We generally consider assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which generally corresponds with the actual closing date.  Multifamily communities held for sale are reported at the lower of their carrying value or their estimated fair value less costs to sell.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Investment in and Advance to Unconsolidated Real Estate Joint Venture

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

Noncontrolling Interests

Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities which may require our purchase of the noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at fair value, increased or decreased for the noncontrolling interest’s share of net income or loss or the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within the Co-Investment Venture’s control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.

Non-redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities as well as Class A, preferred cumulative, non-voting membership units (“Preferred Units”) issued by subsidiary REITS.  We report our Co-Investment Venture partners’ interest in our consolidated real estate joint venture and other subsidiary interests held by third parties as noncontrolling interests.  We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash and prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of March 31, 2012 and December 31, 2011, all of our notes receivables were loans.

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

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most consolidated property acquisitions other than land acquisitions, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Pursuant to our Advisory Management Agreement (as defined below), our Advisor is obligated to reimburse us for all investment-related expenses that the Company pursues but ultimately does not consummate. Prior to the determination of its status, amounts incurred are recorded in other assets.  Acquisition costs related to unimproved or non-operating land, primarily related to developments, are capitalized.  Acquisition costs and expenses include amounts incurred with our Advisor and with third parties.

Organization and Offering Costs

Prior to the termination of our Initial Public Offering in September 2011, our Advisor was obligated to pay all of our Initial Public Offering and Private Offering organization and offering costs and we were required to make reimbursements in accordance with the Advisory Management Agreement, as amended.  Organization expenses were expensed as incurred.  Offering costs were recognized based on estimated amounts probable of reimbursement and were offset against additional paid-in capital.

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2012 or December 31, 2011.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2012 and December 31, 2011, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of March 31, 2012, no options have been issued.  For the three months ended March 31, 2012 and 2011, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of March 31, 2012 and December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

In connection with our measurements of fair value related to many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

As of March 31, 2012 and December 31, 2011, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.

Financial instruments held as of March 31, 2012 and December 31, 2011 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgage loans payable.  With the exception of our credit facility payable and mortgage loans payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.  Estimated fair values for mortgage loans payable have been determined using market pricing for similar mortgage loans payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgage loans payable as of March 31, 2012 and December 31, 2011 are as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage loans payable	$912.9	$913.6	$930.3	$937.9

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

3.                                      Business Combinations

Acquisition of Real Estate

In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve, a 149 unit multifamily community located in Dallas, Texas.  In the settlement, the Grand Reserve BHMP CO-JV agreed to acquire the Grand Reserve multifamily community by repaying the outstanding $26.2 million construction loan, assuming the existing other standard operating liabilities and receiving $0.4 million in net cash and all other standard operating assets and liabilities.  In connection with the closing, we contributed the full amount of the cash acquisition consideration in exchange for an additional 32.5% interest in the Grand Reserve BHMP CO-JV, increasing our stated, controlling ownership to 87.5%.  Prior to this transaction, the Grand Reserve BHMP CO-JV had note receivables in the Grand Reserve Property Entity with a carrying value of $5.9 million.  In conjunction with this transaction, the two note receivables were canceled.  There were no acquisitions during the three months ended March 31, 2011.

Business Combination Summary Information

The following tables present certain additional information regarding our 2012 business combination.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

2012
Acquisition
Land	$3.0
Buildings and improvements	28.3
Cash	0.8
In-place lease intangible	0.4
Other assets	0.2
Accrued liabilities	(0.6)
Other consideration (a)	(5.9)
Cash consideration	$26.2

(a)          Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve.

The amounts recognized for revenues and net losses from the business combination date to March 31, 2012 are as follows (in millions):

2012
Acquisition
Revenues	$0.4
Acquisition expenses	$0.5
Depreciation and amortization	$0.3
Net loss attributable to common stockholders	$(0.5)

The following unaudited consolidated pro forma information is presented as if the acquisition was acquired on January 1, 2011.  The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $0.5 million for the three months ended March 31, 2012.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2011, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Proforma
	For the Three Months Ended
	March 31,
	2012	2011
Revenues	$44.3	$12.1
Depreciation and amortization	$32.4	$6.5
Loss from continuing operations	$(17.2)	$(6.0)
Loss from continuing operations per share	$(0.11)	$(0.06)

We are in the process of finalizing our acquisition allocations for our 2012 acquisition, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2012 and December 31, 2011, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2012			December 31, 2011
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,759.1	$41.1	$16.4	$1,728.9	$41.3	$16.4
Less: accumulated depreciation and amortization	(59.7)	(28.4)	(0.6)	(39.5)	(17.4)	(0.5)
Net	$1,699.4	$12.7	$15.8	$1,689.4	$23.9	$15.9

Depreciation expense associated with our consolidated buildings and improvements for the three months ended March 31, 2012 and 2011 was approximately $20.3 million and $4.7 million, respectively.

Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place lease and terms ranging from three to 20 years for retail leases.  Amortization expense associated with our lease intangibles for the three months ended March 31, 2012 and 2011was approximately $11.6 million and $1.1 million, respectively.

Included in other contractual intangibles as of March 31, 2012 and December 31, 2011 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
of lease intangibles
Year	(in millions)
April through December 2012	$9.7
2013	$0.6
2014	$0.6
2015	$0.6
2016	$0.5

Assets Held for Sale, Sales of Real Estate and Discontinued Operations

During March 2012, we sold Mariposa Lofts Apartments (“Mariposa”) for a contract price of $40.0 million, before closing costs.  The purchaser assumed the $15.8 million mortgage loan payable.  We received cash of $23.9 million and recognized a gain on sale of $13.5 million.  As of December 31, 2011, Mariposa was classified as held for sale.  We had no multifamily communities held for sale as of March 31, 2012.  Assets and liabilities related to assets held for sale include the following as of December 31, 2011 (in millions):

December 31,
2011
Net operating real estate (net of accumulated depreciation of $2.8 million in 2011)	$26.1
Other assets	0.4
Total assets held for sale	$26.5

Mortgage loan payable	$15.8
Accounts payable and other liabilities	0.3
Total liabilities related to assets held for sale	$16.1

The following table shows the results of operations and gain on sale of real estate for Mariposa that have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended
	March 31,
	2012	2011
Rental revenue	$1.0	$1.0

Expenses
Property operating expenses	0.3	0.3
Real estate taxes	0.1	0.1
Interest expense	0.2	0.2
Depreciation and amortization	—	0.3
Total expenses	0.6	0.9

Income from discontinued operations	0.4	0.1
Gain on sale of real estate	13.5	—
Income from discontinued operations	$13.9	$0.1

5.                                      Investment in and Advance to Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of March 31, 2012 and December 31, 2011, we have one investment on the equity method of accounting, the Veritas Property Entity.  As of March 31, 2012 and December 31, 2011, we had an investment in and advance to this unconsolidated real estate joint venture of $23.0 million and $23.4 million, respectively.  This investment in the Veritas Property Entity is made through a separate consolidated BHMP CO-JV that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment and obtaining legally separated debt financing.  In certain circumstances the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by the subsidiary REIT.  Our ownership in the unconsolidated Veritas Property Entity is 75%.  The Veritas Property Entity capital contributions and distributions are made pro rata in accordance with ownership interests.

Through November 30, 2011, we had investments in 26 unconsolidated BHMP CO-JVs with structures similar to the one discussed in the paragraph above.  In December 2011, we and the BHMP CO-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 26 BHMP CO-JVs and MW CO-JVs effective December 1, 2011.

For the three months ended March 31, 2011, a period prior to its consolidation on December 1, 2011, the Cyan BHMP CO-JV obtained mortgage financing totaling $33.0 million and distributed all of the net proceeds to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $23.1 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the three months ended March 31, 2011.

Summarized Financial Information of Unconsolidated Joint Ventures

The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  The Waterford Place BHMP CO-JV, which we report on a consolidated basis effective April 1, 2011, is excluded from the December 31, 2011 balance sheet data as it was sold in May 2011.  Additionally the BHMP CO-JVs and MW CO-JVs consolidated on December 1, 2011, are excluded from the December 31, 2011 balance sheet data.  The balance sheet data for December 31, 2011, only includes the balances for the Veritas Property Entity as this is our only remaining unconsolidated entity.  The operating data includes operations only for periods where the investment is classified as an unconsolidated joint venture. Accordingly, the MW CO-JVs and BHMP CO-JVs are included in operating data through March 31, 2011.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	March 31,	December 31,
Balance Sheet Data:	2012	2011
Land, buildings and improvements	$62.5	$62.5
Less: accumulated depreciation and amortization	(3.7)	(3.1)
Land, buildings and improvements, net	58.8	59.4

Cash and cash equivalents	0.2	0.2
Other assets, including restricted cash	0.7	1.1
Total assets	$59.7	$60.7

Property Entity level construction and mortgage loans payable	$58.2	$58.2
Accounts payable, interest payable and other liabilities	0.5	0.8
Total liabilities	58.7	59.0

Our consolidated members’ equity	0.8	1.3
Other member’s equity	0.2	0.4
Total equity	1.0	1.7
Total liabilities and equity	$59.7	$60.7

	For the Three Months Ended
	March 31,
Operating Data:	2012	2011
Revenues:
Rental revenues	$1.3	$22.6
Interest income	—	1.5
	1.3	24.1
Expenses:
Property operating expenses	0.3	7.0
Real estate taxes	0.1	3.3
Interest expense	1.0	5.6
Depreciation and amortization	0.6	12.8
	2.0	28.7

Loss from continuing operations	(0.7)	(4.6)
Loss from discontinued operations	—	(0.2)
Net loss	$(0.7)	$(4.8)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(0.6)	$(2.1)

Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through the periods ended March 31, 2011, the date which we consolidated the real estate joint venture.   The table below shows operating results included in discontinued operations (in millions):

For the Three Months Ended
March 31,
2011
Rental revenue	$2.0

Expenses
Property operating expenses	0.4
Real estate taxes	0.3
Interest expense	0.7
Acquisition expenses	—
Depreciation and amortization	0.8
Total expenses	2.2

Loss from discontinued operations	$(0.2)

The following presents the reconciliation between our consolidated members’ equity interest in the Veritas Property Entity and our total investment in and advance to unconsolidated real estate joint venture (amounts in millions):

	March 31,	December 31,
	2012	2011
Balance of our consolidated members’ equity	$0.8	$1.3
Notes receivable to unconsolidated Property Entity	20.0	19.9
Adjustment from business combination	2.2	2.2
Investment in and advance to unconsolidated real estate joint venture	$23.0	$23.4

6.                                      Other Assets

The components of other assets are as follows (in millions):

	March 31,	December 31,
	2012	2011
Restricted cash	$4.4	$5.5
Notes receivable, net (a)	18.5	24.3
Deferred financing costs, net	6.9	7.7
Prepaid assets and deposits	3.8	4.0
Resident, tenant and other receivables	6.3	5.8
Less: other assets included in assets held for sale	—	(0.5)
Total other assets	$39.9	$46.8

(a)                                  In connection with the acquisition of the Grand Reserve multifamily community in February 2012, $5.9 million of notes receivable, net related to the Grand Reserve were cancelled.  For further discussion, see Note 3, “Business Combinations.”

7.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of March 31, 2012 are as follows (in millions):

Future Minimum
Year	Lease Payments
April through December 2012	$2.6
2013	3.7
2014	3.7
2015	3.6
2016	3.5
Thereafter	33.6
Total	$50.7

8.                                      Mortgage Loans Payable

The following table summarizes the carrying amounts of the mortgage loans payable classified by whether the obligation is of the parent company or the consolidated Co-Investment Venture as of March 31, 2012 and December 31, 2011 (amounts in millions):

			As of March 31, 2012
	March 31,	December 31,	Wtd. Average
	2012	2011	Interest Rates	Maturity Dates
Fixed rate mortgage loan payable	$30.3	$46.1	3.86%	2018
Variable rate mortgage loan payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
	54.3	70.1
Less: fixed rate mortgage loan payable included in liabilities related to assets held for sale	—	(15.8)
Total Parent Level	54.3	54.3

Fixed rate mortgage loans payable	683.0	683.5	4.18%	2013 to 2020
Variable rate mortgage loans payable	162.7	163.0	Monthy LIBOR + 3.26%	2013
	845.7	846.5
Plus: unamortized adjustments from business combinations	12.9	13.7
Total Consolidated Co-Investment Venture Level	858.6	860.2

Total Consolidated Mortgage Loans Payable	$912.9	$914.5

In March 2012, the $15.8 million mortgage loan payable related to Mariposa was assumed by the purchaser.

As of March 31, 2012, $1.7 billion of the net consolidated carrying value of real estate collateralized the mortgage loans payable.  We believe we are in compliance with all financial covenants as of March 31, 2012.

As of March 31, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Parent Level	Venture Level	Consolidated
April through December 2012	$—	$2.5	$2.5
2013	—	211.9	211.9
2014	24.0	3.3	27.3
2015	0.2	80.6	80.8
2016	0.6	164.7	165.3
Thereafter	29.5	382.7	412.2
Total	$54.3	$845.7	900.0
Add: unamortized adjustments from business combinations			12.9
			$912.9

9.                                      Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of March 31, 2012, the applicable margin was 2.08% and the base rate was 0.24% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain indirectly wholly owned multifamily communities where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.   As of March 31, 2012, $203.9 million of the net carrying value of real estate collateralized the credit facility.   The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of March 31, 2012, available but undrawn amounts under the credit facility are approximately $118.0 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2012.

10.                               Noncontrolling Interests

Non-redeemable, noncontrolling interests

As of March 31, 2012 and December 31, 2011, non-redeemable, noncontrolling interests consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
Behringer Harvard Master Partnership I LP - BHMP Co-Investment Partner	$164.0	$166.7
Milky Way Partners, L.P. - MW Co-Investment Partner	222.4	227.0
Other Co-Investment Venture partners	16.7	18.0
Preferred units	1.5	1.4
Total non-redeemable, noncontrolling interests	$404.6	$413.1

Non-redeemable, noncontrolling interest for the Co-Investment Partners represents their proportionate share of the equity in consolidated real estate ventures.  Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage.  The noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity.

As of March 31, 2012 and December 31, 2011, we have entered into 13 BHMP CO-JVs and 14 MW CO-JVs.  Our ownership interest in each BHMP CO-JV and MW CO-JV is generally 55%.  Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing.  Each BHMP CO-JV and MW CO-JV is managed by us or a subsidiary of ours.  As the manager, we have substantial operational control rights and accordingly, as of December 1, 2011 report the BHMP CO-JVs and MW CO-JVs on the consolidated method of accounting.  Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs are distributed to the members no less than quarterly pro rata in accordance with the members’ ownership interests.  BHMP CO-JV and MW CO-JV capital contributions and distributions are also made pro rata in accordance with these ownership interests. Neither of the Co-Investment Venture partners have any rights to put or redeem their ownership interests.

As discussed in Note 3, “Business Combinations”, we acquired the Grand Reserve multifamily community through a BHMP CO-JV.  We contributed $26.2 million to the Grand Reserve BHMP CO-JV which was used to pay off the outstanding construction loan at closing.  This contribution increased our controlling financial interest from 55% to 87.5%.  No gain or loss was recognized in recording the contributions, but a charge to additional paid-in capital of $2.7 was recorded for the three months ended March 31, 2012 in adjusting the noncontrolling interest.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each the BHMP CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members’ equity.  The BHMP CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which declines in value between $-0- and $25 per unit each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

Redeemable, noncontrolling interest

As of March 31, 2012 and December 31, 2011, we have one Co-Investment Venture that contains conversion rights at the option of the third-party, redeemable at fair value for a one-year period commencing on November 2011 and one Co-Investment Venture that contains provisions where it is probable that the noncontrolling interest will be redeemed at its stated amount of $0.4 million.  Additionally, during the three months ended March 31, 2012, we formed an additional Co-Investment Venture with a developer with a redeemable, noncontrolling interest of $0.5 million.  As of March 31, 2012 and December 31, 2011, the carrying amount of these noncontrolling interests were approximately $8.1 million and $8.5 million, respectively.

11.                               Stockholders’ Equity

Capitalization

As of March 31, 2012 and December 31, 2011, we had 164,816,828 and 165,086,701 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of March 31, 2012 and December 31, 2011, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of March 31, 2012.  Management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of March 31, 2012 and December 31, 2011, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa Lofts Apartments (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution will be paid in cash on July 11, 2012.  Our board of directors designated the Mariposa Distribution as a “specially designated distribution to stockholders” as such phrase is used in our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Valuation Policy”), which will reduce the purchase price per share under our Third Amended and Restated Distribution Reinvestment Plan.

The effects of the Mariposa Distribution described above will be effective on the record date for the Mariposa Distribution, which is July 6, 2012.  Effective on this date, the current price per share under our DRIP will be $9.45 per share.

Distributions, including those paid by issuing shares under the DRIP and the special cash distribution declared in March 2012, for the three months ended March 31, 2012 and 2011 were as follows (amounts in millions):

	For the Three Months Ended
	March 31,
	2012		2011
	Declared	Paid	Declared	Paid
First Quarter Distributions
Regular distributions	$24.8	$24.8	$15.9	$15.4
Special cash distribution (a)	9.9	—	—	—
Total	$34.7	$24.8	$15.9	$15.4

(a)          Declared amount is based upon number of common stockholders as of March 31, 2012.

The daily distribution amount from January 1, 2011 through the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors declared distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

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

As of March 31, 2012 and December 31, 2011, we did not have any unpaid redemptions.  We fulfilled all redemption requests properly submitted as of the respective dates.

12.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions.  These provisions apply to all BHMP CO-JVs and MW CO-JVs as well as our Co-Investment Ventures with developers.  They also apply to most BHMP CO-JV Property Entities.  Under these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2012 no such offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of March 31, 2012 and December 31, 2011, we have approximately $16.3 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.

During the three months ended March 31, 2012, we entered into a $12.0 million construction contract with a general contractor to construct Allegro II.  These construction costs are expected to be paid beginning in 2012 through the completion of the development.

13.                               Related Party Arrangements

We have no employees and are supported by related party service agreements.   We are dependent on our Advisor, Behringer Harvard Multifamily Management Services, LLC (“BHM Management”), and their affiliates for certain services that are essential to us, including, but not limited to,  investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

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

Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering in the three months ended March 31, 2012.  The following presents the components of our sale of common stock, net related to our Initial Public Offering for the three months ended March 31, 2011 (amounts in millions):

For the
Three Months Ended
Sale of common stock	March 31, 2011
Gross proceeds	$105.2
Less offering costs:
O&O Reimbursement	—
Dealer manager fees	(2.6)
Selling commissions	(7.2)
Total offering costs	(9.8)
Sale of common stock, net	$95.4

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

For the three months ended March 31, 2012, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $1.2 million. No acquisition and advisory fees were incurred for the three months ended March 31, 2011.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. No debt financing fees were incurred for the three months ended March 31, 2012.  For the three months ended March 31, 2011, our Advisor earned debt financing fees of approximately $0.1 million.

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

For the three months ended March 31, 2012 and 2011, our Advisor earned asset management fees of approximately $1.5 million in each period.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days’ prior written notice.  Further, the Property Management Agreement applies where we have control over the selection of property management.  As of March 31, 2012, 34 multifamily communities, including BHMP CO-JVs and MW CO-JVs, were subject to the Property Management Agreement.  For all other multifamily communities, an unaffiliated third party owner has selected the property manager.

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

For the three months ended March 31, 2012 and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $4.8 million and $0.8 million, respectively.

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

Included in general and administrative expenses are accounting and legal personnel costs incurred on our behalf by our Advisor for the three months ended March 31, 2012 and 2011 of approximately $0.5 million and $0.5 million, respectively.

As of March 31, 2012 and December 31, 2011, our receivables from affiliates of our Advisor were $0.2 million.  As of March 31, 2012 and December 31, 2011, our payables to our Advisor were $1.3 million and $1.0 million, respectively.

14.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Three Months Ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.3 million and $-0- in 2012 and 2011, respectively	$9.1	$2.7

Non-cash investing and financing activities:
Mortgage loan payable assumed by purchaser of asset held for sale	$(15.8)	$—
Notes receivable cancelled in connection with acquisition of real estate	$5.9	$—
Acquisition of a noncontrolling interest	$2.7	$—
Stock issued pursuant to our DRIP	$9.1	$5.5
Distributions payable - regular	$8.4	$5.7
Distributions payable - special	$9.9	$—
Accrued other investing	$3.9	$—
Accrued offering costs and dealer manager fees	$—	$0.2

15.                               Subsequent Events

We have reviewed subsequent events through May 11, 2012 and noted no subsequent events, other than the ones disclosed below.

Distributions Paid

On April 2, 2012, we paid total distributions of approximately $8.4 million, of which $3.7 million was cash distributions and $4.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of March 2012.  On May 1, 2012, we paid total distributions of approximately $4.8 million, of which $2.1 million was cash distributions and $2.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of April 2012.

Acquisition and Development Activity

In April 2012, we acquired two separate parcels of land in Dallas, Texas for a combined cost of $17.2 million for future multifamily developments, projected to include 677 units.

On April 30, 2012, we acquired a 240 unit multifamily community, located in Pembroke, Massachusetts, from an unaffiliated seller.  The purchase price was approximately $42.3 million, excluding closing costs.  Acquisition costs of approximately $0.8 million were recognized for the acquisition.  Due to the timing of this acquisition, we are unable to provide the other acquisition disclosures or finalize the acquisition allocations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 and the factors described below:

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

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of March 31, 2012, all of our investments have been in multifamily communities located in the top 50 Metropolitan Statistical Areas located in the United States (“MSA”).  We have made and intend to continue making investments both on our own and through arrangements with institutional or other real estate investors (“Co-Investment Ventures”), which may include investments through a separate entity with an additional third party owner (“Property Entity”).

As of March 31, 2012, we had 39 consolidated multifamily communities, one with an unconsolidated joint venture equity investment in another multifamily community, where the joint venture also has made a loan investment to the Property Entity, and three separate debt investments in three other multifamily communities.  We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring multifamily communities that will produce rental income and will appreciate in value within our program’s targeted life. Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

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

Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standards for home buyers. Changes in domestic financial markets can affect the stability and direction of these historical trends and can significantly affect our strategy, both favorably and unfavorably.  The supply of new multifamily communities coming into the market in the last few years has been less than historical averages.  These trends have recently shown some signs of changing, particularly related to permit activity, which while still below historical averages, is increasing.  However, whether these permits result in actual new supply and because the period required to develop new multifamily communities is 18 to 36 months, we expect there will continue to be a favorable supply position for the next two to three years.  Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership continues to decline from peaks in the last decade.  While multifamily rents have been increasing, in the near term, we believe these trends will still be favorable for multifamily demand as the key demographic population increases and single family housing options continue to be more restrictive.

While these trends have positively benefited our multifamily valuations and operations, these factors have also led to increased competition for multifamily investments, particularly in the markets and with the quality characteristics that we target. This competition has led to increased pricing for acquisitions, which has and may continue to reduce the returns on acquisitions we do complete. This may cause our acquisition strategy to include more off-market transactions or portfolio acquisitions, which may take longer to identify and close, or expand our strategy to include other markets or multifamily characteristics.  In this acquisition environment, multifamily developments may be more attractive as compared to acquisitions of stabilized multifamily communities. As of March 31, 2012, we have eight equity and debt investments in development related multifamily communities. Further, the demand for multifamily acquisitions may provide opportunities to selectively monetize our existing portfolio and may make new investments in multifamily communities with greater total return prospects.  During 2011 and the first quarter of 2012, we sold partial or entire interests in eight multifamily communities, generating cash proceeds of $152.2 million, recognizing gains of $135.4 million and increases to additional paid-in capital of $39.6 million.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a price of $9.50 per share.  As of March 31, 2012, we have sold approximately 10.0 million shares under our DRIP for gross proceeds of approximately $95.3 million.  There are approximately 90.0 million shares remaining to be sold under the DRIP.

We currently expect to offer shares under the DRIP until the sixth anniversary of the termination of our Initial Public Offering.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.  Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

In making the decision to end our primary Initial Public Offering and not commence a follow-on offering, our board considered a number of factors related to the capital needs and sources necessary to position us for the next phase in our life cycle.  These factors include the strength and size of our existing real estate portfolio, current operational and valuation conditions in the multifamily real estate market, the strength of our balance sheet, the amount of cash we have available for additional investments, as well as our access to favorable debt capital, including our existing credit facility and access to favorable financing options through Fannie Mae and Freddie Mac (each a government-sponsored enterprise, or “GSE”) and other financing providers, such as banks and insurance companies. Accordingly, with these capital sources currently available, we believe that at the completion of our acquisition phase we will own sufficient assets that meet our investment objectives.

Shares of our common stock are not currently listed on a national securities exchange.  Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

Distributions

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.  See further discussion under “Distributions” below.

Special Cash Distribution and Effects of Special Distribution

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa Lofts Apartments (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution will be paid in cash on July 11, 2012.  Our board of directors designated the Mariposa Distribution as a “specially designated distribution to stockholders” as such phrase is used in our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Valuation Policy”), which will reduce the purchase price per share under our Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).

Our board of directors has also designated the Mariposa Distribution as a “Special Distribution” as such term is used in our Second Amended and Restated Share Redemption Program (the “Amended SRP”) and, therefore, the purchase price per share paid with respect to any redemption made under the Amended SRP will be adjusted in accordance with the Amended SRP to reflect the Mariposa Distribution.

The effects of the Mariposa Distribution described above will be effective on the record date for the Mariposa Distribution, which is July 6, 2012.  Effective on this date, the current price per share under our distribution reinvestment plan will be $9.45 per share.

Co-Investment Ventures

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We define our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”   As of March 31, 2012, only BHMP CO-JVs had investments in Property Entities.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV or the Property Entity.  We also have other Co-Investment Ventures with other real estate owners.  Where we believe it is meaningful, we disclose our share of Co-Investment Venture activity, which represents amounts indirectly attributable to us and our wholly owned subsidiaries, based on our share of capital contributed.

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

The MW Co-Investment Partner is a partnership between Heitman LLC, (“Heitman”) and Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”).  NPS is the 99.9% limited partner and Heitman is the 0.1% general partner of the MW Co-Investment Partner, respectively.

As of March 31, 2012, we have 29  individual Co-Investment Ventures, of which 13 are BHMP CO-JVs, 14 are MW CO-JVs, and two are with third party U. S. developers.  These Co-Investment Ventures have equity and debt investments in 32 multifamily communities.

Structure of Co-Investment Ventures

Generally, each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner is made through a separate entity that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT, through which substantially all of the joint venture’s business is conducted.  Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing.  In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which may require us to acquire the Co-Investment Partner’s ownership interest or sell our ownership interest in a BHMP CO-JV or MW CO-JV.  We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

Each BHMP CO-JV and MW CO-JV is managed by a subsidiary of ours.  As the manager, we have control rights over operating plans.  However, without the consent of all members of the BHMP CO-JV and MW CO-JV, we as the manager may not generally approve or disapprove on behalf of the BHMP CO-JV and MW CO-JV certain protective decisions affecting the BHMP CO-JV and MW CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV’s or MW CO-JV’s investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV or MW CO-JV, or (3) incurring or materially modifying any indebtedness of the BHMP CO-JV or MW CO-JV in excess of $100,000 or causing the BHMP CO-JV and MW CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  Generally, if there are disagreements regarding these major decisions, then either member may exercise buy/sell rights.  The BHMP Co-Investment Partner and the MW Co-Investment Partner, as applicable, may remove the manager for cause and appoint a successor.

Through November 30, 2011, we had investments in 26 unconsolidated BHMP CO-JVs.  In December 2011, we and the BHMP CO-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 26 BHMP CO-JVs and MW CO-JVs effective December 1, 2011.

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

Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners.  These Property Entities own multifamily operating communities or development communities.  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken.  These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital.  The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities.  The BHMP CO-JVs consolidate all but one of these Property Entities.

Apart from investments through BHMP CO-JVs and MW CO-JVs, we have two other Co-Investment Ventures directly with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  We expect to generally provide the greater proportion of the equity capital, and for the two current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

Co-Investment Venture Partners

The 99% limited partner of our BHMP Co-Investment Partner is PGGM.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro.  We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner.  PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor.  As of March 31, 2012, approximately $6.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.  The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

The 99.9% limited partner of our MW Co-Investment Partner is NPS.  NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, the NPS fund estimated its total value at 333 trillion won (approximately $300 billion, based on exchange rates as of April 30, 2011), and counted over 3.15 million people in its beneficiary base.   The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor.  As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of March 31, 2012, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the six Property Entities, the other equity owners are national or regional domestic developers.

As of March 31, 2012, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Strategic Alternatives

In evaluating the types of opportunities discussed in this section, our board has hired an investment bank to explore strategic alternatives. These strategies could include a sale or merger of the REIT, or acquisition opportunities, including portfolios that would allow us to quickly deploy our remaining offering proceeds. There are no assurances that a liquidity event will occur or that the timing of an exit would be sooner or later than the originally targeted four- to six-year hold period.

Market Outlook

After several months of positive economic reports, March 2012 reports were a disappointment. Economic data related to employment, housing, business spending and manufacturing were below many analysts’ expectations. GDP, which had increased at 3% at the end of 2011, grew at an annualized rate of 2.2% for the first quarter of 2012.  Whether 2012 will be a repeat of the last two years, when the year started off favorably but slowed in the spring, remains to be seen.  On the positive side, there are a few differences between this period and the other years.  Oil prices, which were a significant cause for last year’s slump, have begun to moderate and with demand down, these trends may continue. The European debt crisis, although still not fully resolved, does not appear to have the same effect on the U.S. financial markets as in the past.  Also, the natural disasters that disrupted global supply chains have not reoccurred. We are also encouraged by the Federal Reserve’s statements that the recovery is still on track for modest growth. The economy has now been modestly growing for 11 consecutive quarters since the recession officially ended in 2009, but at economic growth rates far less than prior recoveries.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in the multifamily sector should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.   Single family home ownership, which had peaked at 69.2% in late 2004, is now down to approximately 65% as of April 30, 2012.  Historical home ownership figures from pre 1995 were around 64%.  At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. Historically, multifamily housing starts have been equal to approximately 2% of existing supply.  Currently, starts for many locals are still below that average, some significantly off historical averages. We believe that these fundamentals will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  Some analysts’ reports are already starting to indicate that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income to maintain rental growth.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  In the last 15 months, five and ten year treasury rates have declined approximately 1%, and as of March 31, 2012, are approximately 1% and 2%, respectively.  GSEs have been a core source for multifamily financing, providing a base level of support for the sector.  However, lender competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that the European debt crisis, future legislative restrictions on GSE multifamily lending, or inflationary or capital pressures could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

In the event of changing financial market conditions , we believe the Company is financially well positioned to execute our strategy.  As of March 31, 2012, we held cash and cash equivalents of approximately $612.8 million and had borrowing capacity from our line of credit of $118.0 million. Our cash position is over 65% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 78% of our share of debt is at long term, fixed rates. We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility in the world economy, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

Based on the demand, supply and financing fundamentals outlined above, higher quality multifamily communities are currently considered a favored class for real estate investors. Accordingly, competition for new multifamily acquisitions is strong, where we compete with companies that have significant capital positions and access to capital. This has led to increased pricing for multifamily communities, particularly institutional quality communities but to some degree in all multifamily sectors. Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Consequently, multifamily values have increased and capitalization rates have compressed. As capitalization rates on new acquisitions compress our initial income returns could decrease.  Our approach in this investing environment is to continue to focus on high quality, core assets in institutional markets where there are barriers to entry for new multifamily communities; however, if capitalization rates compress and other market factors arise, we may expand to other sub-markets or multifamily assets with different characteristics for age and type. We generally will not participate in heavily bid acquisitions but will seek out properties and situations where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Previous situations where these strengths have provided us with acquisition opportunities include lender short sales, failed condominiums and debt restructurings. We will also seek portfolio or merger opportunities which could allow us to make larger investments in a more cost effective structure. However, such acquisitions may require longer periods to identify and close the transaction, which could result is us remaining in cash for a longer period than we had previously anticipated.

Conversely, the favorable multifamily fundamentals have and may continue to provide opportunities to strategically monetize certain of our investments.  In May 2011, we sold our 55% interest in the Waterford Place multifamily community for a gross sales price of $110 million ($108.6 million net of closing costs).  This compared to its gross acquisition cost of $79.7 million in September 2009.  Our portion of the gain recorded in accordance with accounting principles generally accepted in the United States of America (“GAAP”) resulting from the sale was $18.1 million.  For this sale, we were able to selectively dispose of one of our older multifamily communities located in a suburban area and recycle the proceeds into a recently completed, highly amenitized, high-rise multifamily community in downtown San Francisco.  In December 2011, we sold partial interests in six multifamily communities, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million, and an increase to additional paid-in capital of $39.6 million.  For these sales, we were able to lock in a portion of the gain while holding partial interests for potential future returns with an institutional partner.  We also sold a multifamily community in March 2012, realizing cash proceeds of $23.9 million and a GAAP gain of $13.5 million. While there is no assurance that these trends will continue, we believe we may have other opportunities to sell appreciated investments and recycle the capital into multifamily communities with more favorable total return prospects or return to our stockholders through common stock distributions.

We believe that the projected demand for new developments may also provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account.  GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations.  Banks and other debt providers tend to limit financing to approximately 60% of total costs.  These limitations, which may only increase if the U.S. experiences an overall economic slowdown, may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years).  We currently have a mezzanine loan investment for $10.5 million and two mortgage land loans to developers for planned multifamily redevelopments totaling $9.1 million.  One of these land loans has an option allowing us to elect to participate in the development through an equity investment.  We will also evaluate developments for our own account or with development partners that meet our investment criteria.  We currently have seven developments in various stages of completion.  As of March 31, 2012, total projected cost is estimated at $290.3 million of which $55.7 million has been incurred. These developments are estimated to add 1,593 units to our existing multifamily portfolio of operating properties.

Property Portfolio

The table below presents physical occupancy and monthly rental rate per unit by geographic region for all of our consolidated and unconsolidated stabilized multifamily communities (including one with only a consolidated debt investment) as of March 31, 2012 and December 31, 2011:

			Physical Occupancy Rates (b)		Monthly Rental Rate per Unit (c)
	Number of	Number of	March 31,	December 31,	March 31,	December 31,
Geographic Region (a)	Communities	Units	2012	2011	2012	2011
Florida	2	704	92%	92%	$1,431	$1,430
Georgia	2	493	97%	96%	1,153	1,133
Mid-Atlantic	5	1,412	94%	92%	1,871	1,850
Mid-West	1	298	94%	95%	2,042	2,009
Mountain	5	1,594	94%	93%	1,270	1,257
New England	3	700	93%	92%	1,504	1,506
Northern California	4	751	96%	95%	2,022	1,989
Northwest	2	540	91%	90%	1,305	1,312
Southern California	4	889	89%	88%	2,080	2,066
Texas	7	2,248	95%	96%	1,280	1,257
Totals	35	9,629	94%	93%	$1,543	$1,520

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

•                  Our portfolio includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods in Southern California.

(b)         Physical occupancy is defined as the residential units occupied for stabilized properties as of March 31, 2012 or December 31, 2011 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2012, the total gross leasable area of retail space for all of these communities is approximately 173,000 square feet, which is approximately 2% of total rentable area.  As of March 31, 2012, all of the communities with retail space are stabilized, and approximately 72% of the 173,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)          Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2012 and December 31, 2011 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended March 31, 2012 and 2011, these other charges were approximately $3.6 million and $2.6 million, respectively, approximately 8% of total combined revenues for both periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents number of communities and units by geographic region that are currently in development, including debt investments, as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity Investments:
Florida	1	180	—	—
Northern California	1	163	1	163
Texas	3	573	2	342
Total Equity Investments	5	916	3	505

Debt Investments:
Georgia	1	295	1	295
Southern California	1	113	1	113
Texas	1	320	1	320
Total Debt Investments	3	728	3	728
Total Development	8	1,644	6	1,233

Results of Operations

Because of our recent acquisitions and dispositions, we have experienced an increase in the proportion of our stabilized multifamily communities and consolidated multifamily communities.  These portfolio increases have contributed to significant increases in many of our financial results.   A summary of our multifamily communities as of March 31, 2012, December 31, 2011, and March 31, 2011 is as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Consolidated communities	42	41	11
Investments in unconsolidated real estate joint ventures	1	1	23
Total	43	42	34

Stabilized communities	35	36	30
Lease up communities	—	—	3
Development	8	6	1
Total	43	42	34

Effective December 1, 2011, we consolidated 23 BHMP CO-JVs and MW CO-JVs as a result of our sale of joint venture interests to the MW Co-Investment Partner and simultaneous amendment of all of our BHMP CO-JV operating agreements with the BHMP Co-Investment Partner whereby we obtained the controlling financial interest of each of these Co-Investment Ventures.  These transactions have affected the comparability of our financial statements for the three months ended March 31, 2012 as compared to 2011.

Additionally, subsequent to March 31, 2011, we acquired controlling interests in three multifamily communities through a consolidated BHMP CO-JV and one acquisition through a previously unconsolidated BHMP CO-JV.  These 2011 acquisitions are contributing to increased results for the three months ended March 31, 2012.

Further, all of our lease up multifamily communities have transitioned to stabilized operations. As of March 31, 2011, we had interests in three communities that were in lease up. As of March 31, 2012, all three of these communities were stabilized, producing increased net operating income.

The three months ended March 31, 2012 as compared to the three months ended March 31, 2011

As discussed above, the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 along with the consolidation of Waterford Place and the three acquisitions from the second quarter of 2011 has significantly affected the comparability of our 2012 results with 2011.  Related to operations, our rental revenues for the three months ended March 31, 2012 were $31.0 million higher due to the 2011 and 2012 business combinations accounting for the majority of the 285%  increase in rental revenues over the three months ended March 31, 2011.  Similarly, the increases to property operating expenses and real estate taxes of over 200% were substantially related to the business combinations.   Depreciation and amortization expense related to the 2011 and 2012 business combinations was $27.4 million for the three months ended March 31, 2012, an increase of greater than 400% over depreciation and amortization expense for the comparable period of 2011.

As an aid to analyzing our results for the three months ended March 31, 2012 compared to the comparable period of 2011, the following table reflects the 2012 results as reported in the consolidated statements of operations less the effect of all of the 2011 and 2012 business combinations to provide a comparable comparison of 2012 to 2011, excluding business combinations (in millions):

		Less: 2012	Less: 2012	2012 Results		Current
		Amounts Related	Amounts Related	net of		Quarter
		to 2011	to 2012	2011 and 2012		Change Net
		Business	Business	Business		of Business
For the Three Months Ended March 31,	2012	Combinations	Combinations	Combinations	2011	Combinations
Rental revenues	$43.9	$(30.6)	$(0.4)	$12.9	$11.4	$1.5

Expenses
Property operating expenses	12.2	(8.3)	(0.1)	3.8	3.6	0.2
Real estate taxes	5.9	(3.9)	(0.1)	1.9	1.8	0.1
Asset management fees	1.6	—	—	1.6	1.5	0.1
General and administrative expenses	1.5	(0.2)	—	1.3	1.0	0.3
Acquisition expenses	0.5	—	(0.5)	—	—	—
Interest expense	8.7	(6.6)	—	2.1	1.6	0.5
Depreciation and amortization	32.4	(27.1)	(0.3)	5.0	6.0	(1.0)
Total expenses	62.8	(46.1)	(1.0)	15.7	15.5	0.2

Interest income	2.0	(0.8)	—	1.2	0.3	0.9
Equity in loss of investments in unconsolidated real estate joint ventures	(0.5)	—	—	(0.5)	(2.1)	1.6
Loss from continuing operations	(17.4)	14.7	0.6	(2.1)	(5.9)	3.8

Income from discontinued operations
Income from discontinued operations	0.4	—	—	0.4	0.1	0.3
Gain on sale of discontinued operations	13.5	—	—	13.5	—	13.5

Net loss	(3.5)	14.7	0.6	11.8	(5.8)	17.6
Net loss attributable to noncontrolling interests	7.9	(7.9)	—	—	—	—
Net income (loss) attributable to common stockholders	$4.4	$6.8	$0.6	$11.8	$(5.8)	$17.6

Where the headings below refer to adjusted amounts, we are describing the activity net of the 2011 and 2012 business combinations.   For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2012 results to 2011 results.

Rental Revenues Adjusted.  Rental revenues for the three months ended March 31, 2012 were approximately $12.9 million compared to $11.4 million for the three months ended March 31, 2011.  Physical occupancy for the stabilized communities as of March 31, 2012 was 94% as compared to 90% as of March 31, 2011.   All of our properties were stabilized as of March 31, 2012.  Monthly rental rates per units for stabilized communities increased 3.2% as of March 31, 2012 compared to March 31, 2011. We also expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses Adjusted.   Property operating and real estate tax expenses for the three months ended March 31, 2012 and 2011 were approximately $5.7 million and $5.4 million, respectively.  This increase is principally a result of off-site personnel costs reimbursed to an affiliate of our Advisor, Behringer Harvard Multifamily Management Services, LLC, (“BHM Management”) in accordance with our property management agreement with BHM Management.  For the three months ended March 31, 2011, BHM Management waived reimbursement of these costs.  We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

General and Administrative Expenses Adjusted.  The increase in general and administrative expenses of $0.3 million for the three months ended March 31, 2012 compared to the same period of 2011 was principally due to investor relations cost which includes cost of stock transfer agent.  Prior to the close of our Initial Public Offering in September 2011, these investor relations cost were recorded in organization and offering expenses and were charged as reductions to additional paid-in capital as a component of our sale of common stock.

Acquisition Expenses.  Acquisition expenses for the three months ended March 31, 2012 were approximately $0.5 million and related to our acquisition of the Grand Reserve.  The majority of the acquisition expenses were fees and expenses due to our Advisor.  We did not incur any acquisition expenses for the three months ended March 31, 2011.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense Adjusted. Interest expense for the three months ended March 31, 2012 was approximately $2.1 million compared to $1.6 million for the three months ended March 31, 2011.  The increase was principally due to increased borrowing related to our mortgage loans payable which increased during 2012 as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities.  The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate.  Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees, which have increased as a result of our reduced borrowings under the credit facility, were $0.6 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively.

Depreciation and Amortization Adjusted.  Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was approximately $5.0 million and $6.0 million, respectively.   Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decrease is attributable to decreased amortization expense as in-place lease intangibles became fully amortized during 2011.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income Adjusted. Interest income, which primarily included interest earned on our cash equivalents, for the three months ended March 31, 2012 and 2011, was approximately $1.2 million and $0.3 million, respectively.  Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Our average balance of cash equivalents for the three months ended March 31, 2012 was $634.1 million compared to $105.0 million for the three months ended March 31, 2011.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  For both three months periods in 2012 and 2011, interest rates continue to be at historical low interest rates, with no significant change between the periods.  Additionally, during 2011, we invested in one mezzanine loan and two land loans and earned interest income of $0.6 million on these loans.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended March 31, 2012 was approximately $0.5 million compared to approximately $2.1 million for the three months ended March 31, 2011.  The decrease in equity in loss of joint venture investments is due to a decrease in the number of unconsolidated joint ventures from 23 as of March 31, 2011 to 1 as of March 31, 2012.

Income from Discontinued Operations. The income from discontinued operations relates to the sale of Mariposa Lofts Apartments (“Mariposa”) in March 2012.  The operations of Mariposa for the three months ended March 31, 2012 and 2011 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $13.5 million for the three months ended March 31, 2012 represents the gain recognized from the sale of Mariposa.  There were no other property dispositions during the three months ended March 31, 2012 or 2011.

Net Loss Attributable to Noncontrolling Interests.  Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, and the Grand Reserve BHMP CO-JV effective February 15, 2012 and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities. There were no noncontrolling interests for the three months ended March 31, 2011.

Due to the activity resulting from our investment program, including the consolidation of previously unconsolidated investments in real estate joint ventures, we have few comparable operating multifamily communities through March 31, 2012.  Accordingly, same store reporting is currently not meaningful.

We review our investments for impairments in accordance with GAAP. For the three months ended March 31, 2012 and 2011, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2011 to March 31, 2012.

Total real estate, net increased approximately $35.8 million principally as a result of our acquisition, through a BHMP CO-JV, of the Grand Reserve, a 149 unit multifamily community for $31.3 million and $22.8 million of expenditures related to our development program.  These increases were partially offset by depreciation expense of $20.3 million for the three months ended March 31, 2012.

Cash and cash equivalents decreased $42.7 million principally as a result of the Grand Reserve acquisition and expenditures related to the development program discussed above.  This decrease was partially offset by the receipt of proceeds of $23.9 million from the sale of Mariposa in March 2012.

Assets held for sale and liabilities related to assets held for sale decreased as the sale of Mariposa closed in March 2012.

Intangibles, net decreased $11.3 million due to normal amortization of intangible assets during the three months ended March 31, 2012.

Distributions payable increased $9.9 million as a result of the special cash distribution declared by the board of directors in March 2012.  See further discussion in Note 11, “Stockholders’ Equity — Distributions” to our consolidated financial statements in Part I, Item 1.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2011 acquisition activity and the transition of multifamily communities from lease up to stabilized operations.  We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily communities, but then once invested, we expect a decline in our acquisition activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Cash flows provided by operating activities for the three months ended March 31, 2012 were $11.5 million as compared to cash flows provided by operating activities of $6.7 million for the same period in 2011.  The increase in cash provided by operating activities is primarily due to the acquisitions of consolidated multifamily communities and increased stabilized multifamily community activities noted above.  A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges increased by $25.2 million for the three months ended March 31, 2012 as compared to the same period in 2011.  This significant increase in depreciation and amortization is a result of the consolidation of the BHMP CO-JVs and MW CO-JVs on December 1, 2011.  The increase in depreciation and amortization is partially offset by the $13.5 million gain from the sale of Mariposa which is also a non-cash adjustment to cash flows provided by operating activities.  Distributions received from investments in unconsolidated real estate joint ventures were $3.6 million for the three months ended March 31, 2011.  We did not receive any distributions from our one unconsolidated investment for the three months ended March 31, 2012.  We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities.   We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities as we invest the remaining cash from our Initial Public Offering.

Cash flows used in investing activities for the three months ended March 31, 2012 were $23.2 million compared to cash flow provided by investing activities of $16.3 million during the comparable period of 2011.  The increase in cash used in investing activities was principally due to our acquisition, through a BHMP CO-JV, of the Grand Reserve and land for future development related to our development program.  This increase in cash used in investing activities was partially offset by the sale of Mariposa during the three months ended March 31, 2012 which generated net cash proceeds of $23.9 million.  Although we do expect to continue to strategically dispose of other multifamily investments, we currently do not expect sales of this magnitude in the near term.  There were no sales in the same period in 2011.  We had no new investments in unconsolidated real estate joint ventures for the three months ended March 31, 2012.  As all but one of our Co-Investment Ventures are consolidated, we may have fewer investments in unconsolidated real estate joint ventures in future periods. Providing a source of investing cash flow for the three months ended March 31, 2011 were BHMP CO-JV distributions related to a financing for the Cyan/PDX BHMP CO-JV.  As all BHMP CO-JVs and MW CO-JVs were consolidated in December 2011, we had no distributions related to financings for the three months ended March 31, 2012.

Cash flows used in financing activities for the three months ended March 31, 2012 were $31.0 million compared to cash flows provided by financing activities of $81.8 million for the three months ended March 31, 2011.  For the three months ended March 31, 2011, net proceeds from our Initial Public Offering were approximately $95.4 million.  There were no net proceeds from our Initial Public Offering for the three months ended March 31, 2012, as our Initial Public Offering ended in September 2011.  For the three months ended March 31, 2012, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2011.  Additionally, redemptions for the three months ended March 31, 2012 increased by $10.2 million over the comparable period of 2011.

Liquidity and Capital Resources

With the completion of our Initial Public Offering, the Company has cash and cash equivalents of $612.8 million as of March 31, 2012.  We intend to deploy these funds for additional investments in multifamily communities, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, as well as other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions and investments.

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

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility. As of March 31, 2012, our cash and cash equivalents balance was $612.8 million, compared to $655.5 million as of December 31, 2011. The decrease is primarily due to the acquisition, through a BHMP CO-JV,  of the Grand Reserve and development expenditures during the first three months of March 31, 2012.  For the year ended December 31, 2011, we received gross proceeds from our Initial Public Offering and our DRIP of approximately $638.0 million and cash proceeds from our sale of partial interests to the MW Co-Investment Partner of $100.6 million.

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

With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $11.5 million for the three months ended March 31, 2012 compared to $6.7 million for the comparable period in 2011.  The increase in cash flow from operating activities is principally due to the conversion from equity accounting for most of our Co-Investment Ventures to consolidated accounting.  We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed.

With our positive cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are paid from lender escrows, which are either funded by us monthly, or from elective internal cash reserves.  Further, we expect our operating cash flows to benefit from our new acquisitions in 2011, and accordingly, do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

During our Initial Public Offering, we experienced significant increases in our total common stock outstanding.  With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, effective April 1, 2012, our board of directors set our second quarter distribution rate to an annual rate of 3.5%, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6%. This reduction, if continued for the remainder of 2012, would reduce our distributions payable and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.

On March 29, 2012, our board of directors authorized the Mariposa Distribution related to the gain from sale of Mariposa Lofts Apartments (“Mariposa”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The distribution will be paid in cash on July 11, 2012 and is expected to be paid from our existing cash balances.  See further discussion of the Mariposa Distribution above under “Overview — Distributions — Special Cash Distribution and Effects of Special Distribution.”

We expect to fund redemptions of our common stock pursuant to our share redemption program, the limitations of which are further described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds”, from our cash balances, cash flow from operating activities and the other sources noted in our discussion of short-term and long-term liquidity.  For the three months ended March 31, 2012, redemptions increased to $15.5 million compared to $5.3 million in the comparable period in 2011.  We fulfilled all redemption requests properly submitted during the applicable periods.  If redemption trends continue to increase, we will have to reserve additional cash for redemptions, which could reduce the amount available for new investments.  Additionally, if redemption trends continue to increase, we may reach our share redemption program’s limit on the maximum amount of redemptions and may be forced to satisfy redemption requests on a pro rata basis. See “Share Redemption Program” in Part II, Item 2 for further discussion of the limitation on redemptions.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of March 31, 2011, we may additionally draw approximately $118.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of		For the Three Months Ended
	March 31, 2012		March 31, 2012
				Average	Maximum
	Balance	Interest	Average Balance	Interest	Balance
	Outstanding	Rate	Outstanding	Rate (a)	Outstanding

Borrowings	$10.0	2.32%	$10.0	2.35%	$10.0

(a)          The average rate is based on interest rates for the period.

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

As discussed above, we have $612.8 million of cash and cash equivalents as of March 31, 2012 and we expect to use a substantial portion of these funds for additional investments in multifamily communities and to refinance existing mortgage and construction financings. The actual amount invested will depend on the extent we are able to supplement these funds with other long term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses.

We may make equity or debt acquisitions in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, such as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners.   As of March 31, 2012, approximately $6.9 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $17 million.  PGGM is an investment vehicle for Dutch pension funds.  We understand PGGM has assets that exceed over 4 billion euro. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.  As of March 31, 2012, we do not have any firm commitments from other entities.

As of March 31, 2012, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $8.5 million.  We anticipate using the remaining proceeds of the primary portion of our Initial Public Offering and other sources described in this section to fund any amounts required.   As of March 31, 2012, other than the developments described above, we do not have any firm commitments to fund any other Co-Investment Ventures.

As of March 31, 2012, we have three wholly owned debt investments and one debt investment through a BHMP CO-JV.  The full amount of the commitment has been funded for each of these debt investments.  We believe each of the borrowers are in compliance with our debt agreements.

As of March 31, 2012, we and our BHMP CO-Investment Partner have six equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $35.0 million to Property Entities as of March 31, 2012.  These Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of March 31, 2012, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

For each equity investment, we will also evaluate the use of new or existing debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the Co-Investment Venture level or at the Property Entity level, where there are unaffiliated third party partners.  For wholly owned acquisitions, we may acquire communities with all cash and then once a sufficient portfolio of unsecured communities are in place, obtain unsecured financing.

As a part of the BHMP CO-JV and MW CO-JV governing agreements, the BHMP CO-JVs and MW CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the Co-Investment Venture’s property fair values unless the Co-Investment Partner approves a greater leverage rate.  Based on current market conditions and our investment and borrowing policies, we would expect our share of property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization of our portfolio.

If property debt is used we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgage loans payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2012, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

In relation to historical averages, favorable long term, fixed rate financing terms are currently available for high quality multifamily communities. As of March 31, 2012, the weighted average interest rate on our company level and Co-Investment level communities fixed interest rate financings was 3.9% and 4.2%, respectively.  As of March 31, 2012, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was 6.4 and 5.0 years, respectively.  As of March 31, 2012, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at March 31, 2012 was 0.24%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.3	3.86%	2018	$30.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (c)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	64.3			64.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	683.0	4.18%	2013 to 2020 (c)	373.0
Permanent mortgages - variable interest rate	93.7	Monthy LIBOR + 3.64%	2013 (c)	37.2
Construction loan - variable interest rate (b)	69.0	Monthy LIBOR + 2.75%	2013	29.5
	845.7			439.7
Plus: Unamortized adjustments from business combinations	12.9
Total Co-Investment Venture Level - Consolidated	858.6

Co-Investment Venture Level - Unconsolidated:
Construction loan - variable interest rate (b)	37.1	Monthy LIBOR + 2.75%	2012 (c)	15.3
Total Co-Investment Venture Level - Unconsolidated	37.1			15.3

Total All Levels	$960.0			$519.3

(a)        Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our share of contributed capital, as applicable.   These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.

(b)       This loan was originated during the construction phase of the multifamily community.  The multifamily community is now operating and stabilized.

(c)          Includes loan(s) with one or two-year extension options for a fee of generally 25 basis points.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2012, we believe the respective borrowers were in compliance with these covenants.   The above table excludes inter entity debts owed to Co-Investment Ventures or us and does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

Contractual principal payments for each of the five subsequent years and thereafter are as follows (in millions):

		Consolidated	Unconsolidated
	Company	Co-Investment	Co-Investment
Years	Level	Venture Level	Venture Level	Our Share
April through December 2012	$—	$2.5	$37.1	$16.7
2013	$—	$211.9	$—	$92.9
2014	$24.0	$3.3	$—	$25.8
2015	$0.2	$80.6	$—	$44.5
2016	$0.6	$164.7	$—	$91.1
Thereafter	$39.5	$382.7	$—	$248.3

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

Although the Co-Investment and Property Entity construction loans payable are not our direct responsibility, these construction loans payable will require permanent financing at their maturity dates, including any extension options.  In obtaining permanent financing, we, the Co-Investment Venture, or Property Entity may be required to pay off or partially pay down the construction loans payable.  In the past three years, the Co-Investment Ventures made additional equity investments in six multifamily communities to retire or partially pay down other construction loans. Our share of these loan payments was approximately $72.8 million. Generally, the instances where the entire loans were paid off were due to situations where the Co-Investment Venture was able to acquire 100% of the ownership interest in the multifamily community and the lenders were not willing to reduce the interest rate to market or were willing to accept a discount to extinguish the construction loan. Generally, the instances where the loans were partially paid down were due to situations where the Co-Investment Venture acquired less than 100% of the ownership in a community or the Co-Investment Venture was seeking short-term bridge financing, and the lenders required lower leverage. We believe we bettered our economic position in each of these situations, either from a loan discount, a loan extension, priority equity distribution terms and/or the ability to refinance at lower interest rates. Although each situation has its own circumstances and involves different lenders and third party owners, we, the Co-Investment Ventures, or Property Entities may decide to make additional investments in the remaining two multifamily communities which have construction loans. Our share of any financing pay downs for the other Property Entities could also be significant and we would expect to use the remaining proceeds from our Initial Public Offering or other sources discussed in this section to fund any such amounts. Such fundings could affect our ability to make other investments.

GSEs have been an important financing source for multifamily communities.  Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations.   As of March 31, 2012, approximately 54% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.  Since 2010, other loan providers, primarily insurance companies and to a lesser extent banks, have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long term liquidity may be increased leverage on our existing investments.  As of March 31, 2012, the leverage on our portfolio, as measured by GAAP cost, was approximately 47%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In addition, as of March 31, 2012, three of our Co-Investment Ventures have multifamily communities with total carrying values of approximately $107.4 million that are not encumbered by any secured debt.  Subsequent to March 31, 2012, the Grand Reserve BHMP CO-JV closed a seven year, $21.0 million mortgage at a fixed rate of 3.41%.  Substantially all of the proceeds were distributed to us.

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

Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements were required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.  During the three months ended March 31, 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.5 million.

Our board, in its discretion or as required under REIT tax requirements, could distribute all or portions of the proceeds to our stockholders as a special cash distribution.  In March 2012, our board declared a $0.06 per share special cash distribution related to the sale of the Mariposa.  (See “Distributions” section below.)  There is no assurance the board will declare any special distributions in the future.

Our development program includes both equity and loan investments. Equity investments are structured on our own account or with Co-Investment Partners.  Loan investments include mezzanine loans and land loans.  One of the land loans includes an option to convert into equity at our option.  The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development program as of March 31, 2012 (amounts in millions):

				Total		Our Share
				Costs Incurred	Total	of Total	Estimated
				as of	Estimated	Estimated	Completion	Effective
Community	Location	Type	Units	March 31, 2012	Costs	Costs	Date	Ownership (a)
Equity investments as of March 31, 2012:
7 Rio (b)	Austin, TX	Co-Investment Venture	221	$6.7	$57.8	$57.8	3rd Quarter 2014	90%
Allegro Phase II	Addison, TX	Wholly owned	121	2.3	16.4	16.4	3rd Quarter 2013	100%
Renaissance Phase II	Concord, CA	BHMP CO-JV	163	8.1	38.1	21.0	2nd Quarter 2014	55%
The Franklin	Delray Beach, FL	Wholly owned	180	11.2	32.7	32.7	4th Quarter 2013	100%
West University (b)	Houston, TX	Co-Investment Venture	231	10.2	41.3	41.3	3rd Quarter 2014	80%
Total equity investments as of March 31, 2011			916	38.5	186.3	169.2

Equity investments made subsequent to March 31, 2012:
Fairmount (b)	Dallas, TX	Co-Investment Venture	299	—	45.3	45.3	3rd Quarter 2014	80%
Victory Park (b)	Dallas, TX	Co-Investment Venture	378	—	58.7	58.7	2nd Quarter 2014	70%
Total equity investments made subsequent to March 31, 2012			677	—	104.0	104.0

			1,593	$38.5	$290.3	$273.2

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

					Amounts	Fixed
				Total	Advanced at	Interest	Maturity	Effective
Community	Location	Type	Units	Commitment	March 31, 2012	Rate	Date	Ownership (a)
Loans:
Brookhaven	Atlanta, GA	Land loan (b)	295	$4.2	$4.2	10%	August 2012	100%
Pacifica	Costa Mesa, CA	Land loan option (c)	113	4.9	4.9	10%	October 2012	100%
The Domain	Houston, TX	Mezzanine loan	320	10.5	9.3	14%	April 2014	100%
			728	$19.6	18.4

(a)                                      Effective ownership represents our current ownership percent in the mezzanine or land loan.

(b)                                     We have elected not to convert our land loan into an equity investment. Accordingly, the amount for total commitment represents the amount funded.

(c)                                      Our option period to convert our land loan to an equity investment expires June 15, 2012.  If we elect to convert to an equity investment, we anticipate that we will be responsible for funding all of the development costs and the Co-Investment Partner will be entitled to back end interests based on the development achieving certain total returns.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of March 31, 2012, we have entered into construction contracts and other agreements for $12.0 million related to Allegro II.  These construction costs are expected to be paid through the estimated completion of the project in the third quarter of 2012.  We expect to enter into construction contracts during the remainder of 2012.

Based on current market information, we believe construction financing is available for each of these developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  If we do elect to obtain construction financing, we believe it would be obtained at 50-60% of cost and at floating rates in the range of 250 basis points to 300 basis points over 30-day LIBOR.  As of March 31, 2012, 30-day LIBOR was 0.24%.  If long-terms are attractive, we may also initially obtain permanent financing during the development. There is no assurance that such terms would still be available at the time of any financing.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of  any deferred maintenance at the time of the acquisition.  As of March 31, 2012, the remaining amounts of deferred maintenance for these recent acquisitions is not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. Other than as discussed above, as of March 31, 2012, neither we nor any of the Co-Investment Ventures have any other significant commitments for property capital expenditures for operating multifamily communities.

On April 30, 2012, we acquired a 240 unit multifamily community in Pembroke, Massachusetts for a contract purchase price of $42.3 million.  The purchase was funded from our existing cash balance.

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

Given the degree of our remaining proceeds from our Initial Public Offering and the competition for acquisition of multifamily communities, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments.  During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.   There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target. In addition, to the extent our investments are in properties in lease up, development or redevelopment projects or properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation of these types of investments.  As development, lease-up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  In addition, from time to time, our Advisor has agreed to waive or defer all or certain fees, expenses or incentives due to it.  There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

As discussed above under “Overview — Distributions — Special Cash Distribution and Effects of Special Distribution,”  our board of directors authorized a special cash distribution related to the sale of Mariposa Lofts Apartments in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The distribution will be paid in cash on July 11, 2012.  Effective on the record date, the current price per share under our DRIP will be $9.45 per share.

The following tables show the regular distributions paid and declared and the special cash distribution declared for the three months ended March 31, 2012 and  2011 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions	Distributions		Cash Flow	Total	Declared
	Paid in	Reinvested		from Operating	Distributions	Distributions
	Cash	(DRIP)	Total	Activities	Declared	Per Share
First Quarter 2012:
Regular distributions	$10.9	$13.9	$24.8		$24.8	$0.150
Special cash distributions	—	—	—		9.9	0.060
Total	$10.9	$13.9	$24.8	$11.5	$34.7	$0.210

First Quarter 2011:
Regular distributions	$7.1	$8.3	$15.4	$6.7	$15.9	$0.148

Although cash flow from operating activities increased by over 70% from the first quarter of 2011 to 2012, regular distributions exceeded cash flow from operating activities by a larger margin in the same period due to the increased common stock outstanding as a result of our Initial Public Offering.  As we invest the remaining proceeds from our Initial Public Offering and as our development projects are completed and leased, we expect our cash flow from operating activities to increase.

The special cash distribution, as declared by our board, was related to the sale of Mariposa in March 2012 as discussed above.  The sale resulted in net proceeds of $23.9 million and a GAAP gain, including the effects of GAAP depreciation and amortization, of $13.5 million.  We expect to fund the distribution from the cash proceeds of the sale.  While we may from time to time have an opportunity to dispose of a multifamily community, there is no assurance that our board will declare other special cash distributions.

During the first quarters of 2011 and 2012, our regular cash distributions in excess of our cash flow from operations were funded from our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million.  In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million.  In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million.

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to the stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.   With the change, our distribution rate is expected to be more in line with our estimated earnings and cash flow from operations after all of the proceeds from the Initial Public Offering are invested.  Further, the adjustment in the regular distribution rate is expected to allow the Company to be more competitive in acquiring multifamily communities with less of a dilutive effect of paying distributions in excess of current earnings and cash flow from operations.

Over the long term, as we continue to invest the remaining proceeds from our Initial Public Offering in income producing multifamily communities and real estate related investments, we expect that more of our distributions (except with respect to distributions related to sales of our assets, which may include special distributions) will be paid from our share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of March 31, 2012, we had one investment in an unconsolidated joint venture, Veritas, which was made through the Veritas BHMP CO-JV.  While we consolidate the Veritas BHMP CO-JV, the investment in the Veritas Project Entity is recorded on the equity basis of accounting.  This investment is a variable interest entity but is not consolidated because the Veritas BHMP CO-JV’s ownership interest in the Veritas Property Entity is as a limited partner, and we or the BHMP CO-JV do not control the Veritas Property Entity. See the “Critical Accounting Policies and Estimates” section below for additional discussions of our consolidation policies and critical assumptions.

As of March 31, 2012, the Veritas BHMP CO-JV has a mortgage loan investment outstanding in the Property Entity of $20.0 million.  The Veritas Property Entity and its affiliates have provided the Veritas BHMP CO-JV with collateral interests in the underlying property, improvements, and their interests in the Veritas Property Entity.  The Veritas Property Entity has also obtained additional financing that is senior to the Veritas BHMP CO-JV mezzanine loan investment and its equity investment. The senior loan is secured by the Veritas multifamily community.  We or the Veritas BHMP CO-JV have no contractual obligations on this senior level financing obtained by the Property Entity.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Substantially all of our Co-Investment Ventures include buy/sell provisions.  These provisions apply to all BHMP CO-JVs and MW CO-JVs as well as our Co-Investment Ventures with developers.  They also apply to Property Entities of BHMP CO-JVs.  Under these provisions and during specific periods, a Co-Investment Partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  These buy/sell provisions could results in us selling an investment or acquiring an investment earlier than we prefer.  It may also require us to maintain additional liquidity so we are able to maintain leverage during the buy/sell process.  As of March 31, 2012, no such offers are outstanding.  We are currently in negotiations with the other partners in the Bailey’s Crossing BHMP CO-JV and The Cameron BHMP CO-JV to buy out their interests in these joint ventures.  These negotiations may include a payoff of the mortgage loans for the

Bailey’s Crossing Property Entity and The Cameron Property Entity. Our investment, net of contributions from our BHMP Co-Investment Partner, could range from approximately $17 million without payoffs of the mortgage loans, to potentially $160 million.  There is no assurance that these transactions could be completed or on such terms. If consummated, we would expect to fund our share from our existing cash balances.   If we do pay off the mortgage loans, we believe we could refinance the investments at a later date.

The Bailey’s Crossing BHMP CO-JV may become obligated to purchase a limited partnership interest in the Bailey’s Crossing Property Entity at a price set through an appraisal process. The obligation is for a one-year period commencing November 2011.  As this amount is based on future events and valuations, we are not able to estimate this amount if exercised; however, the limited partner’s invested capital as of March 31, 2012 is approximately $11.8 million.  Our approximate share is $6.5 million.  The Co-Investment Ventures with developers contain provisions where it is probable that the noncontrolling interests will be redeemed at their stated amounts totaling $0.9 million if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

For each equity investment made by us or by the applicable Co-Investment Venture or Property Entity, we will evaluate requirements for capital expenditures.  During the three months ended March 31, 2012, we entered into a $12.0 million construction contract with a general contractor to construct Allegro II.  These construction costs are expected to be paid during 2012 through the completion of the development.  Additionally, we have contractual commitments for other development costs of $0.7 million for our development projects which we expect to pay in the remainder of 2012.  We do expect to enter into other construction related agreements in connection with our development program.  See discussion above related to our development program.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2012 and December 31, 2011, we have approximately $16.3 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.  In the event we do not receive our annual payment of $2.0 million in September 2012, we could incur some additional capital expenditures in addition to the loss of payment.  However, we would be able to charge market rents upon expiration of the leases related to the affordable units, and in the long term would benefit from the cancellation of the affordable units.

Our board of directors has authorized a share redemption program. During the three months ended March 31, 2012, our board of directors approved redemptions for approximately 1.7 million shares of common stock for approximately $15.5 million. During the three months ended March 31, 2011, our board of directors approved redemptions for approximately 0.6 million shares of common stock for approximately $5.3 million. We have funded and intend to continue funding these redemptions from cash flow from operating activities, the remaining proceeds from our Initial Public Offering, and the other sources identified above.  For more information about our share redemption program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds — Share Redemption Program” of this Quarterly Report on Form 10-Q.

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

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as currently defined by the Investment Program Association (“IPA”).  The IPA’s Guideline 2010-01, “Supplemental Performance Measure for Publicly Registered, Non-Listed REITs:  Modified Funds from Operations” defines MFFO as FFO further adjusted for the following items:

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

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2012	2011
Net income (loss) attributable to common stockholders	$4.4	$(5.8)
Real estate depreciation and amortization, net of noncontrolling interests (a)	18.2	12.9
Gain on sale of real estate	(13.5)	—
FFO attributable to common stockholders	9.1	7.1

Acquisition expenses, net of noncontrolling interests (b)	0.5	—
Straight-line rents, net of noncontrolling interests	0.1	0.3
Amortization of premium on debt investment, net of noncontrolling interest	(0.1)	—

MFFO attributable to common stockholders	$9.6	$7.4

GAAP weighted average common shares (c)	164.5	107.5

Net income (loss) per common share	$0.03	$(0.05)
FFO per common share	$0.06	$0.07
MFFO per common share	$0.06	$0.07

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

(b)         Acquisition expenses include our share of expenses incurred by us, less amounts attributable to noncontrolling interests, and our unconsolidated investments in real estate joint ventures, including amounts incurred with our Advisor. Acquisition expenses also include operating expenses that were identified or given credit by the seller in the acquisition but are expensed in accordance with GAAP.

(c)         During the three months ended March 31, 2012, GAAP weighted average common shares were 164.5 million resulting in an increase of 53% from the comparable period of 2011.  The increases are due to increases in number of shares sold under our Initial Public Offering after March 31, 2011 until the close of the Initial Public Offering in September 2011.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months ended March 31, 2012 or 2011.

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

As of March 31, 2012, we had approximately $726.2 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 4.2%, $186.7 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 3.2%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of March 31, 2012, we have four consolidated note receivables with a carrying value of approximately $39.8 million and a weighted average fixed interest rate of 12.5%.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2012, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5%, 1.0% and 1.5% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2012 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(3.0)	$(2.0)	$(1.0)
Cash investments	9.2	6.1	3.1
Total	$6.2	$4.1	$2.1

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2012.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through March 31, 2012, we had used approximately $673 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, approximately $25.5 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

In the case of Ordinary Redemptions, prior to the first valuation conducted by the board of directors or a committee thereof (the “Initial Board Valuation”) in accordance with our valuation policy, the purchase price per share for the redeemed shares will equal 90% of the difference of (a) the Original Share Price (as defined herein) less (b) the aggregate of any special distributions so designated by the board of directors (the “Special Distributions”), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.  On or after the Initial Board Valuation, the purchase price per share for the redeemed shares will equal the lesser of:

•                  90% of the current estimated value per share (the “Valuation”) as determined in accordance with the valuation policy; and

•                  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

As used herein “Original Share Price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

In the case of Exceptional Redemptions, the purchase price per share for the redeemed shares will be equal to the lesser of:

•                  the current Valuation; and

•                  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

Our board of directors designated the Mariposa Distribution as a Special Distribution under our share redemption program.  Therefore, commencing on the June 6, 2012 record date for the Mariposa Distribution, the purchase price per share paid with respect to any redemption made under the share redemption program will be adjusted as described above to reflect the Mariposa Distribution.  See further discussion at “Overview — Distributions — Special Cash Distribution and Effects of Special Distribution” above.

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

During the first quarter ended March 31, 2012, we redeemed and purchased shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
2012	Shares Redeemed	Paid Per Share	Plans or Programs	Plans or Programs
January	—	$—	—	—
February	—	—	—	—
March	1,733,682	8.95	1,733,682		(a)
	1,733,682	$8.95	1,733,682		(a)

(a)          A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

As of March 31, 2012 and December 31, 2011, we did not have any unpaid redemptions.  We fulfilled all redemption requests properly submitted during the respective dates.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Letter Agreement with Advisor

On May 8, 2012, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended March 31, 2012, resulting in a waiver of approximately $148,000.

The information set forth above with respect to the letter agreements does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreements, which are filed as Exhibit 10.2 hereto and are incorporated into this report by reference.

Item 6.      Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2010
4.1	Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 29, 2012
4.2	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on March 29, 2012
4.5	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
10.1

Letter Agreement, dated March 19, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 29, 2012

10.2*	Letter Agreement, dated May 8, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed on March 29, 2012
101*

The following information from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 11, 2012	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)