Form 10-Q
period 2012-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2012-08-10
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Registrant had 166,145,374 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended June 30, 2012

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Real estate
Land	$322,996	$308,496
Buildings and improvements	1,790,988	1,728,864
	2,113,984	2,037,360
Less accumulated depreciation	(80,369)	(39,451)
Net operating real estate	2,033,615	1,997,909
Construction in progress, including land	64,242	15,729
Total real estate, net	2,097,857	2,013,638

Assets held for sale	—	26,543
Investment in and advance to unconsolidated real estate joint venture	22,520	23,430
Cash and cash equivalents	514,393	655,495
Short-term investments	25,000	—
Intangibles, net	19,761	39,802
Other assets, net	59,325	46,816
Total assets	$2,738,856	$2,805,724

Liabilities and equity

Liabilities
Mortgage loans payable	$944,859	$914,467
Credit facility payable	10,000	10,000
Liabilities related to assets held for sale	—	16,130
Accounts payable and other liabilities	25,991	22,725
Deferred lease revenues and other related liabilities, net	15,941	16,680
Distributions payable, including special distributions of $10.0 million as of June 30, 2012	14,740	8,413
Tenant security deposits	3,896	3,762
Total liabilities	1,015,427	992,177

Commitments and contingencies

Redeemable, noncontrolling interests	3,044	8,539

Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 165,870,252 and 165,086,701 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	1,507,834	1,502,010
Cumulative distributions and net loss	(166,084)	(110,090)
Total equity attributable to common stockholders	1,341,767	1,391,937
Non-redeemable, noncontrolling interests	378,618	413,071
Total equity	1,720,385	1,805,008
Total liabilities and equity	$2,738,856	$2,805,724

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rental revenues	$46,207	$13,987	$90,147	$25,426

Expenses
Property operating expenses	12,076	4,008	24,259	7,564
Real estate taxes	5,896	2,258	11,791	4,035
Asset management and other fees	1,609	1,624	3,177	3,092
General and administrative expenses	3,341	937	4,873	1,974
Acquisition expenses	2,036	5,836	2,518	5,836
Interest expense	8,574	1,777	17,315	3,413
Depreciation and amortization	30,872	7,498	63,245	13,463
Total expenses	64,404	23,938	127,178	39,377

Interest income	2,029	522	4,075	810
Gain on revaluation of equity on a business combination	—	18,052	—	18,052
Loss on early extinguishment of debt	(326)	—	(326)	—
Equity in loss of investments in unconsolidated real estate joint ventures	(609)	(2,530)	(1,166)	(4,645)
Other expense	(393)	—	(393)	—
Income (loss) from continuing operations	(17,496)	6,093	(34,841)	266

Income from discontinued operations:
Income from discontinued operations	(44)	341	341	411
Gain on sale of real estate	(146)	—	13,312	—

Net income (loss)	(17,686)	6,434	(21,188)	677

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	964	—	1,825	—
Non-redeemable noncontrolling interests in continuing operations	5,453	320	12,539	320
Non-redeemable noncontrolling interests in discontinued operations	—	(126)	—	(126)
Net income (loss) attributable to common stockholders	$(11,269)	$6,628	$(6,824)	$871

Weighted average number of common shares outstanding	165,571	123,397	165,512	115,485

Basic and diluted income (loss) per common share:
Continuing operations	$(0.07)	$0.05	$(0.12)	$0.01
Discontinued operations	—	—	0.08	—
Basic and diluted income (loss) per common share	$(0.07)	$0.05	$(0.04)	$0.01

Amounts attributable to common stockholders:
Continuing operations	$(11,079)	$6,413	$(20,477)	$586
Discontinued operations	(190)	215	13,653	285
Net income (loss) attributable to common stockholders	$(11,269)	$6,628	$(6,824)	$871

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Total
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2011	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769

Net income (loss)	—	—	—	—	—	(194)	871	677
Sales of common stock, net	—	—	33,416	4	303,172	—	—	303,176
Redemptions of common stock	—	—	(1,102)	—	(9,878)	—	—	(9,878)
Acquisition of noncontrolling interest	—	—	—	—	—	22,620	—	22,620
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(34,423)	(34,423)
Noncontrolling interests	—	—	—	—	—	(134)	—	(134)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,885	—	17,911	—	—	17,911
Balance at June 30, 2011	1	$—	137,059	$14	$1,207,705	$22,292	$(159,293)	$1,070,718

Balance at January 1, 2012	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

Net loss	—	—	—	—	—	(12,539)	(6,824)	(19,363)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisitions of noncontrolling interests	—	—	—	—	(3,746)	(9,756)	—	(13,502)
Sale to noncontrolling interest	—	—	—	—	1,178	(1,178)		—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	7,782	—	7,782
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(39,201)	(39,201)
Declared on common stock - special	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	(18,762)	—	(18,762)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,517	—	23,914	—	—	23,914
Balance at June 30, 2012	1	$—	165,870	$17	$1,507,834	$378,618	$(166,084)	$1,720,385

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(21,188)	$677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on revaluation of equity on a business combination	—	(18,052)
Gain on sale of real estate	(13,312)	—
Equity in loss of investments in unconsolidated real estate joint ventures	1,166	4,645
Distributions received from investments in unconsolidated real estate joint ventures	—	8,438
Depreciation	40,918	11,656
Amortization of deferred financing costs and principal adjustments	(316)	936
Amortization of intangibles	21,306	2,744
Amortization of deferred lease revenues and other related liabilities	(703)	(693)
Change in fair value of derivatives	393	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(662)	2,232
Other assets	462	51
Cash provided by operating activities	28,064	12,634

Cash flows from investing activities
Acquisitions of and additions to real estate, net of cash acquired of $0.8 million for the six months ended June 30, 2012	(117,409)	(175,144)
Proceeds from sale of real estate, net	23,902	50,556
Investments in unconsolidated real estate joint ventures	—	(5,637)
Acquisitions of noncontrolling interest, including cash	(18,339)	198
Investment in short-term investments	(25,000)	—
Advances on notes receivable	(15,934)	(5,219)
Collection on note receivable	4,160	—
Return of investments in unconsolidated real estate joint ventures	—	49,871
Escrow deposits	(5,265)	(2,736)
Other, net	(421)	343
Cash used in investing activities	(154,306)	(87,768)

Cash flows from financing activities
Proceeds from sales of common stock	—	333,496
Mortgage proceeds	175,153	37,000
Mortgage principal payments	(143,215)	(554)
Credit facility proceeds	—	150,000
Credit facility payments	—	(175,000)
Offering costs paid	—	(30,672)
Contributions from noncontrolling interests	8,889	—
Distributions paid on common stock - regular	(18,929)	(15,191)
Distributions paid to noncontrolling interests	(18,762)	(134)
Redemptions of common stock	(15,522)	(9,878)
Other, net	(2,474)	(266)
Cash (used in) provided by financing activities	(14,860)	288,801

Net change in cash and cash equivalents	(141,102)	213,667
Cash and cash equivalents at beginning of period	655,495	52,606
Cash and cash equivalents at end of period	$514,393	$266,273

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

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures.”  These are predominately equity investments but also include debt investments.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity.”

As of June 30, 2012, we wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments.  Additionally, we have an ownership interest in 34 multifamily communities through 33 separate Co-Investment Ventures, including one unconsolidated multifamily community which also includes a debt investment.  In total, we have investments in 46 multifamily communities as of June 30, 2012.  Of the 46 multifamily communities with equity and debt investments, 36 are stabilized operating properties, and 10 are in development.

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  As of June 30, 2012 and December 31, 2011, all of the Property Entities with an additional third party equity owner involve BHMP CO-JVs and are referred to as “BHMP CO-JV Property Entities.”  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	June 30, 2012		December 31, 2011
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment partners (a)	9	55% to 74%	8	55%
BHMP CO-JV Property Entities	4	51% to 55%	5	33% to 55%
BHMP CO-JV Property Entity, unconsolidated	1	41%	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	4	70% to 90%	1	90%
	33		30

(a)         One of the BHMP CO-JVs, Renaissance, includes investments in two multifamily communities, one that is operating and one that is in development.

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

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2012, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP.  The DRIP offering price was $9.50 per share until July 6, 2012, when it changed to $9.45 per share.  See Note 11, Stockholders’ Equity — Distributions for additional information regarding the DRIP purchase price.  As of June 30, 2012, we have sold approximately 11.1 million shares under our DRIP for gross proceeds of approximately $105.3 million.  There are approximately 88.9 million shares remaining to be sold under the DRIP.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2012 and consolidated statements of operations, equity and cash flows for the periods ended June 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended June 30, 2012 and 2011. Such adjustments are of a normal recurring nature.

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

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases and tenant relationships are determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, legal expenses, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.  Given the short-term nature of multifamily leases, the value of above-market or below-market in-place leases are generally not material.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to June 30, 2012.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and six months ended June 30, 2012 or 2011, respectively.

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

Cash and Cash Equivalents and Short-Term Investments

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

We classify investments in bank deposits, money market funds and highly-liquid cash investments with original maturities greater than three months and less than one year as short-term investments.

Investment in and Advance to Unconsolidated Real Estate Joint Venture

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

Noncontrolling Interests

Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities which may require our purchase of the noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.

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

Income and losses are allocated to the noncontrolling interest holder based on its economic interests.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of June 30, 2012 and December 31, 2011, all of our notes receivables were loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.  We did not have any derivative financial instruments as of December 31, 2011.

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2012 or December 31, 2011.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2012 and December 31, 2011, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of June 30, 2012, no options have been issued.  For the three and six months ended June 30, 2012 and 2011, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of June 30, 2012 and December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

3.                                      Business Combinations

Acquisitions of Real Estate

In April 2012, we acquired Pembroke Woods, a 240 unit multifamily community located in Pembroke, Massachusetts, from a seller unaffiliated with us or our Advisor, for an aggregate gross purchase price of $42.3 million, excluding closing costs.

In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve, a 149 unit multifamily community located in Dallas, Texas.  In the settlement, the Grand Reserve BHMP CO-JV agreed to acquire the Grand Reserve multifamily community by repaying the outstanding $26.2 million construction loan, assuming the other existing standard operating liabilities and receiving $0.4 million in net cash and all other standard operating assets and liabilities.  In connection with the closing, we contributed the full amount of the cash acquisition consideration in exchange for an additional 32.5% interest in the Grand Reserve BHMP CO-JV, increasing our stated, controlling ownership to 87.5%.  Prior to this transaction, the Grand Reserve BHMP CO-JV had note receivables in the Grand Reserve Property Entity with a carrying value of $5.9 million.  In conjunction with this transaction, the note receivables were canceled.

There were no acquisitions during the three months ended March 31, 2011.  During the three months ended June 30, 2011, we acquired in separate transactions three consolidated interests in multifamily communities, Argenta, West Village, and Stone Gate, totaling 711 units for an aggregate gross purchase price of $194.7 million.  A portion of the purchase price was funded with mortgage loan payables of $58.5 million.

Consolidation of Previously Unconsolidated Multifamily Community

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

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the six months ended June 30, 2012 and 2011.  The tables provide separate information for our material 2011 business combination, Waterford Place.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date, are as follows (in millions):

	2012
	Acquisitions	2011 Acquisitions as of June 30, 2011
	as of	Waterford	Other	Total 2011
	June 30, 2012	Place	Acquisitions	Acquisitions
Assets held for sale	$—	$110.9	$—	$110.9
Land	14.5	—	24.7	24.7
Buildings and improvements	58.1	—	166.3	166.3
Cash	0.8	0.2	—	0.2
In-place lease intangibles	1.3	—	3.5	3.5
Other assets	0.3	0.3	—	0.3
Liabilities related to assets held for sale	—	(61.2)	—	(61.2)
Mortgage loans payable	—	—	(58.5)	(58.5)
Accrued liabilities	(0.6)	—	—	—
Noncontrolling interest	—	(22.6)	—	(22.6)
Other consideration (a)	(5.9)	—	—	—
Net Assets	68.5	27.6	136.0	163.6

Other consolidation/elimination adjustments:
Investment in and advance to unconsolidated real estate joint venture	—	(9.5)	—	(9.5)
Gain on revaluation of equity for business combinations (b)	—	(18.1)	—	(18.1)
Cash consideration	$68.5	$—	$136.0	$136.0

(a)          Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve.

(b)         Represents the gain on revaluation of equity for business combinations recorded at time of consolidation.

The amounts recognized for revenues and net income (loss) from the business combination date to June 30, 2012 and 2011 are as follows (in millions):

	For the Six
	Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
	Total 2012	Waterford	Other	Total 2011
	Acquisitions	Place	Acquisitions	Acquisitions
Revenues	$1.9	$—	$2.0	$2.0
Acquisition expenses	$2.5	$—	$5.8	$5.8
Depreciation and amortization	$1.3	$—	$1.8	$1.8
Gain on revaluation of equity on a business combination	$—	$18.1	$—	$18.1
Income from discontinued operations, net of noncontrolling interest	$—	$0.3	$—	$0.3
Net income (loss) attributable to common stockholders	$(2.8)	$18.4	$(6.5)	$11.9

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2011.  The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $2.0 million and $2.5 million for the three and six months ended June 30, 2012, respectively, acquisition expenses of $5.8 million for the three and six months ended June 30, 2011, and gain on revaluation of equity on a business combination of $18.1 million for the three and six months ended June 30, 2011.  The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the pro forma results below as income (loss) from continuing operations was not affected by these transactions.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2011, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Proforma		Proforma
	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues	$46.5	$17.5	$91.8	$34.3
Depreciation and amortization	$30.8	$10.6	$64.0	$19.6
Loss from continuing operations	$(15.3)	$(7.9)	$(32.3)	$(14.8)
Loss from continuing operations per share	$(0.09)	$(0.06)	$(0.19)	$(0.13)

We are in the process of finalizing our acquisition allocations for our 2012 acquisition, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2012 and December 31, 2011, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	June 30, 2012			December 31, 2011
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,791.0	$42.0	$16.4	$1,728.9	$41.3	$16.4
Less: accumulated depreciation and amortization	(80.4)	(38.0)	(0.6)	(39.5)	(17.4)	(0.5)
Net	$1,710.6	$4.0	$15.8	$1,689.4	$23.9	$15.9

Depreciation expense associated with our consolidated buildings and improvements for the three months ended June 30, 2012 and 2011 was approximately $20.6 million and $5.8 million, respectively.  Depreciation expense associated with our consolidated buildings and improvements for the six months ended June 30, 2012 and 2011 was approximately $40.9 million and $10.5 million, respectively.

Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.  Amortization expense associated with our lease intangibles for the three months ended June 30, 2012 and 2011 was approximately $9.7 million and $1.7 million, respectively.  Amortization expense associated with our lease intangibles for the six months ended June 30, 2012 and 2011was approximately $21.3 million and $2.8 million, respectively.

Included in other contractual intangibles as of June 30, 2012 and December 31, 2011 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
of lease intangibles
Year	(in millions)
July through December 2012	$1.0
2013	$0.6
2014	$0.6
2015	$0.6
2016	$0.5

Assets Held for Sale, Sales of Real Estate and Discontinued Operations

During March 2012, we sold Mariposa Lofts Apartments (“Mariposa”) for a contract price of $40.0 million, excluding closing costs.  The purchaser assumed the $15.8 million mortgage loan payable.  We received cash of $23.9 million and recognized a gain on sale of $13.3 million.  As of December 31, 2011, Mariposa was classified as held for sale.  We had no multifamily communities held for sale as of June 30, 2012.  Assets and liabilities related to assets held for sale include the following as of December 31, 2011 (in millions):

December 31,
2011
Net operating real estate (net of accumulated depreciation of $2.8 million in 2011)	$26.1
Other assets	0.4
Total assets held for sale	$26.5

Mortgage loan payable	$15.8
Accounts payable and other liabilities	0.3
Total liabilities related to assets held for sale	$16.1

The following table shows the results of operations for both Waterford Place, sold in May 2011, and Mariposa, sold in March 2012, including the gain on sale of real estate for Mariposa.  The operating results and the gain on sale of real estate have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.  Because the Waterford Place multifamily community was recorded using the equity method of accounting prior to April 1, 2011, discontinued operations for Waterford Place are only presented from April 1, 2011 through June 30, 2011 in the following table (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rental revenue	$—	$1.9	$1.0	$2.9

Expenses
Property operating expenses	—	0.5	0.3	0.8
Real estate taxes	—	0.3	0.1	0.4
Interest expense	—	0.5	0.2	0.7
Depreciation and amortization	—	0.3	—	0.6
Total expenses	—	1.6	0.6	2.5

Income from discontinued operations	—	0.3	0.4	0.4
Gain on sale of real estate	(0.2)	—	13.3	—
Income from discontinued operations	$(0.2)	$0.3	$13.7	$0.4

5.                                      Investment in and Advance to Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of June 30, 2012 and December 31, 2011, we had one investment on the equity method of accounting, the Veritas Property Entity.  Our investment also includes an advance to the unconsolidated Veritas BHMP CO-JV Property Entity of $22.5 million and $23.4 million as of June 30, 2012 and December 31, 2011, respectively.  Our investment in the Veritas Property Entity is made through a separate consolidated BHMP CO-JV that owns 100% of the voting equity interests and approximately 99% of the economic interests in one subsidiary REIT.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  In certain circumstances the governing documents of the BHMP CO-JV may require the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by the subsidiary REIT.  Our effective indirect ownership in the unconsolidated Veritas BHMP CO-JV Property Entity is 41%.  Distributions are generally made pro rata in accordance with ownership interests.

As of November 30, 2011, we had investments in 23 unconsolidated BHMP CO-JVs with structures similar to the one discussed in the paragraph above.  In December 2011, we and the BHMP Co-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 23 BHMP CO-JVs and MW CO-JVs effective December 1, 2011.  The following information relates to periods prior to us obtaining controlling interests in the Co-Investment Ventures.

In April 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity.  In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity.  The Cameron BHMP CO-JV also contributed approximately $3.8 million of additional capital. The Cameron BHMP CO-JV’s capital contribution along with a capital contribution from an unaffiliated third party partner was used by The Cameron Property Entity to restructure and extend the maturity of the $72.7 million senior loan, to redeem a partner’s equity ownership interest and to pay other closing costs. Our portion of The Cameron BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from our Initial Public Offering.  As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third-party partner.  The Cameron BHMP CO-JV then reported its investment in The Cameron Property Entity on a consolidated basis.

Also during the six months ended June 30, 2011, the BHMP CO-JVs, Cyan/PDX and The District Universal Boulevard, obtained new mortgage financing aggregating $70.5 million.  Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $43.4 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the six months ended June 30, 2011.  Additionally, the Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan.  Our share of the distributions was approximately $5.0 million and is classified as a return of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the six months ended June 30, 2011.

Summarized Financial Information of Unconsolidated Joint Ventures

The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment.  The Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  The Waterford Place BHMP CO-JV, which we report on a consolidated basis effective April 1, 2011, is excluded from the December 31, 2011 balance sheet data as it was sold in May 2011.  Additionally the BHMP CO-JVs and MW CO-JVs consolidated on December 1, 2011, are excluded from the December 31, 2011 balance sheet data.  The balance sheet data for December 31, 2011, only includes the balances for the Veritas Property Entity as this is our only remaining unconsolidated entity.  The operating data includes operations only for periods where the investment is classified as an unconsolidated joint venture. Accordingly, the MW CO-JVs and BHMP CO-JVs are included in operating data through June 30, 2011.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	June 30,	December 31,
Balance Sheet Data:	2012	2011
Land, buildings and improvements	$62.3	$62.5
Less: accumulated depreciation and amortization	(4.2)	(3.1)
Land, buildings and improvements, net	58.1	59.4

Cash and cash equivalents	0.4	0.2
Other assets, including restricted cash	0.5	1.1
Total assets	$59.0	$60.7

Property Entity level construction and mortgage loans payable	$58.2	$58.2
Accounts payable, interest payable and other liabilities	0.5	0.8
Total liabilities	58.7	59.0

Our consolidated members’ equity	0.2	1.3
Other member’s equity	0.1	0.4
Total equity	0.3	1.7
Total liabilities and equity	$59.0	$60.7

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Operating Data:	2012	2011	2012	2011
Revenues:
Rental revenues	$1.2	$25.1	$2.5	$47.6
Interest income	—	1.3	—	2.8
	1.2	26.4	2.5	50.4
Expenses:
Property operating expenses	0.3	7.6	0.6	14.5
Real estate taxes	0.1	3.3	0.2	6.6
Interest expense	1.1	6.7	2.1	12.3
Depreciation and amortization	0.5	14.6	1.1	27.4
	2.0	32.2	4.0	60.8

Loss from continuing operations	(0.8)	(5.8)	(1.5)	(10.4)
Loss from discontinued operations	—	—	—	(0.2)
Net loss	$(0.8)	$(5.8)	$(1.5)	$(10.6)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(0.6)	$(2.5)	$(1.2)	$(4.6)

Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through the periods ended April 1, 2011, the date which we consolidated the real estate joint venture.  The table below shows operating results included in discontinued operations (in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2011
Rental revenue	$—	$2.0

Expenses
Property operating expenses	—	0.4
Real estate taxes	—	0.3
Interest expense	—	0.7
Depreciation and amortization	—	0.8
Total expenses	—	2.2

Loss from discontinued operations	$—	$(0.2)

The following presents the reconciliation between our consolidated members’ equity interest in the Veritas Property Entity and our total investment in and advance to unconsolidated real estate joint venture (amounts in millions):

	June 30,	December 31,
	2012	2011
Balance of our consolidated members’ equity	$0.2	$1.3
Notes receivable to unconsolidated Property Entity	20.2	19.9
Adjustment from business combination	2.1	2.2
Investment in and advance to unconsolidated real estate joint venture	$22.5	$23.4

6.                                      Other Assets

The components of other assets are as follows (in millions):

	June 30,	December 31,
	2012	2011
Notes receivable, net (a)	$30.2	$24.3
Escrows and restricted cash	10.9	5.5
Deferred financing costs, net	8.7	7.7
Resident, tenant and other receivables	5.3	5.8
Prepaid assets and deposits	3.8	4.0
Interest rate caps	0.4	—
Less: other assets included in assets held for sale	—	(0.5)
Total other assets	$59.3	$46.8

(a)         Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of June 30, 2012, the weighted average interest rate and remaining years to scheduled maturity are 12.6% and 1.1 years, respectively.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  The following table provides a summary of our interest rate caps as of June 30, 2012 (in millions):

Notional amount	$112.7
Range of LIBOR cap rate	2.5 % to 4.0%
Range of maturity dates	4 to 5 years
Estimated fair value	$0.4

These interest rate caps are reported in “other assets, net” on the consolidated balance sheet as of June 30, 2012, and changes in the fair values of these non-designated hedge derivatives are reported in “other expense” on the consolidated statements of operations for the three and six months ended June 30, 2012.  See Note 13, “Fair Value of Derivatives and Financial Instruments” for further information.

7.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of June 30, 2012 are as follows (in millions):

Future Minimum
Year	Lease Payments
July through December 2012	$1.8
2013	3.7
2014	3.7
2015	3.7
2016	3.6
Thereafter	33.9
Total	$50.4

8.                                      Mortgage Loans Payable

The following table summarizes the carrying amounts of the mortgage loans payable classified by whether the obligation is ours or the applicable consolidated Co-Investment Venture as of June 30, 2012 and December 31, 2011 (amounts in millions):

			As of June 30, 2012
	June 30,	December 31,	Wtd. Average
	2012	2011	Interest Rates	Maturity Dates
Fixed rate mortgage loan payable	$30.3	$46.1	3.86%	2018
Variable rate mortgage loan payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
	54.3	70.1
Less: fixed rate mortgage loan payable included in liabilities related to assets held for sale	—	(15.8)
Total Company Level	54.3	54.3

Fixed rate mortgage loans payable	844.9	683.5	3.95%	2013 to 2020
Variable rate mortgage loans payable	33.6	163.0	Monthy LIBOR + 2.63%	2013 to 2017
	878.5	846.5
Plus: unamortized adjustments from business combinations	12.1	13.7
Total Consolidated Co-Investment Venture Level	890.6	860.2

Total Consolidated Mortgage Loans Payable	$944.9	$914.5

In March 2012, the $15.8 million mortgage loan payable related to Mariposa was assumed by the purchaser.

As of June 30, 2012, $1.7 billion of the net consolidated carrying value of real estate collateralized the mortgage loans payable.  We believe we are in compliance with all financial covenants as of June 30, 2012.

As of June 30, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
July through December 2012	$—	$1.5	$1.5
2013	—	70.9	70.9
2014	24.0	4.3	28.3
2015	0.2	82.7	82.9
2016	0.6	166.8	167.4
Thereafter	29.5	552.3	581.8
Total	$54.3	$878.5	932.8
Add: unamortized adjustments from business combinations			12.1
			$944.9

9.                                      Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of June 30, 2012, the applicable margin was 2.08% and the base rate was 0.24% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain indirectly wholly owned multifamily communities where we may add and remove multifamily communities from the collateral pool in compliance with the requirements under the credit facility agreement.  As of June 30, 2012, $202.2 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of June 30, 2012, available but undrawn amounts under the credit facility are approximately $118.0 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2012.

10.          Noncontrolling Interests

Non-redeemable, noncontrolling interests

Non-redeemable, noncontrolling interest for the Co-Investment Partners represents their proportionate share of the equity in consolidated real estate ventures.  Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage.  The noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity.

As of June 30, 2012 and December 31, 2011, non-redeemable, noncontrolling interests consisted of the following, including the direct or non-direct non-controlling interest ownership (“NCI”) ranges where applicable (in millions):

	June 30, 2012		December 31, 2011
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP Co-Investment Partner	$171.5	26% to 45%	$166.7	27% to 45%
MW Co-Investment Partner	200.0	45%	227.0	45%
BHMP CO-JV Property Entities’ partners	5.6	0% to 25%	18.0	0% to 40%
Preferred units	1.5	N/A	1.4	N/A
Total non-redeemable, noncontrolling interests	$378.6		$413.1

(a)         Effective NCI percentage is based upon the NCI’s share of contributed capital.

Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing.  Each BHMP CO-JV and MW CO-JV is managed by us or a subsidiary of ours.  As the manager, we have substantial operational control rights and accordingly, as of December 1, 2011 began reporting the BHMP CO-JVs and MW CO-JVs on the consolidated method of accounting.  BHMP CO-JV and MW CO-JV capital contributions and distributions are generally made pro rata in accordance with these ownership interests. Neither of these Co-Investment Venture partners have any rights to put or redeem their ownership interests.  In certain circumstances the governing documents of the BHMP CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale.

BHMP CO-JV Property Entities include noncontrolling interests in addition to the BHMP Co-Investment Partner.  As of June 30, 2012 and December 31, 2011, the BHMP CO-JV was the managing partner or member with substantial operational control rights in the BHMP CO-JV Property Entity. The noncontrolling interests in the Property Entities are held by national and regional multifamily developers.  Cash flow is generally first distributed to the BHMP CO-JV until certain preferred returns are collected and in some cases until the BHMP CO-JV receives certain or all of its investment.  Excess distributions may then be distributed to these noncontrolling interests in excess of their share of contributed capital.  These noncontrolling interests generally have no obligation to make additional capital contributions.

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

During 2012, we separately contributed a total of $25.3 million, net to the Grand Reserve BHMP CO-JV and The Cameron Property Entity increasing our controlling indirect financial interests in each entity.  No gain or loss was recognized in recording these contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded.

Redeemable, noncontrolling interest

Redeemable, noncontrolling interests include ownership interests with other partners, generally national and regional multifamily developers, where we may have a requirement to purchase all or a portion of the noncontrolling interest.  As of June 30, 2012 and December 31, 2011, redeemable, noncontrolling interest consisted of the following (in millions):

	June 30, 2012		December 31, 2011
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP CO-JV Property Entities’ partner	$—	—	$8.1	32%
Other Co-Investment Venture partners	3.0	10% to 30%	0.4	10%
Total redeemable, noncontrolling interests	$3.0		$8.5

(a)         Effective NCI percentage is based upon the NCI’s share of contributed capital.

In June 2012, we and the BHMP Co-Investment Partner acquired all of the BHMP CO-JV Property Entity redeemable, noncontrolling interest related to the Bailey’s Crossing BHMP CO —JV Property Entity for $3.0 million in cash. In connection with the acquisition, the BHMP Co-Investment Partner contributed $1.4 million.  No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded. As of June 30, 2012, there are no redeemable, noncontrolling interests related to BHMP CO-JV Property Entities.

Other Co-Investment Ventures included in redeemable, noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we reimburse the partners once certain milestones are achieved generally related to entitlements, permits or final budgeted construction costs for the multifamily developments. Each of these Co-Investment Ventures is managed by us or subsidiaries of us. As manager, we have substantial operational control rights.  These Co-Investment Ventures generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  Any excess cash flow would then be distributed disproportionally to these noncontrolling interests. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

11.                               Stockholders’ Equity

Capitalization

As of June 30, 2012 and December 31, 2011, we had 165,870,252 and 165,086,701 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of June 30, 2012 and December 31, 2011, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of June 30, 2012.  At issuance, management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of June 30, 2012 and December 31, 2011, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was paid in cash on July 11, 2012.  Our board of directors designated the Mariposa Distribution as a “specially designated distribution to stockholders” as such phrase is used in our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Valuation Policy”), which will reduce the purchase price per share under our DRIP.  Effective on the record date for the Mariposa Distribution, which was July 6, 2012.  Effective on this date, the current price per share under our DRIP became $9.45 per share.

Distributions, including those paid by issuing shares under the DRIP and the special cash distribution declared in March 2012, for the three and six months ended June 30, 2012 and 2011 were as follows (amounts in millions):

	For the Six Months Ended
	June 30,
	2012		2011
	Declared	Paid (a)	Declared	Paid (a)
Second Quarter Distributions
Regular distributions	$14.4	$18.1	$18.5	$17.7
Special cash distribution (b)	0.1	—	—	—
Total	$14.5	$18.1	$18.5	$17.7

First Quarter Distributions
Regular distributions	$24.8	$24.8	$15.9	$15.4
Special cash distribution (c)	9.9	—	—	—
Total	$34.7	$24.8	$15.9	$15.4

Total through June 30
Regular distributions	$39.2	$42.9	$34.4	$33.1
Special cash distribution	10.0	—	—	—
Total	$49.2	$42.9	$34.4	$33.1

(a)         Distributions are declared daily for each month and paid monthly in the following month.  In the second quarter of 2012, the distribution rate was decreased, and accordingly, the second quarter 2012 amounts paid exceed amounts declared.  Amounts paid include both distributions paid in cash and shares issued pursuant to our DRIP.

(b)         Accrual adjustment to true-up declared dividends to actual number of common stockholders as of the record date, July 6, 2012.

(c)          Declared amount based upon number of common stockholders as of March 31, 2012.

The daily distribution amount from January 1, 2011 through the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  On June 28, 2012, our board of directors authorized daily distributions at this rate through September 30, 2012.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

Share Redemption Program

Effective as of June 18, 2012, our board of directors indefinitely suspended our share redemption program (“SRP”) effective for redemptions being sought for the second quarter of 2012.  Our board of directors may in the future reinstate the SRP, although we cannot provide any assurance as to the terms or if or when this may happen.  Since the SRP’s inception in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 have been fulfilled, and there were no unpaid redemptions.  Through the suspension date in 2012 and for the six months ended June 30, 2011, redemptions of $15.5 million and $9.9 million, respectively, were paid.

12.          Commitments and Contingencies

All of our BHMP CO-JVs, MW CO-JVs and BHMP CO-JV Property Entities include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2012, no such buy/sell offers are outstanding.

All of our other Co-Investment Ventures include put provisions by the other Co-Investment Venture partner.  The put rights are available generally one year after substantial completion of the project for a specified purchase price, which at June 30, 2012, total  approximately $5.4 million for all of our Co-Investment Ventures.  As of June 30, 2012, no such offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of June 30, 2012 and December 31, 2011, we have approximately $15.9 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.

As of June 30, 2012, we have entered into construction and development contracts with $30.6 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

13.                               Fair Value of Derivatives and Financial Instruments

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of June 30, 2012, we have $0.4 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 6, “Other Assets.”

As of December 31, 2011, we had no significant assets or liabilities measured at fair value on a recurring basis.  The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2012 (in millions):

					Total	Loss for the
	Balance				Fair Value	Three and Six
	Sheet				as of	Months Ended
	Location	Level 1	Level 2	Level 3	June 30, 2012	June 30, 2012
Assets
Interest rate caps	Other assets	$—	$0.4	$—	$0.4	$(0.4)

Nonrecurring Basis — Fair Value Adjustments

As discussed in Note 3, “Business Combinations,” in April 2011, we consolidated the Waterford Place BHMP CO-JV and recognized a gain of $18.1 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation.  The nonrecurring fair value measurement of the investment in and advance to unconsolidated real estate joint venture related to the consolidation of Waterford Place BHMP CO-JV was considered a Level 3 input under the fair value hierarchy.  The fair value was substantially derived from the terms of the sale agreement, which closed in May 2011.

There were no nonrecurring fair value measurements for the three and six months ended June 30, 2012.  The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2011 (in millions):

				Total
For the three and six months ended June 30, 2011	Level 1	Level 2	Level 3	Fair Value	Gain (Loss)
Assets
Investments in and advance to unconsolidated real estate joint ventures:
Waterford Place BHMP CO-JV	$—	$—	$27.6	$27.6	$18.1

Financial Instruments Not Carried at Fair Value

Financial instruments held as of June 30, 2012 and December 31, 2011 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgage loans payable.  With the exception of our credit facility payable and mortgage loans payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgage loans payable have been determined using market pricing for similar mortgage loans payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgage loans payable as of June 30, 2012 and December 31, 2011 are as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage loans payable	$944.9	$961.4	$930.3	$937.9

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

Certain of these services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated.  The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms.  The current term of the Advisory Management Agreement expires on July 1, 2013.  The board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

Prior to the termination of our Initial Public Offering on September 2, 2011, we were required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering (“O&O Reimbursement”).  Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed Initial Public Offering exclusive of proceeds from the DRIP.

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

Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering in the three and six months ended June 30, 2012.  The following presents the components of our sale of common stock, net related to our Initial Public Offering for the three and six months ended June 30, 2011 (amounts in millions):

	For the	For the
	Three Months Ended	Six Months Ended
Sale of common stock	June 30, 2011	June 30, 2011
Gross proceeds	$228.3	$333.5
Less offering costs:
O&O Reimbursement	0.8	0.8
Dealer manager fees	(5.7)	(8.3)
Selling commissions	(15.6)	(22.8)
Total offering costs	(20.5)	(30.3)
Sale of common stock, net	$207.8	$303.2

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

Our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incur that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three months ended June 30, 2012 and 2011, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $2.6 million and $3.5 million, respectively. For the six months ended June 30, 2012 and 2011, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $3.8 million and $3.5 million, respectively of which $1.5 million and $0.1 million, respectively, were capitalized.  As of June 30, 2012, $3.2 million of acquisition and advisory fees, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended June 30, 2012 and 2011, our Advisor earned debt financing fees of approximately $1.1 million and $0.9 million, respectively.  For the six months ended June 30, 2012 and 2011, our Advisor earned debt financing fees of approximately $1.1 million and $1.0 million, respectively.

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

For the three months ended June 30, 2012 and 2011, our Advisor earned asset management fees of approximately $1.6 million for each period.  For the six months ended June 30, 2012 and 2011, our Advisor earned asset management fees of approximately $3.1 million for each period.

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

For multifamily communities where we have control over the selection of the property manager, property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  The Property Management Agreement expires on November 21, 2012, but if neither us nor BHM Management give written notice of termination at least 30 days prior to the expiration date, then it will automatically continue for consecutive two-year periods. The Property Management Agreement also provides that, in the event we terminate the Advisory Management Agreement with our Advisor, BHM Management will have the right to terminate the agreement upon at least thirty days’ prior written notice.

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

For the three months ended June 30, 2012 and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $5.3 million and $1.1 million, respectively.  For the six months ended June 30, 2012 and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $10.1 million and $1.9 million, respectively.

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

For the three months ended June 30, 2012 and 2011, our Advisor was reimbursed $0.5 million.  For the six months ended June 30, 2012 and 2011, our Advisor was reimbursed $1.0 million.

As of June 30, 2012 and December 31, 2011, our payables to our Advisor and its affiliates were $1.4 million and $1.0 million, respectively.

15.          Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Six Months Ended
	June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $0.9 million and $-0- in 2012 and 2011, respectively	$17.4	$4.9

Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets held for sale acquired	$—	$(111.1)
Liabilities held for sale assumed	$—	$61.2
Noncontrolling interests	$—	$22.6
Mortgage loan payable assumed by purchaser of asset held for sale	$(15.8)	$(58.4)
Notes receivable cancelled in connection with acquisition of real estate	$5.9	$—
Acquisition of a noncontrolling interest	$2.6	$—
Assumption of mortgage loan payable	$—	$21.5
Stock issued pursuant to our DRIP	$19.1	$15.1
Distributions payable - regular	$4.8	$6.5
Distributions payable - special	$10.0	$—
Accrued other investing	$4.8	$0.4
Accrued offering costs and dealer manager fees	$—	$(0.2)

16.          Subsequent Events

We have reviewed subsequent events through August 10, 2012 and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Distributions Paid

On July 2, 2012, we paid total distributions of approximately $4.8 million, of which $2.2 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2012. On August 1, 2012, we paid total distributions of approximately $4.9 million, of which $2.2 million was cash distributions and $2.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2012.

On July 11, 2012, we paid special cash distributions of approximately $10.0 million to stockholders of record as of July 6, 2012.  For further discussion of the special cash distribution, see Note 11, Stockholders’ Equity - Distributions.

Acquisition and Development Activity

In July 2012, we acquired a parcel of land in Houston, Texas for a cost of $11.2 million for a future 270 unit multifamily development.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 and under Item 1A, “Risk Factors” in this Form 10-Q, and the factors described below:

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of June 30, 2012, all of our investments have been in multifamily communities located in the top 50 Metropolitan Statistical Areas located in the United States (“MSA”).  We have made and intend to continue making investments both on our own and through joint venture arrangements with institutional or other real estate investors (“Co-Investment Ventures”).

As of June 30, 2012, we wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments.  Additionally, we have an ownership interest in 34 multifamily communities through 33 separate Co-Investment Ventures, including one unconsolidated multifamily community.  In total, we have  investments in 46 multifamily communities as of June 30, 2012.  We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

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

Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standards for home buyers.  Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership continues to decline from peaks in the last decade.  Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last year.  While rent rates may eventually hit affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive.  However, changes in these factors could affect the stability and direction of these trends and can significantly affect our strategy, both favorably and unfavorably.  The supply of new multifamily communities coming into the market in the last few years has been less than historical averages.  Supply trends have recently shown some signs of changing, particularly related to permit activity, which while still below historical averages, is increasing.  However, whether these permits result in actual new supply and because the period required to develop new multifamily communities is 18 to 36 months, we expect there will continue to be an overall favorable supply position for the next two to three years.

While these trends have positively benefited valuations on our investments in multifamily communities and our operations, these factors have also led to increased competition for multifamily investments, particularly in the markets and with the quality characteristics that we target. This competition has led to increased pricing for acquisitions, which has and may continue to reduce the returns on acquisitions we do complete. This may cause our acquisition strategy to include more off-market transactions or portfolio acquisitions, which may take longer to identify and close, or expand our strategy to include other markets or multifamily characteristics.  In this acquisition environment, multifamily developments may be more attractive as compared to acquisitions of stabilized multifamily communities. As of June 30, 2012, we have ten equity and debt investments in development related multifamily communities. Further, the demand for multifamily acquisitions may provide opportunities to selectively monetize our existing portfolio and may make new investments in multifamily communities with greater total return prospects.  During 2011 and the first six months of 2012, we sold partial or entire interests in eight multifamily communities, generating cash proceeds of $152.2 million, recognizing gains of $135.4 million and increases to additional paid-in capital of $39.6 million.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP.  The DRIP offering price was $9.50 per share until July 6, 2012, when it changed to $9.45 per share.  (See further discussion of the DRIP price as described below under “Distributions.”)  As of June 30, 2012, we have sold approximately 11.1 million shares under our DRIP for gross proceeds of approximately $105.3 million.  There are approximately 88.9 million shares remaining to be sold under the DRIP.

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

Distributions

Regular Distributions

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.  On June 28, 2012, our board authorized this rate through September 30, 2012.  See further discussion under “Distributions” below.

Special Cash Distribution and Effects of Special Distribution

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa Lofts Apartments (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution of $10.0 million was paid in cash on July 11, 2012.  Our board of directors designated the Mariposa Distribution as a “specially designated distribution to stockholders” as such phrase is used in our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Valuation Policy”), which reduced the purchase price per share under our DRIP, effective on the record date for the Mariposa Distribution, which was July 6, 2012.  Effective on this date, the current price per share under our DRIP became $9.45 per share.

Co-Investment Ventures

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity.”  As of June 30, 2012 and December 31, 2011, all of the Property Entities with an additional third party equity owner involve BHMP CO-JVs and are referred to as “BHMP CO-JV Property Entities.”  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

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

The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	June 30, 2012		December 31, 2011
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment partners	9	55% to 74%	8	55%
BHMP CO-JV Property Entities	4	51% to 55%	5	33% to 55%
BHMP CO-JV Property Entity, unconsolidated	1	41%	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	4	70% to 90%	1	90%
	33		30

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

Through November 30, 2011, we had investments in 23 unconsolidated BHMP CO-JVs.  In December 2011, we and the BHMP Co-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 23 BHMP CO-JVs and MW CO-JVs effective December 1, 2011.

Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs are distributed to the members no less than quarterly in accordance with the members’ ownership interests.  BHMP CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners.  As of June 30, 2012 and December 31, 2011, all of these have been BHMP CO-JV Property Entities.  These BHMP CO-JV Property Entities own multifamily operating communities or development communities.  Each BHMP CO-JV Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These BHMP CO-JV Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken.  These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital.  The third party equity owners in BHMP CO-JV Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities.  The BHMP CO-JVs consolidate all but one of these BHMP CO-JV Property Entities.

Apart from investments with BHMP CO-JVs and MW CO-JVs, we have four other Co-Investment Ventures directly with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  We expect to generally provide the greater proportion of the equity capital, and for the four current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

Co-Investment Venture Partners

The 99% limited partner of our BHMP Co-Investment Partner is PGGM.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 125 billion euro (approximately $160 billion, based on exchange rates as of June 30, 2012) in pension assets for over 2.5 million people as of June 2012.  We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner.  PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor.  As of June 30, 2012, approximately $6.3 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.  The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

The 99.9% limited partner of our MW Co-Investment Partner is NPS.  NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, the NPS fund estimated its total value at 333 trillion won (approximately $300 billion, based on exchange rates as of June 30, 2012), and counted over 3.15 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor.  As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of June 30, 2012, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the five BHMP CO-JV Property Entities, the other equity owners are national or regional domestic developers.

As of June 30, 2012, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Strategic Alternatives

Our board is currently exploring strategic alternatives for the Company. These alternatives could include a sale or merger of the REIT, or acquisition and development opportunities or strategies, including portfolios that would allow us to quickly deploy our remaining offering proceeds.  In connection with this exploration, our board has hired an investment bank to assist the Company.  Although strategic alternatives are being considered, there are no assurances that any specific strategic alternatives will be pursued. In particular, there are no assurances that a liquidity event will occur or that the timing of an exit would be sooner or later than the originally targeted four- to six-year hold period.

Suspension of Redemptions

As we previously announced in a periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of strategic alternatives, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) is in the best interests of the Company and its stockholders.  Accordingly, effective as of June 18, 2012, our SRP was indefinitely suspended.  With respect to redemption requests that were submitted for the second quarter of 2012, we will retain such requests in a queue, to be considered eligible for redemption if and when our board of directors reinstates the SRP.  Our board of directors may in the future reinstate the SRP, although we cannot provide any assurance as to the terms or if or when this may happen. Since the SRP’s inception in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 have been fulfilled, and there were no unpaid redemptions.  Through the effective suspension date in 2012 and for the six months ended June 30, 2011, redemptions of $15.5 million and $9.9 million, respectively, were paid.

Market Outlook

Conflicting macro economic forces, both domestically and globally, continue to result in an uneven recovery for the U.S. economy.  Job growth was below 100,000 new jobs for each month in the second quarter of 2012. While still positive, this is below the approximate 125,000 new job seekers that enter the labor market every month and is further impacting spending, particularly among middle income households. GDP growth for the second quarter was 1.5%, compared to a revised 2.0% in the first quarter of 2012 and 3% at the end of 2011. Globally, Spain and Greece were front and center in the European debt crisis. On an almost daily basis, the European credit “haves” and “have-nots” debated austerity versus relief, where one set of countries enjoyed unusually low borrowing rates while others struggled to attract new lenders. This, along with increased concerns over a slowdown in China, is exacerbating international financial uncertainty over world-wide demand.  In the U.S. this resulted in dampening exports, a slow down in manufacturing and a pullback in new investments. On the positive side, the economy has now been modestly growing for 12 consecutive quarters since the recession officially ended in 2009 with positive economic news during the second quarter primarily related to increased construction spending and improvements in the housing market.  Energy prices during the quarter were also favorable, freeing up consumer spending and reducing operating costs for businesses. However, on a net basis, all of this has led the Federal Reserve, and on a global perspective the International Monetary Fund, to reduce their growth forecasts for the rest of 2012 with many analysts projecting another round of quantitative easing.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in the multifamily sector should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Single family home ownership, which had peaked at 69.2% in late 2004, is now down to approximately 66% as of June 30, 2012.  Historical home ownership figures from pre 1995 hovered around 64%.  At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. Historically, multifamily housing starts have been equal to approximately 2% of existing supply.  Currently, starts for many locals are still below that average, some significantly off historical averages. We believe that these fundamentals will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  Some analysts’ reports are already starting to indicate that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income to maintain rental growth.

For the Company, these fundamentals have favorably impacted the Company’s operating performance.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  As measured at the end of May 2012, seven of our 12 major markets had annual employment growth greater than the national average of 1.4%. Of the five markets that were below the national average, three markets reported increases from the prior year. Of the top five markets with the highest absolute increase in job growth, we had investments in four: Houston, Boston, Washington D.C. and Los Angeles.

These positive employment results for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 24 communities that were stabilized and held for the comparable periods in 2011 and 2012. These 24 communities produced year over year total revenue increases of 9%. Since December 31, 2011, we have increased our residential monthly rent per unit by 2.4%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 24 communities from 93% at December 31, 2011 to 94% at June 30, 2012.

Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector.  In the last 18 months, five and ten year treasury rates have declined approximately 64% and 49%, respectively, and as of June 30, 2012, are approximately 0.7% and 1.7%, respectively.  GSEs have been a core source for multifamily financing, providing a base level of support for the sector.  However, lender competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. The Company has taken advantage of these financing opportunities and in 2012 we closed three loans with an average fixed interest rate of 3.1%. As of June 30, 2012, our weighted average fixed interest rate was 3.9%, compared to 4.4% at June 30, 2011.  While there is a risk that the European debt crisis, future legislative restrictions on GSE multifamily lending, or inflationary or capital pressures could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

In the event of changing financial market conditions, we believe the Company is financially well positioned to execute our strategy.  As of June 30, 2012, we held cash and cash equivalents and short-term investments of approximately $539.4 million and had borrowing capacity from our line of credit of $118.0 million. Our cash position is over 55% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 88% of our share of debt is at long term, fixed rates. In addition, the Company owns $112.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.5% to 4.0% for 4 years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility in the world economy, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

Based on the demand, supply and financing fundamentals outlined above, higher quality multifamily communities are currently considered a favored class for real estate investors. Accordingly, competition for new multifamily acquisitions is strong, where we compete with companies that have significant capital positions and access to capital. This has led to increased pricing for multifamily communities, particularly institutional quality communities but to some degree in all multifamily sectors. Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Consequently, multifamily values have increased and capitalization rates have compressed.  As capitalization rates on new acquisitions compress our initial income returns could decrease.  Our approach in this investing environment is to continue to focus on high quality, core assets in institutional markets where there are barriers to entry for new multifamily communities; however, if capitalization rates compress and other market factors arise, we may expand to other sub-markets or multifamily assets with different characteristics for age and type. We generally will not participate in heavily bid acquisitions but will seek out properties and situations where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Previous situations where these strengths have provided us with acquisition opportunities include lender short sales, failed condominiums and debt restructurings. We will also seek portfolio or merger opportunities which could allow us to make larger investments in a more cost effective structure. However, such acquisitions may require longer periods to identify and close the transaction, which could result in us remaining in cash for a longer period than we had previously anticipated.

Conversely, the favorable multifamily fundamentals have and may continue to provide opportunities to strategically monetize certain of our investments.  In May 2011, we sold our 55% interest in the Waterford Place multifamily community for a gross sales price of $110 million ($108.6 million net of closing costs).  This compared to its gross acquisition cost of $79.7 million in September 2009.  Our portion of the gain recorded in accordance with accounting principles generally accepted in the United States of America (“GAAP”) resulting from the sale was $18.1 million.  For this sale, we were able to selectively dispose of one of our older multifamily communities located in a suburban area and recycle the proceeds into a recently completed, highly amenitized, high-rise multifamily community in downtown San Francisco.  In December 2011, we sold partial interests in six multifamily communities, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million, and an increase to additional paid-in capital of $39.6 million.  For these sales, we were able to lock in a portion of the gain while holding partial interests for potential future returns with an institutional partner.  We also sold a multifamily community in March 2012, realizing cash proceeds of $23.9 million and a GAAP gain of $13.3 million. While there is no assurance that these trends will continue, we believe we may have other opportunities to sell appreciated investments and recycle the capital into multifamily communities with more favorable total return prospects or return to our stockholders through common stock distributions.

We believe that the projected demand for new developments may also provide opportunities for mortgage, bridge or mezzanine investments, as well as development opportunities for our own account.  GSEs typically do not lend on development properties during construction until after 90 days or more of stabilized operations.  Banks and other debt providers tend to limit financing to approximately 60% of total costs.  These limitations, which may only increase if the U.S. experiences an overall economic slowdown, may provide us with lending opportunities with creditworthy borrowers that would provide higher short-term returns (three to five years).  We currently have a mezzanine loan investment for $10.5 million and two mortgage land loans to developers for planned multifamily redevelopments totaling $20.5 million.  Both of these land loans have options allowing us to elect to participate in the developments through equity investments.  We will also evaluate developments for our own account or with development partners that meet our investment criteria.  We currently have eight developments in various stages of completion.  As of June 30, 2012, total projected cost is estimated at $336.8 million of which $64.2 million has been incurred. These developments are estimated to add 1,862 units to our existing multifamily portfolio of operating properties.

Property Portfolio

The table below presents physical occupancy and monthly rental rate per unit by geographic region for all of our consolidated and unconsolidated stabilized multifamily communities (including one with only a consolidated debt investment) as of June 30, 2012 and December 31, 2011:

			Physical Occupancy Rates (b)		Monthly Rental Rate per Unit (c)
	Number of	Number of	June 30,	December 31,	June 30,	December 31,
Geographic Region (a)	Communities	Units	2012	2011	2012	2011
Florida	2	704	94%	92%	$1,453	$1,430
Georgia (d)	2	493	96%	96%	1,168	1,133
Mid-Atlantic	5	1,412	93%	92%	1,894	1,850
Mid-West	1	298	93%	95%	2,102	2,009
Mountain	5	1,594	92%	93%	1,289	1,257
New England	4	940	93%	92%	1,490	1,506
Northern California	4	751	94%	95%	2,068	1,989
Northwest	2	540	93%	90%	1,298	1,312
Southern California	4	889	91%	88%	2,111	2,066
Texas	7	2,248	96%	96%	1,314	1,257
Totals	36	9,869	94%	93%	$1,564	$1,527

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

•                  New England includes the states of Connecticut and Massachusetts.  Our portfolio includes communities in Orange, Connecticut and Mansfield, Marlborough, and Pembroke, Massachusetts.

•                  Our portfolio includes communities in Concord, Santa Rosa, San Bruno and San Francisco in Northern California.

•                  Northwest includes the state of Oregon.  Our portfolio includes communities in Portland, Oregon.

•                  Our portfolio includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods in Southern California.

(b)         Physical occupancy is defined as the residential units occupied for stabilized properties as of June 30, 2012 or December 31, 2011 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of June 30, 2012, the total gross leasable area of retail space for all of these communities is approximately 173,000 square feet, which is approximately 2% of total rentable area.  As of June 30, 2012, all of the communities with retail space are stabilized, and approximately 75% of the 173,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)          Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2012 and December 31, 2011 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three and six months ended June 30, 2012, these other charges were approximately $3.9 million and $7.5 million, respectively, approximately 8% of total combined revenues for both periods. For the three and six months ended June 30, 2011, these other charges were approximately $3.0 million and $5.6 million, respectively, approximately 8% of total combined revenues for both periods.  The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

(d)         Physical occupancy rates and monthly rental rate per unit as of December 31, 2011 exclude the results of Mariposa Lofts Apartments which was sold in March 2012.

The table below presents the number of communities and units by geographic region that are currently in development, including debt investments, as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity Investments:
Florida	1	180	—	—
Northern California	1	163	1	163
Texas	5	1,249	2	342
Total Equity Investments	7	1,592	3	505

Debt Investments:
Georgia	—	—	1	295
Mountain	1	388	—	—
Southern California	1	113	1	113
Texas	1	320	1	320
Total Debt Investments	3	821	3	728
Total Development	10	2,413	6	1,233

Results of Operations

Because of our recent acquisitions and dispositions, we have experienced an increase in the proportion of our stabilized multifamily communities and consolidated multifamily communities.  These portfolio increases have contributed to significant increases in many of our financial results.  A summary of our multifamily communities as of June 30, 2012, December 31, 2011, and June 30, 2011 is as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011
Consolidated communities	45	41	14
Investments in unconsolidated real estate joint ventures	1	1	22
Total	46	42	36

Stabilized communities	36	36	33
Lease up communities	—	—	2
Development, including mezzanine and land loans	10	6	1
Total	46	42	36

Effective December 1, 2011, we consolidated 23 BHMP CO-JVs (which included 6 BHMP CO-JV Property Entities) and MW CO-JVs as a result of our sale of joint venture interests to the MW Co-Investment Partner and simultaneous amendment of all of our BHMP CO-JV operating agreements with the BHMP Co-Investment Partner whereby we obtained the controlling financial interest of each of these Co-Investment Ventures.  These transactions have affected the comparability of our financial statements for the three and six months ended June 30, 2012 as compared to 2011.

Additionally, during the three months ended June 30, 2011, we acquired controlling interests in three multifamily communities through a consolidated BHMP CO-JV and one acquisition through a previously unconsolidated BHMP CO-JV.  These 2011 acquisitions are contributing to increased results for the three and six months ended June 30, 2012.

Further, all of our lease up multifamily communities have transitioned to stabilized operations. As of June 30, 2011, we had interests in two communities that were in lease up. As of June 30, 2012, both of these communities were stabilized and producing increased net operating income.

The three months ended June 30, 2012 as compared to the three months ended June 30, 2011

As discussed above, the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 and the acquisition of the Pembroke Woods community in April 2012 have significantly affected the comparability of our second quarter 2012 results with second quarter 2011.  Related to operations, our rental revenues for the three months ended June 30, 2012 were $32.2 million higher due to the 2011 and 2012 business combinations accounting for the majority of the 230% increase in rental revenues over the three months ended June 30, 2011.  Similarly, the increases to property operating expenses and real estate taxes of over 175% were substantially related to the business combinations.  Depreciation and amortization expense related to the 2011 and 2012 business combinations was $23.9 million for the three months ended June 30, 2012, an increase of more than 300% over depreciation and amortization expense for the comparable period of 2011.

As an aid to analyzing our results for the three months ended June 30, 2012 compared to the comparable period of 2011, the following table reflects the 2012 results as reported in the consolidated statements of operations less the combined effect of all of the 2012 business combinations and the 2011 business combinations occurring after June 30, 2012 in order to provide a comparable comparison of 2012 to 2011, excluding business combinations (in millions):

		Less: 2012 Amounts	Less: 2012	2012 Results		Current
		Related to 2011	Amounts Related	net of		Quarter
		Business Combinations	to 2012	2011 and 2012		Change Net
		Occurring	Business	Business		of Business
For the Three Months Ended June 30,	2012	after June 30, 2011	Combinations	Combinations	2011	Combinations
Rental revenues	$46.2	$(27.4)	$(1.5)	$17.3	$14.0	$3.3

Expenses
Property operating expenses	12.1	(7.4)	(0.4)	4.3	4.0	0.3
Real estate taxes	5.9	(3.3)	(0.2)	2.4	2.3	0.1
Asset management fees	1.6	—	—	1.6	1.6	—
General and administrative expenses	3.3	(0.1)	—	3.2	1.0	2.2
Acquisition expenses	2.0	—	(2.0)	—	5.8	(5.8)
Interest expense	8.6	(5.7)	(0.1)	2.8	1.8	1.0
Depreciation and amortization	30.9	(22.8)	(1.1)	7.0	7.5	(0.5)
Total expenses	64.4	(39.3)	(3.8)	21.3	24.0	(2.7)

Interest income	2.0	(0.8)	—	1.2	0.5	0.7
Gain on revaluation of equity on a business combination	—	—	—	—	18.1	(18.1)
Loss on early extinguishment of debt	(0.3)	0.3	—	—	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	(0.6)	—	—	(0.6)	(2.5)	1.9
Other expense	(0.4)	—	—	(0.4)	—	(0.4)
Income (loss) from continuing operations	(17.5)	11.4	2.3	(3.8)	6.1	(9.9)

Income (loss) from discontinued operations
Income (loss) from discontinued operations	(0.2)	—	—	(0.2)	0.3	(0.5)

Net income (loss)	(17.7)	11.4	2.3	(4.0)	6.4	(10.4)
Net loss attributable to noncontrolling interests	6.4	(6.1)	(0.1)	0.2	0.2	—
Net income (loss) attributable to common stockholders	$(11.3)	$5.3	$2.2	$(3.8)	$6.6	$(10.4)

Where the headings below refer to adjusted amounts, we are describing the activity net of the 2011 and 2012 business combination activity included in the table above.  For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2012 results to 2011 results.

Rental Revenues Adjusted.  Rental revenues for the three months ended June 30, 2012 were approximately $17.3 million compared to $14.0 million for the three months ended June 30, 2011.  Physical occupancy for the stabilized communities as of June 30, 2012 was 94% as compared to 93% as of June 30, 2011.  All of our properties were stabilized as of June 30, 2012.  Monthly rental rates per units for stabilized communities increased 5% as of June 30, 2012 compared to June 30, 2011. Additionally, rental revenue increased $2.1 million for the three months ended June 30, 2012 over the comparable period of 2011 as a result of the acquisitions of Argenta, Stone Gate and West Village during the three months ended June 30, 2011.  We also expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses Adjusted.  Property operating and real estate tax expenses for the three months ended June 30, 2012 and 2011 were approximately $6.7 million and $6.3 million, respectively.  This increase is principally a result of the acquisitions of Argenta, Stone Gate and West Village during the second quarter of June 30, 2011.  We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

General and Administrative Expenses Adjusted.  The increase in general and administrative expenses of $2.2 million for the three months ended June 30, 2012 compared to the same period of 2011 was a result of $0.8 million of off-site personnel costs reimbursed to an affiliate of our Advisor, Behringer Harvard Multifamily Management Services, LLC, (“BHM Management”) in accordance with our property management agreement with BHM Management.  For the six months ended June 30, 2011, BHM Management waived reimbursement of these costs.  Additionally during the three months ended June 30, 2012, we incurred $0.7 million of costs related to the Company’s review of strategic alternatives, primarily financial advisory and legal fees.

Acquisition Expenses.  Acquisition expenses for the three months ended June 30, 2012 were approximately $2.0 million and principally related to our acquisition of Pembroke.  The majority of the acquisition expenses were fees and expenses due to our Advisor.  For the three months ended June 30, 2011, we incurred acquisition expenses of $5.8 million related to our consolidated acquisitions of Argenta, West Village and Stone Gate.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense Adjusted. Interest expense for the three months ended June 30, 2012 was approximately $2.8 million compared to $1.8 million for the three months ended June 30, 2011.  The increase was due to increased borrowing related to our mortgage loans payable which increased during 2012 as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities.  The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate.  Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees, which have increased as a result of our reduced borrowings under the credit facility, were $0.6 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively.

Depreciation and Amortization Adjusted.  Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was approximately $7.0 million and $7.5 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decline during 2012 is primarily attributable to the amortization of acquired in-place leases, where due to its shorter amortization period, a larger portion was fully amortized subsequent to June 30, 2011.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income Adjusted. Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for the three months ended June 30, 2012 and 2011, was approximately $1.2 million and $0.5 million, respectively.  Our combined cash equivalent and short-term investment balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Our average balance of cash equivalents and short-term investments for the three months ended June 30, 2012 was $576.1 million compared to $211.8 million for the three months ended June 30, 2011.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  For both three month periods in 2012 and 2011, interest rates continue to be at historical low interest rates, with no significant change between the periods.  Additionally, during 2011, we invested in one mezzanine loan and two land loans and earned interest income of $0.6 million on these loans during 2012.

Gain on Revaluation of Equity on a Business Combination.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million.  The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.  There was no similar gain in 2012.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended June 30, 2012 was approximately $0.6 million compared to approximately $2.5 million for the three months ended June 30, 2011.  The decrease in equity in loss of joint venture investments is due to a decrease in the number of unconsolidated joint ventures from 22 as of June 30, 2011 to 1 as of June 30, 2012.

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the dispositions of Mariposa in March 2012 and the Waterford Place community in May 2011.  There were no other property dispositions during the three months ended June 30, 2012 or 2011.

Net Loss Attributable to Noncontrolling Interests.  Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, and the Grand Reserve BHMP CO-JV effective February 15, 2012, and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities.  During the three months ended June 30, 2011, the noncontrolling interests related to the Waterford Place BHMP CO-JV.

The six months ended June 30, 2012 as compared to the six months ended June 30, 2011

As discussed above, the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 and the acquisition of the Pembroke Woods community in April 2012 have significantly affected the comparability of our results for the six months ended June 30, 2012 with our results for the six months ended June 20, 2011.  Related to operations, our rental revenues for the six months ended June 30, 2012 were $64.7 million higher due to the 2011 and 2012 business combinations accounting for the majority of the 255% increase in rental revenues over the six months ended June 30, 2011.  Similarly, the increases to property operating expenses and real estate taxes of over 200% were substantially related to the business combinations.  Depreciation and amortization expense related to the 2011 and 2012 business combinations was $49.3 million for the six months ended June 30, 2012, an increase of greater than 350% over depreciation and amortization expense for the comparable period of 2011.

As an aid to analyzing our results for the six months ended June 30, 2012 compared to the comparable period of 2011, the following table reflects the 2012 results as reported in the consolidated statements of operations less the combined effect of all of the 2012 business combinations and the 2011 business combinations occurring after June 30, 2012 in order to provide a comparable comparison of 2012 to 2011, excluding business combinations (in millions):

		Less: 2012 Amounts	Less: 2012	2012 Results		Current
		Related to 2011	Amounts Related	net of		Quarter
		Business Combinations	to 2012	2011 and 2012		Change Net
		Occurring	Business	Business		of Business
For the Six Months Ended June 30,	2012	after June 30, 2011	Combinations	Combinations	2011	Combinations
Rental revenues	$90.1	$(54.0)	$(1.9)	$34.2	$25.4	$8.8

Expenses
Property operating expenses	24.3	(14.6)	(0.5)	9.2	7.6	1.6
Real estate taxes	11.8	(6.7)	(0.3)	4.8	4.0	0.8
Asset management fees	3.2	(0.1)	—	3.1	3.1	—
General and administrative expenses	4.9	(0.4)	—	4.5	2.0	2.5
Acquisition expenses	2.5	—	(2.5)	—	5.8	(5.8)
Interest expense	17.3	(11.3)	(0.1)	5.9	3.4	2.5
Depreciation and amortization	63.2	(48.0)	(1.3)	13.9	13.5	0.4
Total expenses	127.2	(81.1)	(4.7)	41.4	39.4	2.0

Interest income	4.2	(1.6)	—	2.6	0.8	1.8
Gain on revaluation of equity on a business combination	—	—	—	—	18.1	(18.1)
Loss on early extinguishment of debt	(0.3)	0.3	—	—	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	(1.2)	—	—	(1.2)	(4.6)	3.4
Other expense	(0.4)	—	—	(0.4)	—	(0.4)
Income (loss) from continuing operations	(34.8)	25.8	2.8	(6.2)	0.3	(6.5)

Income from discontinued operations
Income from discontinued operations	0.3	—	—	0.3	0.4	(0.1)
Gain on sale of discontinued operations	13.3	—	—	13.3	—	13.3

Net income (loss)	(21.2)	25.8	2.8	7.4	0.7	6.7
Net loss attributable to noncontrolling interests	14.4	(13.9)	(0.1)	0.4	0.2	0.2
Net income (loss) attributable to common stockholders	$(6.8)	$11.9	$2.7	$7.8	$0.9	$6.9

Where the headings below refer to adjusted amounts, we are describing the activity net of the 2011 and 2012 business combination activity included in the table above.  For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2012 results to 2011 results.

Rental Revenues Adjusted.  Rental revenues for the six months ended June 30, 2012 were approximately $34.2 million compared to $25.4 million for the six months ended June 30, 2011.  Physical occupancy for the stabilized communities as of June 30, 2012 was 94% as compared to 93% as of June 30, 2011.  All of our properties were stabilized as of June 30, 2012.  Monthly rental rates per units for stabilized communities increased 5% as of June 30, 2012 compared to June 30, 2011. Additionally, rental revenue increased $6.0 million for the six months ended June 30, 2012 over the comparable period of 2011 as a result of the acquisitions of Argenta, Stone Gate and West Village during the second quarter of June 30, 2011.  We also expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses Adjusted.   Property operating and real estate tax expenses for the six months ended June 30, 2012 and 2011 were approximately $14.0 million and $11.6 million, respectively.  This increase is principally a result of the acquisitions of Argenta, Stone Gate and West Village during the second quarter of June 30, 2011.  We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

General and Administrative Expenses Adjusted.  The increase in general and administrative expenses of $2.5 million for the six months ended June 30, 2012 compared to the same period of 2011 was a result of $0.8 million of off-site personnel costs reimbursed to an affiliate of our Advisor, BHM Management in accordance with our property management agreement with BHM Management.  For the six months ended June 30, 2011, BHM Management waived reimbursement of these costs.   Additionally during the six months ended June 30, 2012, we incurred $0.8 million of costs related to the Company’s review of strategic alternatives, primarily financial advisory and legal fees.  We also incurred $0.5 million of investor relations cost, which includes the cost of our stock transfer agent that were primarily included in offering costs in the prior period.

Acquisition Expenses.  Acquisition expenses for the six months ended June 30, 2012 were approximately $2.5 million and principally related to our acquisition of Pembroke Woods and the Grand Reserve.  The majority of the acquisition expenses were fees and expenses due to our Advisor.  For the six months ended June 30, 2011, we incurred acquisition expenses of $5.8 million related to our consolidated acquisitions of Argenta, West Village and Stone Gate.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense Adjusted. Interest expense for the six months ended June 30, 2012 was approximately $5.9 million compared to $3.4 million for the six months ended June 30, 2011.  The increase was principally due to increased borrowing related to our mortgage loans payable which increased during 2012 as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities.  The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate.  Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees, which have increased as a result of our reduced borrowings under the credit facility, were $1.2 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively.

Depreciation and Amortization Adjusted.  Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was approximately $13.9 million and $13.5 million, respectively.   Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decline during 2012 is primarily attributable to the amortization of acquired in-place leases, where due to its shorter amortization period, a larger portion was fully amortized subsequent to June 30, 2011.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income Adjusted. Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for the six months ended June 30, 2012 and 2011, was approximately $2.6 million and $0.8 million, respectively.  Our cash equivalent and short-term investment balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Our average balance of cash equivalents and short-term investments for the six months ended June 30, 2012 was $597.4 million compared to $159.5 million for the six months ended June 30, 2011.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  For both six month periods in 2012 and 2011, interest rates continue to be at historical low interest rates, with no significant change between the periods.  Additionally, during 2011, we invested in one mezzanine loan and two land loans and earned interest income of $1.2 million on these loans during 2012, compared to $0.2 million in 2011.

Gain on Revaluation of Equity on a Business Combination.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million.  The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.  There was no similar gain in 2011.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the six months ended June 30, 2012 was approximately $1.2 million compared to approximately $4.6 million for the six months ended

June 30, 2011.  The decrease in equity in loss of joint venture investments is due to a decrease in the number of unconsolidated joint ventures from 22 as of June 30, 2011 to 1 as of June 30, 2012.

Income from Discontinued Operations. The income from discontinued operations relates to the dispositions of Mariposa in March 2012 and the Waterford Place community in May 2011.  There were no other property dispositions during the six months ended June 30, 2012 or 2011.

Net Loss Attributable to Noncontrolling Interests.  Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, and the Grand Reserve BHMP CO-JV effective February 15, 2012 and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities.  During the six months ended June 30, 2011, the noncontrolling interests related to the Waterford Place BHMP CO-JV.

Due to the activity resulting from our investment program, including the consolidation of previously unconsolidated investments in real estate joint ventures, we have few comparable operating multifamily communities through June 30, 2012.  Accordingly, same store reporting is currently not meaningful.

We review our investments for impairments in accordance with GAAP. For the three and six months ended June 30, 2012 and 2011, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2011 to June 30, 2012.

Total real estate, net increased approximately $84.2 million principally as a result of our 2012 acquisitions of Pembroke Woods, a 240 unit multifamily community in April 2012, and The Grand Reserve, a 140 unit multifamily community in February 2012 through a BHMP CO-JV.  The combined purchase price for these two acquisitions was $73.6 million.  Additionally, we invested $48.5 million related to our development program.  These increases were partially offset by depreciation expense of $40.9 million for the six months ended June 30, 2012.

Cash and cash equivalents decreased $141.1 million principally as a result of the 2012 acquisitions and expenditures related to the development program as discussed above and a $25.0 million temporary investment in short-term investments.  This decrease was partially offset by the receipt of proceeds of $23.9 million from the sale of Mariposa in March 2012.

Short-term investments increased $25.0 million as a result of investments in certificates of deposit during the second quarter of 2012.  The certificates of deposit earn interest at a weighted average fixed interest rate of 0.5% and have a weighted average remaining maturity of four months.  We consider these deposits short-term investments which at maturity will be available to fund real estate investments, converted into cash equivalents or rolled into other short-term investments.

Assets held for sale and liabilities related to assets held for sale decreased as the sale of Mariposa closed in March 2012.

Intangibles, net decreased $20.0 million due to normal amortization of intangible assets during the six months ended June 30, 2012.  This decrease was partially offset by intangibles of $1.3 million related to the Grand Reserve and Pembroke acquisitions during the six months ended June 30, 2012.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2012 and 2011 acquisition activity and the transition of multifamily communities from lease up to stabilized operations. We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily communities, but once invested, we expect a decline in our acquisition activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Cash flows provided by operating activities for the six months ended June 30, 2012 were $28.1 million as compared to cash flows provided by operating activities of $12.6 million for the same period in 2011.  The increase in cash provided by operating activities is primarily due to the acquisitions of consolidated multifamily communities and increased stabilized multifamily community activities noted above.  A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges increased by $46.6 million for the six months ended June 30, 2012 as compared to the same period in 2011.  This significant increase in depreciation and amortization is a result of the consolidation of the BHMP CO-JVs and MW CO-JVs on December 1, 2011.  The increase in depreciation and amortization is partially offset by the $13.3 million gain from the sale of Mariposa which is also a non-cash adjustment to cash flows provided by operating activities.  We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities. Distributions received from investments in unconsolidated real estate joint ventures were $8.4 million for the six months ended June 30, 2011.  We did not receive any distributions from our one unconsolidated investment for the six months ended June 30, 2012.    We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities to the extent we invest the remaining cash from our Initial Public Offering in consolidated multifamily communities.

Cash flows used in investing activities for the six months ended June 30, 2012 were $154.3 million compared to cash flow used in investing activities of $87.8 million during the comparable period of 2011.  The increase in cash used in investing activities was principally due to our acquisitions of Pembroke Woods, the Grand Reserve (through a BHMP CO-JV) and land for future development related to our development program.  Additionally, during the six months ended June 30, 2012, we acquired additional noncontrolling interests in three BHMP CO-JVs for approximately $18.3 million, issued a new $15.9 million note receivable, and invested $25.0 million in short-term investments.  These increases in cash used in investing activities were partially offset by the sale of Mariposa in March 2012 which generated net cash proceeds of $23.9 million.  During the six months ended June 30, 2011, the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netted proceeds of $50.6 million.  Although we do expect to continue to strategically dispose of other multifamily investments, we currently do not expect sales of this magnitude in the near term.  We had no new investments in unconsolidated real estate joint ventures for the six months ended June 30, 2012.  As all but one of our Co-Investment Ventures are consolidated, we may have fewer investments in unconsolidated real estate joint ventures in future periods. Providing a source of investing cash flow for the six months ended June 30, 2011 were BHMP CO-JV distributions related to a financing for the Cyan/PDX BHMP CO-JV.  As all BHMP CO-JVs and MW CO-JVs were consolidated in December 2011, we had no distributions related to financings for the six months ended June 30, 2012.

Cash flows used in financing activities for the six months ended June 30, 2012 were $14.9 million compared to cash flows provided by financing activities of $288.8 million for the six months ended June 30, 2011.  For the six months ended June 30, 2011, net proceeds from our Initial Public Offering were approximately $303.2 million.  There were no net proceeds from our Initial Public Offering for the six months ended June 30, 2012, as our Initial Public Offering ended in September 2011.  During the six months ended June 30, 2012, we obtained financing proceeds from two new loans for $33.7 million.  We also refinanced two loans, obtaining long term fixed rate financing, paying principal of $141.6 million and receiving new principal of $141.5 million.  During the six months ended June30, 2011, we obtained new financing for a single loan of $37.0 million.  Other than recurring principal payments, we had no loan pay-offs for the six months ended June 30, 2011.  With the proceeds of our Initial Public Offering, we have not utilized our credit facility for any net draws during the six months ended June 30, 2012.  As we deploy these offering proceeds, we may utilize the credit facility as we did during the six months ended June 30, 2011 to bridge and manage our cash.  For the six months ended June 30, 2012, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2011 due to the increase in our average shares outstanding, offset by a decrease in the distribution rate in the second quarter of 2012 from 6% to 3.5% (based on a $10 share price).  Additionally, redemptions for the six months ended June 30, 2012 increased by $5.6 million over the comparable period of 2011.  As discussed further in the section above entitled “Overview — Strategic Alternatives — Suspension of Redemptions,” our board of directors has indefinitely suspended our SRP effective as of June 18, 2012.  Accordingly, our 2012 redemptions only reflect redemptions through the first quarter of 2012.

Liquidity and Capital Resources

With the completion of our Initial Public Offering, the Company has cash and cash equivalents and short-term investments of $539.4 million as of June 30, 2012.  We intend to deploy these funds for additional investments in multifamily communities, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions and investments.

Generally, cash needs for items other than our investments, including any related acquisition costs, include our operating expenses, general administrative expenses, and asset management fees. We expect to meet these requirements from the operations of our existing investments and anticipated new investments.   Based on our current distribution levels, our current operating cash flow is insufficient to meet our total distributions, and we will be dependent on our current cash balances and on the returns from these anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. In addition, given the degree of our remaining proceeds and the competition for acquisition of multifamily communities, there may be an extended period to deploy these funds in investments and to receive the income from such investments.  During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund redemptions (if we resume the SRP) and the distributions paid to our common stockholders, which could reduce the amount available for new investments.   During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, short-term investments and our credit facility. As of June 30, 2012, our cash and cash equivalents balance was $514.4 million, compared to $655.5 million as of December 31, 2011. The decrease is primarily due to the acquisitions and development expenditures made during the six months ended June 30, 2012 of $123.7 million and the temporary, short-term investment of $25.0 million in certificates of deposit.  For the year ended December 31, 2011, we received gross proceeds from our Initial Public Offering and our DRIP of approximately $638.0 million and cash proceeds from our sale of partial interests to the MW Co-Investment Partner of $100.6 million.

Included in our consolidated cash and cash equivalent balance of $514.4 million is approximately $5.0 million held by individual Co-Investment Ventures.  These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to their owners.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts and a high grade money market fund.  Our short-term investments have a weighted average remaining maturity of four months and at maturity are expected to be converted into cash and cash equivalents or rolled into similar temporary, short-term deposits.  We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our short-term balances, a substantial portion of our holdings are in excess of U.S. federal insured limits.

With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $28.1 million for the six months ended June 30, 2012 compared to $12.6 million for the comparable period in 2011.  The increase in cash flow from operating activities is principally due to the conversion from equity accounting for most of our Co-Investment Ventures to consolidated accounting.  We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed.

With our positive cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are paid from lender escrows, which are either funded by us monthly, or from elective internal cash reserves.  Further, we expect our operating cash flows to benefit from our recent acquisitions.   Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

During our Initial Public Offering, we experienced significant increases in the absolute amount of our regular distributions on our common stock.  With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, our board of directors set our 2012 second and third quarter distribution rate to an annual rate of 3.5%, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6%. This reduction, if continued going forward, would reduce our distributions payable and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.  In addition to the extent that stockholders elect to reinvest their regular distributions under our DRIP less cash is needed to fund distributions.  During 2012 and 2011, the percentage of our regular distributions that has been reinvested has averaged approximately 55%.

On March 29, 2012, our board of directors authorized the Mariposa Distribution related to the gain from sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The special cash distribution of approximately $10.0 million was paid on July 11, 2012 from our existing cash balances.  See further discussion of the Mariposa Distribution above under “Overview — Distributions — Special Cash Distribution and Effects of Special Distribution.”

As further described above in “Overview — Strategic Alternatives - Suspension of Redemptions”, our board of directors temporarily suspended our SRP effective as of June 18, 2012.  Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million and $9.9 million in redemptions during 2012 (through the suspension date) and the first six months of 2011, respectively.  If redemptions are reinstated, and we cannot make any assurances that they would be or on what terms, we may have to reserve additional liquidity for these redemptions, which could reduce the amount available for new investments.  See “Share Redemption Program” in Part II, Item 2 for further discussion.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of June 30, 2012, we may additionally draw approximately $118.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of		For the Three Months Ended			For the Six Months Ended
	June 30, 2012		June 30, 2012			June 30, 2012
				Average	Maximum		Average	Maximum
	Balance	Interest	Average Balance	Interest	Balance	Average Balance	Interest	Balance
	Outstanding	Rate	Outstanding	Rate (a)	Outstanding	Outstanding	Rate (a)	Outstanding

Borrowings	$10.0	2.32%	$10.0	2.32%	$10.0	$10.0	2.33%	$10.0

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

As discussed above, we have $514.4 million of cash and cash equivalents and short-term investments of $25.0 million as of June 30, 2012 and we expect to use a substantial portion of these funds for additional investments in multifamily communities and to refinance existing mortgage and construction financings. The actual amount invested will depend on the extent we are able to supplement these funds with other long term sources as discussed below or the extent to which we utilize funds for distributions and redemptions (if we resume the SRP), if any, related to our common stock or other uses.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, such as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners.   As of June 30, 2012, approximately $6.3 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $17.0 million.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 125 billion euro (approximately $160 billion, based on exchange rates as of June 30, 2012) in pension assets for over 2.5 million people as of June 2012.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of June 30, 2012, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $7.7 million.  We anticipate using the remaining proceeds of the primary portion of our Initial Public Offering and other sources described in this section to fund any amounts required.

As of June 30, 2012, we have four other Co-Investment Ventures.  These other Co-Investment Ventures were established for development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of June 30, 2012, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of June 30, 2012, we have three wholly owned debt investments and one debt investment through a BHMP CO-JV.  The full amount of the commitment has been funded for each of these debt investments.  We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we will also evaluate the use of new or existing debt, including our $150 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the Co-Investment Venture level or at the Property Entity level, where both have unaffiliated third party partners.  For wholly owned acquisitions, we may acquire communities with all cash and then once a sufficient portfolio of unsecured communities is in place, obtain unsecured financing.

If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgage loans payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2012, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of June 30, 2012, we and our BHMP Co-Investment Partner have five equity investments in BHMP CO-JV Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $9.5 million to BHMP CO-JV Property Entities as of June 30, 2012.  These BHMP CO-JV Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of June 30, 2012, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

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

In relation to historical averages, favorable long term, fixed rate financing terms are currently available for high quality multifamily communities. As of June 30, 2012, the weighted average interest rate on our company level and Co-Investment level communities fixed interest rate financings was 3.9% and 4.0%, respectively.  During 2012, we and Co-Investment Ventures closed new financings of $33.7 million at a weighted average interest rate of 3.1%.  As of June 30, 2012, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was six and five years, respectively.  As of June 30,

2012, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at June 30, 2012 was 0.25%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.3	3.86%	2018	$30.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (c)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	64.3			64.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	844.9	3.95%	2013 to 2020 (c)	475.3
Permanent mortgages - variable interest rate	33.6	Monthy LIBOR + 2.63%	2013 to 2017 (c)	18.4
	878.5			493.7
Plus: Unamortized adjustments from business combinations	12.1
Total Co-Investment Venture Level - Consolidated	890.6

Co-Investment Venture Level - Unconsolidated:
Construction loan - variable interest rate (b)	37.1	Monthy LIBOR + 2.75%	2012 (c)	15.3
Total Co-Investment Venture Level - Unconsolidated	37.1			15.3

Total All Levels	$992.0			$573.3

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

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2012, we believe the respective borrowers were in compliance with these covenants.   The above table excludes inter entity debts owed to Co-Investment Ventures or us and does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of June 30, 2012, contractual principal payments for each of the five subsequent years and thereafter are as follows (in millions):

		Consolidated	Unconsolidated
	Company	Co-Investment	Co-Investment
Years	Level	Venture Level	Venture Level	Our Share
July through December 2012	$—	$1.5	$37.1	$16.2
2013	$—	$70.9	$—	$38.2
2014	$24.0	$4.3	$—	$26.5
2015	$0.2	$82.7	$—	$45.9
2016	$0.6	$166.8	$—	$92.6
Thereafter	$39.5	$552.3	$—	$353.9

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

Although the Co-Investment and Property Entity construction loans payable are not our direct responsibility, these construction loans payable will require permanent financing at their maturity dates, including any extension options.  In obtaining permanent financing, we, the Co-Investment Venture, or Property Entity may be required to pay off or partially pay down the construction loans payable.  During 2012, Co-Investment Ventures repaid three construction loans totaling $167.8 million replacing them with three permanent fixed rated loans totaling $162.5 million.   The BHMP Co-Investment Partner contributed $3.9 million towards the pay-off of one of the construction loans.  Fixed interest rates on the new loans range from 2.8% to 3.4% and maturities range from five to seven years.

GSEs have been an important financing source for multifamily communities.  Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations.   As of June 30, 2012, approximately 67% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.  Recently, other loan providers, primarily insurance companies and to a lesser extent banks, have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long term liquidity may be increased leverage on our existing investments.  As of June 30, 2012, the leverage on our portfolio, as measured by GAAP cost, was approximately 45%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In addition, as of June 30, 2012, a wholly owned multifamily community and two of our Co-Investment Ventures have multifamily communities with combined total carrying values of approximately $117.0 million that are not encumbered by any secured debt.

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

Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements were required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.  In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.

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

Our development program includes both equity and loan investments. Equity investments are structured on our own account or with Co-Investment Partners.  Loan investments include mezzanine loans and land loans.  Two of the land loans include options to convert into equity at our option.  The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development program as of June 30, 2012 (amounts in millions):

				Total		Our Share
				Costs Incurred	Total	of Total	Estimated
				as of	Estimated	Estimated	Completion	Effective
Community	Location	Type	Units	June 30, 2012	Costs	Costs	Date	Ownership (a)
Equity investments as of June 30, 2012:
7 Rio (b)	Austin, TX	Co-Investment Venture	221	$7.1	$55.6	$55.6	1st Quarter 2015	90%
Allegro Phase II	Addison, TX	Wholly Owned	121	3.8	16.1	16.1	2nd Quarter 2013	100%
4140 Fairmount (b)	Dallas, TX	Co-Investment Venture	299	8.1	45.3	45.3	3rd Quarter 2014	80%
The Franklin Delray	Delray Beach, FL	Wholly Owned	180	13.7	32.5	32.5	4th Quarter 2013	100%
Renaissance Phase II	Concord, CA	BHMP CO-JV	163	8.4	38.1	21.0	4th Quarter 2015	55%
The Arpeggio Victory Park (b)	Dallas, TX	Co-Investment Venture	377	12.4	58.9	58.9	3rd Quarter 2014	70%
The Muse West University (b)	Houston, TX	Co-Investment Venture	231	10.7	41.6	41.6	4th Quarter 2014	80%
Total equity investments as of June 30, 2012			1,592	64.2	288.1	271.0

Equity investment made subsequent to June 30, 2012:
Museum District	Houston, TX	Co-Investment Venture	270	—	48.7	48.7	4th Quarter 2014	80%

			1,862	$64.2	$336.8	$319.7

(a)   Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.

(b)   If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based on the development achieving certain total returns.

					Amounts	Fixed
				Total	Advanced at	Interest	Maturity	Effective
Community	Location	Type	Units	Commitment	June 30, 2012	Rate	Date	Ownership (a)
Loans:
Pacifica	Costa Mesa, CA	Land loan option (b)	113	$4.9	$4.9	10.0%	October 2012	100%
The Domain	Houston, TX	Mezzanine loan	320	10.5	9.5	14.0%	April 2014	100%
Jefferson at One Scottsdale	Scottsdale, AZ	Land loan option (c)	388	15.6	15.6	12.5%	June 2013	100%
			821	$31.0	$30.0

(a)   Effective ownership represents our current ownership percent in the mezzanine or land loan.

(b)   Our option period to convert our land loan to an equity investment expires August 15, 2012.  If we elect to convert to an equity investment, we anticipate that we will be responsible for funding all of the development costs and the Co-Investment Partner will be entitled to back end interests based on the development achieving certain total returns.

(c)   Our option period to convert our land loan to an equity investment expires September 27, 2012.  If we elect to convert into an equity investment, we anticipate that we will be responsible for funding all of the development costs and the Co-Investment Partner will be entitled to back end interests based on the development achieving certain total returns.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of June 30, 2012, we have entered into construction and development contracts with $30.6 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  We expect to enter into additional construction contracts during the remainder of 2012.

Based on current market information, we believe construction financing is available for each of these developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  If we do elect to obtain construction financing, we believe it would be obtained at 50-60% of cost and at floating rates in the range of 250 basis points to 300 basis points over 30-day LIBOR.  As of June 30, 2012, 30-day LIBOR was 0.25%.  If long term financing is attractive, we may also initially obtain permanent financing during the development. There is no assurance that such terms would still be available at the time of any financing.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of June 30, 2012, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current communities, to be in the range of $3.5 million to $5.2 million for the next three to five years.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our prior performance, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.  Distributions may also be paid in anticipation of cash flow that we expect to receive during a later period as we invest the remaining proceeds from our Initial Public Offering.

Given the degree of our remaining proceeds from our Initial Public Offering and the competition for acquisition of multifamily communities, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments.  During this period, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.   There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target. In addition, to the extent our investments are in properties in lease up, development or redevelopment projects or properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation of these types of investments.  As development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

Special Cash Distribution

As discussed above under “Overview — Distributions — Special Cash Distribution and Effects of Special Distribution,” our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was paid on July 11, 2012.  Effective on July 6, 2012, the current price per share under our DRIP is $9.45 per share.  The sale of Mariposa resulted in net proceeds of $23.9 million and a GAAP gain, including the effects of GAAP depreciation and amortization, of $13.3 million.

Regular Distributions

The following tables show the regular distributions paid and declared for the six months ended June 30, 2012 and 2011 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Regular			Cash Flow	Total	Declared
	Distributions			from Operating	Distributions	Distributions
	Paid in Cash (a)	DRIP	Total	Activities	Declared	Per Share
2012
Second Quarter (b)	$8.1	$10.0	$18.1	$16.6	$14.4	$0.087
First Quarter	10.9	13.9	24.8	11.5	24.8	0.150
Total	$19.0	$23.9	$42.9	$28.1	$39.2	$0.237

2011
Second Quarter	$8.1	$9.6	$17.7	$5.9	$18.5	$0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148
Total	$15.2	$17.9	$33.1	$12.6	$34.4	$0.298

(a)         Distributions are declared daily for each month and paid monthly in the following month (e.g., March distributions are paid in April.)

(b)         In the second quarter of 2012, the distribution rate was decreased from an annual distribution rate of 6% based on a $10 share price to an annual distribution rate of 3.5% based on a $10 share price.  Accordingly, amounts paid during the second quarter of 2012 exceed the amounts declared during the second quarter of 2012.  As discussed below, the annual distribution rate was decreased effective April 1, 2012.

The margin by which regular distributions exceeded cash flow from operating activities for the six months ended June 30, 2012 as compared to the comparable period of 2011 was less as our cash flow from operating activities increased by over 100% for the six months ended June 30, 2012 compared to the comparable period of 2011, and the decrease in the distribution rate effective April 1, 2012.  As we invest the remaining proceeds from our Initial Public Offering and as our development projects are completed and leased, we expect our cash flow from operating activities to increase.

During the six months ended June 30, 2011 and 2012, our regular cash distributions in excess of our cash flow from operations were funded from our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million.  In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million.  In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million.

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the months of April, May and June 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.  On June 28, 2012, our board of directors authorized daily distributions at this rate through September 30, 2012.   With the change, our distribution rate is expected to be more in line with our estimated earnings and cash flow from operations after all of the proceeds from the Initial Public Offering are invested.  Further, the adjustment in the regular distribution rate is expected to allow the Company to be more competitive in acquiring multifamily communities with less of a dilutive effect of paying distributions in excess of current earnings and cash flow from operations.

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

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of June 30, 2012, we had one investment in an unconsolidated joint venture, Veritas, which was made through the Veritas BHMP CO-JV.  While we consolidate the Veritas BHMP CO-JV, the investment in the Veritas Project Entity was recorded on the equity basis of accounting.

As of June 30, 2012, the Veritas BHMP CO-JV has a mortgage loan investment outstanding in the Property Entity of $20.2 million.  The Veritas Property Entity and its affiliates have provided the Veritas BHMP CO-JV with collateral interests in the underlying property, improvements, and their interests in the Veritas Property Entity.  The Veritas Property Entity has also obtained additional financing that is senior to the Veritas BHMP CO-JV mezzanine loan investment and its equity investment.  The senior loan is secured by the Veritas multifamily community.  Neither we nor the Veritas BHMP CO-JV have any contractual obligations on this senior level financing obtained by the Property Entity.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our BHMP CO-JVs, MW CO-JVs and BHMP CO-JV Property Entities include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price. All of our other Co-Investment Ventures include put provisions by the other Co-Investment Venture partner.  The put rights are available generally one year after substantial completion of the project for a specified purchase price which at June 30, 2012, total approximately $5.4 million for all of the Co-Investment Ventures.  As of June 30, 2012, no such offers are outstanding under any of these arrangements; however, we may have to retain additional liquidity so we are able to maintain leverage during a buy/sell negotiation or to meet any obligations under the arrangements.

The Co-Investment Ventures with developers contain provisions where it is probable that the noncontrolling interests will be redeemed at their stated amounts totaling $3.0 million if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

As of June 30, 2012, we have entered into construction and development contracts with $30.6 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2012 and December 31, 2011, we have approximately $15.9 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  We believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected; however, we are still reviewing our status with the local authorities.  We have collected our annual payment which covers the period through June 30, 2012.  In the event we do not receive our next annual payment of $2.0 million in September 2012, we could incur some additional capital expenditures in addition to the loss of payment.  However, we would be able to charge market rents upon expiration of the leases related to the affordable units, and in the long term would benefit from the cancellation of the affordable units.

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

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$(11.3)	$6.6	$(6.8)	$0.9
Real estate depreciation and amortization, net of noncontrolling interests (a)	17.8	14.3	35.9	27.3
Gain on sale of real estate	0.2	—	(13.3)	—
FFO attributable to common stockholders	6.7	20.9	15.8	28.2

Gain on revaluation of equity on a business combination	—	(18.1)	—	(18.1)
Acquisition expenses, net of noncontrolling interests (b)	2.0	5.7	2.5	5.7
Straight-line rents, net of noncontrolling interests	0.1	0.2	0.2	0.4
Loss on early extinguishment of debt	0.2	—	0.2	—
Loss on derivative fair value adjustment	0.4	—	0.4	—
Amortization of premium on debt investment, net of noncontrolling interest	(0.1)	—	(0.2)	—

MFFO attributable to common stockholders	$9.3	$8.7	$18.9	$16.2

GAAP weighted average common shares (c)	165.6	123.4	165.5	115.5

Net income (loss) per common share	$(0.07)	$0.05	$(0.04)	$0.01
FFO per common share	$0.04	$0.17	$0.10	$0.24
MFFO per common share	$0.05	$0.07	$0.11	$0.14

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

(c)          During the three and six months ended June 30, 2012, GAAP weighted average common shares were 165.6 million and 165.5 million, respectively, resulting in an increases of 34% and 43%, respectively, from the comparable periods of 2011.  The increases are due to increases in number of shares sold under our Initial Public Offering after June 30, 2011 until the close of the Initial Public Offering in September 2011.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•                  During the three and six months ended June 30, 2012, we incurred $0.7 million and $0.8 million, respectively, of expenses related to our review of strategic alternatives.  These expenses are included as a deduction in presenting net income (loss), FFO and MFFO attributable to common stockholders.

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

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and six months ended June 30, 2012 or 2011.

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

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our fixed-lease terms are less than 12 months and reset to market if renewed.  The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities.  Should inflation return, due to the short-term nature of our leases, multifamily investments are considered good inflation hedges.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve the financing objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates either directly or through interest rate hedges.  With regard to variable rate financing, we manage interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities, which to date have included interest rate caps.

As of June 30, 2012, we had approximately $887.3 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.9%, $57.6 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.6%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of June 30, 2012, we have four consolidated note receivables with a carrying value of approximately $50.4 million, a weighted average fixed interest rate of 12.7%, and a weighted average remaining maturity of 1.2 years.  Also as of June 30, 2012, we have $25.0 million of short-term investments at a weighted average fixed interest rate of 0.5% and a weighted average remaining maturity of four months.  We consider these deposits as short-term investments which at maturity will be available to fund real estate investments, converted into cash equivalents or rolled into other short-term investments.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2012, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2012 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.4)	$(1.0)	$(0.7)	$(0.3)
Interest rate caps	—	—	—	—
Cash investments, including certificates of deposit	10.8	8.1	5.4	2.7
Total	$9.4	$7.1	$4.7	$2.4

There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. The table also does not reflect changes in operations related to any unconsolidated investments in real estate joint ventures, where we may not have control over financing matters and substantial portions of variable rate debt related to multifamily development projects where interest is capitalized.

As of June 30, 2012, we have three separate interest rate caps with a total notional amount of $112.7 million. Each of these interest rate caps have a single 30 day LIBOR cap rate, which if during its term future market LIBOR interest rates exceed, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount. In no event will we owe any future amounts in connection with the interest rate caps. Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our development program, credit facility and variable rate mortgage debt. Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider. A summary of our interest rate caps as of June 30, 2012 is as follows (amounts in millions):

			Carrying and
	LIBOR	Maturity	Estimated
Notional Amount	Cap Rate	Date	Fair Value
$50.0	2.50%	April 5, 2016	$0.2
50.0	2.50%	April 5, 2016	0.1
12.7	4.00%	March 30, 2017	0.1
$112.7			$0.4

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2012.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our board is currently exploring strategic alternatives, but there are no assurances that any particular strategic alternatives will be pursued or that a liquidity event will occur as a result.

Our board is currently exploring strategic alternatives for the Company.  These alternatives could include a sale or merger of the REIT, or acquisition and development opportunities and strategies, including portfolios that would allow us to quickly deploy our remaining offering proceeds.  In connection with this exploration, our board has hired an investment bank to assist the Company.  There are no assurances that any specific strategic alternatives will be pursued.  In particular, there are no assurances that a liquidity event will occur or that the timing of an exit would be sooner or later than the originally targeted four- to six-year hold period.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through June 30, 2012, we had used approximately $760 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, approximately $28.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

As we previously announced in a periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of strategic alternatives, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) is in the best interests of the company and its stockholders.  Accordingly, effective June 18, 2012, our SRP was indefinitely suspended, and we did not redeem any shares in the second quarter of 2012.  Our board of directors may in the future reinstate the SRP, although we cannot provide any assurance as to the terms or if or when this may happen. Through the suspension date in 2012 and for the six months ended June 30, 2011, redemptions of $15.5 million and $9.9 million, respectively, were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Letter Agreement with Advisor

On August 7, 2012, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended June 30, 2012, resulting in a waiver of approximately $141,000.

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.2 hereto and is incorporated into this report by reference.

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
10.1

Letter Agreement, dated May 8, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 11, 2012

10.2*	Letter Agreement, dated August 7, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 10, 2012	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)