Form 10-Q
period 2012-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2012-11-09
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Registrant had 166,986,836 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended September 30, 2012

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Real estate
Land	$327,946	$308,496
Buildings and improvements	1,848,274	1,728,864
	2,176,220	2,037,360
Less accumulated depreciation	(101,677)	(39,451)
Net operating real estate	2,074,543	1,997,909
Construction in progress, including land ($27,857 related to VIEs as of September 30, 2012)	91,131	15,729
Total real estate, net	2,165,674	2,013,638

Assets held for sale	—	26,543
Investment in and advance to unconsolidated real estate joint venture	1,065	23,430
Cash and cash equivalents	482,557	655,495
Short-term investments	25,000	—
Intangibles, net	20,173	39,802
Other assets, net	61,937	46,816
Total assets	$2,756,406	$2,805,724

Liabilities and equity

Liabilities
Mortgage loans payable	$980,946	$914,467
Credit facility payable	10,000	10,000
Liabilities related to assets held for sale	—	16,130
Accounts payable and other liabilities ($700 related to VIEs as of September 30, 2012)	30,310	22,725
Deferred lease revenues and other related liabilities, net	15,664	16,680
Distributions payable	4,847	8,413
Tenant security deposits	4,113	3,762
Total liabilities	1,045,880	992,177

Commitments and contingencies

Redeemable, noncontrolling interests	5,748	8,539

Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 166,713,431 and 165,086,701 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	1,515,814	1,502,010
Cumulative distributions and net loss	(184,687)	(110,090)
Total equity attributable to common stockholders	1,331,144	1,391,937
Non-redeemable, noncontrolling interests	373,634	413,071
Total equity	1,704,778	1,805,008
Total liabilities and equity	$2,756,406	$2,805,724

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental revenues	$48,661	$16,549	$138,807	$41,975

Expenses
Property operating expenses	13,578	4,795	37,838	12,359
Real estate taxes	6,171	2,295	17,962	6,330
Asset management and other fees	1,719	1,603	4,896	4,695
General and administrative expenses	3,518	1,160	8,390	3,134
Acquisition expenses	—	304	2,518	6,140
Interest expense	8,566	2,939	25,881	6,352
Depreciation and amortization	23,098	8,749	86,343	22,212
Total expenses	56,650	21,845	183,828	61,222

Interest income	1,850	946	5,926	1,756
Gain on revaluation of equity on a business combination	1,723	—	1,723	18,052
Loss on early extinguishment of debt	(176)	—	(502)	—
Equity in loss of investments in unconsolidated real estate joint ventures	(144)	(2,456)	(1,310)	(7,101)
Other expense	(517)	—	(910)	—
Loss from continuing operations	(5,253)	(6,806)	(40,094)	(6,540)

Income from discontinued operations:
Income from discontinued operations	—	40	340	451
Gain on sale of real estate	—	—	13,312	—

Net loss	(5,253)	(6,766)	(26,442)	(6,089)

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	—	1,825	—
Non-redeemable noncontrolling interests in continuing operations	1,332	693	13,871	1,013
Non-redeemable noncontrolling interests in discontinued operations	—	9	—	(117)
Net loss attributable to common stockholders	$(3,921)	$(6,064)	$(10,746)	$(5,193)

Weighted average number of common shares outstanding	166,417	155,931	165,816	129,115

Basic and diluted loss per common share:
Continuing operations	$(0.02)	$(0.04)	$(0.14)	$(0.04)
Discontinued operations	—	—	0.08	—
Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.04)

Amounts attributable to common stockholders:
Continuing operations	$(3,921)	$(6,113)	$(24,398)	$(5,527)
Discontinued operations	—	49	13,652	334
Net loss attributable to common stockholders	$(3,921)	$(6,064)	$(10,746)	$(5,193)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Total
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2011	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769

Net loss	—	—	—	—	—	(896)	(5,193)	(6,089)
Sales of common stock, net	—	—	59,550	7	539,554	—	—	539,561
Redemptions of common stock	—	—	(1,610)	—	(14,498)	—	—	(14,498)
Acquisitions of noncontrolling interest	—	—	—	—	—	22,556	—	22,556
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(58,054)	(58,054)
Noncontrolling interests	—	—	—	—	—	(1,145)	—	(1,145)
Stock issued pursuant to distribution reinvestment plan, net	—	—	3,174	—	30,157	—	—	30,157
Balance at September 30, 2011	1	$—	163,974	$17	$1,451,713	$20,515	$(188,988)	$1,283,257

Balance at January 1, 2012	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

Net loss	—	—	—	—	—	(13,871)	(10,746)	(24,617)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of controlling interest	—	—	—	—	—	1,018	—	1,018
Acquisitions of noncontrolling interests	—	—	—	—	(3,746)	(9,757)	—	(13,503)
Sale to noncontrolling interest	—	—	—	—	1,178	(1,178)		—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	7,783	—	7,783
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(53,882)	(53,882)
Declared on common stock - special	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	(23,432)	—	(23,432)
Stock issued pursuant to distribution reinvestment plan, net	—	—	3,360	—	31,894	—	—	31,894
Balance at September 30, 2012	1	$—	166,713	$17	$1,515,814	$373,634	$(184,687)	$1,704,778

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(26,442)	$(6,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on revaluation of equity on a business combination	(1,723)	(18,052)
Gain on sale of real estate	(13,312)	—
Loss on early extinguishment of debt	502	—
Equity in loss of investments in unconsolidated real estate joint ventures	1,310	7,101
Distributions received from investments in unconsolidated real estate joint ventures	110	12,237
Depreciation	62,228	18,349
Amortization of deferred financing costs and principal adjustments	(918)	1,388
Amortization of intangibles	22,495	4,648
Amortization of deferred lease revenues and other related liabilities	(1,056)	(1,039)
Change in fair value of derivatives	673	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	3,161	3,468
Other assets	(2,055)	(783)
Cash provided by operating activities	44,973	21,228

Cash flows from investing activities
Acquisitions of and additions to real estate, net of cash acquired of $0.8 million for the nine months ended September 30, 2012	(142,969)	(176,587)
Proceeds from sale of real estate, net	23,902	50,556
Investments in unconsolidated real estate joint ventures	(1,154)	(32,531)
Acquisitions of noncontrolling interest, including cash	(18,122)	198
Investment in short-term investments	(25,000)	—
Advances on notes receivable	(16,422)	(16,002)
Collection on note receivable	4,160	—
Return of investments in unconsolidated real estate joint ventures	—	50,355
Escrow deposits	(5,550)	(1,784)
Other, net	(626)	669
Cash used in investing activities	(181,781)	(125,126)

Cash flows from financing activities
Proceeds from sales of common stock	—	593,841
Mortgage proceeds	196,453	142,250
Mortgage principal payments	(164,773)	(940)
Credit facility proceeds	—	175,000
Credit facility payments	—	(229,000)
Offering costs paid	—	(57,041)
Contributions from noncontrolling interests	9,455	—
Distributions paid on common stock - regular	(25,606)	(24,980)
Distributions paid on common stock - special	(9,969)	—
Distributions paid to noncontrolling interests	(23,380)	(1,206)
Redemptions of common stock	(15,522)	(14,498)
Other, net	(2,788)	(1,993)
Cash (used in) provided by financing activities	(36,130)	581,433

Net change in cash and cash equivalents	(172,938)	477,535
Cash and cash equivalents at beginning of period	655,495	52,606
Cash and cash equivalents at end of period	$482,557	$530,141

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                     Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.   We invest in and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older.  We may also invest in other types of multifamily communities, such as student housing.   Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures.”  These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans.    If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity.”

As of September 30, 2012, we wholly own nine multifamily communities and three debt investments for a total of 12 wholly owned investments.   Additionally, we have an ownership interest in 36 multifamily communities through 35 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  In total, we have investments in 48 multifamily communities as of September 30, 2012.  Of the 48 multifamily communities with equity and debt investments, 36 are stabilized operating properties, and 12 are in development.

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”   We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.    As of September 30, 2012 and December 31, 2011, all of the Property Entities with an additional third party equity owner involve BHMP CO-JVs.   If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	September 30, 2012		December 31, 2011
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment partners (a)	9	55% to 74%	8	55%
With no other Co-Investment partner, unconsolidated	1	55%	—	—
With Property Entities	5	51% to 55%	5	33% to 55%
With Property Entity, unconsolidated	—	—	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	5	70% to 90%	1	90%
	35		30

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

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2012, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP.  The DRIP offering price was $9.50 per share until July 6, 2012, when the price was changed to $9.45 per share.   See Note 12, “Stockholders’ Equity — Distributions” for additional information regarding the DRIP purchase price.  As of September 30, 2012, we have sold approximately 11.9 million shares under our DRIP for gross proceeds of approximately $113.2 million.  There are approximately 88.1 million shares remaining to be sold under the DRIP.

Per the terms of our DRIP prospectus, we currently expect to offer shares under the DRIP for the next five years, which would be the sixth anniversary of the termination of our Initial Public Offering although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.

Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

2.                                     Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”)  on March 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) may have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2012 and consolidated statements of operations, equity and cash flows for the periods ended September 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended September 30, 2012 and 2011. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary.   Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  All inter-company accounts and transactions have been eliminated in consolidation.

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

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases and tenant relationships are determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to September 30, 2012.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and nine months ended September 30, 2012 or 2011, respectively.

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

Noncontrolling Interests

Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities which may require our purchase of the noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

Transactions involving a partial sale of a controlling interest that does not result in a change of control are recorded at carrying value with no recognition of gain or loss.  Any differences between the cash received and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital.  Transactions resulting in a change in control are recorded at fair value with recognition of a gain or loss upon de-consolidation of the business.

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of September 30, 2012 and December 31, 2011, all of our notes receivables were loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.   We did not have any derivative financial instruments as of December 31, 2011.

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2012 or December 31, 2011.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2012 and December 31, 2011, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of September 30, 2012, no options have been issued.  For the three and nine months ended September 30, 2012 and 2011, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of September 30, 2012 and December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

In February 2012, the Grand Reserve BHMP CO-JV settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve, a 149 unit multifamily community located in Dallas, Texas.   In the settlement, the Grand Reserve BHMP CO-JV agreed to acquire the Grand Reserve multifamily community by repaying the outstanding $26.2 million construction loan, assuming the other existing standard operating liabilities and receiving $0.4 million in net cash and all other standard operating assets and liabilities.  In connection with the closing, we contributed the full amount of the cash acquisition consideration in exchange for an additional 32.5% interest in the Grand Reserve BHMP CO-JV, increasing our stated, controlling ownership in the Grand Reserve BHMP CO-JV to 87.5%.  Prior to this transaction, the Grand Reserve BHMP CO-JV had note receivables in the Grand Reserve Property Entity with a carrying value of $5.9 million.  In conjunction with this transaction, the note receivables were canceled.

During the nine months ended September 30, 2011, we acquired in separate transactions three consolidated interests in multifamily communities, Argenta (April 2011), West Village (May 2011), and Stone Gate (June 2011), totaling 711 units for an aggregate gross purchase price of $194.7 million.  At the time these transactions closed, a portion of the purchase price was funded with mortgage loan payables of $58.5 million.

Consolidation of Previously Unconsolidated Multifamily Communities

Effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity, with a carrying value of $20.2 million, into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity.  As a result of these transactions, we will now account for our investment in the Veritas Property Entity on the consolidated basis of accounting.  We also recorded a gain on revaluation of equity of approximately $1.7 million.

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

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the nine months ended September 30, 2012 and 2011.  The tables provide separate information for our material 2011 business combination, Waterford Place.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date, are as follows (in millions):

	2012 Acquisitions	2011 Acquisitions as of September 30, 2011
	as of	Waterford	Other	Total 2011
	September 30, 2012	Place	Acquisitions	Acquisitions
Assets held for sale	$—	$110.9	$—	$110.9
Land	19.5	—	24.7	24.7
Buildings and improvements	113.7	—	166.3	166.3
Cash	1.5	0.2	—	0.2
In-place lease intangibles	2.9	—	3.5	3.5
Other assets	0.3	0.3	—	0.3
Liabilities related to assets held for sale	—	(61.2)	—	(61.2)
Mortgage loans payable	(37.1)	—	(58.5)	(58.5)
Accrued liabilities	(1.3)	—	—	—
Noncontrolling interest	(1.0)	(22.6)	—	(22.6)
Other consideration (a)	(5.9)	—	—	—
Net assets	92.6	27.6	136.0	163.6

Other consolidation/elimination adjustments:
Investment in and advance to unconsolidated real estate joint venture	(22.4)	(9.5)	—	(9.5)
Gain on revaluation of equity for business combinations (b)	(1.7)	(18.1)	—	(18.1)
Cash consideration	$68.5	$—	$136.0	$136.0

(a)         Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve.

(b)         Represents the gain on revaluation of equity for business combinations recorded at time of consolidation.

The amounts recognized for revenues and net income (loss) from the business combination date to September 30, 2012 and 2011 are as follows (in millions):

	For the Nine
	Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	Total 2012	Waterford	Other	Total 2011
	Acquisitions	Place	Acquisitions	Acquisitions
Revenues	$4.7	$—	$5.8	$5.8
Acquisition expenses	$2.5	$—	$2.9	$2.9
Depreciation and amortization	$3.5	$—	$5.4	$5.4
Gain on revaluation of equity on a business combination	$1.7	$18.1	$—	$18.1
Income from discontinued operations, net of noncontrolling interest	$—	$0.3	$—	$0.3
Net income (loss) attributable to common stockholders	$(2.4)	$18.4	$(5.0)	$13.4

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2011.  The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $2.5 million for the nine months ended September 30, 2012, acquisition expenses of $0.3 million and $6.1 million for the three and nine months ended September 30, 2011, respectively, and gain on revaluation of equity on a business combination of $1.7 million for the three and nine months ended September 30, 2012 and $18.1 million for the nine months ended September 30, 2011.  The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the pro forma results below as income (loss) from continuing operations was not affected by these transactions.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2011, nor does it purport to represent our future operations (amounts in millions, expect per share):

	Proforma		Proforma
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2012	2011	2012	2011
Revenues	$49.0	$21.4	$143.4	$56.4
Depreciation and amortization	$25.3	$11.4	$89.3	$33.3
Loss from continuing operations	$(6.8)	$(7.1)	$(36.7)	$(24.1)
Loss from continuing operations per share	$(0.04)	$(0.05)	$(0.22)	$(0.19)

We are in the process of finalizing our acquisition allocations for our 2012 acquisition, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

4.                                    Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2012 and December 31, 2011, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	September 30, 2012			December 31, 2011
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,848.3	$43.6	$16.4	$1,728.9	$41.3	$16.4
Less: accumulated depreciation and amortization	(101.7)	(39.1)	(0.7)	(39.5)	(17.4)	(0.5)
Net	$1,746.6	$4.5	$15.7	$1,689.4	$23.9	$15.9

Depreciation expense associated with our consolidated buildings and improvements for the three months ended September 30, 2012 and 2011 was approximately $21.3 million and $6.5 million, respectively.   Depreciation expense associated with our consolidated buildings and improvements for the nine months ended September 30, 2012 and 2011 was approximately $62.2 million and $17.0 million, respectively.

Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.  Amortization expense associated with our lease intangibles for the three months ended September 30, 2012 and 2011 was approximately $1.2 million and $1.8 million, respectively.  Amortization expense associated with our lease intangibles for the nine months ended September 30, 2012 and 2011was approximately $22.5 million and $4.6 million, respectively.

Included in other contractual intangibles as of September 30, 2012 and December 31, 2011 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
of Lease Intangibles
Year	(in millions)
October through December 2012	$1.1
2013	$0.9
2014	$0.6
2015	$0.6
2016	$0.5

Assets Held for Sale, Sales of Real Estate and Discontinued Operations

During March 2012, we sold Mariposa Lofts Apartments (“Mariposa”) for a contract price of $40.0 million, excluding closing costs.  The purchaser assumed the $15.8 million mortgage loan payable.  We received cash of $23.9 million and recognized a gain on sale of $13.3 million.  As of December 31, 2011, Mariposa was classified as held for sale.   We had no multifamily communities held for sale as of September 30, 2012.  Assets and liabilities related to assets held for sale include the following as of December 31, 2011 (in millions):

December 31,
2011
Net operating real estate (net of accumulated depreciation of $2.8 million in 2011)	$26.1
Other assets	0.4
Total assets held for sale	$26.5

Mortgage loan payable	$15.8
Accounts payable and other liabilities	0.3
Total liabilities related to assets held for sale	$16.1

The following table shows the results of operations for both Waterford Place, sold in May 2011, and Mariposa, sold in March 2012, including the gain on sale of real estate for Mariposa.  The operating results and the gain on sale of real estate have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.  Because the Waterford Place multifamily community was recorded using the equity method of accounting prior to April 1, 2011, discontinued operations for Waterford Place are only presented from April 1, 2011 through September 30, 2011 in the following table (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental revenue	$—	$1.0	$1.0	$3.9

Expenses
Property operating expenses	—	0.4	0.3	1.1
Real estate taxes	—	0.1	0.1	0.5
Interest expense	—	0.2	0.2	0.9
Depreciation and amortization	—	0.3	—	0.9
Total expenses	—	1.0	0.6	3.4

Income from discontinued operations	—	—	0.4	0.5
Gain on sale of real estate	—	—	13.3	—
Income from discontinued operations	$—	$—	$13.7	$0.5

5.                                      Investment in and Advance to Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of September 30, 2012, we have a $1.1 million investment in an unconsolidated joint venture with the BHMP Co-Investment Partner, the Custer BHMP CO-JV.  In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.   As of September 30, 2012, approximately $2.1 million has been advanced under the mezzanine loan, which has an interest rate of 14.5% and matures in 2015.   The Custer BHMP CO-JV does not have an equity investment in the development.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer BHMP CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.

As of December 31, 2011, we had one investment on the equity method of accounting, the Veritas Property Entity.  Our investment, including an advance to the unconsolidated Veritas Property Entity, was $23.4 million as of December 31, 2011.   Effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity.  As a result of these transactions, we now account for our investment in the Veritas Property Entity on the consolidated basis of accounting, and recorded a gain on revaluation of equity of approximately $1.7 million for the three months ended September 30, 2012.

As of November 30, 2011, we had investments in 23 unconsolidated BHMP CO-JVs.  In December 2011, we and the BHMP Co-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 23 BHMP CO-JVs and MW CO-JVs effective December 1, 2011.  The following information relates to periods prior to us obtaining controlling interests in the Co-Investment Ventures.

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

Also during the nine months ended September 30, 2011, the BHMP CO-JVs, Cyan/PDX and The District Universal Boulevard, obtained new mortgage financing aggregating $70.5 million.  Substantially all of the net proceeds related to these financings were distributed to us and the BHMP Co-Investment Partner. Our share of the distributions was approximately $43.4 million and is classified as a return of investment in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the nine months ended September 30, 2011.  Additionally, the Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan.  Our share of the distributions was approximately $5.0 million and is classified as a return of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the nine months ended September 30, 2011.

Summarized Financial Information of Unconsolidated Joint Ventures

The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment.  These Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties.  The Waterford Place BHMP CO-JV, which we reported on a consolidated basis effective April 1, 2011, is excluded from the December 31, 2011 balance sheet data as it was sold in May 2011.  Additionally the BHMP CO-JVs and MW CO-JVs consolidated on December 1, 2011, are excluded from the December 31, 2011 balance sheet data.  The balance sheet data for December 31, 2011, only includes the balances for the Veritas Property Entity as this was our only remaining unconsolidated entity as of December 31, 2011.  The balance sheet data for September 30, 2012, only includes balances for the Custer BHMP CO-JV as this was our only unconsolidated entity as of September 30, 2012.  The operating data includes operations only for periods where the investment is classified as an unconsolidated joint venture. Accordingly, the MW CO-JVs and BHMP CO-JVs are included in operating data through September 30, 2011.  All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

	September 30,	December 31,
Balance Sheet Data:	2012	2011
Land, buildings and improvements	$—	$62.5
Less: accumulated depreciation and amortization	—	(3.1)
Land, buildings and improvements, net	—	59.4

Note receivable, net	2.1	—
Cash and cash equivalents	—	0.2
Other assets, including restricted cash	—	1.1
Total assets	$2.1	$60.7

Property Entity level construction and mortgage loans payable	$—	$58.2
Accounts payable, interest payable and other liabilities	0.2	0.8
Total liabilities	0.2	59.0

Our consolidated members’ equity	1.0	1.3
Other member’s equity	0.9	0.4
Total equity	1.9	1.7
Total liabilities and equity	$2.1	$60.7

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Operating Data:	2012	2011	2012	2011
Revenues:
Rental revenues	$0.4	$26.0	$2.9	$73.6
Interest income	—	1.0	—	3.8
	0.4	27.0	2.9	77.4
Expenses:
Property operating expenses	0.2	8.2	0.7	22.7
Real estate taxes	—	3.5	0.3	10.1
Interest expense	0.2	7.4	2.2	19.7
Acquisition expenses	—	0.6	—	0.6
Depreciation and amortization	0.2	13.1	1.4	40.5
	0.6	32.8	4.6	93.6

Loss from continuing operations	(0.2)	(5.8)	(1.7)	(16.2)
Loss from discontinued operations	—	—	—	(0.2)
Net loss	$(0.2)	$(5.8)	$(1.7)	$(16.4)
Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(0.1)	$(2.5)	$(1.3)	$(7.1)

Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through April 1, 2011, the date which we consolidated the real estate joint venture.  The table below shows operating results included in discontinued operations (in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2011
Rental revenue	$—	$2.0

Expenses
Property operating expenses	—	0.4
Real estate taxes	—	0.3
Interest expense	—	0.7
Depreciation and amortization	—	0.8
Total expenses	—	2.2

Loss from discontinued operations	$—	$(0.2)

The following presents the reconciliation between our consolidated members’ equity interest in the applicable BHMP CO-JVs and our total investment in and advance to unconsolidated real estate joint venture (amounts in millions):

	September 30,	December 31,
	2012	2011
Balance of our consolidated members’ equity	$1.0	$1.3
Notes receivable to unconsolidated Property Entity	—	19.9
Adjustment from business combination	—	2.2
Other capitalized costs, net of amortization	0.1	—
Investment in and advance to unconsolidated real estate joint venture	$1.1	$23.4

6.                                      Variable Interest Entities

As of September 30, 2012, we concluded that we are the primary beneficiary of two VIEs.  Both of these VIEs are Co-Investment Ventures with separate unaffiliated multifamily developers to develop two multifamily communities with a total combined 608 units, one in Houston, Texas and the other in Dallas, Texas.  We entered into these two Co-Investment Ventures in 2012.  Upon inception, we had determined that neither of the Co-Investment Ventures were VIEs;  however, as we were the general partner of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After a reconsideration event during the third quarter of 2012, we have concluded that both of these Co-Investment Ventures are now VIEs.  Because these Co-Investment VIEs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures is 70% and 80%, respectively.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets.  There were no consolidated VIEs as of December 31, 2011, and accordingly, no amounts are reported as of that balance sheet date.  Neither VIE had any debt as of September 30, 2012.  The total assets of the VIEs are $28.5 million as of September 30, 2012, $27.9 million of which is reflected in construction in progress.  Thus far, the Co-Investment Ventures have been capitalized with only cash contributions.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	September 30,	December 31,
	2012	2011
Notes receivable, net (a)	$30.3	$24.3
Escrows and restricted cash	10.0	5.5
Deferred financing costs, net	8.4	7.7
Resident, tenant and other receivables	6.4	5.8
Prepaid assets and deposits	6.4	4.0
Interest rate caps	0.4	—
Less: other assets included in assets held for sale	—	(0.5)
Total other assets	$61.9	$46.8

(a)         Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of September 30, 2012, the weighted average interest rate and remaining years to scheduled maturity are 12.6% and 0.9 years, respectively.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  The following table provides a summary of our interest rate caps as of September 30, 2012 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.4

These interest rate caps are reported in “Other assets, net” on the consolidated balance sheet as of September 30, 2012, and changes in the fair values of these non-designated hedge derivatives are reported in “Other expense” on the consolidated statements of operations for the three and nine months ended September 30, 2012.   See Note 14, “Fair Value of Derivatives and Financial Instruments” for further information.

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of September 30, 2012 are as follows (in millions):

Future Minimum
Year	Lease Payments
October through December 2012	$0.9
2013	3.7
2014	3.7
2015	3.6
2016	3.6
Thereafter	34.0
Total	$49.5

9.                                      Mortgage Loans Payable

The following table summarizes the carrying amounts of the mortgage loans payable classified by whether the obligation is ours or the applicable consolidated Co-Investment Venture as of September 30, 2012 and December 31, 2011 (amounts in millions and monthly LIBOR at September 30, 2012 is 0.21%):

			As of September 30, 2012
	September 30,	December 31,	Wtd. Average
	2012	2011	Interest Rates	Maturity Dates
Fixed rate mortgage loan payable	$30.2	$46.1	3.86%	2018
Variable rate mortgage loan payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
	54.2	70.1
Less: fixed rate mortgage loan payable included in liabilities related to assets held for sale (a)	—	(15.8)
Total Company Level	54.2	54.3

Fixed rate mortgage loans payable	865.7	683.5	3.92%	2013 to 2020
Variable rate mortgage loans payable (b)	49.7	163.0	Monthy LIBOR + 2.65%	2012 to 2017
	915.4	846.5
Plus: unamortized adjustments from business combinations	11.3	13.7
Total Consolidated Co-Investment Venture Level	926.7	860.2

Total Consolidated Mortgage Loans Payable	$980.9	$914.5

(a)         In March 2012, the $15.8 million mortgage loan payable related to Mariposa was assumed by the purchaser.

(b)         In October 2012, the $37.1 million Veritas construction loan was repaid and refinanced with a $37.3 million fixed rate loan.  The new loan has a fixed interest rate of 2.77% and matures in 2019.

As of September 30, 2012, approximately $1.8 billion of the net consolidated carrying value of real estate collateralized the mortgage loans payable.  We believe we are in compliance with all financial debt covenants as of September 30, 2012.

As of September 30, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
October through December 2012	$—	$37.8	$37.8
2013	—	50.7	50.7
2014	24.0	4.8	28.8
2015	0.2	83.2	83.4
2016	0.6	167.3	167.9
Thereafter	29.4	571.6	601.0
Total	$54.2	$915.4	969.6
Add: unamortized adjustments from business combinations			11.3
			$980.9

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2012, the applicable margin was 2.08% and the base rate was 0.23% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.   As of September 30, 2012, $200.7 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2012, available but undrawn amounts under the credit facility are approximately $127.0 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2012.

11.                               Noncontrolling Interests

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

As of September 30, 2012 and December 31, 2011, non-redeemable, noncontrolling interests consisted of the following, including the direct or non-direct noncontrolling interest ownership (“NCI”) ranges where applicable (in millions):

	September 30, 2012		December 31, 2011
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP Co-Investment Partner	$169.7	26% to 45%	$166.7	27% to 45%
MW Co-Investment Partner	196.7	45%	227.0	45%
BHMP CO-JV Property Entities’ partners	5.7	0% to 30%	18.0	0% to 40%
Preferred units	1.5	N/A	1.4	N/A
Total non-redeemable, noncontrolling interests	$373.6		$413.1

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

Property Entities include noncontrolling interests in addition to the BHMP Co-Investment Partner.  As of September 30, 2012 and December 31, 2011, the BHMP CO-JV was the managing partner or member with substantial operational control rights in the Property Entity. The noncontrolling interests in the Property Entities are held by national and regional multifamily developers.  Cash flow is generally first distributed to the BHMP CO-JV until certain preferred returns are collected and in some cases until the BHMP CO-JV receives certain or all of its investment.  Excess distributions may then be distributed to these Property Entities’ noncontrolling interests in excess of their share of contributed capital.  These Property Entities’ noncontrolling interests generally have no obligation to make additional capital contributions.

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

During 2012, we separately contributed a total of $25.3 million, net to the Grand Reserve BHMP CO-JV and The Cameron BHMP CO-JV increasing our controlling financial interests in each entity.  No gain or loss was recognized in recording these contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded.  Additionally, effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity increasing our controlling financial interests in the Veritas Property Entity.  A gain on revaluation of equity on a business combination of $1.7 million was recorded in connection with this transaction.

Redeemable, noncontrolling interest

Redeemable, noncontrolling interests include ownership interests with other partners, generally national and regional multifamily developers, where we may have a requirement to purchase all or a portion of the noncontrolling interest.  As of September 30, 2012 and December 31, 2011, redeemable, noncontrolling interest consisted of the following (in millions):

	September 30, 2012		December 31, 2011
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP CO-JV Property Entities’ partner	$—	—	$8.1	32%
Other Co-Investment Venture partners	5.7	10% to 30%	0.4	10%
Total redeemable, noncontrolling interests	$5.7		$8.5

(a)         Effective NCI percentage is based upon the NCI’s share of contributed capital.

In June 2012, we and the BHMP Co-Investment Partner acquired all of the Property Entity redeemable, noncontrolling interest related to the Bailey’s Crossing Property Entity for $3.0 million in cash. In connection with the acquisition, the BHMP Co-Investment Partner contributed $1.4 million.  No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded. As of September 30, 2012, there are no redeemable, noncontrolling interests related to Property Entities.

Other Co-Investment Ventures included in redeemable, noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse the partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs. These amounts also include put options, which require us to acquire the partner’s ownership interest at a set price, generally not available until one year after the development is completed and stabilized.     Each of these Co-Investment Ventures is managed by us or subsidiaries of us. As manager, we have substantial operational control rights.  These Co-Investment Ventures generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  Any excess cash flow would then be distributed disproportionally to these noncontrolling interests. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

12.                               Stockholders’ Equity

Capitalization

As of September 30, 2012 and December 31, 2011, we had 166,713,431 and 165,086,701 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

As of September 30, 2012 and December 31, 2011, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement (defined below) other than for cause. Management has determined that the requirements for conversion have not been met as of September 30, 2012.  At issuance, management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares at issuance.

As of September 30, 2012 and December 31, 2011, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was paid in cash on July 11, 2012.  Our board of directors designated the Mariposa Distribution as a “specially designated distribution to stockholders” as such phrase is used in our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Valuation Policy”), which reduced the purchase price per share under our DRIP effective on July 6, 2012 to $9.45 per share.

Distributions, including those paid by issuing shares under the DRIP and the special cash distribution declared in March 2012, for the three and nine months ended September 30, 2012 and 2011 were as follows (amounts in millions):

	For the Nine Months Ended
	September 30,
	2012		2011
	Declared	Paid (a)	Declared	Paid (a)
Third Quarter Distributions
Regular distributions	$14.7	$14.6	$23.7	$22.0
Special cash distribution	—	10.0	—	—
Total	$14.7	$24.6	$23.7	$22.0

Second Quarter Distributions
Regular distributions	$14.4	$18.1	$18.5	$17.7
Special cash distribution (b)	0.1	—	—	—
Total	$14.5	$18.1	$18.5	$17.7

First Quarter Distributions
Regular distributions	$24.8	$24.8	$15.9	$15.4
Special cash distribution (c)	9.9	—	—	—
Total	$34.7	$24.8	$15.9	$15.4

Total through September 30
Regular distributions	$53.9	$57.5	$58.1	$55.1
Special cash distribution	10.0	10.0	—	—
Total	$63.9	$67.5	$58.1	$55.1

(a)         Distributions are declared daily for each month and paid monthly in the following month.  Effective April 1, 2012, the distribution rate was decreased, and accordingly, the second and third quarter 2012 amounts paid exceed amounts declared.  Amounts paid include both distributions paid in cash and shares issued pursuant to our DRIP.

(b)         Accrual adjustment to true-up declared dividends to actual number of common stockholders as of the record date, July 6, 2012.

(c)          Declared amount based upon number of common stockholders as of March 31, 2012.

The daily distribution amount from January 1, 2011 through the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  Our board of directors has authorized the 3.5% annualized distribution rate through December 31, 2012.  We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

Share Redemption Program

Effective as of June 18, 2012, our board of directors indefinitely suspended our share redemption program (“SRP”) effective for redemptions being sought for the second quarter of 2012.   Our board of directors may in the future reinstate the SRP, although we cannot provide any assurance as to the terms or if or when this may happen.  Since the SRP’s inception in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 had been fulfilled, and there were no unpaid redemptions.  Through the suspension date in 2012 and for the nine months ended September 30, 2011, redemptions of $15.5 million and $14.5 million, respectively, were paid.

13.                               Commitments and Contingencies

All of our BHMP CO-JVs, MW CO-JVs and those Property Entities where we have an equity interest include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2012, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of September 30, 2012 and December 31, 2011, we have approximately $15.7 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  In October 2012, we received our scheduled annual payment per the terms of our agreement.  Accordingly, we believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected by the state’s action.

As of September 30, 2012, we have entered into construction and development contracts with $85.2 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

14.                               Fair Value of Derivatives and Financial Instruments

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of September 30, 2012, we have $0.4 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

As of December 31, 2011, we had no significant assets or liabilities measured at fair value on a recurring basis.  The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2012 (in millions):

	Balance				Fair Value	Loss for the	Loss for the
	Sheet				as of	Three Months Ended	Nine Months Ended
	Location	Level 1	Level 2	Level 3	September 30, 2012	September 30, 2012	September 30, 2012
Assets
Interest rate caps	Other assets	$—	$0.4	$—	$0.4	$(0.3)	$(0.7)

Nonrecurring Basis — Fair Value Adjustments

As discussed in Note 3, “Business Combinations,” in July 2012, we consolidated the Veritas Property Entity and recognized a gain of $1.7 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation.  The investment in unconsolidated real estate joint venture was recorded at its fair value on July 31, 2012 based on the fair value of the investment’s underlying assets and liabilities.  Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses.  Fair value of the mortgage loan payable was determined based on market pricing, primarily market interest rates and other market terms as of July 31, 2012.  All other assets and liabilities were reviewed to determine their fair value based on applicable market factors.  All of these estimates were from the perspective of market participants.  The nonrecurring fair value measurement of the investment unconsolidated real estate joint venture related to the consolidation of the Veritas Property Entity was considered a Level 3 input under the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 (in millions):

				Total
For the Three and Nine Months Ended September 30, 2012	Level 1	Level 2	Level 3	Fair Value	Gain (Loss)
Assets
Investment in unconsolidated real estate joint venture:
Veritas Property Entity	$—	$—	$24.8	$24.8	$1.7

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

There were no nonrecurring fair value measurements for the three months ended September 30, 2011.  The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 (in millions):

				Total
For the Nine Months Ended September 30, 2011	Level 1	Level 2	Level 3	Fair Value	Gain (Loss)
Assets
Investment in and advance to unconsolidated real estate joint venture:
Waterford Place BHMP CO-JV	$—	$—	$27.6	$27.6	$18.1

Financial Instruments Not Carried at Fair Value

Financial instruments held as of September 30, 2012 and December 31, 2011 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgage loans payable.  With the exception of our credit facility payable and mortgage loans payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgage loans payable have been determined using market pricing for similar mortgage loans payable, which are classified as Level 2 in the fair value hierarchy.    Carrying amounts and the related estimated fair value of our mortgage loans payable as of September 30, 2012 and December 31, 2011 are as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage loans payable	$980.9	$1,008.3	$930.3	$937.9

15.                               Related Party Arrangements

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

Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering in the three and nine months ended September 30, 2012.  The following presents the components of our sale of common stock, net related to our Initial Public Offering for the three and nine months ended September 30, 2011 (amounts in millions):

	For the	For the
	Three Months Ended	Nine Months Ended
Sale of Common Stock	September 30, 2011	September 30, 2011
Gross proceeds	$260.3	$593.8
Less offering costs:
O&O Reimbursement	(0.2)	0.6
Dealer manager fees	(6.5)	(14.8)
Selling commissions	(17.2)	(40.0)
Total offering costs	(23.9)	(54.2)
Sale of common stock, net	$236.4	$539.6

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

For the three and nine months ended September 30, 2012, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $1.8 million and $5.6 million, respectively, of which $1.8 million and $3.3 million, respectively, were capitalized.  For the three and nine months ended September 30, 2011, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $0.9 million and $4.4 million, respectively of which $0.5 million and $1.0 million, respectively, were capitalized.  As of September 30, 2012, $2.4 million of acquisition and advisory fees, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended September 30, 2012 and 2011, our Advisor earned debt financing fees of approximately $0.1 million and $0.9 million, respectively.   For the nine months ended September 30, 2012 and 2011, our Advisor earned debt financing fees of approximately $1.2 million and $1.9 million, respectively.

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

For the three months ended September 30, 2012 and 2011, our Advisor earned asset management fees of approximately $1.6 million for each period.  For the nine months ended September 30, 2012 and 2011, our Advisor earned asset management fees of approximately $4.7 million for each period.

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

For multifamily communities where we have control over the selection of the property manager, property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”).  Subsequent to September 30, 2012, the Property Management Agreement was amended to extend the term of the Property Management Agreement to June 30, 2013.  In addition, at any time prior to June 30, 2013, we may terminate the Property Management Agreement with 60 days prior written notice.

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

For the three months ended September 30, 2012 and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $5.4 million and $2.2 million, respectively.   For the nine months ended September 30, 2012 and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $15.5 million and $4.1 million, respectively.

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

For the three months ended September 30, 2012 and 2011, our Advisor was reimbursed $0.6 million for each period.  For the nine months ended September 30, 2012 and 2011, our Advisor was reimbursed $1.6 million for each period.

As of September 30, 2012 and December 31, 2011, our payables to our Advisor and its affiliates were $1.2 million and $1.0 million, respectively.

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $1.6 million and $-0- in 2012 and 2011, respectively	$25.2	$7.3

Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets held for sale acquired	$(38.1)	$(111.1)
Liabilities held for sale assumed	$37.3	$61.2
Noncontrolling interests	$1.0	$22.6
Mortgage loan payable assumed by purchaser of asset held for sale	$(15.8)	$(58.4)
Notes receivable cancelled in connection with acquisition of real estate	$5.9	$—
Charge to additional paid-in-capital in connection with an acquisition of a noncontrolling interest in excess of cash consideration	$2.6	$—
Assumption of mortgage loan payable	$—	$21.5
Stock issued pursuant to our DRIP	$27.1	$27.4
Distributions payable - regular	$4.8	$8.1
Accrued other investing	$8.3	$—
Accrued offering costs and dealer manager fees	$—	$(0.6)

17.                               Subsequent Events

We have reviewed subsequent events through November 9, 2012 and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Distributions Paid

On October 1, 2012, we paid total distributions of approximately $4.8 million, of which $2.2 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of September 2012. On November 2, 2012, we paid total distributions of approximately $5.0 million, of which $2.3 million was cash distributions and $2.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of October 2012.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 and under Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012, and the factors described below:

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

Overview

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of September 30, 2012, all of our investments have been in multifamily communities located in the top 50 Metropolitan Statistical Areas located in the United States (“MSA”).  We have made and intend to continue making investments both on our own and through joint venture arrangements with institutional or other real estate investors (“Co-Investment Ventures”).

As of September 30, 2012, we wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments.  Additionally, we have an ownership interest in 36 multifamily communities through 35 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  In total, we have investments in 48 multifamily communities as of September 30, 2012.  We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing multifamily communities that will produce rental income and will appreciate in value within our program’s targeted life. Our targeted communities include existing “core” properties that are already stabilized and producing rental income as well as more opportunistic properties in various phases of development, redevelopment, lease up or repositioning.  Further, we may invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

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

Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include continued growth in non-traditional households, the echo-boomer generation coming of age and entering the rental market, increased immigration and recently higher credit standards for home buyers.  Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last year.  While rent rates may eventually hit affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive.  However, changes in these factors could affect the stability and direction of these trends and can significantly affect our strategy, both favorably and unfavorably.  The supply of new multifamily communities coming into the market in the last few years has been less than historical averages.  Supply trends have recently shown some signs of changing, particularly related to permit activity, which while still below historical averages, is increasing.  Several local markets are approaching or even exceeding these historical averages.  Because the period required to develop new multifamily communities is 18 to 36 months, we still expect there will continue to be an overall favorable supply position for the next two to three years.

As we are currently still in the investment phase of the Company’s fund life, dispositions are not expected to be a large component of our strategy.  However, the demand for multifamily acquisitions may provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects.  During 2011 and the first nine months of 2012, we sold partial or entire interests in eight multifamily communities, generating cash proceeds of $152.2 million, recognizing gains of $135.4 million and increases to additional paid-in capital of $39.6 million.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP.  The DRIP offering price was $9.50 per share until July 6, 2012, when it changed to $9.45 per share.  (See further discussion of the DRIP price as described below under “Distributions.”)  As of September 30, 2012, we have sold approximately 11.9 million shares under our DRIP for gross proceeds of approximately $113.2 million.  There are approximately 88.1 million shares remaining to be sold under the DRIP.

Per the terms of our DRIP prospectus, we currently expect to offer shares for the next five years, which would be the sixth anniversary of the termination of our Initial Public Offering although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.  Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

Shares of our common stock are not currently listed on a national securities exchange.  Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within four to six years after the date of the termination of our Initial Public Offering.

Distributions

Regular Distributions

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the second quarter of 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.  Our board has authorized this rate through December 31, 2012.  See further discussion under “Distribution Policy” below.

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

Co-Investment Ventures

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity.”  As of September 30, 2012 and December 31, 2011, all of the Property Entities with an additional third party equity owner involve BHMP CO-JVs.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

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

	September 30, 2012		December 31, 2011
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment partners	9	55% to 74%	8	55%
With no other Co-Investment partner, unconsolidated	1	55%	—	—
With Property Entities	5	51% to 55%	5	33% to 55%
With Property Entity, unconsolidated	—	—	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	5	70% to 90%	1	90%
	35		30

Structure of Co-Investment Ventures

Generally, each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner owns a subsidiary entity, a REIT, through which substantially all of the joint venture’s business is conducted.  Each subsidiary REIT also issues approximately $60,000 of non-voting preferred stock to unaffiliated holders as part of its qualification as a REIT for U.S. tax purposes.  Accordingly, the BHMP CO-JVs and the MW CO-JVs own 100% of the voting equity interests and in excess of 99% of the economic interests in the underlying multifamily investment.  Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which may require us to acquire the Co-Investment Partner’s ownership interest or sell our ownership interest in a BHMP CO-JV or MW CO-JV.  We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

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

Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners.  These Property Entities own multifamily operating communities or development communities.  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken.  These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances, can be 100% of the equity capital.  The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities.

Apart from investments with BHMP CO-JVs and MW CO-JVs, we have five other Co-Investment Ventures directly with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  We expect to generally provide the greater proportion of the equity capital, and for the five current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

Co-Investment Venture Partners

The 99% limited partner of our BHMP Co-Investment Partner is PGGM.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website as of April 2012, the sponsor of PGGM currently manages approximately 125 billion euro (approximately $160 billion, based on exchange rates as of September 30, 2012) in pension assets for over 2.5 million people.  We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner.  PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor.  As of September 30, 2012, approximately $3.8 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.  The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

The 99.9% limited partner of our MW Co-Investment Partner is NPS.  NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, the NPS fund estimated its total value at 333 trillion won (approximately $300 billion, based on exchange rates as of September 30, 2012), and counted over 3.15 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor.  As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of September 30, 2012, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the five Property Entities, the other equity owners are national or regional domestic developers.

As of September 30, 2012, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Strategy Review

As we have previously disclosed in a periodic report on Form 8-K and our quarterly reports on Form 10-Q for the first and second quarters of 2012, our board of directors commenced a review of strategic alternatives for the Company beginning in the first quarter of 2012.  In connection with this review, our board created a special committee comprised of all the independent directors of the Company (the “Special Committee”), our board hired an investment bank and the Special Committee engaged an advisor to assist the Special Committee with the review.  Following an extensive analysis of different strategic alternatives for the Company, the board of directors, including the Special Committee, has determined that it is in the Company’s and our stockholders’ best interest to try to maximize value consistent with the investment objectives outlined in our Initial Public Offering prospectus by continuing to deploy the remaining offering proceeds from our Initial Public Offering in investments in multifamily communities.  We will focus our investment strategy primarily on investments in multifamily development opportunities.  In addition, we may invest in multifamily-related debt investments and stabilized communities.  All of the investments we will target will be consistent with the current assets in the portfolio and will be located in institutional markets that have attributes for growth and potential for appreciation.  As a result of this decision, the Company has ended the engagement of the investment bank and has focused its activities on executing this strategy. Accordingly, our strategy will include a primary focus and allocation of our remaining capital on development investments, with a secondary focus and smaller allocation of capital to multifamily debt investments and to acquisitions of stabilized multifamily communities.

As further discussed in the Market Outlook section below, the Company’s review of strategic alternatives affirmed the positive attributes of our current portfolio and the favorable opportunities for future multifamily investments, particularly new, highly amenitized communities, located in large MSAs that can attract higher levels of rent for their market.  These types of communities have historically been highly correlated with higher listed-REIT earnings multiples and higher rental rate growth.  These multifamily characteristics and markets have also been favored by institutional investors, including pension funds, listed REITs, and domestic and international private equity funds.

In coming to this conclusion, the analysis did note that the current investing environment in stabilized multifamily communities is highly competitive.  Pricing for stabilized multifamily communities, particularly those that we target, but to some degree in all multifamily asset classes, has increased significantly over the last 12 months. Similarly, more multifamily owners are deciding to hold properties rather than monetize their appreciation, with those electing to sell asking for higher pricing. Favorable multifamily financing has also allowed acquirers to lower their unlevered yield requirements on new acquisitions. While this has most likely positively affected the valuation of our existing portfolio, these factors have contributed to higher pricing on new acquisitions and consequently, lower initial returns, a process referred to as capitalization rate compression.

In this acquisition environment, our review concluded that investing in multifamily developments may be more attractive than investing in stabilized multifamily communities. In particular, investing in developments is projected to allow ownership at a lower cost per unit and higher stabilized yield. Competition for new developments is increasing but our available liquidity may be a competitive advantage in sourcing new investments.  Developments also provide an advantage due to updated amenities resulting in higher resident appeal and in fewer capital expenditures as compared to older multifamily communities.

In pursuing a development focus, we will generally partner with experienced developers and obtain guaranteed maximum construction contracts whenever possible, where we will provide all or substantially all of the equity capital.  The developers will receive a promoted interest after we receive certain minimum annual returns.  We have or generally expect to have substantial control over property operations, financing and all sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually a year or two after substantial completion.  As of September 30, 2012, we have investments in eight multifamily communities in various stages of development.  As of September 30, 2012, total projected cost is estimated at $340.9 million, of which $91.1 million has been incurred. These developments are estimated to add 1,862 units to our existing multifamily portfolio of operating properties.

The decision to focus more on developments rather than acquisitions will have an effect on our near-term operating cash flow. Developments require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We will attempt to minimize this period by selecting development projects that are already through a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use portions of the remaining proceeds from our Initial Public Offering or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments.

We may also invest a portion of the remaining proceeds from our Initial Public Offering in multifamily-related debt investments.  Because Government-sponsored entities (“GSEs”) typically do not lend on development properties during construction and banks and other debt providers tend to limit financing to approximately 60% of total costs, we may have lending opportunities with creditworthy borrowers that would provide favorable short-term returns (one to five years). We will seek out these loan investments either as mezzanine or land loans.  For mezzanine loans, we will provide financing that is subordinate to the developer’s senior construction loan but senior to the developer’s equity, which we expect to be in the range of 10% to 15% of the total development cost.  The mezzanine loans are secured by a pledge, typically of ownership interests’ in the respective multifamily community development and will carry interest rates ranging from 12% to 15% for a base term of three years. These loans typically require one to six months to fully fund the loan commitment with interest payments generally deferred until operations have stabilized or the payoff of the loan.  For land loans, we will finance the developer’s acquisition of the land, usually for a period of approximately one to two years at rates ranging from 10% to 13% and require a first lien mortgage as collateral.  Similar to mezzanine loans, we will also generally require 10% to 15% of developer equity for each land loan. As of September 30, 2012, we have two mezzanine loan investments (one of which is held by an unconsolidated BHMP CO-JV) for $34.6 million and two land loans to developers for planned multifamily community developments totaling $20.5 million.

During periods of capitalization rate compression, we will still continue to evaluate stabilized acquisitions and seek out properties and situations where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Although we do not expect stabilized acquisitions to be our primary investment strategy, we will take advantage of the opportunities when they meet our targeted return objectives.

While there is no assurance that we will be able to execute this strategy or that changing market factors would not cause us to make adjustments to our strategy, we expect to deploy the remaining proceeds from the Initial Public Offering as discussed above and consistent with our investment objectives outlined in our Initial Public Offering prospectus to begin to consider the process of a liquidity event no later than four to six years from the end of the Initial Public Offering, September 2, 2011.

Suspension of Redemptions

As we previously announced in the periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of the strategic review discussed above, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) was in the best interests of the Company and its stockholders.  Accordingly, effective as of June 18, 2012, our SRP was indefinitely suspended.  With respect to redemption requests that were submitted for the second quarter of 2012, we have retained such requests in a queue, to be considered eligible for redemption if and when our board of directors reinstates the SRP.  Since the SRP’s inception in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 were fulfilled, and there were no unpaid redemptions.  Through the effective suspension date in 2012 and for the nine months ended September 30, 2011, redemptions of $15.5 million and $14.5 million, respectively, were paid.

With the completion of the strategic review, our board of directors is currently considering, the timing, process and terms of reinstating the SRP in the future, including but not limited to consideration of reinstating the SRP in connection with the Company’s first determination of an estimated value per share (other than by reference to the most recent offering price), which will be completed no later than March 2, 2013.  However, we cannot provide any assurance as to the terms or if or when any reinstatement may happen.

Market Outlook

During the third quarter of 2012, the U.S. economy showed signs of stabilizing, but with growth coming at a slower pace as compared to prior economic recoveries. GDP growth increased to 2% from 1.3% in the prior quarter, a pace that is too slow to dramatically improve the overall economy in the near term. A major contributor to this slow growth was the European debt crisis and its effect on the global economy, as well as uncertainty by U.S. businesses as to the impact of the presidential election and the resolution of the so-called “fiscal cliff”. Consequently, projections for global growth were reduced and U.S. exports were down for the third quarter of 2012. However, domestically, many economic reports suggested that several sectors are in a recovery mode. The U.S. economy added 171,000 new jobs in October 2012, which puts job creation for the year ahead of 2011’s pace. The labor force participation rate, a key metric that measures those working or looking for jobs, was also higher.  American manufacturing and factory output were up 2.8% for the year to September 2012, beating consensus estimates. Retail sales reported higher growth in August and September of 2012 than had been reported since 2010.  Housing, which is critical to a sustained recovery, is providing clearer evidence that it has moved off the bottom and rebounding with increased housing starts and sales and improved projections and confidence by homebuilders going forward. All of these factors are leading to increased consumer sentiment and spending.  On a net basis, we believe the general consensus is the U.S. economy is currently able to overcome the negative global issues and is moving forward at a moderate, but uneven pace.

Although an uneven U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in the multifamily sector should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Single family home ownership, which had peaked at 69.2% in late 2004, is now down to approximately 65.5% as of September 30, 2012.  Historical home ownership figures from pre 1995 hovered around 64%.  At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. Historically, multifamily housing starts have been equal to approximately 2% of existing supply.  Currently, national starts are still below that average, but several local markets are approaching or even exceeding these historical averages. We believe that these fundamentals will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  Some analysts’ reports are already starting to indicate that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income to maintain rental growth.

For the Company, these fundamentals have favorably impacted the Company’s operating performance.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  As measured at the end of August 2012, 11 of our 16 major markets had annual employment growth greater than the national average of 1.4%. Of the five markets that were below the national average, two markets reported increases from the prior year. Of the top five markets with the highest absolute increase in job growth, we had investments in three: Houston, San Francisco, and Austin.

These positive employment results for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 22 communities that were stabilized and held for the comparable periods in 2011 and 2012. These 22 communities produced year over year total revenue increases of approximately 9%. Since December 31, 2011, we have increased our residential monthly rent per unit for these 22 stabilized communities by 5%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 22 communities from 93% at December 31, 2011 to 96% at September 30, 2012.

Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector.  In the last nine months, five and ten year treasury rates have declined approximately 24% and 13%, respectively, and as of September 30, 2012, are approximately 0.6% and 1.6%, respectively.  GSEs have been a core source for multifamily financing, providing a base level of support for the sector.  However, lender competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities and in 2012 we closed four loans with an average fixed interest rate of 2.9%. As of September 30, 2012, our weighted average fixed interest rate was 3.9%, compared to 4.2% at September 30, 2011.

Although there is no current, definitive evidence of a change in these financial trends, there are risks.  The European debt crisis continues to be in flux with ever changing risks of sovereign defaults or countries leaving the EURO currency and/or the European Union.  The consequences of the presidential election and the resolution of the “fiscal cliffs” are not resolved.  Either of these could slow growth or push the U.S. into a recession.  Specifically related to the multifamily sector, changes related to GSE’s distribution policy to the U.S. Government and other regulatory restrictions could result in higher borrowing costs.

In the event of changing financial market conditions, we believe the Company is financially well positioned to execute our strategy.  As of September 30, 2012, we held cash and cash equivalents and short-term investments of approximately $507.6 million and had borrowing capacity from our line of credit of $127.0 million. Our cash position is over 50% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 91% of our share of debt is at long term, fixed rates. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately 4 years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility in the world economy, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

Property Portfolio

The table below presents physical occupancy and monthly rental rate per unit by geographic region for all of our consolidated and unconsolidated stabilized multifamily communities (including one with only a consolidated debt investment) as of September 30, 2012 and December 31, 2011:

			Physical Occupancy Rates (b)		Monthly Rental Rate per Unit (c)
	Number of	Number of	September 30,	December 31,	September 30,	December 31,
Geographic Region (a)	Communities	Units	2012	2011	2012	2011
Florida	2	704	92%	92%	$1,482	$1,430
Georgia (d)	2	493	97%	96%	1,217	1,133
Mid-Atlantic	5	1,412	92%	92%	1,939	1,850
Mid-West	1	298	95%	95%	2,148	2,009
Mountain	5	1,594	93%	93%	1,313	1,257
New England	4	940	94%	92%	1,501	1,506
Northern California	4	751	97%	95%	2,149	1,989
Northwest	2	540	94%	90%	1,317	1,312
Southern California	4	889	97%	88%	2,122	2,066
Texas	7	2,248	97%	96%	1,353	1,257
Totals	36	9,869	95%	93%	$1,599	$1,527

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

•                  Our portfolio includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods in Southern California.

(b)         Physical occupancy is defined as the residential units occupied for stabilized properties as of September 30, 2012 or December 31, 2011 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of September 30, 2012, the total gross leasable area of retail space for all of these communities is approximately 172,000 square feet, which is approximately 2% of total rentable area.  As of September 30, 2012, all of the communities with retail space are stabilized, and approximately 73% of the 172,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)          Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2012 and December 31, 2011 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three and nine months ended September 30, 2012, these other charges were approximately $4.1 million and $11.6 million, respectively, approximately 8% of total combined revenues for both periods. For the three and nine months ended September 30, 2011, these other charges were approximately $3.1 million and $8.7 million, respectively, approximately 8% of total combined revenues for both periods.  The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

(d)         Physical occupancy rates and monthly rental rate per unit as of December 31, 2011 exclude the results of Mariposa Lofts Apartments which was sold in March 2012.

The table below presents the number of communities and units by geographic region that are currently in development, including debt investments, as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity Investments:
Florida	1	180	—	—
Northern California	1	163	1	163
Texas	6	1,519	2	342
Total Equity Investments	8	1,862	3	505

Debt Investments:
Georgia	—	—	1	295
Mountain	1	388	—	—
Southern California	1	113	1	113
Texas	2	764	1	320
Total Debt Investments	4	1,265	3	728
Total Development	12	3,127	6	1,233

Results of Operations

Because of our recent acquisitions, we have experienced an increase in the proportion of our stabilized multifamily communities and consolidated multifamily communities.  These portfolio increases have contributed to significant increases in many of our financial results.  A summary of our multifamily communities as of September 30, 2012, December 31, 2011, and September 30, 2011 is as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011
Consolidated communities	47	41	17
Investments in unconsolidated real estate joint ventures	1	1	24
Total	48	42	41

Stabilized communities	36	36	36
Development, including mezzanine and land loans	12	6	5
Total	48	42	41

Effective December 1, 2011, we consolidated 23 BHMP CO-JVs (which included 6 Property Entities) and MW CO-JVs as a result of our sale of joint venture interests to the MW Co-Investment Partner and simultaneous amendment of all of our BHMP CO-JV operating agreements with the BHMP Co-Investment Partner whereby we obtained the controlling financial interest of each of these Co-Investment Ventures.  These transactions have affected the comparability of our financial statements for the three and nine months ended September 30, 2012 as compared to 2011.

Additionally, during the nine months ended September 30, 2011, we acquired controlling interests in three multifamily communities through a consolidated BHMP CO-JV and one acquisition through a previously unconsolidated BHMP CO-JV.  These 2011 acquisitions are contributing to increased results for the three and nine months ended September 30, 2012.

The three months ended September 30, 2012 as compared to the three months ended September 30, 2011

As discussed above, the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 and the acquisitions in 2012 and 2011 have significantly affected the comparability of our third quarter 2012 results with third quarter 2011.  Related to operations, our rental revenues for the three months ended September 30, 2012 were $30.7 million higher due to the 2011 and 2012 business combinations accounting for the majority of the approximate 200%  increase in rental revenues over the three months ended September 30, 2011.  Similarly, the increases to property operating expenses and real estate taxes of over 175% were substantially related to the business combinations.  Depreciation and amortization expense related to the 2011 and 2012 business combinations was $16.2 million for the three months ended September 30, 2012, an increase of more than 160% over depreciation and amortization expense for the comparable period of 2011.

As an aid to analyzing our results for the three months ended September 30, 2012 compared to the comparable period of 2011, the following table reflects the 2012 results as reported in the consolidated statements of operations less the combined effect of all of the 2012 business combinations and the 2011 business combinations occurring after September 30, 2012 in order to provide a comparable comparison of 2012 to 2011, excluding business combinations (in millions):

		Less: 2012
		Amounts Related	Less: 2012	2012 Results		Current
		to 2011 Business	Amounts Related	net of		Quarter
		Combinations	to 2012	2011 and 2012		Change Net
		Occurring after	Business	Business		of Business
For the Three Months Ended September 30,	2012	September 30, 2011	Combinations	Combinations	2011	Combinations
Rental revenues	$48.7	$(28.0)	$(2.7)	$18.0	$16.5	$1.5

Expenses
Property operating expenses	13.6	(8.0)	(0.8)	4.8	4.8	—
Real estate taxes	6.2	(3.4)	(0.3)	2.5	2.3	0.2
Asset management and other fees	1.7	—	—	1.7	1.6	0.1
General and administrative expenses	3.5	(0.1)	—	3.4	1.2	2.2
Acquisition expenses	—	—	—	—	0.3	(0.3)
Interest expense	8.6	(5.5)	(0.4)	2.7	2.9	(0.2)
Depreciation and amortization	23.1	(14.0)	(2.2)	6.9	8.8	(1.9)
Total expenses	56.7	(31.0)	(3.7)	22.0	21.9	0.1

Interest income	1.9	(0.3)	—	1.6	1.0	0.6
Gain on revaluation of equity on a business combination	1.7	—	(1.7)	—	—	—
Loss on early extinguishment of debt	(0.2)	—	—	(0.2)	—	(0.2)
Equity in loss of investments in unconsolidated real estate joint ventures	(0.1)	—	—	(0.1)	(2.4)	2.3
Other expense	(0.5)	0.1	—	(0.4)	—	(0.4)

Net loss	(5.2)	2.8	(0.7)	(3.1)	(6.8)	3.7
Net loss attributable to noncontrolling interests	1.3	(1.7)	0.2	(0.2)	0.7	(0.9)
Net loss attributable to common stockholders	$(3.9)	$1.1	$(0.5)	$(3.3)	$(6.1)	$2.8

Where the headings below refer to adjusted amounts, we are describing the activity net of the 2011 and 2012 business combination activity included in the table above.  For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2012 results to 2011 results.

Rental Revenues Adjusted.  Rental revenues for the three months ended September 30, 2012 were approximately $18.0 million compared to $16.5 million for the three months ended September 30, 2011.  Physical occupancy for the stabilized communities as of September 30, 2012 was 96% as compared to 94% as of September 30, 2011.  Monthly rental rates per units for stabilized communities increased 6% as of September 30, 2012 compared to September 30, 2011. We also expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses Adjusted.  Property operating and real estate tax expenses for the three months ended September 30, 2012 and 2011 were approximately $7.3 million and $7.1 million, respectively.  We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

General and Administrative Expenses Adjusted.  The increase in general and administrative expenses of $2.2 million for the three months ended September 30, 2012 compared to the same period of 2011 was principally a result of $1.2 million of costs related to the Company’s review of strategic alternatives, primarily financial advisory and legal fees.  Additionally, for the three months ended September 30, 2012, we incurred $0.5 million related to off-site personnel costs reimbursed to an affiliate of our Advisor, Behringer Harvard Multifamily Management Services, LLC, (“BHM Management”) in accordance with our property management agreement with BHM Management.  For the three months ended September 30, 2011, BHM Management waived reimbursement of these costs.

Interest Expense Adjusted. Interest expense for the three months ended September 30, 2012 was approximately $2.7 million compared to $2.9 million for the three months ended September 30, 2011.  During the three months ended September 30, 2012, we capitalized $0.7 million of interest expense related to developments.  We did not capitalize any interest during the comparable period of 2011.  This decrease in interest expense was partially offset by increased borrowing related to our mortgage loans payable which increased during 2012 as we obtained new mortgage financing in 2011 related to Acappella and the Lofts at Park Crest multifamily communities.  Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees, which have increased as a result of our reduced borrowings under the credit facility, were $0.6 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively.  The increased borrowings were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate.

Depreciation and Amortization Adjusted.  Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was approximately $6.9 million and $8.8 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decline during 2012 is primarily attributable to the amortization of acquired in-place leases, where due to its shorter amortization period, a larger portion was fully amortized subsequent to September 30, 2011.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income Adjusted. Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for the three months ended September 30, 2012 and 2011, was approximately $1.6 million and $1.0 million, respectively.  Interest income earned on our loan investments increased $0.6 million for the three months ended September 30, 2012 compared to the comparable period of 2011.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  For both three month periods in 2012 and 2011, interest rates continue to be at historical low interest rates, with no significant change between the periods.

Gain on Revaluation of Equity on a Business Combination.  Effective July 31, 2012, the Veritas BHMP CO-JV converted its mezzanine loan receivable into an additional equity interest in the Veritas Property Entity, became the general partner, and in conjunction with this transaction, consolidated the Veritas Property Entity at its fair value.  A gain on revaluation of equity on a business combination of $1.7 million was recognized for the three months ended September 30, 2012.  There was no similar gain during the same period of 2011.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the three months ended September 30, 2012 was approximately $0.1 million compared to approximately $2.4 million for the three months ended September 30, 2011.  The decrease in equity in loss of joint venture investments is due to a decrease in the number of unconsolidated joint ventures from 24 as of September 30, 2011 to one as of September 30, 2012.

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the dispositions of Mariposa in March 2012 and the Waterford Place community in May 2011.  There were no other property dispositions during the three months ended September 30, 2012 or 2011.

Net Loss Attributable to Noncontrolling Interests.  Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, the Grand Reserve BHMP CO-JV effective February 15, 2012, and the Veritas Property Entity effective July 31, 2012, and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities.  During the three months ended September 30, 2011, the noncontrolling interests related to the Waterford Place BHMP CO-JV.

The nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

As discussed above, the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 and the acquisitions in 2012 and 2011 have significantly affected the comparability of our results for the nine months ended September 30, 2012 with our results for the nine months ended September 30, 2011.  Related to operations, our rental revenues for the nine months ended September 30, 2012 were $86.7 million higher due to the 2011 and 2012 business combinations accounting for the majority of the 230%  increase in rental revenues over the nine months ended September 30, 2011.  Similarly, the increases to property operating expenses and real estate taxes of approximately 200% were substantially related to the business combinations.  Depreciation and amortization expense related to the 2011 and 2012 business combinations was $65.6 million for the nine months ended September 30, 2012, an increase of approximately 300% over depreciation and amortization expense for the comparable period of 2011.

As an aid to analyzing our results for the nine months ended September 30, 2012 compared to the comparable period of 2011, the following table reflects the 2012 results as reported in the consolidated statements of operations less the combined effect of all of the 2012 business combinations and the 2011 business combinations occurring after September 30, 2012 in order to provide a comparable comparison of 2012 to 2011, excluding business combinations (in millions):

		Less: 2012
		Amounts Related	Less: 2012	2012 Results		Current
		to 2011 Business	Amounts Related	net of		Quarter
		Combinations	to 2012	2011 and 2012		Change Net
		Occurring after	Business	Business		of Business
For the Nine Months Ended September 30,	2012	September 30, 2011	Combinations	Combinations	2011	Combinations
Rental revenues	$138.8	$(82.0)	$(4.7)	$52.1	$42.0	$10.1

Expenses
Property operating expenses	37.8	(22.6)	(1.3)	13.9	12.4	1.5
Real estate taxes	17.9	(10.2)	(0.7)	7.0	6.3	0.7
Asset management fees	4.9	(0.1)	—	4.8	4.7	0.1
General and administrative expenses	8.4	(0.5)	(0.1)	7.8	3.1	4.7
Acquisition expenses	2.5	—	(2.5)	—	6.1	(6.1)
Interest expense	25.9	(16.7)	(0.5)	8.7	6.4	2.3
Depreciation and amortization	86.3	(62.1)	(3.5)	20.7	22.2	(1.5)
Total expenses	183.7	(112.2)	(8.6)	62.9	61.2	1.7

Interest income	5.9	(1.9)	—	4.0	1.7	2.3
Gain on revaluation of equity on a business combination	1.7	—	(1.7)	—	18.1	(18.1)
Loss on early extinguishment of debt	(0.5)	0.3	—	(0.2)	—	(0.2)
Equity in loss of investments in unconsolidated real estate joint ventures	(1.3)	—	—	(1.3)	(7.1)	5.8
Other expense	(0.9)	0.1	—	(0.8)	—	(0.8)
Income (loss) from continuing operations	(40.0)	28.7	2.2	(9.1)	(6.5)	(2.6)

Income from discontinued operations
Income from discontinued operations	0.3	—	—	0.3	0.4	(0.1)
Gain on sale of discontinued operations	13.3	—	—	13.3	—	13.3

Net income (loss)	(26.4)	28.7	2.2	4.5	(6.1)	10.6
Net loss attributable to noncontrolling interests	15.7	(15.6)	0.2	0.3	0.9	(0.6)
Net income (loss) attributable to common stockholders	$(10.7)	$13.1	$2.4	$4.8	$(5.2)	$10.0

Where the headings below refer to adjusted amounts, we are describing the activity net of the 2011 and 2012 business combination activity included in the table above.  For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2012 results to 2011 results.

Rental Revenues Adjusted.  Rental revenues for the nine months ended September 30, 2012 were approximately $52.1 million compared to $42.0 million for the nine months ended September 30, 2011.  Average physical occupancy for the stabilized communities for the nine months ended of September 30, 2012 was 95% as compared to 92% for the comparable period of 2011.  Average monthly rental rates per units for stabilized communities increased 4% during the nine months ended September 30, 2012 compared to the comparable period of 2011.  Additionally, rental revenue increased $6.4 million for the nine months ended September 30, 2012 over the comparable period of 2011 as a result of the acquisitions of Argenta, Stone Gate and West Village during the second quarter of 2011.  We also expect continued increases in these revenues as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

Property Operating and Real Estate Tax Expenses Adjusted.  Property operating and real estate tax expenses for the nine months ended September 30, 2012 and 2011 were approximately $20.9 million and $18.7 million, respectively.  This increase is principally a result of the acquisitions of Argenta, Stone Gate and West Village during the second quarter of 2011.  We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

General and Administrative Expenses Adjusted.  The increase in general and administrative expenses of $4.7 million for the nine months ended September 30, 2012 compared to the same period of 2011 was principally a result of $2.0 million of costs related to the Company’s review of strategic alternatives, primarily financial advisory and legal fees.  Additionally, for the nine months ended September 30, 2012, we incurred $1.4 million of off-site personnel costs reimbursed to an affiliate of our Advisor, BHM Management in accordance with our property management agreement with BHM Management.  For the nine months ended September 30, 2011, BHM Management waived reimbursement of these costs.

Acquisition Expenses.  Acquisition expenses for the nine months ended September 30, 2012 were approximately $2.5 million and principally related to our acquisition of Pembroke Woods and the Grand Reserve.  The majority of the acquisition expenses were fees and expenses due to our Advisor.  For the nine months ended September 30, 2011, we incurred acquisition expenses of $6.1 million principally related to our consolidated acquisitions of Argenta, West Village and Stone Gate.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense Adjusted. Interest expense for the nine months ended September 30, 2012 was approximately $8.7 million compared to $6.4 million for the nine months ended September 30, 2011.  The increase was principally due to increased borrowing related to our mortgage loans payable which increased during 2012 as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities.  The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate.  Also included in interest expense are credit facility fees related to minimum usage and unused commitments.  These fees, which have increased as a result of our reduced borrowings under the credit facility, were $1.8 million and $0.9 million during the nine months ended September 30, 2012 and 2011, respectively.  Additionally, during the nine months ended September 30, 2012, we capitalized $1.6 million of interest expense related to developments.  We did not capitalize any interest during the comparable period of 2011.

Depreciation and Amortization Adjusted.  Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $20.7 million and $22.2 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decline during 2012 is primarily attributable to the amortization of acquired in-place leases, where due to its shorter amortization period, a larger portion was fully amortized subsequent to September 30, 2011.  As we make additional consolidated investments, we expect depreciation and amortization expense to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Income Adjusted. Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for the nine months ended September 30, 2012 and 2011, was approximately $4.0 million and $1.7  million, respectively.  Interest income earned on our loan investments increased $1.6 million for the nine months ended September 30, 2012 compared to the comparable period of 2011. Our cash equivalent and short-term investment balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities.  Our average balance of cash equivalents and short-term investments for the nine months ended September 30, 2012 was $581.6 million compared to $291.4 million for the nine months ended September 30, 2011.  Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits.  For both nine month periods in 2012 and 2011, interest rates continue to be at historical low interest rates, with no significant change between the periods.

Gain on Revaluation of Equity on a Business Combination.  Effective July 31, 2012, the Veritas BHMP CO-JV converted its mezzanine loan receivable into an additional equity interest in the Veritas Property Entity, became the general partner, and in conjunction with this transaction, consolidated the Veritas Property Entity at its fair value.  A gain on revaluation of equity on a business combination of $1.7 million was recognized for the nine months ended September 30, 2012.  In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million.  The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community.

Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures. Equity in loss of joint venture investments for the nine months ended September 30, 2012 was approximately $1.3 million compared to approximately $7.1 million for the nine months ended September 30, 2011.  The decrease in equity in loss of joint venture investments is due to a decrease in the number of unconsolidated joint ventures from 24 as of September 30, 2011 to 1 as of September 30, 2012.

Other Expense Adjusted.  Other expense is principally related to the change in the fair values of our non-designated hedge derivatives for the nine months ended September 30, 2012.  We did not have any non-designated hedge derivatives in 2011.

Income from Discontinued Operations. The income from discontinued operations relates to the dispositions of Mariposa in March 2012 and the Waterford Place community in May 2011.  There were no other property dispositions during the nine months ended September 30, 2012 or 2011.

Net Loss Attributable to Noncontrolling Interests.  Our noncontrolling interests activity relates to our acquisitions of controlling interest in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, the Grand Reserve BHMP CO-JV effective February 15, 2012, and the Veritas BHMP CO-JV’s acquisition of a controlling financial interest in the Veritas Property Entity effective July 31, 2012 and represents the net income or loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities.  During the nine months ended September 30, 2011, the noncontrolling interests related to the Waterford Place BHMP CO-JV.

Due to the activity resulting from our investment program, including the consolidation of previously unconsolidated investments in real estate joint ventures, we have few comparable operating multifamily communities through September 30, 2012.  Accordingly, same store reporting is currently not meaningful.

We review our investments for impairments in accordance with GAAP. For the three and nine months ended September 30, 2012 and 2011, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2011 to September 30, 2012.

Total real estate, net increased approximately $152.0  million principally as a result of our 2012 acquisitions of Pembroke Woods, a 240 unit multifamily community in April 2012, and The Grand Reserve, a 140 unit multifamily community in February 2012 through a BHMP CO-JV.  The combined purchase price for these two acquisitions was $73.6 million.  Additionally, we indirectly acquired a controlling financial interest in Veritas, a 430 unit multifamily community effective July 31, 2012.  We also invested $75.4 million related to our development program.  These increases were partially offset by depreciation expense of $62.2 million for the nine months ended September 30, 2012.

Cash and cash equivalents decreased $172.9 million, principally as a result of the 2012 acquisitions and expenditures related to the development program as discussed above and a $25.0 million temporary investment in short-term investments.  This decrease was partially offset by the receipt of proceeds of $23.9 million from the sale of Mariposa in March 2012.

Short-term investments increased $25.0 million as a result of investments in certificates of deposit during 2012.  The certificates of deposit earn interest at a weighted average fixed interest rate of 0.5% and have a weighted average remaining maturity of four months.  We consider these deposits short-term investments which at maturity will be available to fund real estate investments, converted into cash equivalents or rolled into other short-term investments.

Assets held for sale and liabilities related to assets held for sale decreased as the sale of Mariposa closed in March 2012.

Intangibles, net decreased $19.6 million principally due to normal amortization of intangible assets during the nine months ended September 30, 2012.  This decrease was partially offset by intangibles of $2.9 million related to the Grand Reserve, Pembroke, and Veritas business combinations during the nine months ended September 30, 2012.

Mortgage loans payable increased $66.5 million principally due to the Veritas business combination effective July 31, 2012 which added $37.1 million of variable rate debt.  Additionally, we closed two new loans totaling $33.7 million during 2012.  These increases were partially offset by principal payments made during 2012.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2012 and 2011 acquisition activity, the consolidation of 23 BHMP CO-JVs and MW CO-JVs in December 2011, and the transition of multifamily communities from lease up to stabilized operations. We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily communities, but once invested, we expect a decline in our acquisition activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Cash flows provided by operating activities for the nine months ended September 30, 2012 were $45.0 million as compared to cash flows provided by operating activities of $21.2 million for the same period in 2011.  The increase in cash provided by operating activities is primarily due to the acquisitions of consolidated multifamily communities and increased stabilized multifamily community activities noted above.  A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges increased by $59.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011.  This significant increase in depreciation and amortization is a result of the consolidation of the BHMP CO-JVs and MW CO-JVs on December 1, 2011.  We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities. Distributions received from investments in unconsolidated real estate joint ventures were $12.2 million for the nine months ended September 30, 2011 compared to $0.1 million for the comparable period of 2012.  We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities to the extent we invest the remaining cash from our Initial Public Offering in consolidated multifamily communities.

Cash flows used in investing activities for the nine months ended September 30, 2012 were $181.8 million compared to cash flow used in investing activities of $125.1 million during the comparable period of 2011.  The increase in cash used in investing activities was principally due to our acquisitions of Pembroke Woods, the Grand Reserve (through a BHMP CO-JV) and land for future development related to our development program.  Additionally, during the nine months ended September 30, 2012, we acquired additional noncontrolling interests in three BHMP CO-JVs for approximately $18.3 million, issued a new $15.6 million note receivable, and invested $25.0 million in short-term investments.  These increases in cash used in investing activities were partially offset by the sale of Mariposa in March 2012 which generated net cash proceeds of $23.9 million.  During the nine months ended September 30, 2011, the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netted proceeds of $50.6 million.  We had one new investment in a mezzanine loan through an unconsolidated real estate joint venture for the nine months ended September 30, 2012.  As all but one of our Co-Investment Ventures are consolidated, we may have fewer investments in unconsolidated real estate joint ventures in future periods. Providing a source of investing cash flow for the nine months ended September 30, 2011 were BHMP CO-JV distributions related to financings for the Cyan/PDX, Skye 2905 and The District BHMP CO-JVs.  As all BHMP CO-JVs and MW CO-JVs were consolidated in December 2011, we had no distributions related to financings for the nine months ended September 30, 2012.

Cash flows used in financing activities for the nine months ended September 30, 2012 were $36.1 million compared to cash flows provided by financing activities of $581.4 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, net proceeds from our Initial Public Offering were approximately $539.6 million.  There were no net proceeds from our Initial Public Offering for the nine months ended September 30, 2012, as our Initial Public Offering ended in September 2011.  During the nine months ended September 30, 2012, we obtained financing proceeds from two new loans for $33.7 million.  We also refinanced three loans, obtaining long term fixed rate financing, paying principal of $162.4 million and receiving proceeds of $162.8 million.  During the nine months ended September 30, 2011, we obtained new financings for four loans totaling $142.3 million.  Other than recurring principal payments, we had no loan pay-offs for the nine months ended September 30, 2011.  With the proceeds of our Initial Public Offering, we have not utilized our credit facility for any net draws during the nine months ended September 30, 2012.  As we deploy these offering proceeds, we may utilize the credit facility as we did during the nine months ended September 30, 2011 to bridge and manage our cash.  For the nine months ended September 30, 2012, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2011 due to the increase in our average shares outstanding, partially offset by a decrease in the distribution rate in the second quarter of 2012 from 6% to 3.5% (based on a $10 share price).  Additionally, redemptions for the nine months ended September 30, 2012 were substantially the same compared to the same period in 2011; however, 2012 redemptions primarily related to redemptions paid in the first quarter of 2012 and have been suspended since June 2012 which affected redemption requests in the second quarter of 2012.

As discussed further in the section above entitled “Overview — Strategic Alternatives — Suspension of Redemptions,” our board of directors has indefinitely suspended our SRP effective as of June 18, 2012.  Accordingly, our 2012 redemptions only reflect redemptions through the first quarter of 2012.

Liquidity and Capital Resources

With the completion of our Initial Public Offering, the Company has cash and cash equivalents and short-term investments of $507.6 million as of September 30, 2012.  We intend to deploy these funds for additional investments in multifamily communities, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions and investments.

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

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents, short-term investments and our credit facility. As of September 30, 2012, our cash and cash equivalents balance was $482.6 million, compared to $655.5 million as of December 31, 2011. The decrease is primarily due to the acquisitions and development expenditures made during the nine months ended September 30, 2012 of $143.0 million and the temporary, short-term investment of $25.0 million in certificates of deposit.  For the year ended December 31, 2011, we received gross proceeds from our Initial Public Offering and our DRIP of approximately $638.0 million and cash proceeds from our sale of partial interests to the MW Co-Investment Partner of $100.6 million.

Included in our consolidated cash and cash equivalent balance of $482.6 million is approximately $8.2 million held by individual Co-Investment Ventures.  These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to us and other owners.

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

With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $45.0 million for the nine months ended September 30, 2012 compared to $21.2 million for the comparable period in 2011.  The increase in cash flow from operating activities is principally due to the conversion from equity accounting for most of our Co-Investment Ventures to consolidated accounting.  We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e. excludes distributions related to capital activity, primarily debt financings) that we estimate at $13.7 million for the nine months ended September 30, 2012.  Discretionary distributions to noncontrolling interests for the nine months ended September 30, 2011 were minimal.

With our positive cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our operating cash flows to benefit from our recent acquisitions.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

During our Initial Public Offering, we experienced significant increases in the absolute amount of our regular distributions on our common stock.  With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, our board of directors set our 2012 second, third and fourth quarter distribution rate to an annual rate of 3.5%, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6%. This reduction, if continued going forward, would reduce our distributions payable and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.  In addition to the extent that stockholders elect to reinvest their regular distributions under our DRIP less cash is needed to fund distributions.  During 2012 and 2011, the percentage of our regular distributions that has been reinvested has averaged approximately 55%.

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

As further described above in “Overview — Strategic Alternatives — Suspension of Redemptions”, our board of directors temporarily suspended our SRP effective as of June 18, 2012.  Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million and $14.5 million in redemptions during 2012 (through the suspension date) and the first nine months of 2011, respectively.  If redemptions are reinstated, and we cannot make any assurances that they would be or on what terms, we may have to reserve additional liquidity for these redemptions, which could reduce the amount available for new investments.  See “Share Redemption Program” in Part II, Item 2 for further discussion.

We intend to use the $150 million credit facility to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of September 30, 2012, we may additionally draw approximately $127.0 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of		For the Three Months Ended			For the Nine Months Ended
	September 30, 2012		September 30, 2012			September 30, 2012
				Average	Maximum		Average	Maximum
	Balance	Interest	Average Balance	Interest	Balance	Average Balance	Interest	Balance
	Outstanding	Rate	Outstanding	Rate (a)	Outstanding	Outstanding	Rate (a)	Outstanding

Borrowings	$10.0	2.31%	$10.0	2.32%	$10.0	$10.0	2.33%	$10.0

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

As discussed above, we have $482.6 million of cash and cash equivalents and $25.0 million of short-term investments as of September 30, 2012 and we expect to use a substantial portion of these funds for additional investments in multifamily communities and to refinance existing mortgage and construction financings. The actual amount invested will depend on the extent we are able to supplement these funds with other long term sources as discussed below or the extent to which we utilize funds for distributions and redemptions (if we resume the SRP), if any, related to our common stock or other uses.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, such as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners.  As of September 30, 2012, approximately $3.8 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $17.5 million.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 125 billion euro (approximately $160 billion, based on exchange rates as of September 30, 2012) in pension assets for over 2.5 million people as of June 2012.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of September 30, 2012, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $4.7 million.  We anticipate using the remaining proceeds of the primary portion of our Initial Public Offering and other sources described in this section to fund any amounts required.

As of September 30, 2012, we have five other Co-Investment Ventures.  These other Co-Investment Ventures were established for development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of September 30, 2012, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of September 30, 2012, we have three wholly owned debt investments and one unconsolidated debt investment through a BHMP CO-JV.  The full amount of the commitment has been funded for each of the wholly owned debt investments.  There is $12.0 million remaining to be funded on the unconsolidated debt investment, of which our share is $6.6 million.  We believe each of the borrowers is in compliance with our debt agreements.

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

If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgage loans payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2012, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of September 30, 2012, we and our BHMP Co-Investment Partner have five equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $9.5 million to Property Entities as of September 30, 2012.  These Property Entities also have property debt and/or other joint venture obligations, and in certain cases guarantees by affiliates of the unaffiliated third parties. As of September 30, 2012, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of joint venture obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

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

In relation to historical averages, favorable long term, fixed rate financing terms are currently available for high quality multifamily communities. As of September 30, 2012, the weighted average interest rate on our company level and Co-Investment level communities fixed interest rate financings was 3.86% and 3.92%, respectively.  During 2012, we and Co-Investment Ventures closed new financings of $33.7 million at a weighted average interest rate of 3.1%.  As of September 30, 2012, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was six and five years, respectively.  As of September 30, 2012, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at September 30, 2012 was 0.21%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.2	3.86%	2018	$30.2
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (c)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	64.2			64.2

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	865.7	3.92%	2013 to 2020 (c)	484.9
Permanent mortgages - variable interest rate	12.6	Monthy LIBOR + 2.35%	2017 (c)	6.9
Construction loan - variable interest rate (b)	37.1	Monthy LIBOR + 2.75%	2012	19.2
	915.4			511.0
Plus: Unamortized adjustments from business combinations	11.3
Total Co-Investment Venture Level - Consolidated	926.7

Total All Levels	$990.9			$575.2

(a)         Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our share of contributed capital, as applicable.  These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.

(b)         This loan was originated during the construction phase of the multifamily community.  The multifamily community is now operating and stabilized.  In October 2012, this loan was repaid and replaced with a $37.3 million fixed rate loan.  The new loan has a fixed interest rate of 2.77% and matures in 2019.

(c)          Includes loan(s) with one or two-year extension options for a fee of generally 25 basis points.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2012, we believe the respective borrowers were in compliance with these covenants.  The above table excludes inter entity debts owed to Co-Investment Ventures or us and does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of September 30, 2012, contractual principal payments for each of the five subsequent years and thereafter are as follows (in millions):

		Consolidated
	Company	Co-Investment
Years	Level	Venture Level	Our Share
October through December 2012	$—	$37.8	$19.6
2013	$—	$50.7	$27.1
2014	$24.0	$4.8	$26.7
2015	$0.2	$83.2	$46.2
2016	$0.6	$167.3	$92.8
Thereafter	$39.4	$571.6	$362.8

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

GSEs have been an important financing source for multifamily communities.  Currently, the U.S. Government is discussing potential restructurings of the GSEs including possible privatizations.  As a possible first step to these actions, in August 2012, the U.S. Government imposed minimum distribution requirements for the GSEs, generally equal to their reported net income.  This will have the effect of limiting their growth from reinvesting their retained earnings.  With the federal elections now completed, additional restrictions may be imposed.  Accordingly, we have and will continue to maintain other lending relationships.  As of September 30, 2012, approximately 69% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.  Recently, other loan providers, primarily insurance companies and to a lesser extent banks, have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long term liquidity may be increased leverage on our existing investments.  As of September 30, 2012, the leverage on our portfolio, as measured by GAAP cost, was approximately 45%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In addition, as of September 30, 2012, a wholly owned multifamily community and two of our Co-Investment Ventures have multifamily communities with combined total carrying values of approximately $115.4 million that are not encumbered by any secured debt.

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

Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements were required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all BHMP CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.  In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.

Our board, in its discretion or as required under REIT tax requirements, could distribute all or portions of the proceeds to our stockholders as a special cash distribution.  In March 2012, our board declared a $0.06 per share special cash distribution related to the sale of the Mariposa.  (See “Distribution Policy” section below.)  There is no assurance the board will declare any special distributions in the future.

Our development program includes both equity and loan investments (including one unconsolidated loan investment through a BHMP CO-JV). Equity investments are structured on our own account or with Co-Investment Partners.  Loan investments include mezzanine loans and land loans.  One of the land loans includes options to convert into equity at our option.  The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development program as of September 30, 2012 (amounts in millions):

				Total		Our Share
				Costs Incurred	Total	of Total	Estimated
				as of	Estimated	Estimated	Completion	Effective
Community	Location	Type	Units	September 30, 2012	Costs	Costs	Date	Ownership (a)
Equity investments as of September 30, 2012:
4110 Fairmount (b)	Dallas, TX	Co-Investment Venture	299	$9.5	$45.3	$45.3	3rd Quarter 2014	80%
Allegro Phase II	Addison, TX	Wholly Owned	121	6.0	16.1	16.1	2nd Quarter 2013	100%
Allusion West University (b)	Houston, TX	Co-Investment Venture	231	13.3	41.6	41.6	2nd Quarter 2014	80%
Arpeggio Victory Park (b)	Dallas, TX	Co-Investment Venture	377	16.5	58.9	58.9	3rd Quarter 2014	70%
The Franklin Delray	Delray Beach, FL	Wholly Owned	180	17.1	32.5	32.5	4th Quarter 2013	100%
The Muse Museum District (b)	Houston, TX	Co-Investment Venture	270	12.4	48.7	48.7	4th Quarter 2014	80%
Renaissance Phase II	Concord, CA	BHMP CO-JV	163	8.6	38.1	21.0	4th Quarter 2015	55%
Seven Rio (b)	Austin, TX	Co-Investment Venture	221	7.7	59.7	59.7	1st Quarter 2015	90%
Total equity investments as of September 30, 2012			1,862	$91.1	$340.9	$323.8

(a)                                      Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.

(b)                                     If the development achieves certain milestones primarily related to approved budgets less than defined maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership, and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based on the development achieving certain total returns.

					Amounts	Fixed
				Total	Advanced at	Interest	Maturity	Effective
Community	Location	Type	Units	Commitment	September 30, 2012	Rate	Date	Ownership (a)
Consolidated loans:
The Domain	Houston, TX	Mezzanine loan	320	$10.5	$9.7	14.0%	April 2014 (b)	100%
Jefferson at One Scottsdale	Scottsdale, AZ	Land loan	388	15.6	15.6	12.5%	June 2013	100%
Pacifica	Costa Mesa, CA	Land loan (c)	113	4.9	4.9	10.0%	November 2012	100%
			821	31.0	30.2

Unconsolidated loan:
TDI 121 Custer	Allen, TX	Mezzanine loan	444	14.1	2.1	14.5%	August 2015	55%

Total loans			1,265	$45.1	$32.3

(a)                                      Effective ownership represents our current ownership percent in the mezzanine or land loan.

(b)                                     The maturity date may be extended for one year at the option of the borrower with the payment of an extension fee of 0.50% of the applicable loan balance.

(c)                                      Our option period to convert our land loan to an equity investment expired on August 15, 2012.  We are currently in discussions to convert the land loan under similar terms.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of September 30, 2012, we have entered into construction and development contracts with $85.2 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  We expect to enter into additional construction contracts during the remainder of 2012 and 2013.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  As of September 30, 2012, we have not placed any financing on these new developments.  If we do elect to obtain construction financing, we believe it would be obtained at 50-60% of cost and at floating rates in the range of 215 basis points to 275 basis points over 30-day LIBOR.  As of September 30, 2012, 30-day LIBOR was 0.21%.  If long term financing is attractive, we may also initially obtain permanent financing during the development. There is no assurance that such terms would still be available at the time of any financing.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of September 30, 2012, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current communities, to be in the range of $5.0 million to $10.0 million for the next three to five years.

Distribution Policy

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

Given the degree of our remaining proceeds from our Initial Public Offering and the competition for acquisition of multifamily communities, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments.  Further, to the extent we invest in developments, as more fully discussed in the “Strategy Review” section above, the period to receive income is delayed due to normal planning, permitting, construction and lease up.  During these periods, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target.  As development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

Regular Distributions

The following tables show the regular distributions paid and declared for the nine months ended September 30, 2012 and 2011 and cash flow from operating activities over the same periods (in millions, except per share amounts):

				Cash Flow	Total	Declared
	Distributions			from Operating	Distributions	Distributions
	Paid in Cash (a)	DRIP	Total	Activities	Declared	Per Share
2012
Third Quarter	$6.6	$8.0	$14.6	$16.9	$14.7	$0.088
Second Quarter (b)	8.1	10.0	18.1	16.6	14.4	0.087
First Quarter	10.9	13.9	24.8	11.5	24.8	0.150
Total	$25.6	$31.9	$57.5	$45.0	$53.9	$0.325

2011
Third Quarter	$9.8	$12.2	$22.0	$8.6	$23.7	$0.151
Second Quarter	8.1	9.6	17.7	5.9	18.5	0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148
Total	$25.0	$30.1	$55.1	$21.2	$58.1	$0.449

(a)         Distributions are declared daily for each month and paid monthly in the following month (e.g., distributions declared in September are paid in October.)

(b)         Beginning in the second quarter of 2012, the distribution rate was decreased from an annual distribution rate of 6% based on a $10 share price to an annual distribution rate of 3.5% based on a $10 share price.  Accordingly, amounts paid during the second quarter of 2012 exceed the amounts declared during the second quarter of 2012.  As discussed below, the annual distribution rate was decreased effective April 1, 2012.

The margin by which regular distributions exceeded cash flow from operating activities for the nine months ended September 30, 2012 as compared to the comparable period of 2011 was less as our cash flow from operating activities increased by 112% for the nine months ended September 30, 2012 compared to the comparable period of 2011, and the decrease in the distribution rate effective April 1, 2012.  (See “Cash Flow Analysis” above for additional discussion of changes from 2011 to 2012.)  As we invest the remaining proceeds from our Initial Public Offering and as our development projects are completed and leased, we expect our cash flow from operating activities to increase.

During the nine months ended September 30, 2011 and 2012, our regular cash distributions in excess of our cash flow from operations were funded from our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million.  In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million.  In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million.

On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the second quarter of 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%.  Our board of directors has authorized daily distributions at this rate through December 31, 2012.  With the change, our distribution rate is expected to be more in line with our estimated earnings and cash flow from operations after all of the proceeds from the Initial Public Offering are invested.  Further, the adjustment in the regular distribution rate is expected to allow the Company to be more competitive in acquiring multifamily communities with less of a dilutive effect of paying distributions in excess of current earnings and cash flow from operations.

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

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of September 30, 2012, we had one investment in an unconsolidated joint venture, TDI 121 Custer, which was made through the Custer BHMP CO-JV.  The Custer BHMP CO-JV has no debt, and its sole operating asset is a mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our BHMP CO-JVs, MW CO-JVs and those Property Entities where we have an equity investment include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2012, no buy/sell arrangements exist; however, we may have to retain additional liquidity so we are able to maintain leverage during a buy/sell negotiation or to meet any obligations under the arrangements.

All of our other Co-Investment Ventures include put provisions by the other Co-Investment Venture partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at September 30, 2012, have a contractual total of approximately $6.8 million for all of the Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests at the point they become probable of redemption, and as of September 30, 2012, we have recorded approximately $2.6 million as redeemable noncontrolling interests.  Separate from put provisions, we have redeemable noncontrolling interests of $3.1 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

As of September 30, 2012, we have entered into construction and development contracts with $85.2 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2012 and December 31, 2011, we have approximately $15.7 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State’s redevelopment agencies.  In October 2012, we received our scheduled annual payment per the terms of our agreement.  Accordingly, we believe our obligation to provide the affordable housing for The Gallery at NoHo Commons and our other California communities is not affected by the state’s actions.

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

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. In addition, real estate companies that are experiencing significant acquisition activity, particularly during their initial life cycle, have not reached sustainable operations and are significantly affected by acquisition activity.  While other start-up entities may also experience significant acquisition activity, other industries’ acquisitions tend to be more asset focused. Under GAAP, most acquisition costs related to acquisitions of a controlling interest in real estate are expensed, while asset acquisition costs or costs related to investments in noncontrolling interests are capitalized.

Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as currently defined by the Investment Program Association (“IPA”).  The IPA’s Guideline 2010-01, “Supplemental Performance Measure for Publicly Registered, Non-Listed REITs:  Modified Funds from Operations” defines MFFO as FFO further adjusted for the following items:

(1)               acquisition fees and expenses;

(2)               straight-line rent amounts, both income and expense;

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

•                  Adjustments for straight-line rents and amortization of discounts and premiums on debt investments.  In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

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

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(3.9)	$(6.1)	$(10.7)	$(5.2)
Real estate depreciation and amortization, net of noncontrolling interests (a)	14.1	13.9	50.0	41.2
Gain on sale of real estate	—	—	(13.3)	—
FFO attributable to common stockholders	10.2	7.8	26.0	36.0

Gain on revaluation of equity on a business combination, net of noncontrolling interest	(0.9)	—	(0.9)	(18.1)
Acquisition expenses, net of noncontrolling interests (b)	—	0.5	2.5	6.2
Straight-line rents, net of noncontrolling interests	0.1	0.3	0.3	0.7
Loss on early extinguishment of debt, net of noncontrolling interest	0.1	—	0.3	—
Loss on derivative fair value adjustment, net of noncontrolling interest	0.3	—	0.7	—
Amortization of premium on debt investment, net of noncontrolling interest	(0.1)	—	(0.3)	—

MFFO attributable to common stockholders	$9.7	$8.6	$28.6	$24.8

GAAP weighted average common shares (c)	166.4	155.9	165.8	129.1

Net loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.04)
FFO per common share	$0.06	$0.05	$0.16	$0.28
MFFO per common share	$0.06	$0.05	$0.17	$0.19

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

(c)          During the three and nine months ended September 30, 2012, GAAP weighted average common shares were 166.4 million and 165.8 million, respectively, resulting in increases of 7% and 28%, respectively, from the comparable periods of 2011.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•                  During the three and nine months ended September 30, 2012, we incurred $1.2 million and $2.0 million, respectively, of expenses related to our review of strategic alternatives.  These expenses are included as a deduction in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•                  During the three and nine months ended September 30, 2012, we capitalized interest of $0.7 million and $1.6 million, respectively, on our real estate developments.  These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, evaluating our real estate-related investments for impairment and the classification and income recognition for noncontrolling interests.

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

Noncontrolling Interests

Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities which may require our purchase of the noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

The calculation of the noncontrolling interest’s share of net income or loss is based on the economic interests held by all of the owners.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and nine months ended September 30, 2012 or 2011.

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

As of September 30, 2012, we had approximately $907.2 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.9%, $73.7 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.6%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of September 30, 2012, we have three consolidated note receivables with a carrying value of approximately $30.3 million, a weighted average fixed interest rate of 12.6%, and a weighted average remaining maturity of 0.9 years.  Also as of September 30, 2012, we have $25.0 million of short-term investments at a weighted average fixed interest rate of 0.5% and a weighted average remaining maturity of one month.  We consider these deposits as short-term investments which at maturity will be available to fund real estate investments, converted into cash equivalents or rolled into other short-term investments.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2012, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2012 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.7)	$(1.3)	$(0.8)	$(0.4)
Interest rate caps	0.1	—	—	—
Cash investments, including certificates of deposit	10.2	7.6	5.1	2.5
Total	$8.6	$6.3	$4.3	$2.1

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

As of September 30, 2012, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps have a single 30 day LIBOR cap rate, which if during its term future market LIBOR interest rates exceed, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our development program, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.  A summary of our interest rate caps as of September 30, 2012 is as follows (amounts in millions):

			Carrying and
	LIBOR	Maturity	Estimated
Notional Amount	Cap Rate	Date	Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	0.1
$162.7			$0.4

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2012.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In our normal course of business, we are subject to legal proceedings that are not significant to our operations. We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2012 or Part II, Item 1A set forth in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through September 30, 2012, we had used approximately $790.4 million of such net proceeds to invest in real estate and real estate-related investments, net of notes payable.  Of the amount used for these investments, approximately $28.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

As we previously announced in a periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of strategic alternatives, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) is in the best interests of the company and its stockholders.  Accordingly, effective June 18, 2012, our SRP was indefinitely suspended, and we did not redeem any shares in the third quarter of 2012.  Our board of directors may in the future reinstate the SRP, although we cannot provide any assurance as to the terms or if or when this may happen. Through the suspension date in 2012 and for the nine months ended September 30, 2011, redemptions of $15.5 million and $14.5 million, respectively, were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Letter Agreement with Advisor

On November 6, 2012, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended September 30, 2012, resulting in a waiver of approximately $157,000.

Amendment to Property Management Agreement with Advisor

On November 6, 2012, effective as of November 22, 2012, we, Behringer Harvard Multifamily OP I LP, and Behringer Harvard Multifamily Management Services, LLC entered into the First Amendment to the Amended and Restated Property Management Agreement dated September 8, 2008 (the “Property Management Agreement”), to extend the term of the Property Management Agreement to June 30, 2013.  In addition, at any time prior to June 30, 2013, we may terminate the Property Management Agreement with 60 days prior written notice.

The information set forth above with respect to the letter agreement related to the Advisory Management Agreement and the amendment to the Property Management Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement and the amendment to the Property Management Agreement, which are filed as Exhibit 10.2 and Exhibit 10.3, respectively, hereto and both are incorporated into this report by reference.

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
10.1

Letter Agreement, dated August 7, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 10, 2012

10.2*	Letter Agreement, dated November 6, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
10.3*

First Amendment to Amended and Restated Property Management Agreement dated November 6, 2012 and effective November 22, 2012 between Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP, and Behringer Harvard Multifamily Management Services, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 9, 2012	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)