Form 10-K
period 2012-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2013-03-01
CIK 1384710

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
(Title of Class)

         Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the Registrant's common stock, the Registrant made an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares were sold in the primary offering at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated the primary portion of its initial public offering on September 2, 2011. On March 1, 2013, the Registrant's board of directors established an estimated per share value of the Registrant's common stock of $10.03 pursuant to the Registrant's Second Amended and Restated Policy for Estimation of Common Stock Value. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

         There were approximately 165.8 million shares of common stock held by non-affiliates as of June 29, 2012, the last business day of the Registrant's most recently completed second fiscal quarter.

         As of February 1, 2013, the Registrant had 168,102,799 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
FORM 10-K
Year Ended December 31, 2012

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

  •
  future changes in market factors that could affect the ultimate performance of our development projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

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

 Cautionary Note

        The agreements filed as exhibits to this Annual Report on Form 10-K have been included to provide stockholders and security holders with information regarding their terms. They are not intended to provide via their terms any other factual information about us. The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs. Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

 PART I

Item 1.    Business

Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2012, we believe we are in compliance with all applicable REIT requirements.

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

        We invest in, develop and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older. We may also invest in other types of multifamily communities, such as student housing. Our targeted communities include existing "core" properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties. Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007.

        We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as "Co-Investment Ventures." These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans. If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such separate entity as a "Property Entity."

        We have investments in 51 multifamily communities as of December 31, 2012. We wholly own nine multifamily communities and three debt investments for a total of 12 wholly owned investments and have an ownership interest in 39 multifamily communities through 38 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment. Of the 51 multifamily communities, 36 are stabilized operating properties, one is in lease up, and 14 are in various stages of development.

        Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") and Milky Way Partners, L.P. (the "MW Co-Investment Partner"). We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as "BHMP CO-JVs" and those with the MW Co-Investment Partner as "MW CO-JVs." We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities. As of December 31, 2012 and 2011, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs. If specifically referred to by its context, we will reference the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

Offerings of our Common Stock

        In December 2007, we completed a private offering (the "Private Offering"), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

        On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the "Initial Public Offering"), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan ("DRIP"). As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP. The DRIP offering price was $9.50 per share until July 6, 2012, when the price was reduced to $9.45 per share in connection with a special distribution of proceeds from a property sale. Effective March 1, 2013, the DRIP offering price is $9.53 per share, in connection with a new estimated value per share. (See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Item 9B, "Other Information" of this Annual Report on Form 10-K.) As of December 31, 2012, we have sold approximately 12.8 million shares under our DRIP for gross proceeds of approximately $121.1 million. There are approximately 87.2 million shares remaining to be sold under the DRIP.

        We currently expect to offer shares under the DRIP for the next five years, which would be the sixth anniversary of the termination of our Initial Public Offering, although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement.

        Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next three to five years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.

2012 Highlights

        Key transactions and highlights for 2012 included:

  •
  Our investment activity in 2012:

  •
  We expanded the number of our developments by acquiring land and commencing construction in eight developments, estimated to include 2,147 multifamily units, located in California, Colorado, Florida, Massachusetts, and Texas;

  •
  We acquired two stabilized multifamily communities, a wholly owned multifamily community with 240 units in Pembroke, Massachusetts for an aggregate gross purchase price of

      $42.3 million, excluding closing costs, and through a BHMP CO-JV, a 149 unit multifamily community in Dallas, Texas in consideration of canceling our $5.9 million notes receivable to the Property Entity and repaying its $26.2 million construction loan;

    •
    We restructured our investment in a Property Entity, a 430 unit multifamily community in Henderson, Nevada, by converting the existing BHMP CO-JV loan investment of $20.2 million into an additional equity interest;

  •
  We sold the Mariposa Lofts Apartments multifamily community in Atlanta, Georgia ("Mariposa") for a sales price of $40.0 million, before closing costs, resulting in a gain of approximately $13.3 million;

  •
  We paid total distributions of $82.0 million, including $10.0 million as a special cash distribution related to the 2012 sale of Mariposa, a blended, annual rate of 4.9% (based on a purchase price of $10 per share). In the second quarter of 2012 our annualized distribution rate was decreased from 6% to an annualized distribution rate of 3.5% (based on a purchase price of $10 per share);

  •
  The combined, stabilized, comparable rental revenues for multifamily communities, including our consolidated multifamily communities and unconsolidated joint ventures in which we have an equity interest, increased from $109.1 million in 2011 to $118.8 million in 2012;

  •
  We obtained financings, both new and refinancing, for $233.8 million at a weighted average fixed rate of 2.9%; and

  •
  Our net loss for 2012 of $30.2 million was a decrease from net income of $94.5 million in 2011, where our 2011 results included gains from sales of multifamily communities of $127.7 million. Funds from operations ("FFO") decreased from $149.0 million in 2011 to $38.3 million. Modified funds from operations ("MFFO") increased to $41.0 million from $34.2 million in 2011 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for a discussion regarding FFO and MFFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles ("GAAP")).

Investment Objectives

        Our overall investment objectives, in their relative order of importance are:

  •
  to preserve and protect investors' capital investments;

  •
  to realize growth in the value of our investments within four to six years of the termination of the Initial Public Offering;

  •
  to generate distributable cash to our stockholders; and

  •
  to enable investors to realize a return on their investment by beginning the process of liquidation and distribution of cash or listing our shares on a national securities exchange within four to six years of termination of the Initial Public Offering.

Investment Policies

        Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing multifamily communities that will produce rental income and will appreciate in value within our targeted life. Our targeted communities include existing "core" properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties. Some of these multifamily communities may contain retail space, which are positioned as an amenity to the multifamily community and not a separate line of business. We believe multifamily communities that are highly amenitized and with higher rents per unit are attractive acquisitions for institutional investors and accordingly have the potential for higher total returns, and therefore, are a favorable market sector for us. As of December 31, 2012, all of our investments have been made in multifamily communities located in top 50 Metropolitan Statistical Areas located in the United States ("MSA"). Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States. However, as discussed below, based on changing market factors, we may invest in other geographic areas and in other types of multifamily communities, including student housing and lesser amenitized communities.

        Further, we may invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans (including those issued by programs sponsored by Behringer Harvard Holdings), or in entities that make investments similar to the foregoing. Some of these investments may contain options for us to acquire partial or controlling interests in operating or development stage multifamily communities.

        A part of our investment strategy is also to acquire and hold high quality multifamily investments through Co-Investment Ventures. We believe this strategy has allowed us to increase the number of our investments and may continue to do so in the future, thereby providing greater portfolio diversification, participation in larger real estate investments, and greater access to high quality investment opportunities. To accomplish this strategy, we may continue to enter into Co-Investment Ventures that invest in equity interests, mortgage, mezzanine or other loans, or other Co-Investment Ventures to acquire, develop or improve properties with third parties or certain affiliates of our Advisor, including real estate limited partnerships and REITs sponsored by affiliates of our Advisor. Accordingly, each of the strategies and policies discussed in this section may be executed directly by us or through Co-Investment Ventures. As of December 31, 2012, 38 of our equity and debt investments have been made through Co-Investment Ventures. We expect that the partners in these Co-Investment Ventures will primarily be large domestic or international institutional entities, but may also include local or regional real estate investors.

        Since the onset of the U.S. recession in 2008, investments in multifamily communities have benefited from changing demographic, supply and finance trends. These demographic trends include the echo-boomer generation coming of age and entering the rental market, declining or deferred homeownership, continued growth in non-traditional households, and increased immigration. These trends have been particularly positive for multifamily investments rather than single family housing due to higher credit standards for home buyers, falling prices for homes and limited new single family housing supply. Further, these factors have been an even greater burden for the 21 to 35 age group, and accordingly, the age for first time home buyers has been pushed back. Consequently, overall single family home ownership has fallen from a peak of 69.1% in 2005 to 65.4% in 2012. At the same time, the supply of new multifamily communities coming into the market was significantly lower than historical averages, due in part to less availability of development financing. The combination of these factors has led to increased rental rates, occupancy and valuations for many multifamily communities.

        Even though there are indications that some of these trends are changing, particularly an increase in new supply activity from new permitting and construction of multifamily developments, we believe the period required to develop, permit and construct new multifamily communities would still work in our favor for the next two to four years. Demand for multifamily communities may also be affected as the affordability of single family homes compared to multifamily rents changes over time. However, in the near term, we believe these trends will also remain favorable for multifamily demand as we believe the key demographic population will continue to grow at a faster rate than the transition to single family housing, particularly as we believe there is still a lengthy period before housing financing options become less restrictive. However, while still positive, we do expect that growth in multifamily rents and occupancy could be less in certain markets than in the last two to three years.

        Accordingly, our multifamily community acquisition and development strategy will be to focus on those markets where we believe there are favorable long-term demand and supply factors for multifamily investments. We intend to concentrate on high quality multifamily communities located in the top 50 MSAs, as we believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major U.S. MSAs will continue to provide adequate demand for properly positioned multifamily communities; such conditions include a broader economic base for more predictable job and salary growth, increased infrastructure, particularly transportation, lifestyle trends, as well as better rental affordability compared to single-family home pricing. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy will focus on acquiring communities and other real estate assets that provide us with broad geographic diversity.

        While the recent investing trends have positively benefited our multifamily valuations and operations, these factors have also led to increased competition for stabilized multifamily investments, particularly in the markets and with the quality characteristics that we target. This competition has led to increased pricing for acquisitions, which has and may continue to make acquisitions more difficult to complete and reduce the returns on acquisitions we do complete. Accordingly, we currently expect to have a lesser emphasis on acquisitions than we have in the last couple of years. When we pursue acquisitions, we may alter our acquisition strategy to include more off-market transactions, which may take longer to identify and close, or expand our strategy to include other markets or multifamily characteristics, as compared to our prior investment activity.

        In this acquisition environment, we currently expect that development in certain markets may produce higher total returns than acquisitions of stabilized multifamily communities. We will seek developments with characteristics similar to stabilized multifamily investments, but at lower costs per unit, and potentially higher returns on costs. Developments also provide an advantage due to updated amenities resulting in higher resident appeal and in fewer capital expenditures as compared to older multifamily communities. We will generally structure developments in Co-Investment Ventures, where we are the controlling partner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition.

        We also have and may continue to make loans, primarily during the development phase of multifamily community projects. Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects while, in some cases, providing the opportunity, at our discretion, to invest in the long-term equity of the projects. In these situations we may have the option of converting our loan investment into an equity position or an increased equity position, where we would participate in operating earnings and would attempt to realize value appreciation upon the sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher quality portfolio over the longer term.

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

	December 31, 2012		December 31, 2011
	Number of Co-Investment Ventures	Effective Ownership	Number of Co-Investment Ventures	Effective Ownership
BHMP CO-JVs
With no other Co-Investment Partners	9	55% to 74%	8	55%
With no other Co-Investment Partner, unconsolidated	1	55%	—	—
With Property Entities	5	51% to 55%	5	33% to 55%
With Property Entity, unconsolidated	—	—	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	8	80% to 100%(a)	1	90%

	38		30

(a)
For three of our other Co-Investment Ventures, all of the developer's initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in the Co-Investment Venture as of December 31, 2012.

  Structure of Co-Investment Ventures

        Generally, each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner owns a subsidiary entity, a REIT, through which substantially all of the joint venture's business is conducted. Each subsidiary REIT also issues approximately $60,000 of non-voting preferred stock to unaffiliated holders as part of its qualification as a REIT for U.S. tax purposes. Accordingly, the BHMP CO-JVs and the MW CO-JVs own 100% of the voting equity interests and in excess of 99% of the economic interests in the underlying multifamily investment. Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which may require us to acquire the Co-Investment Partner's ownership interest or sell our ownership interest in a BHMP CO-JV or MW CO-JV. We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

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

        Through November 30, 2011, we had investments in 23 unconsolidated BHMP CO-JVs. In December 2011, we and the BHMP Co-Investment Partner sold partial joint venture interests to the MW Co-Investment Partner, the operating agreements for all of the BHMP CO-JVs were modified whereby we obtained a controlling financial interest in each of the Co-Investment Ventures, and we consolidated all the 23 BHMP CO-JVs and MW CO-JVs effective December 1, 2011. See "Sale of Joint Venture Interests During 2011" below for additional discussion.

        Distributions of net cash flow from the BHMP CO-JVs and MW CO-JVs are distributed to the members no less than quarterly in accordance with the members' ownership interests. BHMP CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

        Certain BHMP CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party equity owners. These Property Entities own multifamily operating communities or development communities. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the BHMP CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken. These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The BHMP CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 80% to 95%, but in some instances, can be 100% of the equity capital. The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities.

        Apart from investments with BHMP CO-JVs and MW CO-JVs, we have eight other Co-Investment Ventures with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners, who are typically providing development and general contractor services through affiliated entities, are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy. These other owners have a back end interest, generally only attributable to distributions related to a property sale. They also have put options, generally one year after completion of the development, pursuant to which we would be required to acquire their ownership interest at a set price. These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development. We expect to generally provide the greater proportion of the equity capital, and for the eight current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

  Co-Investment Venture Partners

        The BHMP Co-Investment Partner is a partnership between our sponsor, Behringer Harvard Holdings, and Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). PGGM is the 99% limited partner of the BHMP Co-Investment Partner and Behringer Harvard Holdings is indirectly the 1% general partner of the BHMP Co-Investment Partner. According to the website of the sponsor of PGGM, as of October 2012, the sponsor of PGGM currently manages approximately 128 billion euro (approximately $169 billion, based on exchange rates as of December 31, 2012) in pension assets for over 2.5 million people. We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner. PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor. As of December 31, 2012, approximately $1.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased. The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

        The MW Co-Investment Partner is a partnership between Heitman LLC, ("Heitman") and Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) ("NPS"). NPS is the 99.9% limited partner and Heitman is the 0.1% general partner of the MW Co-Investment Partner, respectively. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59. NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea. According to the NPS website, as of April 2012, the NPS fund estimated its total value at 333 trillion won (approximately $313 billion, based on exchange rates as of December 31, 2012), and counted over 3.15 million people in its beneficiary base. The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor. As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011. As of December 31, 2012, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

        For our Co-Investment Ventures with developers and the five Property Entities, the other equity owners are national or regional domestic developers.

        As of December 31, 2012, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

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

        Simultaneously with the closing on the sale of the above joint venture interests, the BHMP Co-Investment Partner also closed on a sale of all of its joint venture interests in 12 BHMP CO-JVs to the MW Co-Investment Partner. These joint venture interests ranged from 5% to 45% in the following multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartments and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The BHMP Co-Investment Partner remains a Co-Investment Partner in 13 BHMP CO-JVs.

        As a result of the transactions described above, the MW Co-Investment Partner became our co-investment partner in each of the communities noted above and replaced the BHMP Co-Investment

Partner in the applicable Co-Investment Ventures, which are now MW CO-JVs. Our interest in each of these MW CO-JVs is 55%, with the MW Co-Investment Partner owning the other 45% interest.

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

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. However, under our charter, our consolidated borrowings may not exceed 300% of our adjusted consolidated net assets unless approved by a majority of our independent directors. For these purposes and consistent with our charter, we define adjusted consolidated net assets as our consolidated net equity less certain intangibles plus accumulated property and finance related depreciation and amortization. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to unconsolidated investments of individual real estate assets. As a result, we may borrow more than 75% of the value of any particular asset to the extent our board of directors determines that borrowing such amount is prudent. Our policy limitation will also apply only after we have ceased raising capital under the Initial Public Offering or any subsequent offering and invested substantially all of our capital. This limitation does not currently apply because we have not invested substantially all of our capital from our Initial Public Offering.

        As of December 31, 2012, we have $989.6 million in consolidated borrowings, which represents 45% of our adjusted consolidated net assets and 43% of the carrying value of our real estate assets. Accordingly, as of December 31, 2012, our charter limitation has not constrained our ability to incur debt. Our board of directors must review our aggregate borrowings at least quarterly. In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. Following the investment of substantially all of the remaining proceeds of our Initial Public Offering and the completion of the financing of our assets, we will seek a long-term leverage ratio of approximately 50% to 60% of the aggregate value of our assets.

        As of December 31, 2012, we have not placed any construction financing on any of our current multifamily developments. In certain circumstances, generally smaller, garden to mid rise developments, we may finance these developments solely from our remaining proceeds from our Initial Public Offering. For other developments, we may use the availability under our existing credit facility to fully or partially finance the developments. For larger, high rise developments, we intend to seek construction financing, generally at 50% to 60% of cost. The base terms of these construction borrowings will extend through the projected stabilization of the development, which may include one or two 12 month extension options. We may also obtain longer term financing construction that would extend past the stabilization period, with terms of seven to 10 years when we can lock in favorable financing at current rates.

        As with our investment policies, the current state of the capital markets may require us to take a very flexible policy to borrowings in the short term in order to achieve our long-term objectives. Generally, a higher spread between capitalization rates and financing rates will accommodate higher leverage and lower spreads will necessitate lower leverage. Accordingly, notwithstanding the above policies, depending on these and other market conditions and the current life cycle of an acquired property, we may have higher or lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to have relatively less financing in our Co-Investment Ventures. On an on-going basis we will also continue to evaluate both the individual and portfolio leverage and maturity terms, where our portfolio weighted average may differ from individual investments. In certain market conditions and for certain investments, we may elect to extend maturities or increase leverage for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer investments. Depending on the market capitalization rates and interest rates, this may result in lower net returns on our investments.

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

Distribution Policy

        Distributions are authorized at the discretion of our board of directors based on its analysis of our prior performance, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT. Distributions may also be paid in anticipation of cash flow that we expect to receive during a later period as we invest the remaining proceeds from our Initial Public Offering or as our developments lease up and generate cash flow. In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Our board of directors currently declares daily distributions on a quarterly basis, which are paid on a monthly basis. Distributions are based on daily record dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

        Given the amount of our remaining proceeds from our Initial Public Offering and the competition for investments in multifamily communities, there may be an extended period to invest these proceeds and to receive the income from such investments. Further, to the extent we invest in developments, the period to receive income includes planning, permitting, construction and lease up and could extend for one to two years. During these periods, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target and the uncertainty over future market conditions when our developments are leased up. As acquisition, development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

        Accordingly, we cannot assure as to when we will consistently generate sufficient cash flow solely from our share of operating activities to fully fund distributions. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all.

        During periods when our share of operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund regular and/or special distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow. In addition, from time to time, our Advisor has agreed to waive or defer all or certain fees, expenses or incentives due to it, which has made more cash available for distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

        Since we began operations, our board of directors has declared daily distributions and a special distribution as summarized below:

	Regular Distributions			Special Distributions Amount per Share
Period	Approximate Amount per Share (Rounded)	Annualized Distribution Rate
April 1, 2012 - March 31, 2013	$0.000958904	3.5%	(1)	$0.06	(2)
September 1, 2010 - March 31, 2012	$0.001643800	6.0%	(1)	$—
March 1, 2009 - August 31, 2010	$0.001917800	7.0%	(1)	$—
October 1, 2008 - February 28, 2009	$0.001780800	6.5%	(1)	$—
December 1, 2007 - September 30, 2008	$0.001013699	4.0%	(3)	$—
July 1, 2007 - November 30, 2007	$0.000986301	4.0%	(4)	$—

(1)
Assuming a share price of $10.00 per share.

(2)
In March 2012, our board of directors authorized a special cash distribution related to the sale of the Mariposa multifamily community in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The total special cash distribution of approximately $10.0 million was paid on July 11, 2012.

(3)
Assuming a share price of $9.25 per share.

(4)
Assuming a share price of $9.00 per share.

Competition

        We are subject to significant competition in seeking real estate investments, capital, particularly debt capital, and residents. We compete with many third parties engaged in real estate investment activities including other REITs, regional and national developers, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate development, lending and investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our Advisor. They also may enjoy significant competitive advantages related to, among other things, cost of capital, governmental regulation, access to real estate investments and resident services.

Regulations

        Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, construction and occupancy permits, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

        As an owner and developer of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

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

Available Information

        We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to Our Business and Operations

The concentration of our investments in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

        Our investments are concentrated in the multifamily sector. As a result, we are subject to risks inherent in investments in multifamily properties and real estate-related assets. The potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the multifamily sector could be more pronounced than if we had more fully diversified our investments.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager, the selection of multifamily community residents and the negotiation of leases. We currently have substantial uninvested proceeds raised from our Initial Public Offering, which we are seeking to invest on attractive terms. The current market for properties and real estate-related assets that meet our investment objectives is highly competitive as is the leasing market for multifamily properties. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor and the performance of the property manager. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms.

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

We may have to make decisions on whether to invest in certain properties or real estate-related assets prior to receipt of detailed information on the investment.

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

We have experienced losses in the past and may experience similar losses in the future.

        For the years ended December 31, 2012 and 2010, we had net losses of $30.2 million and $34.6 million, respectively. Our losses can be attributed, in part, to depreciation and amortization of operating properties and related intangibles. For the year ended December 31, 2011, we reported net income of $94.5 million, due in part to non-recurring gains related to revaluation of equity on business combinations. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

        From time to time, our sponsor, our Advisor or its affiliates have agreed, and may agree in the future, (1) to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, (2) to pay general administrative expenses or (3) to otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Distributions may be paid from capital and there can be no assurance that we will be able to maintain distributions at any particular level, or at all.

        There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such the performance of our existing assets, our ability to acquire additional properties and real estate-related assets with the remaining proceeds from our Initial Public Offering, the income from those investments, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will be maintained or increase over time. Nor can we give any assurance that: (1) rents from the properties will increase; (2) the securities we buy will increase in value or provide constant or increased distributions over time; (3) the loans we make will be repaid or paid on time; (4) loans will generate the interest payments that we expect; or (5) future acquisitions of properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

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

  •
  There may be a delay between the sale of the common stock and our investment of the proceeds. For example, we currently have substantial uninvested proceeds raised from our Initial Public Offering, which we are seeking to invest on attractive terms. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

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

        Our organizational documents permit us to fund distributions from any source, such as from the proceeds of our Initial Public Offering, our distribution reinvestment plan or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities. The regular distributions paid to common stockholders in the twelve months ended December 31, 2012, 2011 and 2010 were approximately $32.3 million, $35.6 million, and $25.1 million respectively. For the twelve months ended December 31, 2012, 2011 and 2010, cash flows from operating activities net of distributions paid to noncontrolling interests related to operating activities were approximately $42.9 million, $29.9 million, and $-0-, respectively. Accordingly, for the twelve months ended December 31, 2011 and 2010, total distributions exceeded cash flow from operating activities for the same period, which difference was funded from proceeds from our offerings.

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from our share of the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Initial Public Offering are invested and generating operating cash flow, we have and may continue to make some of our distributions from the proceeds of the Initial Public Offering, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets or a portion thereof and borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, in communities that are in lease up or have not yet reached stabilization, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of the Initial Public Offering or our distribution reinvestment plan, cash advanced to us by our Advisor, cash resulting from a deferral of or waiver of fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and reduce current returns and capital appreciation. Further, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

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

        In some cases, in order to obtain financing on a development project, we may be asked to provide recourse, completion or payment guarantees to the lender. This would increase our risk of loss in the event of a developer failing to perform its obligations to us.

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

        Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel of us, our Advisor and its affiliates, including Robert S. Aisner, Robert J. Chapman, Mark T. Alfieri, Howard S. Garfield, M. Jason Mattox, Daniel J. Rosenberg, Andrew J. Bruce, Robert T. Poynter, Ross P. Odland, James A. Fadley and Margaret M. Daly, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel of us, our Advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us. Further, we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

        Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. As of December 31, 2012, certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

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

        We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. As of December 31, 2012, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. However, there is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, although the European debt crisis has moderated, there is some risk that higher-risk European countries could face pressure over proposed austerity measures or levels of sovereign borrowings. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.

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

  •
  credit spreads for major sources of capital could widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

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

  •
  a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt; and

  •
  the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

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

        Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Currently, the U.S. government is discussing potential restructurings of Fannie Mae and Freddie Mac including possible privatizations. As a possible first step to these actions, in August 2012, the U.S. government imposed minimum distribution requirements for Fannie Mae and Freddie Mac, generally equal to their reported net income.

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. As of December 31, 2012, we and our Co-Investment Ventures secured approximately 69% of our financing through Fannie Mae and Freddie Mac. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. In February 2011, the Obama administration released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

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

Breaches of ours or our Advisor's data security could materially harm our business and reputation

        We, our Advisor and its affiliates collect and retain certain personal information provided by our investors, tenants and employees. While we, our Advisor and its affiliates have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve their security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of these data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation that could materially and adversely affect our business and financial performance.

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

Risks Related to our Common Stock

There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares. If you sell your shares outside of our share redemption program, you may have to sell them at a substantial discount from our estimated value per share.

        There is no public market for our shares of common stock. In addition, if you sell your shares outside of our share redemption program, you may have to sell them at a substantial discount from our estimated value per share. The minimum purchase requirements and suitability standards imposed on prospective investors in our completed Initial Public Offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares outside of our share redemption program, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares. With respect to our share redemption program, it was recently suspended effective with redemptions being sought in the second quarter of 2012 and has been reinstated effective with redemptions being sought in the second quarter of 2013. Our share redemption program has volume limitations and our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it may be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated value per share. It is also likely that your shares would not be accepted as the primary collateral for a loan.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

        We adopted a Second Amended and Restated Policy for Estimation of Common Stock Value, effective March 19, 2012. Effective on March 1, 2013, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $10.03 per share. For information regarding our estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K. As with any valuation methodology, the methodologies used to determine the estimated value per share is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated value per share is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated value per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated value per share on a national securities exchange; (iv) a third party would offer the estimated value per share in an arm's-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the value per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to the ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

        The estimated value of our shares was calculated as of specific date. The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization, rental, growth, and financing interest rates, returns on competing investments, changes in administrative costs, changes in the amount of common shares outstanding and the proceeds obtained for any common stock transactions and local and national economic expectations. Further, as we are still investing proceeds from our Initial Public Offering and completing the execution of our developments, the composition of our portfolio and the related multifamily fundamentals could change over time. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then current value of our shares of common stock in making an investment decision, including whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in the DRIP.

You may not be able to sell your shares to us under the share redemption program.

        Our board of directors may amend, suspend or terminate our share redemption program at any time. It was recently suspended effective with redemptions being sought in the second quarter of 2012 and has been modified and reinstated effective with redemptions being sought in the second quarter of 2013. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time). As a result of this limit, the recent suspension of the program, the modifications to the program and the new estimated share value, there is significant uncertainty as to the number of redemption requests that we will receive and whether we have sufficient capacity to accept all submissions under our funding limit. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will generally be redeemed on a pro rata basis during the relevant period. With respect to any pro rata treatment, redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility will be considered first, as a group, with any remaining available funds allocated pro rata among requests for ordinary redemptions. Generally, no outstanding requests for ordinary redemptions will be satisfied until all outstanding requests for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility are satisfied in full. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.

        In addition, while we have sufficient cash reserves as of December 31, 2012, in future periods we may not have sufficient funds to redeem shares. Historically, certain other Behringer Harvard sponsored real estate programs have limited redemptions in order to conserve capital.

If you are able to resell your shares to us pursuant to our share redemption program, you may receive less than the current estimated share value pursuant to our valuation policy.

        Except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the "Special Distributions"). For redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions. Accordingly, you may receive less than the current estimated share value pursuant to our valuation policy by selling your shares back to us.

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

        A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

        After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

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

        These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by our board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

        Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The Control Share Acquisition Act does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

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

        There may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. In particular, Behringer Harvard Opportunity REIT II (which terminated a follow-on public offering in 2012) has raised significant offering proceeds for investment in a broad range of property types, including multifamily communities, and Adaptive Real Estate Income Trust (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which has not yet commenced its offering) is seeking to raise significant offering proceeds for a broad spectrum of potential investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

Behringer Harvard Multifamily Advisors I and its affiliates, including all of our executive officers, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our Advisor, Behringer Harvard Multifamily Advisors I and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. All of our executive officers are employed by affiliates of our Advisor and have an economic incentive in the profitability of the Advisor and its affiliates through long-term incentive plan compensation that is based on certain economic performance metrics for the Advisor and its affiliates. These fees could influence our Advisor's advice to us as well as the judgment of affiliates of our Advisor performing services for us, including all of our officers. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

  •
  whether and on what terms we seek to internalize our management functions, which internalization could result in our retaining some of our Advisor's key officers and employees for compensation that is greater than that which they currently earn, could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor, and could generate an economic benefit for our executive officers through long-term incentive plan compensation that is based on certain economic performance metrics for the Advisor and its affiliates;

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

        Because Robert M. Behringer and his affiliates indirectly control our sponsor, Advisor and other Behringer Harvard sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs, including (1) other public programs such as Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II (which terminated a follow-on offering in 2012), Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, (2) Adaptive Real Estate Income Trust (a recently organized program that has filed with the SEC a registration statement relating to a planned initial public offering, but which has not yet commenced its offering), and (3) numerous private programs. These persons may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

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

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

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

General Risks Related to Investments in Real Estate

In 2010, capitalization rates in major U.S. markets for multifamily communities began to decline, reversing a trend since the start of the recession. If capitalization rates remain compressed or decrease further, it may be more challenging for us to find attractive stabilized, income-producing investment opportunities. On the other hand, economic, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.

        In connection with the recent credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for stabilized multifamily communities began decreasing in 2009 and have continued to decrease through 2012, particularly in the markets that we target. If capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or even increase. However, in such an environment it may be more difficult for us to find attractive stabilized, income-producing investment opportunities. This challenge may be exacerbated if the cost of debt financing increases where our ability to leverage returns through the use of debt financing could be negatively affected.

        Despite these current trends, there could also be economic and real estate factors which could lead to a renewed increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of those assets upon sale. If we were required to sell investments into such market, we could experience a substantial decrease in the value of our investments and those of our unconsolidated joint ventures. Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.

Increases in unemployment caused by a recessionary economy or U.S. political gridlock could adversely affect multifamily property occupancy and rental rates with high quality multifamily communities suffering even more severely.

        Although unemployment has generally improved during 2012 and the resolution of the tax portion of the fiscal cliff debate provided some fiscal certainty, there are risks to the U.S. economy related to the European debt crisis and continuing political debates over the U.S. debt limits and government spending levels which could reverse those trends. Stagnant or rising levels of unemployment in our multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

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

  •
  increased collection losses.

        These factors have contributed to lower rental rates. If employment levels worsen or do not continue to improve, our results of operations, financial condition and ability to make distributions to you may be adversely affected.

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

        Substantially all of our multifamily community leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Our investments are dependent on residents for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

        The success of our real property investments is materially dependent on the financial stability of our residents. Lease payment defaults by residents could cause us to reduce the amount of distributions to stockholders. A default by a significant number of residents on his or her lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a substantial number of leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of our residents leasing the related real estate.

We may be unable to renew leases or relet units as leases expire.

        When our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities implement rent control legislation which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

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

        As of December 31, 2012, 39 of our 51 multifamily investments have been made through co-investments with our Co-Investment Partners. In the future, we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

        Any of the above might reduce our returns on a joint venture investment. With respect to our 39 investments through joint ventures with Co-Investment Venture partners, each investment is subject to buy/sell rights in the event of a dispute over a major decision, such as whether to dispose of the underlying property.

If we have insufficient capital resources to exercise an option to purchase, or comply with a put right that requires us to purchase, an interest of one of our joint venture partners, our results from operations may be adversely affected.

        We have, and may have in the future, interests under joint venture agreements that are subject to buy/sell rights. If we are not able to maintain sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase, or satisfy an obligation to purchase, an interest of a co-venture partner, we may be forced to forego an investment opportunity, sell our interest when we would otherwise prefer not to sell the interest, and potentially be liable for a breach of an obligation under a joint venture agreement. Any of the foregoing events could have an adverse effect on our results of operations.

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

        We may use some or all of the offering proceeds available to us to develop or redevelop multifamily communities and construct improvements. Expansion, development and redevelopment projects entail the following considerable risks which can result in increased costs of a project or loss of our investment:

  •
  We may delay or abandon development and redevelopment opportunities that we have already begun to explore for a number of reasons, including changes in local market rental rates or other operating conditions, unsatisfactory performance by our developer partners or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring these opportunities;

  •
  We project construction costs based on market conditions at the time we prepare our budgets, and our projections include future costs that we anticipate but cannot predict with certainty. The construction costs of a development or redevelopment property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, possibly making the associated investment unprofitable. We cannot assure you that market rents in effect at the time new development or redevelopment communities complete lease up will be sufficient to fully offset the effects of any increased construction or reconstruction costs. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results;

  •
  Occupancy rates and rents at a new development or redevelopment community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

  •
  We may incur liabilities from third parties during the development or redevelopment process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as with respect to commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements);

  •
  There may be a significant time lag between commencement and completion of the development or redevelopment project. Such a time lag subjects us to greater risks due to fluctuations in the general economy. Failure to complete construction and leasing of a property on schedule may result in increased debt service expenses and construction or renovation costs. Delays in completion of a multifamily community could also give residents the right to terminate preconstruction leases for a newly developed project;

  •
  Significant changes in economic conditions could adversely affect prospective tenants and our ability to lease newly developed and redeveloped properties;

  •
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

  •
  We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction;

  •
  We will be subject to normal lease up risks relating to newly constructed projects; and,

  •
  We must also rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.

        If capital expenditures for ongoing or planned development or redevelopment projects exceed expectations or if such additional capital expenditures are to be reimbursed by the general contractor or the developer partner and are not, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. Such additional costs could cause us to be in default under construction financing agreements, which may require us to pay off all or a portion of the financing. In any of these situations, we might not have access to funds on a timely basis to pay the unexpected expenditures or obligations.

        Further, the Company may guarantee all or a portion of the construction financing, including the obligation to pay interest on the financing until the development project is completed, leased up and permanent financing is obtained or the construction loan is otherwise paid. Unexpected delays in the completion of development or redevelopment projects, unexpected cost increases or budget overruns could also have a significant adverse impact on business operations and cash flow.

Any plans that we may have to reposition certain commercial properties through demolition, conversion and redevelopment into new multifamily communities may never commence after we make an investment in the property, be delayed or never reach completion, which could diminish the return on your investment.

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

        Any multifamily communities we invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area where there have been significant foreclosures, unsold homes or condominium units or where investors are actively renting homes or condominium units. These investors may be well capitalized with sophisticated marketing plans to target renters, particularly multifamily residents. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

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

If we set aside insufficient capital reserves for repairs or capital expenditure, we may be required to defer necessary capital improvements.

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

We are subject to risks from natural disasters such as earthquakes and severe weather.

        Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area or Southern California) or destructive weather event (such as a hurricane, especially in Florida or the Washington D.C. Area) affecting a region may have a significant negative effect on our financial condition and results of operations. As of September 30, 2012, we owned or had an ownership interest in properties that are located in the San Francisco Bay Area, Southern California, Florida and the Washington D.C. Area. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

        We are also exposed to risks associated with inclement winter weather, particularly in the New England, Mid-Atlantic, Mid-West and Mountain states in which many of our properties are located, including increased costs for the removal of snow and ice as well as from delays in construction. Inclement weather also could increase the need for maintenance and repair of our properties.

Climate change may adversely affect our business.

        To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

        In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

        All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Many environmental laws restrict the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. These laws and regulations generally govern wetlands protection, storm water runoff, wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Such environmental laws often provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Noncompliance with such laws and regulations may therefore subject us to fines and penalties. We can provide no assurance that we will not incur any material liabilities as a result of noncompliance with these laws and regulations. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

        Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

High costs associated with the investigation or remediation of previously undetected environmentally hazardous conditions may adversely affect our operating results.

  We are subject to various federal, state and local environmental and public health laws, regulations and ordinances.

        Under various federal, state and local environmental and public health laws, ordinances and regulations (including those of foreign jurisdictions), we may be required to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases natural substances such as methane and radon gas). We may also be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of investigation, removal or remediation could be substantial and may exceed any insurance coverage that we have for such events. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

  We may face risks relating to asbestos.

        Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or "ACMs", when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for the release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs are not suspected to be present in the portfolio buildings based on their age (2003 and later construction); however, because ACMs have not been completely banned in the U.S., it is possible that some ACMs are present. Building materials are maintained in good condition, reducing the risk associated with ACMs. Additionally, we comply with applicable regulations relating to conducting asbestos surveys prior to renovations or demolition. As a result, ACMs do not present a material risk factor for the portfolio.

  We may face risks relating to chemical vapors and subsurface contamination.

        We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation, property damage or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors or volatile organic compounds from soils or groundwater underlying or in the vicinity of those buildings or in nearby properties. In addition, some of our retail tenants, such as dry cleaners, may operate businesses which may emit chemical vapors or otherwise use chemicals subject to environmental regulation. We can provide no assurance that we will not incur any material liabilities as a result of vapor intrusion at our properties.

  We may face risks relating to mold growth.

        Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may produce airborne toxins or irritants and exposure to such mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and include a lease requirement that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from our properties when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we can provide no assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected property and could be exposed to other liabilities that may exceed any applicable insurance coverage, thereby reducing our operating results.

  Our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient.

        Operating properties or land being considered for potential acquisition by us are subjected to at least a Phase I or similar environmental assessment prior to closing, which generally does not involve invasive techniques such as soil or ground water sampling. A Phase II assessment is conducted if recommended in the Phase I report. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. However, such environmental assessments may not identify all potential environmental liabilities. Moreover, we may in the future discover adverse environmental conditions at our properties, including at properties we acquire in the future, which may have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination, or if remediation costs exceed estimates. We can provide no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.

  Our liability insurance may be insufficient to cover liabilities.

        We maintain a liability insurance policy to cover claims arising from certain pollution conditions and cleanup costs (including limited mold coverage). Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. Liabilities resulting from moisture infiltration and the presence of or exposure to mold may have a future material impact on our financial results.

        The cost of defending against claims of liability such as those described above, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

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

        We and the entities in which we invest have utilized debt financing secured by real property investments to finance acquisitions. We anticipate that we will acquire additional properties and other real estate-related assets by using existing financing, if available, or borrowing new funds. In order to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax, we may also borrow additional funds for payment of distributions to stockholders.

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

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have invested substantially all of our capital raised in our Initial Public Offering. As a result, we expect to borrow more than 75% of the value of any particular asset to the extent our board of directors determines that borrowing such amount is prudent. Such debt may be at higher leverage than REITs with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. Following the investment of the remaining proceeds raised in our Initial Public Offering, we will seek a long-term leverage ratio of approximately 50% to 60% upon stabilization of our portfolio.

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

We may obtain and/or guaranty construction loans to finance multifamily developments.

        We and our joint venture partners, including the developers, may obtain construction loans to finance the construction of multifamily developments. The construction loan lender may require that the developer of the project provide a guaranty that the project will be completed. The construction loan lender may also require that we provide a similar completion guaranty or a full recourse payment guaranty. If the developer fails to complete the project, if the project is delayed or if the completed project fails to generate the expected cash flow, we may be liable under a loan guaranty. If we choose not to complete an unfinished project, it may be liquidated based on the "as-is" value as opposed to a valuation based on the ability to complete the project. The occurrence of such events may have a negative impact on our results of operations and our ability to pay distributions.

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

        Commercial real estate debt markets have experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies and global financial issues arising from the European debt crisis and recessionary implications. Should these conditions increase our overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

Risks Related to Investments in Real Estate-Related Assets

We may invest in real estate-related assets or hold a noncontrolling interest in an asset, which will be subject to the risks typically associated with real estate.

        We have invested and may continue to invest in real estate-related loans and other real estate-related assets. In addition, we may hold a noncontrolling interest in a real estate asset, such as a minority interest or preferred equity. Each of these investments will be subject to the risks typically associated with the ownership of real estate.

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

        As part of our joint ventures, such as our joint ventures with our BHMP Co-Investment Partner , MW Co-Investment Partner or future joint ventures with any other Behringer Harvard sponsored investment program, we have and we may in the future form subsidiary REITs that will acquire and hold assets, such as a co-investment project owned through a joint venture with our BHMP Co-Investment Partner. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Internal Revenue Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures with the BHMP Co-Investment Partner or other joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available. If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders, and there would be a negative impact on our operations and our stockholders' investment in us.

A subsidiary REIT may become subject to state taxation, negatively affecting its operating results.

        A number of states tax captive REITs, and such taxes may impact the subsidiary REITs. In addition, certain other states are considering whether to tax captive REITs. If any subsidiary REIT becomes subject to state taxation, that subsidiary REIT's results of operations could be negatively affected.

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

        There is generally a reduced tax rate on dividends paid by corporations to individuals equal to the capital gain rate, which, as of January 1, 2013, is at a maximum tax rate of 20%. REIT distributions generally do not qualify for this reduced rate. The maximum corporate tax rate for dividends received by corporations is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually. For information regarding our estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K. We can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

  Description of Properties and Real Estate-Related Assets

        We make real estate investments through wholly owned entities or through Co-Investment Ventures, which may in turn invest through Property Entities. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. As of December 31, 2012, we had 47 consolidated multifamily communities (including 11 developments), one unconsolidated joint venture debt investment in another multifamily community, where the joint venture has made a loan investment to a Property Entity, and three separate, wholly owned debt investments, consisting of mezzanine and land loans, in three other multifamily communities. As of December 31, 2011, we had 37 consolidated multifamily communities, one unconsolidated joint venture equity investment in another multifamily community, where the joint venture has made a loan investment to the Property Entity, and four separate, wholly owned debt investments in four other multifamily communities.

        The following tables present our consolidated real estate investments and our investment in an unconsolidated real estate joint venture (which investment is made through a consolidated BHMP CO-JV) as of December 31, 2012. The investments are categorized as of December 31, 2012 based on geographic region and type of investment, either operating, development or loan investments. We also categorize based on the stages in the development and operation of the investment and for investments in unconsolidated real estate joint ventures based on its type of underlying investment. The definitions of each stage are as follows:

  •
  Stabilized / Comparable are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and prior reporting year.

  •
  Stabilized / Non-comparable are communities that have been stabilized or acquired after January 1, 2011. Communities where the basis of accounting changed from equity accounting to consolidation after January 1, 2011 are also classified as non-comparable.

  •
  Lease ups are communities that have commenced leasing but have not yet reached stabilization. We do not currently have any communities in lease up.

  •
  Developments are communities currently under construction for which leasing activity has not commenced.

						As of December 31, 2012
	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Consolidated Equity Investments:
Operating Properties by Geographic Region(f)(g)
Florida
The District Universal Boulevard	Orlando, FL	425	55%	2010	2009	93%	$1,119	$60.1
Satori	Fort Lauderdale, FL	279	51%	2007	2010	95%	2,056	79.6
Georgia
The Reserve at John's Creek Walk	Johns Creek, GA	210	51%	2007	2006	97%	1,224	28.2
The Reserve at LaVista Walk(f)	Atlanta, GA	283	100%	2010	2008	98%	1,241	35.8
Mid-Atlantic
55 Hundred	Arlington, VA	234	55%	2007	2010	94%	1,876	77.2
Bailey's Crossing	Alexandria, VA	414	52%	2007	2010	94%	1,862	124.8
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2004	95%	1,516	59.0
The Cameron	Silver Spring, MD	325	70%	2007	2010	92%	1,951	99.3
The Lofts at Park Crest(f)	McLean, VA	131	55%	2010	2008	93%	3,232	44.0
Mid-West
Burnham Pointe(f)	Chicago, IL	298	100%	2010	2008	95%	2,161	81.3
Mountain
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	94%	1,737	74.6
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	95%	1,277	54.1
Skye 2905	Denver, CO	400	55%	2008	2010	95%	1,544	96.7
The Venue	Clark County, NV	168	55%	2008	2009	89%	895	24.5
Veritas	Henderson, NV	430	52%	2007	2011	92%	999	59.4
New England
Grand Reserve Orange(f)	Orange, CT	168	100%	2009	2005	93%	1,561	22.5
Pembroke Woods	Pembroke, MA	240	100%	2012	2006	92%	1,396	40.9
Stone Gate	Marlborough, MA	332	55%	2011	2007	91%	1,503	60.3
West Village	Mansfield, MA	200	55%	2011	2008	93%	1,634	33.5
Northern California
Acacia on Santa Rosa Creek(f)	Santa Rosa, CA	277	55%	2010	2003	95%	1,441	34.4
Acappella	San Bruno, CA	163	100%	2010	2010	93%	2,417	50.3
Argenta	San Franciso, CA	179	55%	2011	2008	94%	3,212	87.9
Renaissance	Concord, CA	132	55%	2011	2008	95%	2,084	38.4
Northwest
Cyan/PDX	Portland, OR	352	55%	2009	2009	94%	1,318	77.5
Tupelo Alley	Portland, OR	188	55%	2010	2009	93%	1,355	38.0
Southern California
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	96%	1,911	54.5
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	98%	3,291	76.9
The Gallery at NoHo Commons(f)	Los Angeles, CA	438	55%	2009	2008	95%	1,481	96.1
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	93%	2,109	35.2
Texas
Allegro	Addison, TX	272	100%	2010	2010	95%	1,518	40.7
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	95%	1,196	42.8
Eclipse	Houston, TX	330	55%	2007	2009	96%	1,261	48.6
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	94%	1,209	55.8
Grand Reserve	Dallas, TX	149	74%	2007	2009	91%	1,994	30.2
Halstead	Houston, TX	301	55%	2009	2004	97%	1,230	31.7
Uptown Post Oak(f)	Houston, TX	392	100%	2010	2008	96%	1,652	59.3

Total Operating Properties		9,869			2008	94%	$1,596	$2,054.1

(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2012
	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Estimated Year of Completion(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Investment in Real Estate/ Loan Balance (in millions)
Developments by Geographic Region(f)
Florida
The Franklin Delray	Delray Beach, FL	180	100%	2012	3rd Quarter 2013	N/A	N/A	$20.7
Mountain
21 Lawrence	Denver, CO	212	80%	2012	4th Quarter 2014	N/A	N/A	8.1
New England
Audubon	Wakefield, MA	186	80%	2012	1st Quarter 2015	N/A	N/A	7.3
Water Street	Cambridge, MA	392	80%	2012	3rd Quarter 2015	N/A	N/A	24.3
Northern California
Renaissance Phase II	Concord, CA	180	55%	2011	4th Quarter 2015	N/A	N/A	8.7
Texas
4110 Fairmount	Dallas, TX	299	100%	2012	3rd Quarter 2014	N/A	N/A	14.1
Allegro Phase II	Addison, TX	121	100%	2010	2nd Quarter 2013	N/A	N/A	9.4
Allusion West University	Houston, TX	231	100%	2012	4th Quarter 2014	N/A	N/A	15.4
Arpeggio Victory Park	Dallas, TX	377	100%	2012	3rd Quarter 2014	N/A	N/A	22.4
The Muse Museum District	Houston, TX	270	80%	2012	2nd Quarter 2015	N/A	N/A	13.1
Seven Rio	Austin, TX	221	90%	2011	4th Quarter 2014	N/A	N/A	8.1

Total Developments		2,669						151.6

Total Consolidated Real Estate		12,538						$2,205.7

Consolidated Loan Investments by Geographic Region(f)
Lease up
Texas
The Domain	Houston, TX	320	100%	2011	2012(h)	45%	N/A	$9.8
Developments
Mountain
Jefferson at One Scottsdale	Scottsdale, AZ	388	100%	2012	4th Quarter 2014	N/A	N/A	21.3
Southern California
Pacifica	Costa Mesa, CA	113	100%	2011	N/A	N/A	N/A	4.9

Total Consolidated Loan Investments		821						$36.0

Unconsolidated Loan Investment:
Development
Texas
TDI 121 Custer	Allen, TX	444	55%	2012	2014	N/A	N/A	$5.6

Total Unconsolidated Investment		444						$5.6

Total—Consolidated and Unconsolidated		13,803

(a)
Ownership percentage is as of December 31, 2012 and represents our share of contributed capital. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Partners.

(b)
Year of initial investment represents the year of our initial loan or equity investment in the multifamily community.

(c)
We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources. Accordingly, the date provided may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community. The weighted average year of completion for operating properties was based upon number of units. For multifamily communities not completed as of December 31, 2012, the table presents the projected completion date, unless the development has not yet established a completion date, in which case it is designated as "N/A".

(d)
Physical occupancy is defined as the residential units occupied for stabilized properties as of December 31, 2012 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2012, the total gross leasable area of retail space for all of these communities is approximately 170,000 square feet, which is approximately 2% of total rentable area. As of December 31, 2012, all of the communities with retail space are stabilized, and approximately 75% of the 170,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates are based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2012 for stabilized properties. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the year ended December 31, 2012, these other charges were approximately $15.7 million, approximately 8% of total combined revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

(f)
Geographic regions not identified to a state are defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Portfolio" of this Annual Report on Form 10-K.

(g)
All operating properties are classified as stabilized/non-comparable, except for the following, which are classified as stabilized/comparable: Acacia on Santa Rosa Creek, Burnham Pointe, The Gallery at NoHo Commons, Grand Reserve Orange, The Lofts at Park Crest, The Reserve at LaVista Walk, and Uptown Post Oak.

(h)
Construction of the development was completed in 2012.

        For additional information regarding our real estate portfolio, see Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

        We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

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

Estimated Per Share Value

        On March 1, 2013, pursuant to our Second Amended and Restated Policy for Estimation of Common Stock Value (the "Valuation Policy") our board of directors, including all of its independent members met and established an estimated per share value of the Company's common stock effective as of March 1, 2013 equal to $10.03 per share based on the process and methodology discuss herein.

  Process and Methodology

        Our overall objective was to determine an estimated per share value that is supported by methodologies and assumptions that we believe are appropriate given our current circumstances and consistent with industry-standards.

        Our board of directors determined our estimated value per share after it consulted with our advisor, Behringer Harvard Multifamily Advisors I, and Duff and Phelps LLC, an independent, third party real estate research, valuation and advisory firm ("D&P") engaged by the Company. D&P is an independent valuation and consulting firm whose review of the Advisor's valuation was conducted in conformity with the requirements of the Code of Professional Ethics & Standards of Professional Practice of the Appraisal Institute. The engagement of D&P was approved by our board of directors, including all of its independent members.

        Our board of directors estimated the per share value of our common stock based upon a recommendation by our Advisor. In arriving at its recommended estimated value per share, the Advisor utilized valuation methodologies that the Advisor, our board of directors and D&P believe are standard and acceptable in the real estate industry for the types of assets and liabilities held by the Company. The following is a summary of the valuation methodologies used by the Advisor:

        Operating Real Estate.    Values for investments in operating real estate were estimated using a direct market capitalization rate approach. We believe that a direct market capitalization approach is the preferred method for stabilized multifamily operating investments, because multifamily operating communities are considered to have more consistent cash flow results than other types of real estate investments. For those other real estate investments (generally office, retail and industrial) a discounted cash flow is more suited to incorporate non-recurring results related to tenant improvements, leasing costs and vacancies. As multifamily does not generally have the degree of these non-recurring transactions as other real estate investment types, an extended cash flow analysis is not necessary and a direct market capitalization approach includes the significant operations for multifamily investments. Under this approach, for each property a stabilized net operating income was estimated for the twelve months from February 2013 and divided by an assumed market capitalization rate. The inputs for this calculation were specific to the applicable market, location and quality of each property, and were based on investors' return expectations and market assessments. These inputs included rental growth rates, operating expenses, occupancy, capital expenditures and capitalization rates. A summary of the key assumptions by geographic region is shown below on a weighted average basis (See Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Portfolio" for a description of our geographic regions):

Geographic Region	Occupancy	Annual Rental Growth Rate	Capitalization Rate
Florida	93%	5.9%	4.8%
Georgia	95%	4.8%	5.2%
Mid-Atlantic	93%	5.6%	4.4%
Mid-West	95%	9.6%	4.6%
Mountain	94%	4.3%	5.1%
New England	93%	3.3%	4.9%
Northern California	95%	6.5%	4.3%
Northwest	94%	3.8%	4.3%
Southern California	94%	6.6%	4.4%
Texas	95%	4.9%	5.1%

	94%	5.4%	4.7%

        Construction in Progress.    As of February 1, 2013, the Company has 11 multifamily developments in progress. For multifamily community developments, where significant progress has been completed on the development or the property has been held for a significant period, values were estimated using a discounted cash flow analysis. As cash flows for these development investments have not stabilized as of the valuation date but are reasonably projected, we believe that a discounted cash flow approach is the preferred method for multifamily developments. Under this approach, cash flow estimates were prepared from January 1, 2013 through the estimated holding period, including a terminal value, net of estimated disposition costs, and present valued at a market discount rate. The inputs for this calculation were based on the applicable market, location, quality of each development, development risk premium and completion stage of each development and were derived from the perspective of applicable investors. These inputs included construction costs, completion dates, lease up rates, rental growth rates, operating expenses, occupancy, capital expenditures, exit capitalization rates and discount rates.

        A discounted cash flow analysis was completed for two developments and a summary of the key assumptions by geographic region is shown below on a weighted average basis:

Geographic Region	Annual Rental Growth Rate	Exit Capitalization Rate	Discount Rate	Lease up period (in years)
Florida	3.8%	4.7%	8.4%	0.8
Texas	3.5%	5.3%	8.3%	0.6

	3.7%	4.9%	8.3%	0.7

        For nine of our developments, where the development land was recently acquired and minimal construction costs have been incurred, a discounted cash flow was not calculated, as the incurred costs are considered current value and from a market perspective, such costs are a reasonable approximation of the discounted cash flow valuation.

        Notes Receivable.    Values for notes receivable, which include mezzanine and land loans, were estimated using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and estimated current market interest rates with similar characteristics, primarily loan-to-value characteristics. Because of the recent date of these loans and the short term maturity dates, the contractual amounts due were considered a reasonable approximation of current value for each of the loans.

        Mortgage Loans and Credit Facility Payable.    Values for mortgage loans and our credit facility payable were estimated using a discounted cash flow analysis, which would use inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans and credit facilities with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on the market spread plus the rate on U.S. treasuries for the remaining maturity. The estimated current market interest rates for mortgage loans ranged from 2.3% to 3.7%.

        Other Assets and Liabilities.    For a majority of our other assets and liabilities, consisting of cash and cash equivalents, short-term investments, accounts payable and other liabilities, the carrying values as of December 31, 2012, adjusted for significant activity to February 1, 2013, are considered equal to fair value due to their cost-based characteristics or short maturities. The value for our investment in an unconsolidated joint venture was estimated using the methodologies described above applied to the individual assets and liabilities of the joint venture. In connection with our estimated valuation of operating properties, notes receivable and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.

        Noncontrolling Interests.    In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders have an interest, we have valued those noncontrolling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture. In addition to noncontrolling joint venture interests, the subsidiary REITs of certain Co-Investment Ventures have been valued at their estimated redemption value. The resulting noncontrolling interests are a deduction in our estimated value.

        Common Stock Outstanding.    In deriving an estimated per share value, our total estimated value was divided by 168.1 million, the total number of common shares outstanding as of February 1, 2013, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.

        Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share is effective as of March 1, 2013. As a practical consideration, certain of the inputs and assumptions are based on amounts as of December 31, 2012 or later dates prior to or including February 1, 2013, as described above. We believe such amounts are reasonable and representative of value estimates as of March 1, 2013.

        This value does not reflect "enterprise value," which could include premiums or discounts for:

  •
  the large size of our portfolio, although some buyers may pay more for a portfolio compared to prices for individual properties;

  •
  the characteristics of our working capital, leverage, credit facility and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

  •
  disposition and other expenses that would be necessary to realize the value;

  •
  the provisions under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or

  •
  the potential difference in our share value if we were to list our shares on a national securities exchange.

        Our Advisor provided the valuation methodologies, assumptions and supporting schedules to D&P for their review D&P reviewed the Advisor's analysis to assess the valuation methodologies and assumptions used. D&P's scope included:

  •
  a review of the Company's real estate investment historical performance, business plans related to operations of the investment, prior appraisals obtained in connection with acquisitions and financings, closed sales and offers for sales;

  •
  physical inspections of approximately 20% of the Company's operating multifamily communities and 25% of the Company's multifamily developments (percents are based on number of investments);

  •
  a review of the data models supporting the valuation for each real estate investment;

  •
  a review of key assumptions utilized in the valuation models for operating and development properties, including but not limited to direct capitalization rates, discount rates, market rental rates, growth rates, occupancy, operating expenses and capital expenditures;

  •
  a review of key market assumptions for debt investments, mortgage and credit facility liabilities, including but not limited to interest rates and collateral;

  •
  a review of Advisor calculations related to value allocations to noncontrolling interests and joint venture interests, based on contractual terms and market assessments; and

  •
  a review of valuation methodology for other assets and liabilities.

        Based on D&P's review, D&P concluded to the Company and our board of directors that the valuation methodologies and assumptions used by the Advisor were appropriate and reasonable and that the valuation conclusions were reasonable. Our Advisor then separately presented a report to the board of directors recommending an estimated per share value. The board of directors then conferred with the Advisor and D&P regarding the methodologies and assumptions used.

        Our board of directors, which is responsible for the estimated value, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $10.03 per share, which is consistent with the Advisor's recommendation.

Details:

        Effective as of March 1, 2013, our estimated per-share value was calculated as follows (amounts in millions, except per share):

	Estimated Value	Estimated Value per Share
Real Estate:
Operating	$2,615	$15.56
Construction in progress	185	1.10
Notes receivable	48	0.29
Mortgage and credit facility payables	(971)	(5.78)
Cash and cash equivalents	383	2.28
Other assets and liabilities	(30)	(0.18)
Noncontrolling interests	(545)	(3.24)

Estimated value	$1,685	$10.03

        The reconciliation of our estimated value and estimated per share value to our December 31, 2012 GAAP total stockholders' equity is as follows (amounts in millions, except per share amounts):

	Estimated Value	Estimated Value per Share
Total equity attributable to common stockholders as of December 31, 2012	$1,322	$7.89
Real estate value in excess of GAAP carrying values(a)	545	3.25
Debt values in excess of stated debt principal balances(b)	(15)	(0.09)
Noncontrolling interest values(c)	(170)	(1.02)
Other value differences, net in excess of GAAP carrying values(d)	3	—

Estimated value	$1,685	$10.03

(a)
GAAP carrying values include total real estate, net and intangible assets, net related to real estate investments. The real estate value in excess of these GAAP carrying values relates to the net appreciation in our operating and development properties due primarily to growth in rental revenue and decreases in market capitalization rates since our acquisition of the real estate investment. Our aggregate GAAP purchase cost for our real estate, including capitalized expenditures subsequent to the purchase but before any accumulated depreciation or amortization, as of February 1, 2013 is $2.42 billion compared to our estimated fair value of $2.80 billion, representing an increase over cost of approximately $380.3 million or approximately 16%. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—General" for discussion of multifamily market fundamentals and trends.

(b)
The stated debt principal balances reflect the contractual principal owed on our mortgage loans payable and credit facility payable. The debt values in excess of the stated debt principal balances relate to decreases in market financing rates for similar debt instruments. We would expect that while interest rates in general, and multifamily financing rates specifically, are declining that the fair value of our debt will exceed our GAAP carrying value. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook" for discussion of multifamily financing interest rates.

(c)
Our estimated value and estimated value per share is calculated on the basis of amounts attributable to our common stockholders. By deducting the values attributable to the noncontrolling interest, the amounts attributable to our common stockholders are derived.

(d)
Other value differences include the write-off of deferred financing costs, straight-line rents, unearned financing income, debt and note receivable premiums and discounts, and deferred leasing costs, as well as estimated operating and distribution activity from December 31, 2012 to January 31, 2013. All estimated values per share in the table are calculated based upon the number of common shares outstanding as of December 31, 2012 except the total estimated value per share which is based upon the number of common shares outstanding as of February 1, 2013. The change in value due to increase in the number of shares outstanding from December 31, 2012 to February 1, 2013 is reflected in this line.

        A change in the assumptions described above could impact the resulting value. For example, we would expect, all other factors held constant, that a decrease in capitalization rates and an increase in rental rate growth rates would increase the value of our real estate investments and our estimated per share value, while an opposite change would decrease the value of our real estate investments and our estimated per share value. Further, an increase in debt financing rates, all other factors held constant, would decrease the mark to market value of our debt and increase our estimated value per share, while an opposite change would increase the mark to market value of our debt and decrease our estimate value per share.

        The table below presents the estimated increase or decrease to our estimated value per share for a 25 basis point increase and decrease in capitalization rates (including capitalization rates implied in developments), rental rate growth rates and financing interest rates, our more significant assumptions used in our estimated value. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or not change at all.

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.67)	$0.71
Annual rental growth rate	$0.05	$(0.05)
Debt financing interest rate	$0.03	$(0.03)

  Limitations of Estimated Value and Estimated Per Share Value

        While the Company believes the methodologies discussed above are standard in the multifamily real estate sector to determine fair value, the estimated values may or may not represent fair value determined in accordance with GAAP. (See Note 15, "Fair Value of Derivatives and Financial Instruments.") The estimated value should not be considered as an alternative to total stockholders' equity calculated in accordance with GAAP.

        As with any valuation methodology, the methodologies used to determine the estimated value per share is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated value per share may also not represent the amount that our shares would trade at on a national exchange, the amount realized in the sale or liquidation of the Company or what a common stockholder would realize in a sale of shares.

        The estimated value of our shares was calculated as of specific date. The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding and the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are still investing proceeds from our Initial Public Offering and completing the execution of our developments, the composition of our portfolio and the related multifamily fundamentals could change over time.

        There is no assurance that our methodologies used to estimate value per share would be acceptable to FINRA or in compliance with ERISA guidelines with respect to their reporting requirements.

Distribution Reinvestment Plan

        In connection with its determination of the estimated value of our shares, and pursuant to the DRIP, our board of directors has determined that, effective March 1, 2013, distributions may be reinvested in shares of our common stock at a price of $9.53 per share, which is approximately 95% of the estimated value per share as of March 1, 2013. Prior to the determination of the estimated value of our shares as of March 1, 2013, the DRIP offering price for the most recent distribution reinvestment in February 2013 was $9.45 per share.

Share Redemption Program

        In connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our share redemption program. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Estimated Per Share Value—Share Redemption Program" of this Annual Report on Form 10-K.

Holders

        As of February 1, 2013, we had approximately 168.1 million shares of common stock outstanding held by a total of approximately 47,000 stockholders of record.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our prior performance, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant. The board's decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT. Distributions may also be paid in anticipation of cash flow that we expect to receive during a later period as we invest the remaining proceeds from our Initial Public Offering.

        Given the amount of our remaining proceeds from our Initial Public Offering and our focus on development investments, there may be an extended period to deploy these proceeds into investments and to receive the income from such investments. During this period, we may use portions of the remaining proceeds from our Initial Public Offering and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions, particularly due to the compression in capitalization rates continuing to be experienced in the multifamily communities that we target. As development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

        Accordingly, we cannot assure as to when we will consistently generate sufficient cash flow solely from operating activities to fully fund distributions. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all.

        During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow. In addition, from time to time, our Advisor has agreed to waive or defer all or certain fees, expenses or incentives due to it, which has made more cash available for distributions. Our Advisor may waive or defer such fees in the future. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

  Special Cash Distribution

        In March 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The total special cash distribution of approximately $10.0 million was paid on July 11, 2012.

  Regular Distributions

        The following tables show the distributions paid and declared for the years ended December 31, 2012 and 2011 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash(a)	Distributions Reinvested (DRIP)	Total	Cash Flow from Operating Activities	Total Distributions Declared(b)	Declared Distributions Per Share(b)
2012
Fourth Quarter	$6.7	$7.8	$14.5	$18.4	$14.7	$0.088
Third Quarter	6.6	8.0	14.6	16.9	14.7	0.088
Second Quarter(c)	8.1	10.0	18.1	16.6	14.4	0.087
First Quarter	10.9	13.9	24.8	11.5	24.8	0.150

Total	$32.3	$39.7	$72.0	$63.4	$68.6	$0.413

2011
Fourth Quarter	$10.6	$14.0	$24.6	$10.5	$24.9	$0.151
Third Quarter	9.8	12.2	22.0	8.6	23.7	0.151
Second Quarter	8.1	9.6	17.7	5.9	18.5	0.150
First Quarter	7.1	8.3	15.4	6.7	15.9	0.148

Total	$35.6	$44.1	$79.7	$31.7	$83.0	$0.600

(a)
Distributions accrue on a daily basis. The distributions that accrue each month are paid in the following month.

(b)
Represents distributions accruing during the period.

(c)
As further discussed below, beginning in the second quarter of 2012, the distribution rate was decreased from an annual distribution rate of 6% based on a $10 share price to an annual distribution rate of 3.5% based on a $10 share price. Accordingly, amounts paid during the second quarter of 2012 exceed the amounts declared during the second quarter of 2012.

        The margin by which regular distributions exceeded cash flow from operating activities for the year ended December 31, 2012 as compared to the comparable period of 2011 was less as a result of our cash flow from operating activities increasing by 100% for the year ended December 31, 2012 compared to the comparable period of 2011, and more of a result of our reported cash flow from operating activities for the year ended December 31, 2012 including a significantly greater number of consolidated investments than investments accounted for under the equity method and the decrease in the distribution rate effective April 1, 2012. By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests. During 2012, we distributed an estimated $20.4 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $42.9 million. For the year ended December 31, 2011, we distributed an estimated $1.7 million of cash flow from operating activities to noncontrolling interests and our share of cash flow from operating activities available to us was approximately $29.9 million. As we invest the remaining proceeds from our Initial Public Offering and as our development projects are completed and leased, we expect our cash flow from operating activities to increase.

        During the years ended December 31, 2011 and 2012, our regular cash distributions in excess of our cash flow from operations were funded from our available cash. The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions. We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million. In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million. In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million.

        On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the second quarter of 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%. Our board of directors has authorized daily distributions at this rate through March 31, 2013. With the change, our distribution rate is expected to be more in line with our estimated earnings and cash flow from operations after all of the proceeds from the Initial Public Offering are invested, along with proceeds from financings to achieve our targeted borrowing thresholds, and our developments are completed and producing stabilized cash flow. Further, the adjustment in the regular distribution rate is expected to allow the Company to be more competitive in developing and acquiring multifamily communities with less of a dilutive effect of paying distributions in excess of current or projected stabilized earnings and cash flow from operations.

        During 2012 and 2011, our distributions were classified as follows for federal income tax purposes:

	2012	2011
Ordinary income	7.8%	5.9%
Capital gains	13.7%	48.2%
Section 1250 recapture capital gains	2.6%	6.4%
Return of capital	75.9%	39.5%

Total	100%	100%

        The classification changes in 2012 were primarily due to fewer dispositions in 2012 as compared to 2011. In 2011, our capital gains and associated tax classifications related to our share of sales of a multifamily community and interests in BHMP CO-JVs as described above. In 2012, our capital gains and associated tax classification related to a sale of a single multifamily community.

        Over the long-term, as we continue to invest the remaining proceeds from our Initial Public Offering in income producing multifamily communities and as our development investments are completed and leased up, we expect that more of our distributions (except with respect to distributions related to sales of our assets, which may include special distributions) will be paid from our share of cash flow from operating activities. However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment. As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

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

        The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion. From the commencement of the Initial Public Offering through December 31, 2012, we had used approximately $851.3 million of such net proceeds to invest in real estate and real estate-related investments, net of related debt. Of the amount used for these investments, approximately $31.7 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements. Not included in our amount invested are commitments related to our developments which as of December 31, 2012 had not yet been incurred.

Share Redemption Program

        As we previously announced in the periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company's consideration of a strategic review, the Company came into possession of material non-public information. Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program was in the best interests of the Company and its stockholders. Accordingly, effective as of June 18, 2012, our board of directors indefinitely suspended our share redemption program effective for redemptions being sought for the second quarter of 2012. However, in connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our share redemption program, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program. The modified and reinstated share redemption program is effective as of March 1, 2013 and the first time period redemptions will be considered under the share redemption program will be at the end of the second quarter 2013 for all properly submitted redemption requests received (i) on or prior to May 31, 2012, and not satisfied or withdrawn since that time, and (ii) between March 1, 2013 and May 31, 2013.

        The following is a summary of some of the modifications made to the share redemption program. The summary below does not purport to be complete in scope and is qualified in its entirety by the full text of the share redemption program, which is filed as Exhibit 4.4 to this Annual Report on Form 10-K and is incorporated herein by reference.

  •
  For redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility ("Exceptional Redemptions"), the purchase price per share redeemed under our share redemption program will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the "Special Distributions") Exceptional Redemptions will generally have priority over Ordinary Redemptions (as defined below).

  •
  For redemptions other than those sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility ("Ordinary Redemptions"), the purchase price per share redeemed under our share redemption program will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.

  •
  A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time).

  •
  If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will generally be redeemed on a pro rata basis during the relevant period. With respect to any pro rata treatment, requests for Exceptional Redemptions will be considered first, as a group, with any remaining available funds allocated pro rata among requests for Ordinary Redemptions. Generally, no outstanding requests for Ordinary Redemptions will be satisfied until all outstanding requests for Exceptional Redemptions are satisfied in full.

  •
  Removal of the requirement that in order to be considered for Exceptional Redemptions the event giving rise to the request, (i.e., death, disability, or confinement to long term care facility), occurred within one year of the redemption request. There is now no time limitation for those seeking an Exceptional Redemption.

  •
  The effective date of any redemption has been changed from the last day of the calendar of the month preceding the date the board of directors accepts the redemption to the fifth business day following the date the board of directors approves the redemption.

Other significant terms of the share redemption program are summarized below:

        Notwithstanding the redemption prices established above, our board of directors may determine, whether pursuant to formulae or processes approved by our board of directors or otherwise set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days' notice to stockholders before applying the new price.

        The share redemption program is generally available only for stockholders who have held their shares for at least one year. Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. In addition to the $7 million per quarter funding limit discussed above, we will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.

        Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement in the event of other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder's IRA or with respect to shares purchased under or through our DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the share redemption program. If we suspend our share redemption program (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor. Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period. If a request for an Exceptional Redemption is made, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder's confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

        During the fourth quarter ended December 31, 2012, the share redemption program was suspended and we did not redeem any shares.

Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates, and our Advisor and its affiliates. We account for this plan under the modified prospective method of Accounting Standards Codification ("ASC") 718-10 "Compensation—Stock Compensation." In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted. Prior period amounts were not restated. The tax benefits associated with these share-based payments are to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations. We have issued a total of 6,000 shares of restricted stock to our independent directors, all of which are fully vested. For additional information regarding securities authorized for issuance under our equity compensation plan, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" of this Annual Report on Form 10-K.

Convertible Stock

        Our authorized capital stock includes 1,000 shares of convertible stock, par value $0.0001 per share. We have issued all of these shares to our Advisor. No additional consideration is due upon the conversion of the convertible stock. There will be no distributions paid on shares of convertible stock. The conversion of the convertible stock into common shares will result in dilution of our stockholders' interests.

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

        Our board of directors will oversee the conversion of the convertible stock to ensure that any shares of common stock issuable in connection with the conversion is calculated in accordance with the terms of our charter and to evaluate the impact of the conversion on our REIT status. If, in the good faith judgment of our board of directors, full conversion of the convertible stock would jeopardize our status as a REIT, then only such number of shares of convertible stock (or fraction of a share thereof) shall be converted into a number of shares of common stock such that our REIT status would not be jeopardized. The conversion of the remaining shares of convertible stock will be deferred until the earliest date after our board of directors determines that such conversion will not jeopardize our qualification as a real estate investment trust. Any such deferral will not otherwise alter the terms of the convertible stock.

Item 6.    Selected Financial Data

        We made our first investment in an unconsolidated real estate joint venture in April 2007 and our first investment in a wholly owned multifamily community in September 2009. Through 2008, a large proportion of our investments were in multifamily developments. Beginning in 2009, we began increasing our investment in operating stabilized multifamily communities and in investments reported on the consolidated method of accounting. In 2011, we began to increase our investments in developments. The following table lists the number of investments consolidated by us or made through unconsolidated Co-Investment Ventures and each investment's classification as operating, lease up or development for the last five years:

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated communities	50	41	10	3	—
Investments in unconsolidated real estate joint ventures	1	1	23	17	10

Total	51	42	33	20	10

Stabilized communities	36	36	26	8	1
Lease up communities, including mezzanine loans	1	—	7	10	—
Development, including mezzanine and land loans	14	6	—	2	9

Total	51	42	33	20	10

        As shown in the table above, we have increased the total number of investments and the number of our investments classified as operating multifamily communities, while including a varying number of communities classified as development or lease up depending on their improvement status at different points in time. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities than development and lease up properties. We have also increased our consolidated communities which resulted in gross reporting of assets, liabilities, revenues and expenses. Accordingly, the following selected financial data presented below reflects significant increases in many categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$450.6	$655.5	$52.6	$77.5	$23.8
Net operating real estate	$2,054.1	$1,997.9	$523.1	$159.0	$—
Construction in progress, including land	$151.6	$15.7	$0.9	$—	$—
Investments in unconsolidated real estate joint ventures	$3.0	$23.4	$349.4	$279.9	$96.5
Total assets	$2,744.7	$2,805.7	$958.8	$525.7	$120.9
Debt	$989.6	$924.5	$157.4	$51.3	$—
Total liabilities	$1,048.3	$992.2	$188.0	$74.7	$8.5
Redeemable, noncontrolling interests	$8.6	$8.5	$—	$—	$—
Non-redeemable, noncontrolling interests	$365.4	$413.1	$—	$—	$—
Total equity attributable to common stockholders	$1,322.5	$1,391.9	$770.8	$451.0	$112.4
Total equity	$1,687.8	$1,805.0	$770.8	$451.0	$112.4

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Rental revenues	$188.6	$67.4	$28.9	$3.0	$—
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$(1.2)	$(7.9)	$(6.9)	$(0.2)	$4.3
Interest income	$7.2	$3.4	$1.4	$1.1	$0.9
Depreciation and amortization expenses	$(109.4)	$(38.8)	$(20.2)	$(2.1)	$(0.1)
Acquisition expenses(a)	$(2.5)	$(6.2)	$(10.8)	$(3.4)	$—
Net income (loss)	$(30.2)	$94.5	$(34.6)	$(8.3)	$2.6
Net income (loss) attributable to common stockholders	$(12.5)	$98.6	$(34.6)	$(8.3)	$2.6
Basic and diluted income (loss) per share	$(0.08)	$0.71	$(0.41)	$(0.26)	$0.18
Distributions declared per share	$0.41	$0.60	$0.67	$0.69	$0.44
Cash Flow Data:
Cash provided by operating activities(b)	$63.4	$31.7	$2.6	$0.2	$2.4
Cash used in investing activities	$(221.6)	$(9.7)	$(461.2)	$(341.0)	$(35.4)
Cash (used in) provided by financing activities	$(46.6)	$580.9	$433.7	$394.5	$3.4
Other Information:
FFO(c)	$38.3	$149.0	$8.5	$(0.7)	$3.7
MFFO(c)	$41.0	$34.2	$18.7	$4.6	$3.7

(a)
Prior to 2009, under GAAP, acquisition costs related to business combinations were capitalized and generally not expensed.

(b)
Included as a deduction to cash flow provided by operating activities in 2012, 2011, and 2010 is $2.5 million, $6.3 million, and $12.1 million, respectively, of acquisition expenses, including our share for equity in earnings of investments in unconsolidated real estate joint ventures. Prior to 2009, acquisition expenses were classified within investing activities.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto:

Overview

  General

        We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007. As of December 31, 2012, all of our investments have been in multifamily communities located in the top 50 MSAs.

        We have investments in 51 multifamily communities as of December 31, 2012. We wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments and have an ownership interest in 39 multifamily communities through 38 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment. We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our Initial Public Offering, mortgage debt and unsecured or secured debt facilities. As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

        Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing high quality multifamily communities that will produce rental income and will appreciate in value within our targeted life. Our targeted communities include existing "core" properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties. Further, we may invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

        Our multifamily community investment strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy focuses on acquiring communities and other real estate assets that provide us with broad geographic diversity. We believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major U.S. metropolitan markets will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth to support revenue growth, lifestyle trends that attract renters, as well as higher single-family home pricing and constrained credit which tends to increase the supply of renters.

        Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include the echo-boomer generation coming of age and entering the rental market, continued growth in non-traditional households, increased immigration and recently higher credit standards for home buyers. Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes. Consequently, single family home ownership has declined from peaks in the last decade. Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last 12 to 24 months. While rental rates may eventually hit affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive. However, changes in these factors could affect the stability and magnitude of these trends and can significantly affect our strategy, both favorably and unfavorably. The supply of new multifamily communities coming into the market in the last few years has been less than historical averages. Supply trends have recently shown some signs of changing, particularly related to permit activity, which while still below historical averages, is increasing. Several local markets are approaching or even exceeding these historical averages. Because the period required to develop new multifamily communities is 18 to

36 months, we still expect there will continue to be an overall favorable supply position for the next two to three years.

        We currently have substantial uninvested proceeds raised from our Initial Public Offering, which we are seeking to invest on attractive terms. In the current acquisition environment, we believe that investing in multifamily developments may be more attractive than investing in stabilized multifamily communities. In particular, investing in developments is projected to allow ownership at a lower cost per unit and higher stabilized yield. Competition for new developments is increasing but our available liquidity may be a competitive advantage in sourcing new investments. Developments also provide an advantage due to updated amenities resulting in higher resident appeal and in fewer capital expenditures as compared to older multifamily communities.

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

        We may also invest a portion of the remaining proceeds from our Initial Public Offering in multifamily-related debt investments. Because government-sponsored entities ("GSEs") typically do not lend on development properties during construction and banks and other debt providers tend to limit financing to approximately 60% of total costs, we may have lending opportunities with creditworthy borrowers that would provide favorable short-term returns (one to five years). We will seek out these loan investments either as mezzanine or land loans. For mezzanine loans, we will provide financing that is subordinate to the developer's senior construction loan but senior to the developer's equity, which we expect to be in the range of 10% to 15% of the total development cost. The mezzanine loans are secured by a pledge, typically of ownership interests in the respective multifamily community development and will carry interest rates ranging from 12% to 15% for a base term of three years. These loans typically require one to six months to fully fund the loan commitment with interest payments generally deferred until operations have stabilized or the payoff of the loan. For land loans, we will finance the developer's acquisition of the land, usually for a period of approximately one to two years at rates ranging from 10% to 13% and require a first lien mortgage as collateral. Similar to mezzanine loans, we will also generally require 10% to 15% of developer equity for each land loan.

        While the recent investing trends have positively benefited our multifamily valuations and operations, these factors have also led to increased competition for stabilized multifamily investments, particularly in the markets and with the quality characteristics that we target. During these periods of capitalization rate compression, we will still continue to evaluate stabilized acquisitions and seek out properties and situations where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Although we do not expect stabilized acquisitions to be our primary investment strategy, we will take advantage of the opportunities when they meet our targeted return objectives.

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

        As we are currently still in the investment phase of our intended life, dispositions are not expected to be a large component of our strategy. However, the demand for multifamily acquisitions may provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects. During 2011 and 2012, we sold partial or entire interests in eight multifamily communities, generating cash proceeds of $152.2 million, recognizing gains of $135.2 million and increases to additional paid-in capital of $39.6 million.

  Offerings of Our Common Stock

        We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our DRIP. As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP. The DRIP offering price was $9.50 per share until July 6, 2012, when it changed to $9.45 per share. (See further discussion of the DRIP price as described below under "Distributions.") As of December 31, 2012, we have sold approximately 12.8 million shares under our DRIP for gross proceeds of approximately $121.1 million. There are approximately 87.2 million shares remaining to be sold under the DRIP.

        Per the terms of the DRIP, we currently expect to offer shares for the next five years, which would be the sixth anniversary of the termination of our Initial Public Offering, although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement. Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

        Shares of our common stock are not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next three to five years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.

  Distributions

  Regular Distributions

        On March 19, 2012, our board of directors, considering the current and expected operations of the Company and the market conditions described above, authorized regular distributions payable to stockholders of record each day during the second quarter of 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%. Our board of directors has authorized this rate through March 31, 2013. See further discussion under "Distribution Activity" below.

  Special Cash Distribution

        On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the "Mariposa Distribution") in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The Mariposa Distribution of $10.0 million was paid in cash on July 11, 2012.

  Co-Investment Ventures

        The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community. Unless otherwise noted, all are reported on the consolidated basis of accounting.

	December 31, 2012		December 31, 2011
	Number of Co-Investment Ventures	Effective Ownership	Number of Co-Investment Ventures	Effective Ownership
BHMP CO-JVs
With no other Co-Investment partners	9	55% to 74%	8	55%
With no other Co-Investment partner, unconsolidated	1	55%	—	—
With Property Entities	5	51% to 55%	5	33% to 55%
With Property Entity, unconsolidated	—	—	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	8	80% to 100%(a)	1	90%

	38		30

(a)
For three of our other Co-Investment Ventures, all of the developer's initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in the Co-Investment Venture as of December 31, 2012.

  Structure of Co-Investment Ventures

        Each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner owns a subsidiary entity, a REIT, through which substantially all of the joint venture's business is conducted. Each subsidiary REIT also issues approximately $60,000 of non-voting preferred stock to unaffiliated holders as part of its qualification as a REIT for U.S. tax purposes. Accordingly, the BHMP CO-JVs and the MW CO-JVs own 100% of the voting equity interests and in excess of 99% of the economic interests in the underlying multifamily investment. Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing. In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which if exercised by us, may require us to acquire the Co-Investment Partner's ownership interest or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest in a BHMP CO-JV or MW CO-JV. We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

        Each BHMP CO-JV and MW CO-JV is managed by a subsidiary of ours. As the manager, we have control rights over operating plans. However, without the consent of all members of the BHMP CO-JV and MW CO-JV, we as the manager may not generally approve or disapprove on behalf of the

BHMP CO-JV and MW CO-JV certain decisions affecting the BHMP CO-JV and MW CO-JV, such as (1) selling or otherwise disposing of the BHMP CO-JV's or MW CO-JV's investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the BHMP CO-JV or MW CO-JV, or (3) incurring or materially modifying any indebtedness of the BHMP CO-JV or MW CO-JV in excess of $100,000 or causing the BHMP CO-JV and MW CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans. Generally, if there are disagreements regarding these major decisions, then either member may exercise buy/sell rights. The BHMP Co-Investment Partner and the MW Co-Investment Partner, as applicable, may remove the manager for cause and appoint a successor.

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

        Apart from investments with BHMP CO-JVs and MW CO-JVs, we have eight other Co-Investment Ventures directly with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners, who are typically providing development and general contractor services through affiliated entities, are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy. These developers will have initial capital contributions until certain milestones are achieved at which point, their initial capital contributions will be returned to them. These developers will have a back-end interest, generally only attributable to distributions related to a property sale. They will also have put options, generally one year after completion of the development, pursuant to which we would be required to acquire their ownership interest at a set price. These other Co-Investment Ventures will also include buy/sell provisions, generally available after the seventh year after completion of the development. We expect to generally provide the greater proportion of the equity capital, and for the eight current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

  Co-Investment Venture Partners

        The 99% limited partner of our BHMP Co-Investment Partner is PGGM. PGGM is an investment vehicle for Dutch pension funds. According to the sponsor of PGGM's website as of October 2012, the sponsor of PGGM currently manages approximately 128 billion euro (approximately $169 billion, based on exchange rates as of December 31, 2012) in pension assets for over 2.5 million people. We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner. PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor. As of December 31, 2012, approximately $1.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased. The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

        The 99.9% limited partner of our MW Co-Investment Partner is NPS. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59. NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea. According to the NPS website, as of April 2012, the NPS fund estimated its total value at 333 trillion won (approximately $313 billion, based on exchange rates as of December 31, 2012), and counted over 3.15 million people in its beneficiary base. The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor. As discussed further below, we entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011. As of December 31, 2012, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

        For our Co-Investment Ventures with developers and the five Property Entities, the other equity owners are national or regional domestic developers.

        As of December 31, 2012, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

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

        Simultaneously with the closing on the sale of the above joint venture interests, the BHMP Co-Investment Partner also closed on a sale of all of its joint venture interests in 12 BHMP CO-JVs to the MW Co-Investment Partner. These joint venture interests ranged from 5% to 45% in the following multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartments and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The BHMP Co-Investment Partner remains a Co-Investment Partner in 13 BHMP CO-JVs.

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

Market Outlook

        During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2008 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage private investment of single family homes, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. Also helping the U.S. are improvements, or at least stabilization, of global economic issues. The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were recurring drags on the U.S. economy for the last couple of years, has now reached a point where the worst of the scenarios appear less likely, although as recent events have demonstrated, the situation is still volatile. In China, where concerns that a decline in its growth could hurt the global recovery, a favorable December 2012 economic report buoyed confidence. Global growth, as forecast by the World Bank, is projected at 2.4% for 2013. This compares to an expected 2.3% for 2012 and while less than earlier projections, is not expected to be a serious drag on the U.S.

        Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed or under employed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to significantly affect the economy.

        Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth and personal disposable income, the multifamily sector demonstrated strong growth in 2012 and favorable demand/supply fundamentals should still support reasonable growth in the near term. The recent performance of the multifamily sector appears consistent with historical trends where real estate investments in the multifamily sector tend to perform better than real estate investments in other sectors during periods of economic recovery. Further, from a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment's aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. Single family home ownership, which had peaked at 69.2% in late 2004, has now reduced to approximately 65.4% as of December 31, 2012. Historical home ownership figures from pre-1995 hovered around 64%. While improvements in the single family housing sector should eventually affect this trend, we believe the overall positive effects of such an important component of the economy will be a net benefit to the multifamily sector.

        On the supply side, developments of new multifamily communities decreased substantially from about 2008 through 2011. Historically, multifamily housing starts have been equal to approximately 2% of existing supply, but during the recession, many markets saw their starts drop to below 0.5%, such that supply was not keeping up with demand. Currently, national starts are still slightly below the historical average, but several local markets are approaching or even exceeding these historical averages. Permitting of multifamily communities, the leading indicator of potential new multifamily supply, was up approximately 45% for the 12 months ended December 31, 2012. Though this permitting level is still approximately a third of the prior peak level and is below historical averages, it is well above the trough in 2009. Accordingly, we believe that the multifamily fundamentals noted above are leading to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. We also believe that the new supply will affect certain markets, and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population growth and absolute inventory level of units will allow certain markets to better absorb certain levels of new supply.

        As a result of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth. Some analysts' reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income. While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.

        For the Company, these fundamentals have favorably impacted the Company's 2012 operating performance. While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year. As measured at the end of December 2012, 11 of our 16 major markets had annual employment growth greater than the national average of 1.4%. Of the five markets that were below the national average, two markets reported increases from the prior year. Of the top five markets with the highest absolute increase in job growth, we had investments in three: Houston, San Francisco, and Austin.

        These positive employment results for our markets have been favorable contributors to our revenue growth. The Company has equity interests in 22 communities that were stabilized and held for the comparable periods in 2011 and 2012. These 22 communities produced year over year total revenue increases of approximately 8.8%. Since December 31, 2011, we have increased our residential monthly rent per unit for these 22 stabilized communities by 4%. We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 22 communities from 93% at December 31, 2011 to 95% at December 31, 2012.

        Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector. During 2012, five and ten year treasury rates have declined approximately 13% and 6%, respectively, and as of December 31, 2012, are approximately 0.7% and 1.8%, respectively. While these rates have increased slightly since the start of 2013, where the ten year treasury has approached a 2.0% level, rates are still low by historical measures. GSEs have been a core source for multifamily financing, providing a base level of support for the sector. However, lender competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. The Company has taken advantage of these financing opportunities and in 2012 we closed five loans with an average fixed interest rate of 2.9%. As of December 31, 2012, our weighted average fixed interest rate was 3.9%, compared to 4.2% at December 31, 2011.

        Although the current outlook on these financing trends is favorable, there are risks. As discussed above, the U.S. political deadlock over the debt ceiling, tax policy and government spending levels could jeopardize the U.S. credit rating and the level of domestic interest rates. Although the European debt crisis has moderated, there is a risk that the higher-risk European countries could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface. Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings. Specifically related to the multifamily sector, changes related to GSE's distribution policy to the U.S. Government and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

        In the event of changing financial market conditions, we believe the Company is financially well positioned to execute our strategy. As of December 31, 2012, we held cash and cash equivalents of approximately $450.6 million and had borrowing capacity from our line of credit of $127.2 million. Our cash position is over 45% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 95% of our share of debt is at long-term, fixed rates. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately 4 years. We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned. However, with the volatility in the world economy, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.

Property Portfolio

        The table below presents physical occupancy and monthly rental rate per unit by geographic region for all consolidated and unconsolidated stabilized multifamily communities in which we have an equity investment as of December 31, 2012 and 2011:

			Physical Occupancy Rates(b) as of December 31,		Monthly Rental Rate per Unit(c) as of December 31,
	Number of Communities	Number of Units
Geographic Region(a)			2012	2011	2012	2011
Florida	2	704	94%	92%	$1,490	$1,430
Georgia(d)	2	493	98%	96%	1,234	1,133
Mid-Atlantic	5	1,412	94%	92%	1,937	1,850
Mid-West	1	298	95%	95%	2,161	2,009
Mountain	5	1,594	93%	93%	1,312	1,257
New England	4	940	92%	92%	1,514	1,506
Northern California	4	751	94%	95%	2,188	1,989
Northwest	2	540	94%	90%	1,331	1,312
Southern California	4	889	96%	88%	1,946	2,066
Texas	7	2,248	95%	96%	1,384	1,225

Totals	36	9,869	94%	93%	$1,596	$1,524

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

  •
  Our portfolio includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods in Southern California.

(b)
Physical occupancy is defined as the residential units occupied for stabilized properties as of December 31, 2012 or 2011 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2012, the total gross leasable area of retail space for all of these communities is approximately 170,000 square feet, which is approximately 2% of total rentable area. As of December 31, 2012, all of the communities with retail space are stabilized, and approximately 75% of the 170,000 square feet of retail space was occupied. The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2012 and 2011 for stabilized properties. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the years ended December 31, 2012 and 2011, these other charges were approximately $15.7 million and $12.8 million, respectively, approximately 8% of total combined revenues for both of the periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

(d)
Physical occupancy rates and monthly rental rate per unit as of December 31, 2011 exclude the results of Mariposa which was sold in March 2012.

        The table below presents the number of communities and units by geographic region that are currently in development in which we have an equity or debt investment, as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Equity Investments:
Florida	1	180	—	—
Mountain	1	212	—	—
New England	2	578	—	—
Northern California	1	180	1	163
Texas	6	1,519	2	342

Total Equity Investments	11	2,669	3	505

Debt Investments:
Georgia	—	—	1	295
Mountain	1	388	—	—
Southern California	1	113	1	113
Texas(a)	2	764	2	469

Total Debt Investments	4	1,265	4	877

Total Development	15	3,934	7	1,382

(a)
Includes an unconsolidated loan investment as of December 31, 2012. The other loan investment is in a multifamily community completed in 2012 and currently in lease up as of December 31, 2012.

        For more information regarding investments in our portfolio, see Item 2, "Properties" of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

        The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures.

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management's historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities ("VIEs"), the allocation of the purchase price of acquired properties, income recognition for investments in unconsolidated real estate joint ventures, evaluating our real estate-related investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries. We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary. VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Real Estate and Other Related Intangibles

  Acquisitions

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

  Developments

        We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect project costs that relate to several developments are capitalized and allocated to the developments to which they relate. Indirect costs not clearly related to development and construction are expensed as incurred. For each development, capitalization begins when we determine that the development is probable and significant development activities are underway. We suspend capitalization at such time as significant development activity ceases, but future development is still probable. We cease capitalization when the developments or other improvements, including any portion, is completed and ready for its intended use, or if the intended use changes such that capitalization is no longer appropriate. Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

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

  Noncontrolling Interests

        Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners' interests in multifamily communities where we believe it is probable that we will be required to purchase the noncontrolling partner's interest. We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest's share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable. The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity. The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

        The calculation of the noncontrolling interest's share of net income or loss is based on the economic interests held by all of the owners.

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

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2012 or 2011.

  Fair Value

        In connection with our GAAP assessments and determinations of fair value for many real estate assets and liabilities, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, estimated cash flows, costs to lease properties, useful lives of the assets, costs of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Results of Operations

        Because of our investment of proceeds from our Initial Public Offering, we have experienced significant increases in our total investments since our inception. Also, as the status of our lease up and development communities have progressed, their totals have fluctuated over time, changing the proportion of our stabilized multifamily communities to our total investments. Further, effective December 1, 2011, we consolidated 23 BHMP CO-JVs (which included 6 Property Entities) and MW CO-JVs as a result of our sale of joint venture interests to the MW Co-Investment Partner and related entry into MW CO-JVs, and simultaneous amendment of all of our BHMP CO-JV operating agreements with the BHMP Co-Investment Partner whereby we obtained the controlling financial interest of each of these Co-Investment Ventures. Accordingly, the proportion of our consolidated investments have also increased, where our operating results and financial condition are reported gross rather condensed as provided by equity accounting.

        These portfolio changes have contributed to significant increases or fluctuations in many of our financial results. A summary of our investments in multifamily communities as of December 31, 2012, 2011, and 2010 is as follows:

	As of December 31,
	2012	2011	2010
Reporting Classifications:
Consolidated communities	50	41	10
Investments in unconsolidated real estate joint ventures	1	1	23

Total	51	42	33

Investment Classifications:
Equity investments
Stabilized communities	36	35	24
Lease up communities	—	—	7
Development communities	11	3	—

	47	38	31

Debt investments
Land loans	1	2	—
Mezzanine loans	3	2	2

	4	4	2

Total investments	51	42	33

        In the following sections, where we compare one fiscal year to another, we may refer to these changes to explain significant fluctuations. These transactions have affected the comparability of our financial statements as of and for the year ended December 31, 2012 as compared to 2011 and 2010.

  Fiscal year ended December 31, 2012 as compared to fiscal year ended December 31, 2011

        As discussed above, the consolidation of the BHMP CO-JVs and MW CO-JVs in December 2011 and the acquisitions and developments in 2012 and 2011 have significantly affected the comparability of our 2012 fiscal year results as compared to our 2011 fiscal year results. Because investments recorded on the consolidated basis of accounting reflect operating results gross, our 2012 results reflect increases in most operating line items, particularly revenue, property operating expenses, real estate taxes, interest expense, depreciation and amortization and a decrease in equity earnings (loss) from unconsolidated real estate joint ventures. Additionally, we recorded a gain on revaluation of equity on business combinations of $121.9 million related to the 2011 consolidations.

        Rental Revenues.    Annual rental revenues for 2012 increased $121.1 million over the same period in 2011. A substantial portion of the increase was attributable to the December 2011 consolidation of the BHMP CO-JVs and MW CO-JVs of $101.8 million and the acquisitions of Argenta, Stone Gate and West Village during the spring of 2011 of $6.7 million. Additionally, the three 2012 business combinations discussed further in Note 4, "Business "Combinations" to the consolidated financial statements, accounted for approximately $7.8 million of the increase in 2012 revenue over 2011. The remaining increase of $4.8 million in rental revenues is generally due to an increase in occupancy, which was 94% at December 2012 compared to 93% in December 2011, and a 5% increase in overall rental rates in 2012 as compared to 2011.

        Property Operating and Real Estate Tax Expenses.    Annual property operating and real estate tax expenses for 2012 increased $45.6 million over the same period in 2011. Approximately $40.2 million of this increase is a result of the consolidation of the BHMP CO-JVs and MW CO-JVs in December 2011, approximately $2.4 million is a result of the acquisitions of Argenta, Stone Gate and West Village during the spring of 2011, and approximately $3.4 million is related to the three 2012 business combinations. We expect continued increases in property operating and real estate tax expenses as a result of owning our newly acquired multifamily communities for a full reporting period and our expected acquisitions of additional real estate investments.

        General and Administrative Expenses.    The increase in general and administrative expenses of $6.3 million for 2012 compared to the same period of 2011 included $2.3 million of costs related to the Company's review of strategic alternatives, primarily financial advisory and legal fees. Additionally, in 2012, we incurred $1.8 million of off-site personnel costs reimbursed to an affiliate of our Advisor, Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), in accordance with our property management agreement with BHM Management. During 2011, BHM Management waived reimbursement of these costs.

        Acquisition Expenses.    Acquisition expenses for 2012 were approximately $2.5 million and principally related to our acquisition of Pembroke Woods and the Grand Reserve. The majority of the acquisition expenses were fees and expenses due to our Advisor. For 2011, we incurred acquisition expenses of $6.2 million principally related to our consolidated acquisitions of Argenta, West Village and Stone Gate. As we make additional consolidated operating investments in multifamily communities, acquisition expenses may increase, which could have a significant effect on our operating results. However, acquisition costs related to development investments are generally capitalized to the development and not expensed. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Expense.    Annual interest expense for 2012 increased $23.0 million over the same period in 2011. Approximately $20.5 million of the increase is attributable to the consolidation of the BHMP CO-JVs and MW CO-JVs in December 2011 and their related financing, and approximately $1.8 million is a result of the acquisitions of Argenta, Stone Gate and West Village and their related financing during 2011. Additionally, the increase was due to a full year of increased borrowing related to our mortgage loans payable as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities. These increased borrowings were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees, which have increased as a result of our reduced borrowings under the credit facility, were $2.5 million and $1.4 million during 2012 and 2011, respectively. Additionally, during 2012, interest of $2.5 million was capitalized on 11 developments. We capitalized minimal interest during the comparable period of 2011.

        Depreciation and Amortization.    Annual depreciation and amortization expense for 2012 increased $70.6 million over the same period in 2011. Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases. Approximately $67.4 million of the increase during 2012 is primarily attributable to the consolidation of the BHMP CO-JVs and MW CO-JVs in December 2011. The partially offsetting decline in 2012 is primarily attributable to the amortization of acquired in-place leases, where due to shorter amortization periods, a larger portion was fully amortized in 2011. As we make additional consolidated investments, we expect depreciation and amortization expense to continue to increase and to be a significant factor in our GAAP reported results. See the section below entitled "Funds from Operations and Modified Funds from Operations" for additional discussion.

        Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for 2012 and 2011, was approximately $7.2 million and $3.4 million, respectively. Interest income earned on our loan investments increased $3.1 million for 2012 compared to the comparable period of 2011 due to a net increase in loan investments of $11.7 million during 2012. Our cash equivalent and short-term investment balance is primarily a function of our remaining proceeds raised from our Initial Public Offering and the timing of our expenditures for investments. Our average balance of cash equivalents and short-term investments for 2012 was approximately $553.1 million compared to $354.1 million for the comparable period of 2011. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. For 2012 and 2011, interest rates continue to be at historical low interest rates, generally in the range of 0.15% to 0.50%, with no significant change between the two years.

        Gain on Revaluation of Equity on a Business Combination.    Effective July 31, 2012, the Veritas BHMP CO-JV converted its mezzanine loan receivable into an additional equity interest in the Veritas Property Entity, became the general partner of the Veritas Property Entity, and in conjunction with this transaction, consolidated the Veritas Property Entity at its fair value. A gain on revaluation of equity on a business combination of $1.7 million was recognized for the year ended December 31, 2012. In April 2011, the business combination of our investment in the Waterford Place BHMP CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community. Additionally, in December 2011, the business combinations of our investments in the BHMP CO-JVs and MW CO-JVs resulted in an aggregate gain of approximately $103.8 million. The gain was primarily a function of the recognition of recording the assets of the multifamily communities at their fair value on December 1, 2011, and we do not expect to have similar gains in the near term.

        Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for 2012 was approximately $1.2 million compared to approximately $7.9 million for the comparable period of 2011. In December 2011, we consolidated 23 BHMP CO-JVs and MW CO-JVs and accordingly ceased recording our share of their operations through equity pick-up in December 31, 2011. As of December 31, 2012, we have only one unconsolidated joint venture.

        Other Expense.    Other expense is principally related to the change in the fair values of our non-designated hedge derivatives for 2012. We did not have any non-designated hedge derivatives in 2011.

        Income from Discontinued Operations.    The income from discontinued operations relates to the dispositions of Mariposa in March 2012 and Waterford Place in May 2011. There were no other property dispositions during 2012 or 2011.

        Net Income (Loss) Attributable to Noncontrolling Interests.    Our noncontrolling interests activity relates to our acquisitions of controlling interests in the BHMP CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place BHMP CO-JV effective April 1, 2011, and the Grand Reserve BHMP CO-JV effective February 15, 2012, as well as the Veritas BHMP CO-JV's acquisition of a controlling financial interest in the Veritas Property Entity effective July 31, 2012. Net loss attributable to noncontrolling interests represents the net loss attributable to our Co-Investment Partners who own noncontrolling interests in our consolidated communities.

        Due to the activity resulting from our investments, including the consolidation of previously unconsolidated investments in real estate joint ventures, we have few comparable operating multifamily communities through December 31, 2012. Accordingly, same store reporting is currently not meaningful.

        We review our investments for impairments in accordance with GAAP. For the years ended December 31, 2012 and 2011, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends and with respect to our development investments, on changes in costs in the construction materials, construction financing costs, the period to lease up development properties and available rents on new resident tenancies.

  Fiscal year ended December 31, 2011 as compared to fiscal year ended December 31, 2010

        As discussed above under "Co-Investment Ventures—Sale of Joint Venture Interests During 2011", the consolidation of the 23 BHMP CO-JVs and MW CO-JVs in December 2011 significantly affected the comparability of our 2011 results with 2010. Additionally, we recorded a gain on revaluation of equity on business combinations of $121.9 million related to the 2011 consolidations.

        As an aid to analyzing our 2011 results compared to 2010, the following tables reflect the 2011 results as reported in the consolidated balance sheets and the consolidated statements of operations less the effect of all of the 2011 business combinations (in millions):

For the Year Ended December 31,	2011	Less: 2011 Amounts from Business Combinations	2011 Results net of Business Combinations	2010	Current Year Change Net of Business Combinations
Rental revenues	$67.4	$(18.4)	$49.0	$28.9	$20.1
Expenses
Property operating expenses	20.3	(5.5)	14.8	8.7	6.1
Real estate taxes	9.3	(2.1)	7.2	4.0	3.2
Asset management fees	6.3	—	6.3	5.2	1.1
General and administrative expenses	4.6	(0.2)	4.4	4.2	0.2
Acquisition expenses	6.2	(6.2)	—	10.8	(10.8)
Interest expense	11.2	(3.9)	7.3	4.9	2.4
Depreciation and amortization	38.8	(16.7)	22.1	20.2	1.9

Total expenses	96.7	(34.6)	62.1	58.0	4.1

Interest income	3.5	(0.3)	3.2	1.4	1.8
Gain on revaluation of equity on business combinations	121.9	(121.9)	—	—	—
Gain on sale of partial interest in unconsolidated joint venture	5.7	—	5.7	—	5.7
Equity in loss of investments in unconsolidated real estate joint ventures	(7.9)	0.2	(7.7)	(6.9)	(0.8)

Income (loss) from continuing operations	93.9	(105.8)	(11.9)	(34.6)	22.7
Income (loss) from discontinued operations	0.6	(0.3)	0.3	—	0.3

Net income (loss)	94.5	(106.1)	(11.6)	(34.6)	23.0
Net (income) loss attributable to noncontrolling interests	4.1	(4.3)	(0.2)	—	(0.2)

Net income (loss) attributable to common stockholders	$98.6	$(110.4)	$(11.8)	$(34.6)	$22.8

        Where the headings below refer to adjusted amounts, we are describing the activity net of the business combinations. For the other headings, where the business combinations do not have a direct effect on our results, we are describing the full activity between reported 2011 results to 2010 results.

        Rental Revenues Adjusted.    Rental revenues for 2011 and 2010 were approximately $49.0 million and $28.9 million, respectively. The increase was due primarily to reporting a full year of operations for our 2010 acquisitions. Additionally, physical occupancy of our portfolio as of December 31, 2011 was 93% as compared to 88% as of December 31, 2010 as all of our properties were stabilized as of December 31, 2011.

        Property Operating and Real Estate Tax Expenses Adjusted.    Property operating and real estate tax expenses for 2011 and 2010 were approximately $22.0 million and $12.7 million, respectively. The increase was due primarily to reporting a full year of operations for our 2010 acquisitions.

        Asset Management Fees.    Asset management fees for 2011 and 2010 were approximately $6.3 million and $5.2 million, respectively. These fees for each period are based on the amount of our gross real estate investments, the time period in place and the asset management fee rate. As our asset management fees are calculated based on our share of investments, the business combinations did not affect our asset management fee expense. Accordingly, the increase is due to the timing and funded amounts of our investments during the past twelve months.

        Acquisition Expenses.    Acquisition expenses for 2011 were approximately $6.2 million and related to the acquisitions discussed above. Acquisition expenses for 2010 were approximately $10.8 million and related to our acquisitions of the Lofts at Park Crest, Acacia on Santa Rosa Creek, Burnham Pointe, The Reserve at La Vista Walk and Allegro. The majority of the acquisition and expenses were fees and expenses due to our Advisor.

        Interest Expense Adjusted.    Interest expense for 2011 and 2010 was approximately $7.3 million and $4.9 million, respectively. The increase was principally due to increased borrowings related to our mortgage notes payable which increased during 2011 as we obtained new mortgage financing in 2011 related to Argenta, Acappella, Allegro, the Lofts at Park Crest, and the Satori, District and Cyan Property Entities. The increased borrowings in 2011 were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees were $1.4 million and $1.2 million during 2011 and 2010, respectively.

        Depreciation and Amortization Adjusted.    Depreciation and amortization expense for 2011 and 2010 was approximately $22.1 million and $20.2 million, respectively. Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases. As noted above, the increase is due to our consolidated multifamily communities acquired during 2010.

        Interest Income Adjusted.    Interest income, which primarily included interest earned on our cash equivalents, for 2011 and 2010 was approximately $3.2 million and $1.4 million, respectively. Our cash equivalent balance is primarily a function of the timing and magnitude of the proceeds raised from our Initial Public Offering and our expenditures for investment activities. Accordingly, our cash equivalent balances are subject to significant changes. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents were substantially held in daily liquidity bank deposits. Additionally, during 2011, we provided financing for one mezzanine loan and three land loans and earned interest income of $1.2 million on these loans.

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

        Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for 2011 was approximately $7.9 million compared to equity in loss of approximately $6.9 million for 2010. As only $0.2 million related to business combinations, the analysis is based on the unadjusted amount. A breakdown of our approximate equity in earnings (loss) by type of underlying investments is as follows (amounts in millions):

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

        Earnings from underlying loan investments decreased for 2011 as compared to 2010 primarily due to the BHMP CO-JV conversion of mezzanine notes to additional equity interests for Satori, Skye 2905, and The Venue during 2010 and The Cameron during April 2011. As a result, these BHMP CO-JVs did not have any interest income or only minor amounts for 2011. These BHMP CO-JVs had interest income of approximately $2.6 million for 2010.

        Equity in loss from stabilized/non-comparable investments increased for 2011 compared to the comparable period in 2010 as all remaining properties in lease up as of December 31, 2010 have moved from lease up to stabilized/non-comparable as of December 31, 2011 and subject to a full year of depreciation and amortization. While most of our stabilized/non-comparable investments produced an overall loss, primarily due to non-cash expenses for depreciation and amortization, these investments provided cash distributions from operating activity of approximately $11.6 million during 2011.

        Equity in loss from equity investments in multifamily communities in lease up decreased for 2011 compared to the comparable period in 2010, primarily due to a decrease in the number of properties underlying our investments that were in lease up. There were no properties in lease up as of December 31, 2011. As of December 31, 2010, there were five investments classified as lease ups.

        Income (Loss) from Discontinued Operations.    The income (loss) from discontinued operations relates to the Waterford Place BHMP CO-JV's disposition of the Waterford Place community in May 2011. The Waterford Place community was included in our consolidated results effective April 1, 2011 with our acquisition of a controlling interest in the Waterford Place BHMP CO-JV. Prior to April 1, 2011, the operations of the Waterford Place BHMP CO-JV were included in equity in loss of investments in unconsolidated real estate joint ventures. The Waterford Place community was sold on

May 11, 2011. Accordingly, the Waterford Place community operations are classified as discontinued operations only for the period from April 1, 2011 to May 11, 2011. Additionally, as of December 31, 2011, we have classified Mariposa as held for sale and accordingly, have presented Mariposa's results of operations in discontinued operations for 2011 and 2010. There were no other property dispositions in 2011 or 2010.

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

  Significant Balance Sheet Fluctuations

        The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets between December 31, 2012 and 2011.

        Total real estate, net increased approximately $192.0 million, principally as a result of our 2012 acquisitions and business combinations and costs incurred in connection with our developments. Our 2012 acquisitions consisted of Pembroke Woods, a 240 unit multifamily community located in Pembroke, Massachusetts in April 2012, and The Grand Reserve, a 140 unit multifamily community located in Dallas, Texas in February 2012 through a BHMP CO-JV. The combined purchase price for these two acquisitions was $74.9 million. Additionally, we completed a business combination effective July 31, 2012, acquiring a controlling financial interest in Veritas, a 430 unit multifamily community located in Henderson, Nevada. For the year ended December 31, 2012, we also increased our investment in developments by $135.9 million. During 2012, we invested in eight new developments and continued our development progress on our other three developments. These increases were partially offset by depreciation expense of $83.9 million for the year ended December 31, 2012.

        Cash and cash equivalents decreased $204.9 million, principally as a result of the 2012 acquisitions and expenditures related to the developments as discussed above, a combined total of $191.4 million. Also contributing to the decrease were redemptions on our common stock of $15.5 million in 2012. This decrease was partially offset by the receipt of proceeds of $23.9 million from the sale of Mariposa in March 2012. Additionally, we received financing proceeds of $233.8 million less loan payoffs of $199.5 million during 2012.

        Assets held for sale and liabilities related to assets held for sale decreased as the sale of Mariposa closed in March 2012.

        Intangibles, net decreased $20.7 million principally due to normal amortization of intangible assets during the year ended December 31, 2012. This decrease was partially offset by acquired intangibles of $2.9 million related to the Grand Reserve, Pembroke, and Veritas business combinations during the year ended December 31, 2012.

        Mortgage loans payable increased $65.1 million principally due to the Veritas business combination effective July 31, 2012 which added $37.1 million of variable rate debt. Additionally, we closed two new loans totaling $33.7 million during 2012. These increases were partially offset by principal payments made during 2012.

Cash Flow Analysis

        Similar to our discussion above related to "Results of Operations," many of our cash flow results are affected by our 2012 and 2011 acquisition activity, the consolidation of 23 BHMP CO-JVs and

MW CO-JVs in December 2011, and the transition of multifamily communities from lease up to stabilized operations, along with changes in the number of our developments. We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily investments. We currently expect developments to constitute one of our primary investment focuses. Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect the investment period could extend through parts of 2013; however, once invested we expect a decline in our acquisition and development activity. Accordingly, our sources and uses of funds may not be comparable in future periods.

  For the year ended December 31, 2012 as compared to the year ended December 31, 2011

        Cash flows provided by operating activities for the year ended December 31, 2012 were $63.4 million as compared to cash flows provided by operating activities of $31.7 million for the same period in 2011. The increase in cash provided by operating activities is primarily due to the acquisitions of consolidated multifamily communities and increased stabilized multifamily community activities noted above. A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization. Our depreciation and amortization non-cash charges increased by $66.7 million for 2012 as compared to the same period in 2011. This significant increase in depreciation and amortization is a result of the consolidation of the BHMP CO-JVs and MW CO-JVs on December 1, 2011. We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities. Distributions received from investments in unconsolidated real estate joint ventures were $14.6 million for 2011 compared to $0.2 million for the comparable period of 2012 and declined due to the consolidation of the BHMP CO-JVs and MW CO-JVs. We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities to the extent we invest the remaining cash from our Initial Public Offering in consolidated multifamily communities.

        Cash flows used in investing activities for the year ended December 31, 2012 were $221.6 million compared to cash flow used in investing activities of $9.7 million during the comparable period of 2011. The increase in cash used in investing activities was principally due to our acquisitions of Pembroke Woods, the Grand Reserve (through a BHMP CO-JV) and land for future development. Additionally, during 2012, we acquired additional noncontrolling interests in three BHMP CO-JVs for approximately $17.6 million and issued a net of $17.9 million in notes receivable. These increases in cash used in investing activities were partially offset by the sale of Mariposa in March 2012 which generated net cash proceeds of $23.9 million. During 2011, the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer netted proceeds of $50.6 million. Additionally, during December 2011, we sold joint venture interests in six of our multifamily communities resulting in net proceeds of $101.0 million. We had no such sales in 2012, and while we may have sales in the future, we do not expect future sales to be a regular source of cash flow. We had one new investment in a mezzanine loan through an unconsolidated real estate joint venture for 2012. As all but one of our Co-Investment Ventures are consolidated, we may have fewer investments in unconsolidated real estate joint ventures in future periods. Providing an additional source of investing cash flow for 2011 were BHMP CO-JV and MW CO-JV distributions related to financings for Cyan/PDX, Skye 2905, 55 Hundred, Venue, Satori and The District Universal Boulevard of $14.6 million, which were returns of investments in unconsolidated real estate joint ventures. As all existing BHMP CO-JVs and MW CO-JVs were consolidated in December 2011, we had no distributions related to financings for 2012.

        Cash flows used in financing activities for the year ended December 31, 2012 were $46.6 million compared to cash flows provided by financing activities of $580.9 million for the comparable period of 2011. For 2011, net proceeds from our Initial Public Offering were approximately $539.6 million. There were no net proceeds from our Initial Public Offering for 2012, as our Initial Public Offering ended in September 2011. During 2012, we obtained financing proceeds from two new loans for $33.7 million.

We also refinanced four loans, obtaining long-term fixed rate financing, paying principal of $199.5 million and receiving proceeds of $200.1 million. During 2011, we received mortgage financing proceeds of $269.4 million and repaid $116.5 million in mortgage financing. With the proceeds of our Initial Public Offering, we have not utilized our credit facility for any net draws during 2012. As we deploy these offering proceeds, we may utilize the credit facility as we did during 2011 to bridge and manage our cash. For 2012, distributions on our common stock increased due to increased common stock outstanding from our Initial Public Offering as compared to the comparable period of 2011, partially offset by a decrease in the distribution rate in the second quarter of 2012 from an annual rate of 6% to 3.5% (based on a $10 share price). Additionally, redemptions for 2012 were less than the redemptions for the same period in 2011. Redemptions paid in 2012 only related to redemptions paid in the first quarter of 2012 as the SRP was suspended effective June 18, 2012, and we did not redeem any shares in the second, third and fourth quarters of 2012. With our board of directors' decision to modify and reinstate the SRP effective March 1, 2013, we expect redemptions to increase in future periods. Under the current terms of the SRP, redemptions are limited to $7 million per quarter.

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

        Cash flows used in investing activities for the year ended December 31, 2011 were $9.7 million compared to $461.2 million during the comparable period of 2010. The decline was due to sales of multifamily investments in 2011 and to fewer 2011 acquisitions with cash consideration as compared to 2010 as noted above. Providing a source of cash was the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer, netting proceeds of $50.6 million. Additionally, during December 2011, we sold joint venture interests in six of our multifamily communities resulting in net proceeds of $101.0 million. There were no sales in the same period in 2010. The decline was also due to the acquisitions and other investments of $187.3 million of investments in unconsolidated real estate joint ventures in 2010 compared to only one acquisition and other investments of $32.1 million of investments in unconsolidated real estate joint ventures in 2011. During 2011, we began investing in mezzanine and land loans related to multifamily developments. For the year ended December 31, 2011, we advanced $22.4 million under such loans. Also providing a source of investing cash flow for the year ended December 31, 2011 were BHMP CO-JV and MW CO-JV distributions related to financings for Cyan/PDX, Skye 2905, 55 Hundred, Venue, Satori and The District Universal Boulevard of $14.6 million as compared to $7.7 million, and for the year ended December 31, 2010 from BHMP CO-JVs related to financings for the Calypso Apartments and Lofts and 4550 Cherry Creek which were returns of investments in unconsolidated real estate joint ventures.

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

Liquidity and Capital Resources

        With the completion of our Initial Public Offering, the Company has cash and cash equivalents of $450.6 million as of December 31, 2012. We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities. We may invest in individual acquisitions and portfolios with other multifamily companies. Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

        Generally, cash needs for items other than our investments, including any related acquisition and financing costs, include our operating expenses, general administrative expenses, asset management fees, and, with the reinstatement of our share redemption program effective March 1, 2013, redemptions of our common stock. We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments. However, as we currently intend to focus on development investments, which require a time period to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows. Based on our current distribution levels, our current operating cash flow is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances and on the returns from these anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods to invest and produce stabilized cash flows, we may use portions of the remaining proceeds from our Initial Public Offering to fund redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments. During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments. These lower returns may affect our ability to make distributions or the amount actually disbursed. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

        We expect to utilize our cash flow from operating activities and our credit facility predominantly for the uses described above. Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

  Short-Term Liquidity

        Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility. As of December 31, 2012, our cash and cash equivalents balance was $450.6 million, compared to $655.5 million as of December 31, 2011. The decrease is primarily due to the acquisitions and development expenditures made during the year ended December 31, 2012 of $191.4 million. For the year ended December 31, 2011, we received gross proceeds from our Initial Public Offering and our DRIP of approximately $638.0 million and cash proceeds from our sale of partial interests to the MW Co-Investment Partner of $100.6 million.

        Our consolidated cash and cash equivalent balance of $450.6 million as of December 31, 2012 includes approximately $19.0 million held by individual Co-Investment Ventures. These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to us and other owners.

        Our cash and cash equivalents are invested in bank demand deposits and money market accounts and a high grade money market fund. Our short-term investments have a weighted average remaining maturity of four months and at maturity are expected to be converted into cash and cash equivalents or rolled into similar temporary, short-term deposits. We manage these credit exposures by diversifying our investments over several financial institutions. However, because of the degree of our short-term balances, a substantial portion of our holdings are in excess of U.S. federal insured limits. Further, beginning in 2013, certain non-interest bearing deposits, which were fully federally insured, are now subject to the same $250,000 insurance limit as other deposits further increasing the amount of our deposits that are in excess of U.S. federal insured limits and requiring us to rely more on the credit worthiness of our deposit holders and our diversification strategy.

        With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above. Cash flow from operating activities was $63.4 million for the year ended December 31, 2012 compared to $31.7 million for the comparable period in 2011. The increase in cash flow from operating activities is principally due to the conversion from equity accounting for most of our Co-Investment Ventures to consolidated accounting. We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed. Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excludes distributions related to capital activity, primarily debt financings). Distributions related to operating activities were $20.4 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

        With our positive cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses. Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves. Further, we expect our share of operating cash flows to benefit from our recent acquisitions. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

        Our board of directors has modified and reinstated our share redemption program effective March 1, 2013, pursuant to which we expect to fund our first redemptions near the beginning of the third quarter of 2013. (See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for a description of our share redemption program.) We expect to fund redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity. We are currently uncertain as to the amount of redemptions that will be requested and consequently, the liquidity required. However, the share redemption program does currently provide a limit of $7 million of redemptions per quarter. This limit, which may be changed by the board of directors, provides a current upper limit on the liquidity requirements. The liquidity required to meet the share redemptions could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing.

        During our Initial Public Offering, we experienced significant increases in the absolute amount of our regular distributions on our common stock. With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, our board of directors set our second quarter 2012 distribution rate to an annual rate of 3.5% and have since approved this rate for the 2012 third and fourth quarters and the 2013 first quarter, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6%. This reduction, if continued going forward, would reduce our distributions payable and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions. In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions. During 2012 and 2011, the percentage of our regular distributions that has been reinvested has averaged approximately 55%.

        As further described above in "Cash Flow Analysis", the SRP was suspended effective June 18, 2012, and we did not redeem any shares in the second, third and fourth quarters of 2012. Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million and $17.8 million in redemptions during 2012 (through the suspension date) and the year ended December 31, 2011, respectively.

        We also have a $150.0 million credit facility which we intend to use to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs. The credit facility matures on April 1, 2017, when all unpaid principal and interest is due, and provides for fees based on unutilized amounts and minimum usage. The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees. Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities, and we may add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. We may elect to add multifamily communities to the collateral pool in order to increase amounts available for borrowing.

        The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions. We believe we are in compliance with all provisions as of December 31, 2012.

        If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding. We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development. When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10.0 million. The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged. As of December 31, 2012, we may additionally draw approximately $127.2 million. Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

        The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of December 31, 2012		For the Year Ended December 31, 2012
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Rate(a)	Maximum Balance Outstanding
Borrowings	$10.0	2.3%	$10.0	2.3%	$10.0

(a)
The average rate is based on month-end rates for the period.

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

        As discussed above, we have $450.6 million of cash and cash equivalents as December 31, 2012 and we expect to use a substantial portion of these funds for additional investments in multifamily communities, primarily developments, and to a lesser extent multifamily operating and debt investments. The actual amount invested will depend on the extent we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses. If our primary investments are developments, the time period to invest the funds and achieve a stabilized return could be longer. Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

        We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies. The advantage of portfolio or merger acquisitions is that larger amounts of capital can be deployed more quickly.

        We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners. As of December 31, 2012, approximately $1.9 million of PGGM's $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $17.5 million. PGGM is an investment vehicle for Dutch pension funds. According to the sponsor of PGGM's website, PGGM's sponsor currently manages approximately 128 billion euro (approximately $169 billion, based on exchange rates as of December 31, 2012) in pension assets for over 2.5 million people as of October 2012. Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

        As of December 31, 2012, if the remaining BHMP Co-Investment Partner's funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $2.3 million. We anticipate using the remaining proceeds of our Initial Public Offering and other sources described in this section to fund any amounts required.

        As of December 31, 2012, we have eight other Co-Investment Ventures. These other Co-Investment Ventures were established for the development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital. As of December 31, 2012, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

        We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development. As of December 31, 2012, we have three wholly owned debt investments and one unconsolidated debt investment through a BHMP CO-JV. There is $1.2 million remaining to be funded on the wholly owned debt investments and $8.5 million remaining to be funded on the unconsolidated debt investment, of which our share is $4.7 million. We believe each of the borrowers is in compliance with our debt agreements.

        For each equity investment, we will also evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the Co-Investment Venture level or at the Property Entity level, where both have third party partners. For wholly owned acquisitions, we may acquire communities with all cash and then once a sufficient portfolio of unsecured communities is in place, obtain unsecured financing. We may also use our credit facility to fully or partially fund development costs, which we may then later finance with construction or permanent financing.

        Company level debt is defined as debt that is an obligation of the Company. If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgage loans payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2012, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

        As of December 31, 2012, we and our BHMP Co-Investment Partner have five equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $9.5 million to Property Entities as of December 31, 2012. These Property Entities also have property debt and/or other joint venture obligations. As of December 31, 2012, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of the joint venture's obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture Partner may have to fund any deficiency. Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

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

        In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality multifamily communities. As of December 31, 2012, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 3.86% and 3.87%, respectively. During 2012, we and Co-Investment Ventures closed new financings of $33.7 million at a weighted average interest rate of 3.1%. As of December 31, 2012, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was six and five years, respectively.

        As of December 31, 2012, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at December 31, 2012 was 0.21%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share(a)
Company Level
Permanent mortgages—fixed interest rates	$30.3	3.86%	2018	$30.3
Permanent mortgages—variable interest rates	24.0	Monthly LIBOR + 2.45%	2014(b)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0

Total Company Level	64.3			64.3

Co-Investment Venture Level—Consolidated:
Permanent mortgages—fixed interest rates	902.2	3.87%	2013 to 2020(b)(c)	503.7
Permanent mortgages—variable interest rate	12.5	Monthy LIBOR + 2.35%	2017(b)	6.9

	914.7			510.6

Plus: Unamortized premium adjustments from business combinations	10.6

Total Co-Investment Venture Level—Consolidated	925.3

Total All Levels	$989.6			$574.9

(a)
Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our share of contributed capital, as applicable. These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.

(b)
Includes loan(s) with one or two-year extension options for a fee of generally 0.25% of outstanding principal.

(c)
A $23.0 million loan with a fixed interest rate of 6.46% and maturing in March 2013, was repaid in January 2013. Additionally, a $25.0 million loan with a fixed interest rate of 4.63% and maturing in May 2013, was refinanced in February 2013 and replaced with a $29.0 million loan with a fixed interest rate of 3.17% and a maturity of February 2019.

        Certain of these debts contain covenants requiring the maintenance of certain operating performance levels. As of December 31, 2012, we believe the respective borrowers were in compliance with these covenants. The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

        Contractual principal payments for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
2013	$—	$51.5	$27.5
2014	$24.0	$5.6	$3.2
2015	$0.2	$84.0	$46.4
2016	$0.6	$168.1	$92.7
2017	$10.6	$235.2	$127.5
Thereafter	$28.9	$370.3	$213.3

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

        GSEs have been an important financing source for multifamily communities. The U.S. Government continues to discuss potential restructurings of the GSEs including possible privatizations. As a possible first step to these actions, in August 2012, the U.S. Government imposed minimum distribution requirements for the GSEs, generally equal to their reported net income. This will have the effect of limiting the growth of GSE operations by restricting the reinvestment of their retained earnings. With the newly elected U.S. Congress and re-elected President, additional restrictions may also be imposed in the future. Accordingly, we have and will continue to maintain other lending relationships. As of December 31, 2012, approximately 69% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. Recently, other loan providers, primarily insurance companies and to a lesser extent banks, have been a significant source for multifamily community financing, and we expect this trend to continue. Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

        Additional sources of long-term liquidity may be increased leverage on our existing investments. As of December 31, 2012, the leverage on our portfolio, as measured by GAAP cost, was approximately 45%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%. In addition, as of December 31, 2012, a wholly owned multifamily community and two of our Co-Investment Ventures have multifamily communities with combined total carrying values of approximately $114.4 million that are not encumbered by any secured debt.

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

        Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects. We may also use sales proceeds for other uses, including distributions on our common stock. Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements. For all BHMP CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment. We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million. In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.

        In March 2012, our board of directors declared a $0.06 per share special cash distribution related to the sale of the Mariposa. (See "Distribution Activity" section below.) There is no assurance the board will declare any special distributions in the future.

        Our development investment activity includes both equity and loan investments (including one unconsolidated loan investment through a BHMP CO-JV). Equity investments are structured on our own account or with Co-Investment Partners. Loan investments include mezzanine loans and land loans. One of the land loans includes options to convert into equity at our option.

        The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development investments as of December 31, 2012 (amounts in millions):

Community	Location	Type	Units	Total Costs Incurred as of December 31, 2012	Total Estimated Costs	Our Share of Total Estimated Costs	Estimated Completion Date	Effective Ownership(a)
Equity investments :
Allegro Phase II	Addison, TX	Wholly Owned	121	$9.4	$16.4	$16.4	2nd Quarter 2013	100%
The Franklin Delray	Delray Beach, FL	Wholly Owned	180	20.7	33.1	33.1	3rd Quarter 2013	100%
4110 Fairmount(b)	Dallas, TX	Co-Investment Venture	299	14.1	47.8	47.8	3rd Quarter 2014	100%
Arpeggio Victory Park(b)	Dallas, TX	Co-Investment Venture	377	22.4	62.0	62.0	3rd Quarter 2014	100%
21 Lawrence	Denver, CO	Co-Investment Venture	212	8.1	50.8	50.8	4th Quarter 2014	80%
Allusion West University(b)	Houston, TX	Co-Investment Venture	231	15.4	43.8	43.8	4th Quarter 2014	100%
Seven Rio(b)	Austin, TX	Co-Investment Venture	221	8.1	60.7	60.7	4th Quarter 2014	90%
Audubon	Wakefield, MA	Co-Investment Venture	186	7.3	51.8	51.8	1st Quarter 2015	80%
The Muse Museum District(b)	Houston, TX	Co-Investment Venture	270	13.1	51.2	51.2	2nd Quarter 2015	80%
Water Street	Cambridge, MA	Co-Investment Venture	392	24.3	191.1	191.1	3rd Quarter 2015	80%
Renaissance Phase II	Concord, CA	BHMP CO-JV	180	8.7	50.7	27.9	4th Quarter 2015	55%

Total equity investments			2,669	$151.6	$659.4	$636.6

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

Community	Location	Type	Units	Total Commitment	Amounts Advanced at December 31, 2012	Fixed Interest Rate	Maturity Date	Effective Ownership(a)
Consolidated loans:
The Domain	Houston, TX	Mezzanine loan	320	$10.5	$9.8	14.0%	April 2014(b)	100%
Jefferson at One Scottsdale	Scottsdale, AZ	Mezzanine loan	388	22.7	21.5	14.5%	December 2015(b)	100%
Pacifica	Costa Mesa, CA	Land loan	113	4.9	4.9	10.0%	April 2013	100%

			821	38.1	36.2

Unconsolidated loan:
TDI 121 Custer	Allen, TX	Mezzanine loan	444	14.1	5.6	14.5%	August 2015(b)	55%

Total loans			1,265	$52.2	$41.8

(a)
Effective ownership represents our current ownership percent in the mezzanine or land loan.

(b)
The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

        We have commenced development activities for all of the developments in which we currently have an equity interest. As of December 31, 2012, we have entered into construction and development contracts with $135.3 million remaining to be paid. These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months. These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us for pricing increases or cost overruns. We expect to enter into additional construction contracts on similar terms during 2013.

        Subsequent to December 31, 2012, we made additional investments not included in the table above. In January 2013, we acquired land, plans and other predevelopment assets for a development in McLean, Virginia through a joint venture with a third party developer. Our share of the cash purchase price was $28.8 million. The development is a planned 461 unit multifamily community with a total estimated cost of approximately $212 million. We expect to enter into construction contracts during 2013. We intend to utilize existing cash balances, our credit facility, and/or a construction loan to finance our share of the development costs. Additionally, we made a $12.3 million mezzanine loan to a third party developer to fund the construction of a 321 unit multifamily community in Kendall, Florida. At the closing of the loan in January 2013, we funded approximately $9.2 million. The loan bears interest at 15% and matures in January 2016.

        Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments. We are currently in discussions with lenders on obtaining construction financing. In February 2013, we obtained a $21.9 million, 30-day LIBOR plus 225 basis points, three year term construction loan related to the Allusion West University development. We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 275 basis points over 30-day LIBOR. As of December 31, 2012, 30-day LIBOR was 0.21%. If long-term financing is attractive, we may also obtain construction to permanent financing, which is a loan arrangement which includes permanent, fixed rate financing that is placed during the development. We would expect that in addition to a full security interest in the development property, these construction loans would require that we provide recourse guarantees to the lender regarding the completion of the project within a specified time and cost and a repayment of all or a portion of the construction financing. There is no assurance that any of these terms would still be available at the time of any financing.

        Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition. As of December 31, 2012, the remaining amounts of deferred maintenance for these recent acquisitions are not significant. For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current stabilized multifamily communities, to be in the range of $6.0 million to $15.0 million for the next three to five years.

Distribution Activity

  Regular Distributions

        The distributions funded with cash for the years ended December 31, 2012 and 2011 were approximately $32.3 million and $35.6 million, respectively. Distributions funded through the issuance of shares under our DRIP for the years ended December 31, 2012 and 2011 were approximately $39.7 million and $44.1 million, respectively. For the years ended December 31, 2012 and 2011, cash flows from operating activities net of distributions paid to noncontrolling interests for operations were approximately $42.9 million and $29.9 million, respectively. For the year ended December 31, 2011, distributions to stockholders funded with cash exceeded cash flow from operating activities by $5.7 million. During 2011, our cash distributions in excess of our cash flow from operations were funded from our available cash. The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions. We terminated our Initial Public Offering in September 2011 raising net proceeds in 2011 of $539.6 million. In May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6 million and a GAAP gain of $18.1 million. In December 2011, we sold partial interests in multifamily communities to the MW Co-Investment Partner, realizing cash proceeds of $101.0 million, a GAAP gain of $5.7 million and an increase in additional paid-in capital of $39.6 million. For more information about our distributions, our distribution policy, and the reduction in our distribution rate beginning in April 2012 see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Distributions" of this Annual Report on Form 10-K.

  Special Cash Distribution

        As discussed further above under "Special Cash Distribution and Effects of Special Distribution," in March 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The total special cash distribution of approximately $10.0 million was paid on July 11, 2012. The sale of Mariposa resulted in net proceeds of $23.9 million and a GAAP gain, including the effects of GAAP depreciation and amortization, of $13.3 million.

Off-Balance Sheet Arrangements

        Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures. As of December 31, 2012, we had one investment of $3.0 million in an unconsolidated joint venture, TDI 121 Custer, which was made through the Custer BHMP CO-JV. In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas. The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of December 31, 2012, approximately $5.6 million of the total commitment has been advanced under the mezzanine loan (of which our share was $3.0 million). The Custer BHMP CO-JV does not have an equity investment in the development. This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations. Our effective ownership in the Custer BHMP CO-JV is 55%. Distributions are made pro rata in accordance with ownership interests. The Custer BHMP CO-JV has no debt, and its sole operating asset is the mezzanine loan. We expect to fund our share of the mezzanine loan commitment from our cash.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        We have contractual obligations related to our mortgage loan payables, credit facility, developments and capital expenditures and maintenance of our multifamily communities. The following table summarizes our primary contractual obligations as of December 31, 2012 (amounts in millions):

	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage loans
Principal payments	$969.0	$51.5	$29.6	$84.2	$168.7	$235.8	$399.2
Interest expense	163.0	35.0	33.7	30.9	27.7	19.5	16.2

	1,132.0	86.5	63.3	115.1	196.4	255.3	415.4
Credit Facility(a)
Principal payments	10.0	—	—	—	—	10.0	—
Interest expense and fees	11.4	2.7	2.7	2.7	2.7	0.6	—

	21.4	2.7	2.7	2.7	2.7	10.6	—
Obligations related to developments(b)	135.3	135.3	—	—	—	—	—
Commitment to fund draws under mezzanine note receivable(c)	1.2	1.2	—	—	—	—	—
Capital expenditures related to multifamily communities	0.2	0.2	—	—	—	—	—

Total contractual obligations	$1,290.1	$225.9	$66.0	$117.8	$199.1	$265.9	$415.4

(a)
The principal amounts provided for our credit facility are based on amounts outstanding as of December 31, 2012, which are currently not due until final maturity of the credit facility. We may from time to time increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of December 31, 2012, under the credit facility. Amounts are included through the current stated maturity date of April 2017.

(b)
As of December 31, 2012, we have entered into construction and development contracts with $135.3 million remaining to be paid. Timing of payment is dependent upon the development schedule and other factors outside of our control. For presentation purposes, we have included the full $135.3 million in 2013; however, some expenditures may not occur until 2014. We anticipate entering into additional construction and development contracts as developments are finalized and permitted.

(c)
We have made a $22.7 million mezzanine loan to a third party developer, and as of December 31, 2012, $21.5 million is outstanding, with $1.2 million remaining to be funded.

        All of our BHMP CO-JVs, MW CO-JVs and those Property Entities in which we have an equity investment include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2012, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

        All of our other Co-Investment Ventures include put provisions for the other Co-Investment Venture partner. The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at December 31, 2012, have a contractual total of approximately $17.1 million for all of the Co-Investment Ventures. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of December 31, 2012, we have recorded approximately $3.9 million as redeemable noncontrolling interests. These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development. Separate from put provisions, we have recorded in our December 31, 2012 consolidated balance sheets redeemable noncontrolling interests of $4.7 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

        The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement. We will record rental revenue from the housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2012 and 2011, we have approximately $17.5 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities.

        We are currently evaluating California's status of these arrangements in light of the California legislature's termination of the State's redevelopment agencies effective in February 2012 due to state budget deficits. Since the termination, we did receive our scheduled annual payment per the terms of our agreement in October 2012 which relates to the annual period ended June 30, 2013. In November 2012, the State passed constitutional amendments to increase income and sales tax rates; however, there has not been any official notice of the reinstatement of redevelopment agencies or changes in status of our arrangements. If the State was to terminate or default on the arrangements, we believe we could lease the units without affordable housing support at higher rents, but could incur short term losses and additional capital expenditures during the transition.

        Our board of directors has modified and reinstated our share redemption program effective March 1, 2013, where we expect to fund our first redemptions near the beginning of the third quarter of 2013. (See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for a description of our share redemption program.) We expect to fund redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity. As the share redemption program has not yet become effective, we are currently uncertain as to the amount of redemptions and consequently, the liquidity required. However, the share redemption program does currently provide a limit of $7 million of redemptions per quarter. This limit, which may be changed by the board of directors in future periods, does provide an upper limit on the liquidity requirements. The liquidity required to meet the share redemptions could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing.

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

        Funds from operations ("FFO") is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as currently defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset. Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties, operating costs during lease up of developments, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures' portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

        Accordingly, in addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") as currently defined by the Investment Program Association ("IPA"). The IPA's Guideline 2010-01, "Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations" defines MFFO as FFO further adjusted for the following items:

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

        FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash, an expense in the determination of our GAAP net income, and a use of our cash flow from operating activities. FFO and MFFO are also not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO. Although the Company has not historically incurred any impairment charges, investors are therefore cautioned that we may not recover any impairment charges in the future. MFFO also excludes rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results and any fair value losses may not be recoverable from future operations. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

        The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to common stockholders	$(12.5)	$98.6	$(34.6)
Real estate depreciation and amortization, net of noncontrolling interests(a)	64.1	56.1	43.1
Gain on sale of real estate	(13.3)	—	—
Gain on sale of joint venture interests	—	(5.7)	—

FFO attributable to common stockholders	38.3	149.0	8.5
Gain on revaluation of equity on business combinations, net of noncontrolling interest	(0.9)	(121.9)	(2.7)
(Gain) loss on early extinguishment of debt, net of noncontrolling interest	0.3	—	(0.1)
Acquisition expenses, net of noncontrolling interests(b)	2.5	6.3	12.1
Straight-line rents, net of noncontrolling interests	0.4	0.8	0.9
Loss on derivative fair value adjustment, net of noncontrolling interest	0.7	—	—
Contingent purchase price obligation adjustment	(0.1)	—	—
Amortization of premium on debt investment, net of noncontrolling interest	(0.2)	—	—

MFFO attributable to common stockholders	$41.0	$34.2	$18.7

GAAP weighted average common shares(c)	166.2	138.1	83.5

Net income (loss) per common share	$(0.08)	$0.71	$(0.41)

FFO per common share	$0.23	$1.08	$0.10

MFFO per common share	$0.25	$0.25	$0.22

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

(c)
During the year ended December 31, 2012, GAAP weighted average common shares were 166.2 million resulting in increases of 20% and 99% from the comparable periods of 2011 and 2010, respectively.

        The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

  •
  During the year ended December 31, 2012, we incurred $2.3 million of expenses related to our review of strategic alternatives. These expenses are included as a deduction in presenting net income (loss), FFO and MFFO attributable to common stockholders.

  •
  During the year ended December 31, 2012, we capitalized interest of $2.5 million on our real estate developments. These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders. Capitalized interest was not a significant contributor to net income (loss), FFO or MFFO attributable to common stockholders for years prior to 2012.

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

New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued updated guidance for fair value measurements. The guidance amended existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

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

        Inflation may affect the costs of developments we invest in, primarily related to construction commodity prices, primarily lumber, steel and concrete. Inflation for these materials has also recently been low due to lower overall construction as a result of the effects of the U.S. and global recessions. However, inflation could be become an issue due to current U.S. monetary policies or accelerated growth in American, Chinese or other global construction activities. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

        As of December 31, 2012, we had approximately $932.5 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.9%, $36.5 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.4%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%. As of December 31, 2012, we have three consolidated notes receivable with a carrying value of approximately $36.0 million, a weighted average fixed interest rate of 13.8%, and a weighted average remaining maturity of 2.1 years.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate notes receivable unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments. As we do not expect to trade or sell our fixed rate debt instruments prior to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

        Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As of December 31, 2012, we did not have any loans receivable or real estate-related securities with variable interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2012 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(0.9)	$(0.7)	$(0.5)	$(0.2)
Interest rate caps	0.1	—	—	—
Cash investments	9.0	6.8	4.5	2.2

Total	$8.2	$6.1	$4.0	$2.0

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

        As of December 31, 2012, we have four separate interest rate caps with a total notional amount of $162.7 million. Each of these interest rate caps have a single 30 day LIBOR cap rate, which if during its term future market LIBOR interest rates exceed, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount. In no event will we owe any future amounts in connection with the interest rate caps. Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt. Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider. A summary of our interest rate caps as of December 31, 2012 is as follows (amounts in millions):

Notional Amount	LIBOR Cap Rate	Maturity Date	Carrying and Estimated Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	—

$162.7			$0.3

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2012.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Estimated Share Value

        On March 1, 2013, pursuant to our Valuation Policy, our board of directors, including all of its independent members, met and established an estimated per share value of the Company's common stock equal to $10.03 per share. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Estimated Per Share Value" of this Annual Report on Form 10-K.

Distribution Reinvestment Plan

        In connection with its determination of the estimated value of our shares, and pursuant to the DRIP, our board of directors has determined that, effective March 1, 2013, distributions may be reinvested in shares of our common stock at a price of $9.53 per share, which is approximately 95% of the estimated value per share effective as of March 1, 2013. Prior to the determination of the estimated value of our shares effective as of March 1, 2013, the DRIP offering price for the most recent distribution reinvestment in February 2013 was $9.45 per share.

Share Redemption Program

        In connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our share redemption program. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Estimated Per Share Value—Share Redemption Program" of this Annual Report on Form 10-K.

Letter Agreement with Advisor

        On February 22, 2013, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of appraised value (not estimated per share value) of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended December 31, 2012, resulting in a waiver of approximately $162,000.

        The information set forth above with respect to the letter agreement related to the Advisory Management Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.6 hereto and is incorporated into this report by reference.

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

        Robert S. Aisner, 66, has served as our Chief Executive Officer and as one of our directors since December 2007. In addition, Mr. Aisner serves as Chief Executive Officer of our Advisor and our property manager. In addition, Mr. Aisner serves as a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I"), and as a director and Chairman of the Board of Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II") and as President, Chief Executive Officer and as Chairman of the Board of Adaptive Real Estate Income Trust, Inc. ("Adaptive REIT") (as of the date of this Annual Report on Form 10-K, its initial registration statement has been filed, but not yet declared effective). Mr. Aisner is also Chief Executive Officer and President of Behringer Harvard Holdings. Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct to the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II and Adaptive REIT, he has an understanding of the requirements of serving on a public company board.

        Sami S. Abbasi, 47, has served as one of our independent directors since November 2006. Since November 2011, Mr. Abbasi has served as Chief Executive Officer and Director of American Pathology Partners, Inc., a laboratory services and cancer diagnostics company. From January 2007 until September 2011, Mr. Abbasi served as Chairman and Chief Executive Officer of National Surgical Care, Inc., which owns, develops, and operates surgical facilities in partnership with physicians and healthcare systems. From November 2004 to November 2006, Mr. Abbasi served as President and Chief Executive Officer of Radiologix, Inc., a provider of diagnostic imaging services, which was acquired by RadNet, Inc., formerly known as Primedex Health Systems, Inc., in November 2006. From February 2005 until November 2006, Mr. Abbasi served as a director of Radiologix. Mr. Abbasi served as Executive Vice President and Chief Operating Officer of Radiologix from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer of Radiologix from December 2000 until March 2004. Radiologix was a leading national provider of diagnostic imaging services and was listed on the American Stock Exchange until its November 2006 acquisition by Primedex. From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, Mr. Abbasi was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi serves on the board of directors and the audit committee for American CareSource Holdings, Inc. Mr. Abbasi received his Masters of Business Administration from the University of Rochester and his Bachelor of Arts, magna cum laude, in Economics from the University of Pennsylvania.

        Our board of directors has concluded that Mr. Abbasi is qualified to serve as one of our directors and the chairman of our audit committee for reasons including his significant executive, corporate finance and accounting experience that complements that of our other board members. In particular, Mr. Abbasi has over 10 years of experience as a director and/or executive officer of private and public companies, with a broad range of responsibilities including those relating to financial statements and coordinating with external auditors. Mr Abbasi also has many years of experience in commercial and investment banking, which background enables Mr. Abbasi to provide valuable insight to our board.

        Roger D. Bowler, 68, has served as one of our independent directors since November 2006. Mr. Bowler served in various capacities at Embrey Partners, Ltd. ("Embrey"), a San Antonio, Texas based multifamily development and management company, from 1981 through 2006. From 1991 through 2006, Mr. Bowler served as Executive Vice President for Embrey and was responsible for corporate operations, as well as project feasibility, financing, and sales. Prior to his employment at Embrey, Mr. Bowler established and managed a corporate planning group for a Midwest bank holding company. Mr. Bowler also served as the Senior Financial Officer for a Houston retail and office developer. Mr. Bowler earned a Bachelor's degree in Accounting and a Masters of Business Administration in finance from Michigan State University. From 1984 through 2006, Mr. Bowler served on the Advisory Board of Directors for the JP Morgan Chase Bank of San Antonio. Mr. Bowler currently serves on the Board of Directors for the Marathon Title Insurance Company and American Village Communities, Inc. of Fairfax, Virginia. Mr. Bowler was a member of the National Multi Housing Council prior to his retirement from Embrey.

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

        E. Alan Patton, 50, has served as one of our independent directors since November 2006. In January 2011, Mr. Patton joined Hines Interests Limited Partnership ("Hines"), an international real estate firm where he currently serves as a Senior Managing Director. Mr. Patton's main focus at Hines is to expand the firm's multifamily development activity throughout the United States with involvement in site sourcing, product design, development and capital raising and financing. From 1998 to January 2011, Mr. Patton served as President of The Morgan Group, Inc., a multifamily development and management company, and was responsible for its day-to-day operations. From 1990 to 1998, Mr. Patton was the Managing Director of the Chase Bank of Texas Realty Advisory Group (formerly known as Texas Commerce Realty Advisors). During his eight-year tenure at Chase Bank, Mr. Patton developed and managed Chase's Real Estate Mezzanine Financing product, worked in the Real Estate Workout/Restructuring Group and the Commercial Real Estate Lending Group.

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

Executive Officers

        In addition to Robert S. Aisner, the following individuals serve as our executive officers:

        Robert J. Chapman, 65, has served as our President since December 2007. Mr. Chapman also serves as President of our Advisor, our property manager and an Executive Vice President of Behringer Harvard Holdings. Prior to joining Behringer Harvard in September 2007, Mr. Chapman was Executive Vice President and Chief Financial Officer of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, from December 1997 to August 2007. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. Mr. Chapman also served as a non-employee board member and the audit committee chairman of Behringer Harvard Opportunity REIT I from March 2005 to August 2007. From 1994 to 1997, Mr. Chapman was Managing Director of Heitman Capital Management Corporation. Mr. Chapman served as Managing Director and Chief Financial Officer of JMB Institutional Realty Corporation in 1994 and as Managing Director and Chief Financial Officer of JMB Realty Corporation, where he was employed from 1976 to 1994. From 1972 to 1976, Mr. Chapman was associated with KPMG LLP. Mr. Chapman received a B.B.A. in Accounting in 1970 and an M.B.A. in Finance in 1971 from the University of Cincinnati. Mr. Chapman is a CPA and, when previously affiliated with a broker-dealer, was a FINRA Registered Representative. Mr. Chapman is, or has been, a member of the Association of Foreign Investors in Real Estate, the Mortgage Bankers Association, the National Association of Real Estate Investment Trusts, the National Multi Housing Council, Pension Real Estate Association, the Real Estate Investment Advisory Council, the Urban Land Institute, the International Council of Shopping Centers, the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. Chapman has served as a Board Member of the National Association of Real Estate Companies and the Real Estate Advisory Council of the University of Cincinnati. Mr. Chapman was also previously an adjunct professor of real estate finance at DePaul University in Chicago.

        Mark T. Alfieri, 51, has served as our Chief Operating Officer since our inception in August 2006. Mr. Alfieri also serves as Chief Operating Officer of our Advisor and property manager. Prior to joining Behringer Harvard in May 2006, from January 1999 to April 2006, Mr. Alfieri was Senior Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT, where he directed investment activities for the Southwest region. During his seven-year tenure at AMLI Residential Properties Trust, Mr. Alfieri consummated over $1.4 billion in multifamily transactions. From 2000 to 2006, Mr. Alfieri was a member of CEC, AMLI's senior executive committee. In

February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate's Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1991 until 1998, Mr. Alfieri was president and Chief Executive Officer of Revest Group, Inc., a regional full service investment company. Revest was engaged in the acquisition and development of multifamily and commercial properties as a sponsor/general partner on behalf of international and domestic private investors. Mr. Alfieri also was President and Chief Executive Officer of Revest Management Services. Revest Management Services fee managed office, ministorage and multifamily properties. Mr. Alfieri graduated from Texas A&M with a Bachelor of Business Administration degree in Marketing. Mr. Alfieri is a licensed Real Estate Broker in the State of Texas. Mr. Alfieri served on the Board of Directors of the National Multi Housing Council from 2002 to 2004 and is currently a member of the National Multi Housing Council.

        Howard S. Garfield, 55, has served as our Chief Financial Officer and Treasurer since September 2009 and as our Chief Accounting Officer since May 2009. In addition, Mr. Garfield serves as Chief Financial Officer, Chief Accounting Officer and Treasurer of our Advisor and our property manager. Prior to joining Behringer Harvard in February 2009, from April 2008 to February 2009, Mr. Garfield was Senior Vice President—Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

        M. Jason Mattox, 37, has served as our Executive Vice President since December 2007. Mr. Mattox also serves as an Executive Vice President of our Advisor and our property manager and has served in these and similar executive capacities with other entities affiliated with Behringer Harvard Holdings. Mr. Mattox is also a director of Behringer Harvard REIT I and an Executive Vice President and Chief Operating Officer of Behringer Harvard Holdings.

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

        Daniel J. Rosenberg, 37, has served as our Senior Vice President—Legal and General Counsel since September 2011 and has served as our Secretary since December 2007. In addition Mr. Rosenberg serves in the same capacities for our Advisor and our property manager. Mr. Rosenberg joined Behringer Harvard in June 2004. Mr. Rosenberg is responsible for legal matters related to Behringer Harvard's multifamily platform. Prior to the formation of the first Behringer Harvard sponsored multifamily program in 2006, Mr. Rosenberg was responsible for all legal aspects of

Behringer Harvard's private offerings. Prior to joining Behringer Harvard, Mr. Rosenberg was a corporate associate at the New York office of what was then Katten Muchin Zavis Rosenman LLP, a leading national law firm, where he represented private and public companies in a wide range of corporate transactions, including acquisitions, divestitures, mergers, financings, joint ventures, private placements and high-yield debt offerings. Mr. Rosenberg received a Bachelor of Arts degree from the University of Wisconsin at Madison and a Juris Doctor degree from Emory University School of Law in Atlanta, Georgia. Mr. Rosenberg is licensed as an attorney in Texas and New York.

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        Andrew J. Bruce, 41, has served as the Senior Vice President—Capital Markets of our Advisor and our property manager since September 2011. Prior to his current roles, Mr. Bruce served as Vice President—Finance of our Advisor from September 2006 to September 2011 and Vice President—Finance of our property manager from March 2008 to September 2011. Since February and January of 2012, respectively, Mr. Bruce has also served as Chief Financial Officer of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II. Mr. Bruce also serves as Chief Financial Officer for Adaptive REIT. Mr. Bruce is responsible for managing the financing activities and the finance group for the Behringer Harvard-sponsored programs. This includes the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, and for fund level credit facilities. In addition, Mr. Bruce is responsible for maintaining existing banking and lending relationships as well as cultivating new relationships. Mr. Bruce also is charged with analyzing and managing the programs' use of derivatives and hedging instruments, and working with the programs' real estate professionals in their efforts to analyze potential new development projects that the programs are considering.

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

        Robert T. Poynter, 56, has served as the Senior Vice President and Chief Investment Officer of our Advisor and a Senior Vice President of our property manager since September 2011. Prior to his current roles, Mr. Poynter served as Vice President of our Advisor from November 2006 to September 2011 and Vice President—Multifamily of our property manager from March 2008 to September 2011. Mr. Poynter is responsible for reviewing and improving existing policies regarding the multifamily investment and acquisition process for Behringer Harvard and for developing best practices for the multifamily group. In this capacity Mr. Poynter also is responsible for sourcing, underwriting and administering the multifamily investment and acquisition process for Behringer Harvard.

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

        James A. Fadley, 55, has served as the Senior Vice President of our Advisor and property manager since September 2011. Mr. Fadley is responsible for Behringer Harvard's multifamily due diligence and transactional closing group. Prior to his current roles, Mr. Fadley served in a variety of capacities for affiliates of our Advisor related to the multifamily due diligence and transactional closing group. Prior to joining Behringer Harvard in June 2009, Mr. Fadley was employed from September 1986 to January 2009 by JPI, a multifamily development and acquisitions company. During his career at JPI, Mr. Fadley held a variety of positions including Executive Vice President & Senior Operations Partner of Investment Services and Co-Divisional President and Chief Investment Officer of JPI's Student Living Division. Mr. Fadley served as a member of JPI's Investment Committee, and was also responsible for its design, implementation and administration. During his tenure at JPI, over $8 billion of apartment properties were acquired, developed and sold. At JPI Mr. Fadley was responsible for managing JPI's business relationship with GE Capital, which included investor reporting, venture compliance and the GE approval process. Mr. Fadley also served in a variety of other roles at JPI including investment analysis, asset management and dispositions, project capitalization and market research. Prior to joining JPI, Mr. Fadley was employed by Arthur Andersen & Co. from July 1979 to August 1986 where he was a manager in the audit division. In 1979, Mr. Fadley received his Bachelor of Business Administration, cum laude from Southern Methodist University.

        Ross P. Odland, 45, has served as the Senior Vice President—Portfolio Management of our Advisor and our property manager since September 2011. Prior to his current roles, Mr. Odland served as Vice President of our Advisor from November 2007 to September 2011 and Vice President—Portfolio Management of our property manager from March 2008 to September 2011. Mr. Odland is responsible for developing investment strategies, sourcing, developing and managing joint venture partnerships, and leading the asset management group for the multifamily group. Prior to joining Behringer Harvard, from 2000 to 2007, Mr. Odland was Vice President of Portfolio Management at AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where he managed the company's joint venture relationships and performed portfolio and asset management duties for the company's southwest region. From 1997 to 2000, Mr. Odland was a consultant with Pricewaterhouse Coopers in the Real Estate Advisory Group. In this role, Mr. Odland performed valuation, market research, and due diligence activities for publicly traded REITS and institutional real estate funds.

        Mr. Odland holds a Bachelor of Business Administration degree from the University of Wisconsin-Madison. Mr. Odland is a chartered financial analyst (CFA) and member of the CFA Society of Dallas-Fort Worth and a member of the Pension Real Estate Advisory Association.

        Margaret M. "Peggy" Daly, 56, has served as the Senior Vice President—Property Management of our property manager since September 2011. Prior to her current role, Ms. Daly served as Vice President of our property manager from September 2010 to September 2011. In addition to her previous role since September 2010, Ms. Daly serves as Senior Vice President—Property Management for Harvard Property Trust, an affiliate of our Advisor. Ms. Daly is responsible for development and leadership of property management and operating platform for our assets. Ms. Daly has over 30 years of experience in management of Class A multifamily assets. Prior to joining Behringer Harvard, from March 2008 to April 2010, Ms. Daly was Executive Vice President of Property Management at Place Properties LLP where she was responsible for the profitability, business development and performance results of over 22,500 beds of student housing. From August 1988 to March 2008, Ms. Daly was with AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT, where she served as the Executive Vice President—National Director of Operations, Senior Vice President—Revenue Management and Regional Vice President. From June 1979 to March 1988, Ms. Daly was a Divisional Vice President of Property Management with Trammell Crow Residential.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2012.

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

Item 11.    Executive Compensation

Executive Compensation

        We do not directly compensate our named executive officers for services rendered to us, and we currently do not intend to pay any compensation directly to our executive officers. As described in Item 13, "Certain Relationships and Related Party Transactions" of this Annual Report on Form 10-K, we pay our Advisor and its affiliates certain fees and reimbursements. We do not reimburse our Advisor directly or indirectly for the salary or other compensation of any of our executive officers. Further, our Advisor sets its own compensation policy and pays compensation in its sole discretion, independent of our business. Accordingly, we do not have nor has our board of directors considered a compensation policy or program for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

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

        The following table summarizes compensation earned or paid to the non-employee directors during 2012:

	Fees Earned or Paid in Cash(a)	All Other Compensation	Total
Sami S. Abbasi	$113,500	$—	$113,500
Roger D. Bowler	$117,500	$—	$117,500
Jonathan L. Kempner	$112,500	$—	$112,500
E. Alan Patton	$117,500	$—	$117,500

(a)
This column includes fees earned in 2012, a portion of which were paid in 2013. The amounts paid in 2013 are: $20,500 for Mr. Abbasi, $22,250 for Mr. Bowler, $21,000 for Mr. Kempner, and $22,250 for Mr. Patton.

Incentive Award Plan

        Our Incentive Award Plan was approved by our board of directors on November 14, 2006 and by the stockholders on November 15, 2006 and later amended and restated and approved by our board of directors on March 14, 2008. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. There have been no awards since November 2007, and we currently have no plans to issue any additional awards under the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of us or any of our subsidiaries during the fiscal year ended December 31, 2012 or formerly served as an officer of us or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2012, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information regarding our equity compensation plans as of December 31, 2012:

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

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2012, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, our sponsor (Behringer Harvard Holdings), each of our directors, each named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 167,542,108 shares of common stock outstanding as of December 31, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percentage of Class
Behringer Harvard Holdings(b)	24,969	*
Robert S. Aisner(c)(d)	6,139	*
Sami S. Abbasi(c)	2,000	*
Roger D. Bowler(c)	4,000	*
Jonathan L. Kempner(c)	—	—
E. Alan Patton(c)	5,000	*
Robert J. Chapman(c)(e)	—	—
Mark T. Alfieri(c)	6,139	*
Howard S. Garfield(c)	—	—
Daniel J. Rosenberg(c)	—	—
M. Jason Mattox(c)(f)	1,228	*
Our sponsor and all current directors and executive officers as a group (10 persons)	49,475	*

*
Represents less than 1%

(a)
For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes 167,542,108 shares of common stock outstanding as of December 31, 2012; it does not include 1,000 shares of convertible stock owned by our Advisor. Beneficial ownership is determined in accordance with the rules of SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(b)
Does not include 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(c)
The address of Messrs. Aisner, Abbasi, Bowler, Kempner, Patton, Chapman, Alfieri, Garfield, Rosenberg, and Mattox is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(d)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Aisner controls the disposition of approximately 4% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Robert M. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(e)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Chapman controls the disposition of approximately 1% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings.

(f)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Mattox controls the disposition of approximately 1.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox's interest in Behringer Harvard Holdings.

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

        Our Advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, and management of our assets.

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, our property manager, BHM Management, and their affiliates for certain services that are essential to us, including, but not limited to, investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

        Certain of these services are provided through our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated. The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2013. Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        Prior to the termination of our Initial Public Offering on September 2, 2011, we were required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed Initial Public Offering exclusive of proceeds from the DRIP. For the year ended December 31, 2011, we reduced our O&O Reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount to be disbursed to our Advisor. For the year ended December 31, 2010, we incurred O&O Reimbursement of approximately $6.5 million. As of December 31, 2011, our Advisor had incurred expenses related to the Initial Public Offering totaling approximately $30.8 million, of which approximately $8.9 million has not been recognized by us as offering costs in accordance with the Advisory Management Agreement.

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

        Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering during the year ended December 31, 2012. The following presents the components of our sale of common stock, net related to our Initial Public Offering for the years ended December 31, 2011 and 2010 (amounts in millions):

	For the Year Ended December 31,
Sale of common stock	2011	2010
Gross proceeds	$593.8	$444.7
Less offering costs:
O&O Reimbursement	0.6	(6.5)
Dealer manager fees	(14.8)	(11.1)
Selling commissions	(40.0)	(29.7)

Total offering costs	(54.2)	(47.3)

Sale of common stock, net	$539.6	$397.4

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $7.3 million, $4.8 million, and $11.2 million, respectively. For the years ended December 31, 2012, 2011, and 2010, approximately $5.0 million, $1.1 million, and $3.2 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures. As of December 31, 2012, $6.1 million of acquisition and advisory fees, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2012, 2011, and 2010, our Advisor has earned debt financing fees of approximately $1.3 million, $2.3 million, and $2.6 million, respectively.

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor earned asset management fees of approximately $6.6 million, $6.3 million, and $5.2 million, respectively.

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

        For multifamily communities with respect to which we have control over the selection of the property manager and choose to hire BHM Management, property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). In November 2012, the Property Management Agreement was amended to extend the term of the Property Management Agreement to June 30, 2013. In addition, at any time prior to June 30, 2013, we may terminate the Property Management Agreement with 60 days prior written notice.

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

        For the years ended December 31, 2012, 2011 and 2010, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $21.3 million, $3.6 million and $0.7 million, respectively.

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor was reimbursed approximately $1.8 million, $1.9 million, and $2.2 million, respectively.

        During the year ended December 31, 2012, our Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments, resulting in waivers of totaling approximately $0.6 million.

Director Independence

        Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board of directors has evaluated whether our directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Multifamily REIT I, our senior management and our independent registered public accounting firm, our board of directors has determined that the majority of the members of our board of directors, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.

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

Audit, Audit-Related, Tax and Other Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audits of our annual financial statements for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees(a)	$482,000	$630,000
Audit-related fees(b)	—	186,000
Tax fees(c)	—	—
All other fees	—	—

Total fees	$482,000	$816,000

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

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2012 and 2011.

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Dated: March 1, 2013	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2013	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director
March 1, 2013	/s/ HOWARD S. GARFIELD Howard S. Garfield Chief Financial Officer, Chief Accounting Officer and Treasurer
March 1, 2013	/s/ ROBERT J. CHAPMAN Robert J. Chapman President
March 1, 2013	/s/ SAMI S. ABBASI Sami S. Abbasi Director
March 1, 2013	/s/ ROGER D. BOWLER Roger D. Bowler Director
March 1, 2013	/s/ JONATHAN L. KEMPNER Jonathan L. Kempner Director
March 1, 2013	/s/ E. ALAN PATTON E. Alan Patton Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 1, 2013

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2012	2011
Assets
Real estate
Land	$327,946	$308,496
Buildings and improvements	1,849,483	1,728,864

	2,177,429	2,037,360
Less accumulated depreciation	(123,360)	(39,451)

Net operating real estate	2,054,069	1,997,909
Construction in progress, including land ($46.1 million related to VIEs as of December 31, 2012)	151,605	15,729

Total real estate, net	2,205,674	2,013,638
Assets held for sale	—	26,543
Investments in and advances to unconsolidated real estate joint ventures	3,030	23,430
Cash and cash equivalents	450,644	655,495
Intangibles, net	19,063	39,802
Other assets, net	66,282	46,816

Total assets	$2,744,693	$2,805,724

Liabilities and equity
Liabilities
Mortgage loans payable	$979,558	$914,467
Credit facility payable	10,000	10,000
Liabilities related to assets held for sale	—	16,130
Accounts payable and other liabilities ($1.3 million related to VIEs as of December 31, 2012)	32,212	22,725
Deferred lease revenues and other related liabilities, net	17,497	16,680
Distributions payable	4,980	8,413
Tenant security deposits	4,059	3,762

Total liabilities	1,048,306	992,177
Commitments and contingencies
Redeemable, noncontrolling interests	8,585	8,539
Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 167,542,108 and 165,086,701 shares issued and outstanding at December 31, 2012 and 2011, respectively	17	17
Additional paid-in capital	1,523,646	1,502,010
Cumulative distributions and net loss	(201,211)	(110,090)

Total equity attributable to common stockholders	1,322,452	1,391,937
Non-redeemable, noncontrolling interests	365,350	413,071

Total equity	1,687,802	1,805,008

Total liabilities and equity	$2,744,693	$2,805,724

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Rental revenues	$188,563	$67,448	$28,868
Expenses
Property operating expenses	51,426	20,328	8,679
Real estate taxes	23,716	9,248	3,967
Asset management fees	6,635	6,307	5,146
General and administrative expenses	10,848	4,570	4,242
Acquisition expenses	2,508	6,163	10,775
Interest expense	34,271	11,245	4,916
Depreciation and amortization	109,388	38,813	20,147

Total expenses	238,792	96,674	57,872

Interest income	7,229	3,360	1,376
Gain on revaluation of equity on business combinations	1,723	121,938	—
Gain on sale of joint venture interests	—	5,724	—
Loss on early extinguishment of debt	(502)	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	(1,247)	(7,877)	(6,892)
Other expense	(819)	—	—

Income (loss) from continuing operations	(43,845)	93,919	(34,520)
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	340	569	(50)
Gain on sale of real estate	13,312	—	—

Net income (loss)	(30,193)	94,488	(34,570)
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	1,825	274	—
Non-redeemable noncontrolling interests in continuing operations	15,854	4,004	—
Non-redeemable noncontrolling interests in discontinued operations	—	(134)	—

Net income (loss) attributable to common stockholders	$(12,514)	$98,632	$(34,570)

Weighted average number of common shares outstanding	166,178	138,111	83,532

Basic and diluted income (loss) per common share:
Continuing operations	$(0.16)	$0.71	$(0.41)
Discontinued operations	0.08	—	—

Basic and diluted income (loss) per common share	$(0.08)	$0.71	$(0.41)

Amounts attributable to common stockholders:
Continuing operations	$(26,166)	$98,197	$(34,520)
Discontinued operations	13,652	435	(50)

Net income (loss) attributable to common stockholders	$(12,514)	$98,632	$(34,570)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

	Convertible Stock		Common Stock				Cumulative Distributions and Net Income (Loss) to Common Stockholders
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Noncontrolling Interests		Total Equity
Balance at January 1, 2010	1	$—	57,098	$5	$486,880	$—	$(35,868)	$451,017
Net loss	—	—	—	—	—	—	(34,570)	(34,570)
Sales of common stock, net	—	—	44,626	5	397,406	—	—	397,411
Redemptions of common stock	—	—	(1,837)	—	(16,029)	—	—	(16,029)
Distributions:
Declared on common stock	—	—	—	—	—	—	(55,303)	(55,303)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,973	—	28,243	—	—	28,243

Balance at December 31, 2010	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769
Net income (loss)	—	—	—	—	—	(3,870)	98,632	94,762
Sales of common stock, net	—	—	59,550	7	539,554	—	—	539,561
Redemptions of common stock	—	—	(1,969)	—	(17,780)	—	—	(17,780)
Distributions:
Declared on common stock	—	—	—	—	—	—	(82,981)	(82,981)
Noncontrolling interests	—	—	—	—	—	7,573	—	7,573
Acquisition of noncontrolling interests	—	—	—	—	—	360,405	—	360,405
Sale of noncontrolling interests	—	—	—	—	39,596	48,963	—	88,559
Stock issued pursuant to distribution reinvestment plan, net	—	—	4,646	—	44,140	—	—	44,140

Balance at December 31, 2011	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008
Net loss	—	—	—	—	—	(15,854)	(12,514)	(28,368)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of controlling interest	—	—	—	—	—	1,018	—	1,018
Acquisitions of noncontrolling interests	—	—	—	—	(3,746)	(9,757)	—	(13,503)
Sale to noncontrolling interest	—	—	—	—	1,178	(1,178)		—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	7,783	—	7,783
Distributions:
Declared on common stock—regular	—	—	—	—	—	—	(68,638)	(68,638)
Declared on common stock—special	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	(29,733)	—	(29,733)
Stock issued pursuant to distribution reinvestment plan, net	—	—	4,189	—	39,726	—	—	39,726

Balance at December 31, 2012	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(30,193)	$94,488	$(34,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on revaluation of equity on business combinations	(1,723)	(121,938)	—
Gain on sale of joint venture interests	—	(5,724)	—
Gain on sale of real estate	(13,312)	—	—
Loss on early extinguishment of debt	502	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	1,247	7,877	6,892
Distributions received from investments in unconsolidated real estate joint ventures	170	14,576	7,717
Depreciation	83,909	28,690	13,325
Amortization of deferred financing costs and debt premium/discount	(950)	1,674	973
Amortization of intangibles	23,606	9,453	7,218
Amortization of deferred lease revenues and other related liabilities	(1,406)	(1,387)	(1,381)
Other, net	1,073	—	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,286	5,265	2,922
Other assets	(1,858)	(1,323)	(503)

Cash provided by operating activities	63,351	31,651	2,593

Cash flows from investing activities
Additions to real estate:
Acquisition of real estate, net of cash acquired of $1.5 million and $14.3 million for the years ended December 31, 2012 and 2011, respectively	(67,583)	(173,263)	(371,848)
Additions to existing real estate	(6,629)	(3,766)	(2,088)
Construction in progress, including land	(123,863)	(2,236)	(905)
Proceeds from sale of real estate, net	23,902	50,556	—
Proceeds from sale of joint venture interests	—	101,041	—
Investments in unconsolidated real estate joint ventures	(3,119)	(32,143)	(187,267)
Acquisitions of noncontrolling interests, including cash	(20,324)	14,202	—
Investment in short-term investments	(25,000)	—	—
Proceeds from short-term investments	25,000	—	—
Advances on notes receivable	(37,789)	(22,426)	—
Collections on notes and other receivables	19,930	—	—
Return of investments in unconsolidated real estate joint ventures	—	56,202	101,523
Escrow deposits	(5,025)	2,137	(731)
Other, net	(1,115)	(7)	112

Cash used in investing activities	(221,615)	(9,703)	(461,204)

Cash flows from financing activities
Proceeds from sales of common stock	—	593,841	444,682
Mortgage proceeds	233,753	269,365	15,820
Mortgage principal payments	(202,688)	(120,518)	(535)
Credit facility proceeds	—	190,000	170,000
Credit facility payments	—	(244,000)	(106,000)
Offering costs paid	—	(57,154)	(46,018)
Contributions from noncontrolling interests	13,205	10,286	—
Distributions paid on common stock—regular	(32,344)	(35,600)	(25,143)
Distributions paid on common stock—special	(9,969)	—	—
Distributions paid to noncontrolling interests	(29,733)	(2,806)	—
Redemptions of common stock	(15,522)	(17,780)	(16,018)
Other, net	(3,289)	(4,693)	(3,111)

Cash (used in) provided by financing activities	(46,587)	580,941	433,677

Net change in cash and cash equivalents	(204,851)	602,889	(24,934)
Cash and cash equivalents at beginning of year	655,495	52,606	77,540

Cash and cash equivalents at end of year	$450,644	$655,495	$52,606

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

  Organization

        Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the "Company," "we," "us," or "our") was organized in Maryland on August 4, 2006. We invest in, develop and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older. We may also invest in other types of multifamily communities, such as student housing. Our targeted communities include existing "core" properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties. Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. We completed our first investment in April 2007.

        We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as "Co-Investment Ventures." These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans. If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a "Property Entity."

        We have investments in 51 multifamily communities as of December 31, 2012. We wholly own nine multifamily communities and three debt investments for a total of 12 wholly owned investments. Additionally, we have an ownership interest in 39 multifamily communities through 38 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment. Of the 51 multifamily communities with equity and debt investments, 36 are stabilized operating properties, one is in lease up and 14 are in various stages of development.

        Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the "BHMP Co-Investment Partner") and Milky Way Partners, L.P. (the "MW Co-Investment Partner"). We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as "BHMP CO-JVs" and those with the MW Co-Investment Partner as "MW CO-JVs." We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities. As of December 31, 2012 and 2011, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs. If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

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

	December 31, 2012		December 31, 2011
	Number of Co-Investment Ventures	Effective Ownership	Number of Co-Investment Ventures	Effective Ownership
BHMP CO-JVs
With no other Co-Investment Partners(a)	9	55% to 74%	8	55%
With no other Co-Investment Partner, unconsolidated	1	55%	—	—
With Property Entities	5	51% to 55%	5	33% to 55%
With Property Entity, unconsolidated	—	—	1	41%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	8	80% to 100%(b)	1	90%

	38		30

(a)
One of the BHMP CO-JVs, Renaissance, includes investments in two multifamily communities, one that is operating and one that is in development.

(b)
For three of our other Co-Investment Ventures, all of the developer's initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in the Co-Investment Venture as of December 31, 2012.

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

        We have elected to be taxed, and currently qualify, as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2012, we believe we are in compliance with all applicable REIT requirements.

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

        On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the "Initial Public Offering"), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan ("DRIP"). As a result, we are currently offering a maximum of 100 million total shares of our common stock pursuant to our DRIP. The DRIP offering price was $9.50 per share until July 6, 2012, when the price was reduced to $9.45 per share, in connection with a special distribution of proceeds from a property sale. Effective March 1, 2013, the DRIP offering price is $9.53 per share, in connection with a new estimated value per share. As of December 31, 2012, we have sold approximately 12.8 million shares under our DRIP for gross proceeds of approximately $121.1 million. There are approximately 87.2 million shares remaining to be sold under the DRIP.

        Per the terms of our DRIP, we currently expect to offer shares under the DRIP for the next five years, which would be the sixth anniversary of the termination of our Initial Public Offering although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension. We may suspend or terminate the DRIP at any time by providing ten days' prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days' prior to the effective date of the amendment or supplement.

        Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next three to five years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries. We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary. Variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. See Note 7, "Variable Interest Entities" for further information about our VIEs. For entities in which we have less than a controlling financial interest or entities with respect

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. All inter-company accounts and transactions have been eliminated in consolidation.

  Real Estate and Other Related Intangibles

  Acquisitions

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

        Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. We have had no significant valuation changes for acquisitions prior to December 31, 2012.

  Developments

        We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect project costs that relate to several developments are capitalized and allocated to the developments to which they relate. Indirect costs, not clearly related to development and construction, are expensed as incurred. For each development, capitalization begins when we determine that the development is probable and significant development activities are underway. We suspend capitalization at such time as significant development activity ceases, but future development is still probable. We cease capitalization when the developments or other improvements, including any portion, is completed and ready for its intended use, or if the intended use changes such that capitalization is no longer appropriate. Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

  Depreciation

        Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method. Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method. Properties classified as held for sale are not depreciated.

  Repairs and Maintenance

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

        For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value. An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not record any impairment losses for the years ended December 31, 2012, 2011, or 2010.

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

        As of December 31, 2012, cash and cash equivalents consist of amounts held by the Company that are available for our general corporate purposes and $19.0 million held by individual Co-Investment Ventures that are available only for use in the business of the related Co-Investment Venture. Cash held by individual Co-Investment Ventures are not restricted to specific uses within those entities, however, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes. Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment partners in accordance with their percentage interest. Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

  Investments in and Advances to Unconsolidated Real Estate Joint Venture

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

  Noncontrolling Interests

        Redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners' interests in multifamily communities where we believe it is probable that we will be required to purchase the partner's noncontrolling interest. We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest's share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable. The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity. The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

        Non-redeemable, noncontrolling interests are comprised of our consolidated Co-Investment Venture partners' interests in multifamily communities as well as Class A, preferred cumulative, non-voting membership units ("Preferred Units") issued by subsidiary REITS. We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.

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

  Other Assets

        Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits. Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. We evaluate whether notes receivable are loans, investments in joint

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics. As of and for the years ended December 31, 2012 and 2011, all of our notes receivables were appropriately accounted for as loans. We account for our derivative financial instruments, all of which are interest rate caps, at fair value. We use interest rate cap arrangements to manage our exposure to interest rate changes. We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings. We did not have any derivative financial instruments as of December 31, 2011.

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

        We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2012 or 2011.

        The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods. The primary asset and liability balance sheet accounts with differences are real estate, assets and liabilities held for sale, intangibles, other assets, mortgage loans payable and deferred lease revenues and other related liabilities. As a result of these differences, the carrying value for financial statement purposes exceeds our net federal income tax basis as of December 31, 2012 by approximately $59.0 million.

        We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2012 and 2011, we had no significant uncertain tax positions.

  Concentration of Credit Risk

        We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of December 31, 2012 and 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

        The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the "Incentive Award Plan") authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan. As of December 31, 2012, no options have been issued. For the years ended December 31, 2012, 2011 and 2010, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

        As of December 31, 2012 and 2011, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

shares of common stock outstanding. The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

  Use of Estimates in the Preparation of Financial Statements

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements. These estimates include such items as: the purchase price allocations for real estate acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; earning recognition of note receivable interest income, noncontrolling interests and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and allowance for doubtful accounts. Actual results could differ from those estimates.

  Reclassifications

        Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010, to be consistent with 2012 presentation. For the years ended December 31, 2011 and 2010, $2.0 million and $2.1 million, respectively, of deferred lease revenues and other related liabilities previously reported in a separate line item on the Consolidated Statement of Cash Flows are now included in accounts payable and other liabilities in cash flow provided by operating activities. For the years ended December 31, 2011 and 2010, $4.7 million and $3.1 million, respectively, of financing costs paid previously reported in a separate line item on the Consolidated Statement of Cash Flows are now included in other, net in cash flow provided by financing activities. We believe these changes in presentation simplify the consolidated statements of cash flow by combining immaterial line items.

3. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued updated guidance for fair value measurements. The guidance amended existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures. See Note 15, "Fair Value of Derivatives and Financial Instruments" for our disclosures.

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

        As we reported our investment in 7166 at Belmar and Cyan/PDX under the equity method of accounting, we recognized a gain on the sale of the partial interests of $5.7 million. As we reported our investments in Acacia on Santa Rosa Creek, Argenta, The Gallery at NoHo Commons and The Lofts

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

at Park Crest under the consolidation method and as we retained a controlling interest in the investments after the partial sale, no gain was recognized in the consolidated statement of operations. Instead, the difference between the net cash proceeds received and the noncontrolling interest recorded based on the book values at the time of the partial sale are recorded as a direct increase to additional paid-in capital for $39.6 million.

        Simultaneously with the closing on the sale of the above joint venture interests, the MW Co-Investment Partner and the BHMP Co-Investment Partner also closed on a sale of the BHMP Co-Investment Partner's entire joint venture interests in 12 multifamily communities: 4550 Cherry Creek, 7166 at Belmar, Argenta, Briar Forest Lofts, Burrough's Mill, Calypso Apartments and Lofts, Cyan/PDX, Eclipse, Fitzhugh Urban Flats, Forty55 Lofts, The Venue and West Village (the "Master Sale Properties"). The 99% limited partner of the BHMP Co-Investment Partner is Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds ("PGGM"). Substantially all of the capital provided to the BHMP Co-Investment Partner is from PGGM. We have no ownership or other direct financial interests in either of these entities. The BHMP Co-Investment Partner remains our partner in 15 BHMP CO-JVs through which we hold joint interests in multifamily communities.

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

  Business Combination Summary Information

        The following tables present certain additional information regarding our business combinations during the years ended December 31, 2012 and 2011. The tables provide separate information for each of our material 2011 acquisitions: the Waterford Place business combination, the MW CO-JVs business

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

combinations, and the BHMP CO-JVs business combinations. There were no individually material acquisitions for 2012.

        The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date, are as follows (in millions):

		2011 Acquisitions
	2012 Acquisitions	Waterford Place	MW CO-JVs	BHMP CO-JVs	Other Acquisitions	Total 2011 Acquisitions
Assets held for sale	$—	$110.9	$—	$—	$—	$110.9
Land	19.5	—	75.3	117.8	24.7	217.8
Buildings and improvements	113.7	—	518.7	622.4	166.3	1,307.4
Construction in progress	—	—	—	7.9	—	7.9
Investment in and advances to unconsolidated real estate joint venture	—	—	—	24.1	—	24.1
Cash	1.5	0.2	5.1	9.0	—	14.3
In-place lease intangibles	2.9	—	10.5	15.3	3.5	29.3
Other assets	0.3	0.3	2.8	9.6	—	12.7
Liabilities related to assets held for sale	—	(61.2)	—	—	—	(61.2)
Mortgage loan payable	(37.1)	—	(249.5)	(417.0)	(58.5)	(725.0)
Accrued liabilities	(1.3)	—	(7.4)	(8.7)	—	(16.1)
Noncontrolling interests	(1.0)	(22.6)	(160.5)	(185.8)	—	(368.9)
Other consideration(a)	(5.9)	—	—	—	—	—

Net Assets	92.6	27.6	195.0	194.6	136.0	553.2
Other consolidation/elimination adjustments:
Investment in and advances to unconsolidated real estate joint venture	(22.4)	(9.5)	(100.5)	(185.3)	—	(295.3)
Gain on revaluation of equity for business combinations(b)	(1.7)	(18.1)	(94.5)	(9.3)	—	(121.9)

Cash consideration	$68.5	$—	$—	$—	$136.0	$136.0

(a)
Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve.

(b)
Represents the gain on revaluation of equity for business combinations recorded at time of consolidation.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Business Combinations (Continued)

        The amounts recognized for revenues and net income (loss) from the business combination dates to December 31, 2012 and 2011 are as follows (in millions):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
	Total 2012 Acquisitions	Waterford Place	MW CO-JVs	BHMP CO-JVs	Other Acquisitions	Total 2011 Acquisitions
Revenues	$7.8	$—	$4.0	$4.6	$9.8	$18.4
Acquisition expenses	$2.5	$—	$—	$—	$6.2	$6.2
Depreciation and amortization	$5.9	$—	$3.8	$4.8	$8.1	$16.7
Gain on revaluation of equity on business combinations	$1.7	$18.1	$94.5	$9.3	$—	$121.9
Income from discontinued operations, net of noncontrolling interest	$—	$0.3	$—	$—	$—	$0.3
Net income (loss) attributable to common stockholders	$(2.7)	$18.4	$93.2	$7.9	$(9.1)	$110.4

        The following unaudited consolidated pro forma information is presented as if the business combinations occurred on January 1, 2011. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $2.5 million and $6.2 million for the years ended December 31, 2012 and 2011, respectively, and gain on revaluation of equity on a business combination of $1.7 million and $121.9 million for the years ended December 31, 2012 and 2011, respectively. The acquisition and subsequent disposition of the Waterford Place multifamily community are not presented in the pro forma results below as income (loss) from continuing operations was not affected by these transactions. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in millions, except per share):

	Proforma
	For the Year Ended December 31,
	2012	2011
Revenues	$193.1	$174.6
Depreciation and amortization	$112.4	$98.8
Loss from continuing operations	$(42.5)	$(35.6)
Loss from continuing operations per share	$(0.26)	$(0.13)

        We are in the process of finalizing our acquisition allocations for our 2012 acquisitions, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Real Estate Investments

  Real Estate Investments and Intangibles and Related Depreciation and Amortization

        As of December 31, 2012 and 2011, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2012			December 31, 2011
		Intangibles			Intangibles
	Buildings and Improvements	In-Place Leases	Other Contractual	Buildings and Improvements	In-Place Leases	Other Contractual
Cost	$1,849.5	$43.6	$16.4	$1,728.9	$41.3	$16.4
Less: accumulated depreciation and amortization	(123.4)	(40.1)	(0.8)	(39.5)	(17.4)	(0.5)

Net	$1,726.1	$3.5	$15.6	$1,689.4	$23.9	$15.9

        Depreciation expense associated with our consolidated buildings and improvements for the years ended December 31, 2012, 2011 and 2010 was approximately $83.9 million, $27.0 million, and $11.3 million, respectively.

        Cost of intangibles related to our consolidated investments in real estate consisted of the value of in-place leases and other contractual intangibles. These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place lease and terms ranging from three to 20 years for retail leases. Amortization expense associated with our lease intangibles for the years ended December 31, 2012, 2011, and 2010 was approximately $23.6 million, $9.5 million, and $7.0 million, respectively.

        Included in other contractual intangibles as of December 31, 2012 and 2011 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

        Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Year	Anticipated Amortization of lease intangibles (in millions)
2013	$0.9
2014	$0.6
2015	$0.6
2016	$0.5
2017	$0.5

        Additionally, as of December 31, 2012 and 2011, we had $151.6 million and $15.7 million, respectively, invested in developments.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Real Estate Investments (Continued)

  Assets Held for Sale, Sales of Real Estate and Discontinued Operations

        During March 2012, we sold Mariposa Lofts Apartments ("Mariposa") for a contract price of $40.0 million, excluding closing costs. The purchaser assumed the $15.8 million mortgage loan payable. We received cash of $23.9 million and recognized a gain on sale of $13.3 million. As of December 31, 2011, Mariposa was classified as held for sale. We had no multifamily communities held for sale as of December 31, 2012.

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

        The following table shows the results of operations for both Waterford Place, sold in May 2011, and Mariposa, sold in March 2012, including the gain on sale of real estate for Mariposa. The operating results and the gain on sale of real estate have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011. Because the Waterford Place multifamily community was recorded using the equity method of accounting prior to April 1, 2011, discontinued operations for Waterford Place are only presented from April 1, 2011 through December 31, 2011 in the following table (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Rental revenue	$1.0	$4.9	$3.7
Expenses
Property operating expenses	0.3	1.4	1.1
Real estate taxes	0.1	0.6	0.5
Interest expense	0.2	1.1	0.8
Depreciation and amortization	—	1.2	1.4

Total expenses	0.6	4.3	3.8

Income from discontinued operations	0.4	0.6	(0.1)
Gain on sale of real estate	13.3	—	—

Income from discontinued operations	$13.7	$0.6	$(0.1)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

  Unconsolidated Real Estate Joint Venture Structures

        As of December 31, 2012, we have a $3.0 million investment in an unconsolidated joint venture with the BHMP Co-Investment Partner, the Custer BHMP CO-JV. In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas. As of December 31, 2012, approximately $5.6 million has been advanced under the mezzanine loan, which has an interest rate of 14.5% and matures in 2015. The Custer BHMP CO-JV does not have an equity investment in the development. This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations. Our effective ownership in the Custer BHMP CO-JV is 55%. Distributions are made pro rata in accordance with ownership interests.

        As of December 31, 2011, we had one investment on the equity method of accounting, the Veritas Property Entity. Our investment, including an advance to the unconsolidated Veritas Property Entity, was $23.4 million as of December 31, 2011. Effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity. As a result of these transactions, we now account for our investment in the Veritas Property Entity on the consolidated basis of accounting, and recorded a gain on revaluation of equity of approximately $1.7 million for the year ended December 31, 2012.

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

        In April 2011, The Cameron BHMP CO-JV and the other partners in The Cameron Property Entity recapitalized their respective investments in The Cameron Property Entity. In connection with the recapitalization, The Cameron BHMP CO-JV converted its mezzanine loan, with outstanding principal and interest of approximately $20.8 million, to an equity ownership interest in The Cameron Property Entity. The Cameron BHMP CO-JV also contributed approximately $3.8 million of additional capital. The Cameron BHMP CO-JV's capital contribution along with a capital contribution from an unaffiliated third party partner was used by The Cameron Property Entity to restructure and extend the maturity of the $72.7 million senior loan, to redeem a partner's equity ownership interest and to pay other closing costs. Our portion of The Cameron BHMP CO-JV capital contribution was approximately $2.1 million and was funded with proceeds from our Initial Public Offering. As a result of this recapitalization, The Cameron BHMP CO-JV acquired an effective 64.1% ownership interest and

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

became the managing member of the general partner of The Cameron Property Entity, with certain major decisions subject to the approval of an unaffiliated third-party partner. The Cameron BHMP CO-JV then reported its investment in The Cameron Property Entity on a consolidated basis.

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

        The Skye 2905 BHMP CO-JV obtained permanent financing of $56.1 million and repaid its $47.0 million bridge loan. Additionally, the 55 Hundred BHMP CO-JV obtained permanent financing of $41.8 million and repaid its $51.1 million construction loan. Our net share of the distributions from the Skye 2905 loan proceeds was approximately $5.0 million and is classified as returns of investments in unconsolidated real estate joint ventures on the consolidated statement of cash flows for the year ended December 31, 2011.

  Summarized Financial Information of Unconsolidated Joint Ventures

        The summarized financial data shown below presents the combined accounts of each of the (i) BHMP CO-JVs and (ii) Property Entities where there is a corresponding BHMP CO-JV equity investment. These Property Entities include 100% of their accounts, where the noncontrolling interest amounts represent the portion owned by unaffiliated third parties. The Waterford Place BHMP CO-JV, which we reported on a consolidated basis effective April 1, 2011, is excluded from the December 31, 2011 balance sheet data as the Waterford Place multifamily community was sold in May 2011. Additionally the BHMP CO-JVs and MW CO-JVs consolidated on December 1, 2011, are excluded from the December 31, 2011 balance sheet data. The balance sheet data for December 31, 2011, only includes the balances for the Veritas Property Entity as this was our only remaining unconsolidated entity as of December 31, 2011. The balance sheet data for December 31, 2012, only includes balances for the Custer BHMP CO-JV as this was our only unconsolidated entity as of December 31, 2012. The operating data includes operations only for periods where the investment is classified as an unconsolidated joint venture. Accordingly, the MW CO-JVs and BHMP CO-JVs are included in

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

operating data through November 30, 2011. All inter-entity transactions, balances and profits have been eliminated in the combined financial data (amounts in millions):

Balance Sheet Data:	December 31, 2012	December 31, 2011
Land, buildings and improvements	$—	$62.5
Less: accumulated depreciation and amortization	—	(3.1)

Land, buildings and improvements, net	—	59.4
Note receivable, net	5.6	—
Cash and cash equivalents	—	0.2
Other assets, including restricted cash	—	1.1

Total assets	$5.6	$60.7

Property Entity level construction and mortgage loans payable	$—	$58.2
Accounts payable, interest payable and other liabilities	0.2	0.8

Total liabilities	0.2	59.0
Our consolidated members' equity	3.0	1.3
Other member's equity	2.4	0.4

Total equity	5.4	1.7

Total liabilities and equity	$5.6	$60.7

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

	For the Year Ended December 31,
Operating Data:	2012	2011	2010
Revenues:
Rental revenues	$3.0	$92.0	$61.4
Interest income	0.1	4.5	9.8

	3.1	96.5	71.2
Expenses:
Property operating expenses	0.7	28.2	24.8
Real estate taxes	0.3	12.1	8.8
Interest expense	2.2	24.9	19.0
Acquisition expenses	—	0.6	1.9
Depreciation and amortization	1.4	49.0	40.2

	4.6	114.8	94.7

Gain on early extinguishment of debt	—	—	0.2
Gain on revaluation of equity on a business combination	—	2.8	4.9
Gain on excess of fair value over purchase price	—	—	3.3

Loss from continuing operations	(1.5)	(15.5)	(15.1)
Loss from discontinued operations	—	(0.2)	(1.4)

Net loss	$(1.5)	$(15.7)	$(16.5)

Our share of equity in loss of investments in unconsolidated real estate joint ventures	$(1.2)	$(7.9)	$(6.9)

        Loss from discontinued operations is comprised of rental revenue and property operating expenses of the Waterford Place BHMP-CO-JV with respect to the Waterford Place community through the periods ended April 1, 2011, the date which we consolidated the real estate joint venture.

        The table below shows operating results included in discontinued operations (in millions):

	For the Year Ended December 31,
	2011	2010
Rental revenue	$2.0	$8.0
Expenses
Property operating expenses	0.4	1.8
Real estate taxes	0.3	0.9
Interest expense	0.7	2.9
Depreciation and amortization	0.8	3.8

Total expenses	2.2	9.4

Loss from discontinued operations	$(0.2)	$(1.4)

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Investments in and Advances to Unconsolidated Real Estate Joint Ventures (Continued)

        The following presents the reconciliation between our consolidated members' equity interest in the applicable BHMP CO-JVs and our total investment in and advance to unconsolidated real estate joint venture (amounts in millions):

	December 31, 2012	December 31, 2011
Balance of our consolidated members' equity	$3.0	$1.3
Notes receivable to unconsolidated Property Entity	—	19.9
Adjustment from business combination	—	2.2

Investments in and advances to unconsolidated real estate joint venture	$3.0	$23.4

7. Variable Interest Entities

        As of December 31, 2012, we have concluded that we are the primary beneficiary of three VIEs. All of these VIEs are Co-Investment Ventures with separate unaffiliated multifamily developers to develop three multifamily communities with a total combined 907 units, one in Houston, Texas and two in Dallas, Texas. We entered into these three Co-Investment Ventures in 2012. At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture. After separate reconsideration events during 2012, all of which were related to capital restructuring, we have concluded that these Co-Investment Ventures are now VIEs. Because these Co-Investment VIEs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows. Our ownership interest in each of the Co-Investment Ventures based upon contributed capital is 100%.

        Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. There were no consolidated VIEs as of December 31, 2011, and accordingly, no amounts are reported as of that balance sheet date. None of the VIEs had debt as of December 31, 2012. The total assets of the VIEs are $47.0 million as of December 31, 2012, $46.1 million of which is reflected in construction in progress. Thus far, the Co-Investment Ventures have been capitalized with only cash contributions.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Other Assets

        The components of other assets are as follows (in millions):

	December 31, 2012	December 31, 2011
Notes receivable, net(a)	$36.0	$24.3
Escrows and restricted cash	10.3	5.5
Deferred financing costs, net	8.5	7.7
Resident, tenant and other receivables	6.2	5.8
Prepaid assets and deposits	5.0	4.0
Interest rate caps	0.3	—
Less: other assets included in assets held for sale	—	(0.5)

Total other assets	$66.3	$46.8

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects. As of December 31, 2012, the weighted average interest rate and remaining years to scheduled maturity are 13.8% and 2.1 years, respectively.

        We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes. The following table provides a summary of our interest rate caps as of December 31, 2012 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.3

        These interest rate caps are reported in "Other assets, net" on the consolidated balance sheet as of December 31, 2012, and changes in the fair values of these non-designated hedge derivatives are reported in "Other expense" on the consolidated statements of operations for the year ended December 31, 2012. See Note 15, "Fair Value of Derivatives and Financial Instruments" for further information.

9. Leasing Activity

        In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Leasing Activity (Continued)

communities. Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of December 31, 2012 are as follows (in millions):

Year	Future Minimum Lease Payments
2013	$3.8
2014	3.8
2015	3.8
2016	3.7
2017	3.5
Thereafter	31.3

Total	$49.9

10. Mortgage Loans Payable

        The following table summarizes the carrying amounts of the mortgage loans payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Mortgage Loans Payable (Continued)

December 31, 2012 and 2011 (amounts in millions and monthly LIBOR at December 31, 2012 is 0.21%):

			As of December 31, 2012
	December 31, 2012	December 31, 2011	Wtd. Average Interest Rates	Maturity Dates
Company Level(a)
Fixed rate mortgage loan payable	$30.3	$46.1	3.86%	2018
Variable rate mortgage loan payable	24.0	24.0	Monthly LIBOR + 2.45%	2014

	54.3	70.1
Less: fixed rate mortgage loan payable included in liabilities related to assets held for sale(b)	—	(15.8)

Total Company Level	54.3	54.3

Co-Investment Venture Level—Consolidated(c)
Fixed rate mortgage loans payable	902.2	683.5	3.87%	2013 to 2020(d)
Variable rate mortgage loans payable	12.5	163.0	Monthy LIBOR + 2.35%	2017

	914.7	846.5
Plus: unamortized adjustments from business combinations	10.6	13.7

Total Consolidated Co-Investment Venture Level	925.3	860.2

Total Consolidated Mortgage Loans Payable	$979.6	$914.5

(a)
Company level debt is defined as debt that is an obligation of the Company and its wholly owned subsidiaries.

(b)
In March 2012, the $15.8 million mortgage loan payable related to Mariposa was assumed by the purchaser.

(c)
Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)
A $23.0 million loan with a fixed interest rate of 6.46% and maturity date in March 2013, was repaid in January 2013. Additionally, a $25.0 million loan with a fixed interest rate of 4.63% and maturing in May 2013, was refinanced in February 2013 and replaced with a $29.0 million loan with a fixed interest rate of 3.17% and maturing in February 2019.

        As of December 31, 2012, $1.7 billion of the net consolidated carrying value of real estate collateralized the mortgage loans payable. We believe we are in compliance with all financial covenants as of December 31, 2012.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Mortgage Loans Payable (Continued)

        As of December 31, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Co-Investment Venture Level	Total Consolidated
2013	$—	$51.5	$51.5
2014	24.0	5.6	29.6
2015	0.2	84.0	84.2
2016	0.6	168.1	168.7
2017	0.6	235.2	235.8
Thereafter	28.9	370.3	399.2

Total	$54.3	$914.7	969.0

Add: unamortized adjustments from business combinations			10.6

			$979.6

11. Credit Facility Payable

        The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due. Borrowing tranches under the credit facility bear interest at a "base rate" based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility's debt service requirements. As of December 31, 2012, the applicable margin was 2.08% and the base rate was 0.21% based on one-month LIBOR. The credit facility also provides for fees based on unutilized amounts and minimum usage. The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period. The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees. We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty. Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

        Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities. We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing. As of December 31, 2012, $199.0 million of the net carrying value of real estate collateralized the credit facility. The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. As of December 31, 2012, available but undrawn amounts under the credit facility are approximately $127.2 million.

        The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the credit facility agreement requires us to maintain

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Credit Facility Payable (Continued)

a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions. We believe we are in compliance with all provisions as of December 31, 2012.

12. Noncontrolling Interests

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

        As of December 31, 2012 and 2011, non-redeemable, noncontrolling interests consisted of the following, including the direct or non-direct noncontrolling interest ownership ("NCI") ranges where applicable (in millions):

	December 31, 2012		December 31, 2011
	Amount	Effective NCI %(a)	Amount	Effective NCI %(a)
BHMP Co-Investment Partner	$166.2	26% to 45%	$166.7	27% to 45%
MW Co-Investment Partner	192.6	45%	227.0	45%
BHMP CO-JV Property Entities' partners	5.1	0% to 20%	18.0	0% to 40%
Subsidiary preferred units	1.5	N/A	1.4	N/A

Total non-redeemable, noncontrolling interests	$365.4		$413.1

(a)
Effective NCI percentage is based upon the NCI's share of contributed capital.

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

        Property Entities, which all relate to investments made with the BHMP Co-Investment Partner, include noncontrolling interests in addition to the BHMP Co-Investment Partner. These other noncontrolling interests in the Property Entities are held by national and regional multifamily developers. As of December 31, 2012 and 2011, the BHMP CO-JV was the managing partner or member with substantial operational control rights in each Property Entity. Cash flow is generally first distributed to the BHMP CO-JV until certain preferred returns are collected and in some cases until the BHMP CO-JV receives certain or all of its investment. Excess distributions may then be distributed

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Noncontrolling Interests (Continued)

to these Property Entities' noncontrolling interests in excess of their share of contributed capital. These Property Entities' noncontrolling interests generally have no obligation to make additional capital contributions.

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

        For the year ended December 31, 2012, we paid distributions to noncontrolling interests of $29.7 million of which $20.4 million was related to operating activity and $9.3 million was related to financing activity. For the year ended December 31, 2011, we paid distributions to noncontrolling interests of $2.8 million of which $1.7 million related to operating activity and $1.1 million related to financing activity.

        During 2012, we separately contributed a total of $25.3 million, net to the Grand Reserve BHMP CO-JV and The Cameron BHMP CO-JV, increasing our controlling financial interests in each entity. No gain or loss was recognized in recording these contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded. Additionally, effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity increasing our controlling financial interests in the Veritas Property Entity. A gain on revaluation of equity on a business combination of $1.7 million was recorded in connection with this transaction.

  Redeemable, noncontrolling interest

        Redeemable, noncontrolling interests include ownership interests with other partners, generally national and regional multifamily developers, where we may have a requirement to purchase all or a portion of the noncontrolling interest.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Noncontrolling Interests (Continued)

        As of December 31, 2012 and 2011, redeemable, noncontrolling interest consisted of the following (in millions):

	December 31, 2012		December 31, 2011
	Amount	Effective NCI %(a)	Amount	Effective NCI %(a)
BHMP CO-JV Property Entities' partner	$—	—	$8.1	32%
Other Co-Investment Venture partners	8.6	0% to 20%(b)	0.4	10%

Total redeemable, noncontrolling interests	$8.6		$8.5

(a)
Effective NCI percentage is based upon the NCI's share of contributed capital.

(b)
For three of our other Co-Investment Ventures, all of the developer's initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in the Co-Investment Venture as of December 31, 2012.

        In June 2012, we and the BHMP Co-Investment Partner acquired all of the Property Entity redeemable, noncontrolling interest related to the Bailey's Crossing Property Entity for $3.0 million in cash. In connection with the acquisition, the BHMP Co-Investment Partner contributed $1.4 million. No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded. As of December 31, 2012, there are no redeemable, noncontrolling interests related to Property Entities.

        Other Co-Investment Ventures included in redeemable, noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse the partners upon certain events. These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs. These developers have a back end interest, generally only attributable to distributions related to a property sale. They also have put options, generally one year after completion of the development, pursuant to which we would be required to acquire their ownership interest at a set price. These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development. Each of these Co-Investment Ventures is managed by a subsidiary of ours. As manager, we have substantial operational control rights. These Co-Investment Ventures generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment. Any excess cash flow would then be distributed disproportionally to these noncontrolling interests. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

13. Stockholders' Equity

  Capitalization

        As of December 31, 2012 and 2011, we had 167,542,108 and 165,086,701 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, for cash of approximately $0.2 million.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        As of December 31, 2012 and 2011, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000. The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions. The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis. The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange. The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement other than for cause. For further discussion of the Advisory Management Agreement, see Note 16, "Related Party Arrangements." Management has determined that the requirements for conversion have not been met as of December 31, 2012. At issuance, management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares.

        As of December 31, 2012 and 2011, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

  Distributions

        On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the "Mariposa Distribution") in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The Mariposa Distribution was paid in cash on July 11, 2012.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        Distributions, including those paid by issuing shares under the DRIP and the special cash distribution declared in March 2012, for the years ended December 31, 2012, 2011 and 2010 were as follows (amounts in millions):

	For the Year Ended December 31,
	2012		2011		2010
	Declared(a)	Paid(b)	Declared(a)	Paid(b)	Declared(a)	Paid(b)
Fourth Quarter Distributions
Regular distributions	$14.7	$14.5	$24.9	$24.6	$15.0	$14.4

Total	$14.7	$14.5	$24.9	$24.6	$15.0	$14.4

Third Quarter Distributions
Regular distributions	$14.7	$14.6	$23.7	$22.0	$15.3	$15.6
Special cash distribution	—	10.0	—	—	—	—

Total	$14.7	$24.6	$23.7	$22.0	$15.3	$15.6

Second Quarter Distributions
Regular distributions	$14.4	$18.1	$18.5	$17.7	$13.9	$13.1
Special cash distribution(c)	0.1	—	—	—	—	—

Total	$14.5	$18.1	$18.5	$17.7	$13.9	$13.1

First Quarter Distributions
Regular distributions	$24.8	$24.8	$15.9	$15.4	$11.1	$10.2
Special cash distribution(d)	9.9	—	—	—	—	—

Total	$34.7	$24.8	$15.9	$15.4	$11.1	$10.2

Total through December 31,
Regular distributions	$68.6	$72.0	$83.0	$79.7	$55.3	$53.3
Special cash distribution	10.0	10.0	—	—	—	—

Total	$78.6	$82.0	$83.0	$79.7	$55.3	$53.3

(a)
Represents distributions accruing during the period.

(b)
Distributions accrue on a daily basis. The distributions that accrue each month are paid in the following month. Effective April 1, 2012, the distribution rate was decreased, and accordingly, the second quarter 2012 amounts paid exceed amounts declared. Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

(c)
Accrual adjustment to true-up declared distributions to actual number of common stockholders as of the record date, July 6, 2012.

(d)
Declared amount based upon number of common stockholders as of March 31, 2012.

        The daily distribution amount from January 1, 2011 through the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%. On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

annualized rate of 3.5%, beginning in the month of April 2012. Our board of directors has authorized the 3.5% annualized distribution rate through March 31, 2013. We calculate the annualized rate as if the shares were outstanding for a full year based on a $10 per share price.

  Share Redemption Program

        Effective as of June 18, 2012, our board of directors indefinitely suspended our share redemption program effective for redemptions being sought for the second quarter of 2012. However, in connection with its determination of the estimated value of our shares effective March 1, 2013, our board of directors modified and reinstated our share redemption program, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program. The modified and reinstated share redemption program is effective as of March 1, 2013 and the first time period redemptions will be considered under the share redemption program will be at the end of the second quarter 2013 for all properly submitted redemption requests received (i) on or prior to May 31, 2012, and not satisfied or withdrawn since that time, and (ii) between March 1, 2013 and May 31, 2013.

        As modified, for redemptions other than those sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the "Special Distributions"). For redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions. A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time).Redemptions are limited to no more than 5% of the weighted average of shares outstanding during the preceding twelve month period immediately prior to the date of redemption.

        Since the share redemption program's inception in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 had been fulfilled, and there were no unpaid redemptions. Through the suspension date in 2012 and for the year ended December 31, 2011, redemptions of $15.5 million and $17.8 million, respectively, were paid.

14. Commitments and Contingencies

        All of our BHMP CO-JVs, MW CO-JVs, those Property Entities in which we have an equity interest, and our other Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner's interest at that price. As of December 31, 2012, no such buy/sell offers are outstanding.

        In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement. In addition, we will record rental revenue from the housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues and other related liabilities. As of December 31, 2012 and 2011, we have approximately $17.5 million and $16.7 million, respectively, of carrying value for deferred lease revenues and other related liabilities. Effective February 1, 2012, the California legislature terminated the State's redevelopment agencies.

        We are currently evaluating California's status of these arrangements in light of the California legislature's termination of the State's redevelopment agencies effective in February 2012 due to state budget deficits. Since the termination, we did receive our scheduled annual payment per the terms of our agreement in October 2012 which relates to the annual period ended June 30, 2013. In November 2012, the State passed constitutional amendments to increase income and sales tax rates; however, there has not been any official notice of the reinstatement of redevelopment agencies or changes in status of the arrangements. If the State was to terminate or default on the arrangements, we believe we could lease the units without affordable housing support at higher rents, but could incur short term losses and additional capital expenditures during the transition.

        As of December 31, 2012, we have entered into construction and development contracts with $135.3 million remaining to be paid. These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

15. Fair Value of Derivatives and Financial Instruments

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

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Fair Value of Derivatives and Financial Instruments (Continued)

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

        In connection with our measurements of fair value related to many real estate assets, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items. Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

  Financial Instruments Carried at Fair Value on a Recurring Basis

        We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. The fair value of these interest rate caps are determined using Level 2 inputs as defined above. These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility. Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant. As of December 31, 2012, we have $0.3 million of interest rate caps that are carried at fair value on a recurring basis. See further discussion of these interest rate caps in Note 8, "Other Assets."

        As of December 31, 2011, we had no significant assets or liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of December 31, 2012	Loss for the Year Ended December 31, 2012
Assets
Interest rate caps	Other assets	$—	$0.3	$—	$0.3	$(0.8)

  Nonrecurring Basis—Fair Value Adjustments

        As discussed in Note 4, "Business Combinations," in July 2012, we consolidated the Veritas Property Entity and recognized a gain of $1.7 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation. The investment in unconsolidated real estate joint venture was recorded at its fair value on July 31, 2012 based on the fair value of the investment's underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of the mortgage loan payable was determined based on market

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Fair Value of Derivatives and Financial Instruments (Continued)

pricing, primarily market interest rates and other market terms as of July 31, 2012. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates were from the perspective of market participants. The nonrecurring fair value measurement of the investment unconsolidated real estate joint venture related to the consolidation of the Veritas Property Entity was considered a Level 3 input under the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

For the Year Ended December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investment in unconsolidated real estate joint venture:
Veritas Property Entity	$—	$—	$24.8	$24.8	$1.7

        As discussed in Note 4, "Business Combinations," in April 2011, we consolidated the Waterford Place BHMP CO-JV and recognized a gain of $18.1 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation. The nonrecurring fair value measurement of the investment in and advance to unconsolidated real estate joint venture related to the consolidation of Waterford Place BHMP CO-JV was considered a Level 3 input under the fair value hierarchy. The fair value was substantially derived from the terms of the sale agreement, which closed in May 2011.

        Also as discussed in Note 4, "Business Combinations," in December 2011, we consolidated 23 BHMP CO-JVs and MW CO-JVs and recognized a gain on revaluation of equity on business combinations of $103.8 million. The investments in and advances to unconsolidated real estate joint ventures were recorded at their fair value on December 1, 2011 based primarily on the fair value of the investment's underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of mortgage loan payables and notes receivable were determined based on market pricing, primarily market interest rates and other market terms as of December 1, 2011. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates are from the perspective of market participants.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Fair Value of Derivatives and Financial Instruments (Continued)

        The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during year ended December 31, 2011 (in millions):

For the Year Ended December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investments in and advances to unconsolidated real estate joint ventures:
Waterford Place BHMP CO-JV	$—	$—	$27.6	$27.6	$18.1
Consolidated BHMP/MW CO-JVs			389.7	389.7	103.8

	$—	$—	$417.3	$417.3	$121.9

  Financial Instruments Not Carried at Fair Value

        Financial instruments held as of December 31, 2012 and 2011 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgage loans payable. With the exception of our credit facility payable and mortgage loans payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

        Estimated fair values for mortgage loans payable have been determined using market pricing for similar mortgage loans payable, which are classified as Level 2 in the fair value hierarchy.            Carrying amounts and the related estimated fair value of our mortgage loans payable as of December 31, 2012 and 2011 are as follows (in millions):

	December 31, 2012		December 31, 2011(a)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage loans payable	$979.6	$991.8	$930.3	$937.9

(a)
Includes a $15.8 million mortgage loan held for sale as of December 31, 2011.

16. Related Party Arrangements

        We have no employees and are supported by related party service agreements. We are dependent on our Advisor, our property manager, Behringer Harvard Multifamily Management Services, LLC ("BHM Management"), and their affiliates for certain services that are essential to us, including, but not limited to, investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Related Party Arrangements (Continued)

        Certain of these services are provided through our advisory management agreement (the "Advisory Management Agreement"), as it has been amended and restated. The Advisory Management Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Management Agreement expires on July 1, 2013. Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement.

        Prior to the termination of our Initial Public Offering on September 2, 2011, we were required to reimburse the Advisor for organization and offering expenses related to our Initial Public Offering of shares (other than pursuant to a distribution reinvestment plan) and any organization and offering expenses previously advanced by the Advisor related to a prior offering of shares to the extent not previously reimbursed by us out of proceeds from the prior offering ("O&O Reimbursement"). Our obligation to reimburse the Advisor was capped at 1.5% of the gross proceeds of the completed Initial Public Offering exclusive of proceeds from the DRIP. For the year ended December 31, 2011, we reduced our O&O Reimbursement by $0.6 million to adjust the O&O Reimbursement to the actual amount to be disbursed to our Advisor. For the year ended December 31, 2010, we incurred O&O Reimbursement of approximately $6.5 million. As of December 31, 2011, our Advisor has incurred expenses related to the Initial Public Offering totaling approximately $30.8 million, of which approximately $8.9 million has not been recognized by us as offering costs in accordance with the Advisory Management Agreement.

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

        Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering during the year ended December 31, 2012. The following

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Related Party Arrangements (Continued)

presents the components of our sale of common stock, net related to our Initial Public Offering for the years ended December 31, 2011 and 2010 (amounts in millions):

	For the Year Ended December 31,
Sale of common stock	2011	2010
Gross proceeds	$593.8	$444.7
Less offering costs:
O&O Reimbursement(a)	0.6	(6.5)
Dealer manager fees	(14.8)	(11.1)
Selling commissions	(40.0)	(29.7)

Total offering costs	(54.2)	(47.3)

Sale of common stock, net	$539.6	$397.4

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

16. Related Party Arrangements (Continued)

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $7.3 million, $4.8 million, and $11.2 million, respectively. For the years ended December 31, 2012, 2011, and 2010, approximately $5.0 million, $1.1 million, and $3.2 million of these amounts, respectively, were capitalized to investments in unconsolidated real estate joint ventures. As of December 31, 2012, $6.1 million of acquisition and advisory fees related to developments, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

        Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2012, 2011, and 2010, our Advisor has earned debt financing fees of approximately $1.3 million, $2.3 million, and $2.6 million, respectively.

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor earned asset management fees of approximately $6.6 million, $6.3 million, and $5.2 million, respectively.

        We will pay a development fee to our Advisor in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided,

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Related Party Arrangements (Continued)

however, we will not pay a development fee to an affiliate of our Advisor if our Advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development. Our Advisor has earned no development fees since our inception.

        For multifamily communities with respect to which we have control over the selection of the property manager and choose to hire BHM Management, property management services are provided by BHM Management and its affiliates through a property management agreement (the "Property Management Agreement"). In November 2012, the Property Management Agreement was amended to extend the term of the Property Management Agreement to June 30, 2013. In addition, at any time prior to June 30, 2013, we may terminate the Property Management Agreement with 60 days prior written notice.

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

        For the years ended December 31, 2012, 2011 and 2010, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $21.3 million, $8.5 million and $0.9 million, respectively.

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

        For the years ended December 31, 2012, 2011, and 2010, our Advisor was reimbursed approximately $1.8 million, $1.9 million, and $2.2 million, respectively.

        As of December 31, 2012 and 2011, our payables to our Advisor and its affiliates were $1.4 million and $1.0 million, respectively.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information is summarized below (amounts in millions):

	For the Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $2.5 million, $0.1 million, and $1.1 million in 2012, 2011, and 2010, respectively	$32.9	$10.2	$4.2
Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets acquired	$(38.1)	$(1,511.6)	$—
Liabilities assumed	$37.3	$746.7	$—
Noncontrolling interests	$1.0	$359.0	$—
Mortgage loan payable assumed by purchaser of asset held for sale	$(15.8)	$(58.4)	$—
Note receivable cancelled in connection with acquisition of real estate	$5.9	$—	$—
Charge to additional paid-in capital in connection with an acquisition of a noncontrolling interest in excess of cash consideration	$2.6	$—	$—
Conversion of debt investment into an equity investment	$—	$(4.6)	$—
Assumption of mortgage note payable	$—	$21.5	$26.8
Stock issued pursuant to our DRIP	$35.0	$41.4	$26.6
Distributions payable—regular	$4.8	$8.4	$5.2
Accrued other investing	$8.0	$—	$—
Accrued offering costs and dealer manager fees	$—	$(0.6)	$2.8

18. Subsequent Events

        We have reviewed subsequent events through March 1, 2013 and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

  Distributions Paid

        On January 2, 2013, we paid total distributions of approximately $5.0 million, of which $2.3 million was cash distributions and $2.7 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of December 2012.

        On February 1, 2013, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of January 2013.

        On February 28, 2013, we paid total distributions of approximately $4.5 million, of which $2.1 million was cash distributions and $2.4 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of February 2013.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Results (unaudited)

        Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share data):

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$43,940	$46,207	$48,661	$49,755
Income (loss) from continuing operations	$(17,345)	$(17,496)	$(5,253)	$(3,751)
Net income (loss) attributable to common stockholders	$4,445	$(11,269)	$(3,921)	$(1,769)
Basic and diluted weighted average shares outstanding	164,453	165,571	166,417	167,257
Basic and diluted income (loss) per share	$0.03	$(0.07)	$(0.02)	$(0.01)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$11,439	$13,987	$16,549	$25,473
Income (loss) from continuing operations	$(5,827)	$6,093	$(6,807)	$100,460
Net income (loss) attributable to common stockholders	$(5,757)	$6,628	$(6,064)	$103,825
Basic and diluted weighted average shares outstanding	107,486	123,397	155,931	164,806
Basic and diluted income (loss) per share	$(0.05)	$0.05	$(0.04)	$0.63

        In March 2012, we sold Mariposa and recorded a gain on sale of real estate of $13.3 million. For further discussion, see Note 5, "Real Estate Investments."

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

*****

Behringer Harvard Multifamily REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2012

(in thousands)

Year ended	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
December 31, 2012	$184	$691	$—	$682	$193
December 31, 2011	$152	$368	$—	$336	$184
December 31, 2010	$54	$487	$—	$389	$152

Behringer Harvard Multifamily REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2012

(in thousands)

		Initial Cost			Gross Amount Carried at December 31, 2012
				Costs Subsequent to Acquisition/ Construction
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation(a)	Year of Completion/ Acquisition	Encumbrances(b)
4550 Cherry Creek(c)	Denver, CO	$7,910	$70,184	$229	$78,323	$3,686	2004/2011	$28,600
55 Hundred(c)	Arlington, VA	13,196	67,515	(10)	80,701	3,461	2010/2011	41,750
7166 at Belmar(c)	Lakewood, CO	3,385	52,298	1,053	56,736	2,663	2008/2011	22,825
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	900	38,512	4,177	2003/2010	24,997
Acappella	San Bruno, CA	8,000	46,973	193	55,166	4,905	2010/2010	30,250
Allegro	Addison, TX	3,000	40,658	903	44,561	3,820	2010/2010	24,000
Argenta	San Franciso, CA	11,100	81,624	1,025	93,749	5,823	2008/2011	51,000
Bailey's Crossing(c)	Alexandria, VA	22,214	108,145	—	130,359	5,538	2010/2011	76,000
Briar Forest Lofts(c)	Houston, TX	4,623	40,155	84	44,862	2,091	2008/2011	21,000
Burnham Pointe	Chicago, IL	10,400	75,960	1,479	87,839	6,570	2008/2010	4,051
Burrough's Mill(c)	Cherry Hill, NJ	10,075	51,869	144	62,088	3,065	2004/2011	25,601
Calypso Apartments and Lofts(c)	Irvine, CA	13,902	42,730	98	56,730	2,204	2008/2011	24,000
The Cameron(c)	Silver Spring, MD	25,191	77,737	189	103,117	3,842	2010/2011	65,453
Cyan/PDX(c)	Portland, OR	6,164	74,832	458	81,454	3,968	2009/2011	33,000
The District Universal Boulevard(c)	Orlando, FL	5,161	57,448	388	62,997	2,888	2009/2011	37,500
Eclipse(c)	Houston, TX	6,927	44,078	25	51,030	2,464	2009/2011	20,845
Fitzhugh Urban Flats(c)	Dallas, TX	9,394	48,884	207	58,485	2,648	2009/2011	28,000
Forty55 Lofts(c)	Marina del Rey, CA	11,382	68,966	110	80,458	3,575	2010/2011	25,500
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	933	107,942	11,860	2008/2009	51,300
Grand Reserve	Dallas, TX	2,980	29,231	(915)	31,296	1,075	2009/2012	21,000
Grand Reserve Orange	Orange, CT	4,600	20,602	417	25,619	3,092	2005/2009	1,181
Halstead(c)	Houston, TX	6,913	26,223	157	33,293	1,572	2004/2011	15,675
The Lofts at Park Crest	McLean, VA	—	49,737	124	49,861	5,897	2008/2011	46,277
Pembroke Woods	Pembroke, MA	11,520	29,807	453	41,780	889	2006/2012	—
Renaissance(c)	Concord, CA	5,786	33,660	550	39,996	1,605	2008/2011	—
The Reserve at John's Creek Walk(c)	Johns Creek, GA	3,139	26,279	299	29,717	1,468	2006/2011	23,000
The Reserve at LaVista Walk	Atlanta, GA	4,530	34,159	636	39,325	3,502	2008/2010	1,813
San Sebastian(c)	Laguna Woods, CA	7,841	29,037	67	36,945	1,781	2010/2011	—
Satori(c)	Fort Lauderdale, FL	8,223	75,126	168	83,517	3,944	2010/2011	51,000
Skye 2905(c)	Denver, CO	13,831	87,491	(322)	101,000	4,325	2010/2011	56,100
Stone Gate	Marlborough, MA	8,300	54,634	1,117	64,051	3,752	2007/2011	36,107
Tupelo Alley(c)	Portland, OR	6,348	33,317	82	39,747	1,705	2009/2011	19,250
Uptown Post Oak	Houston, TX	23,340	40,010	716	64,066	4,717	2008/2010	2,954
The Venue(c)	Clark County, NV	1,520	24,249	20	25,789	1,299	2009/2011	10,500
Veritas(d)	Henderson, NV	4,950	55,607	26	60,583	1,221	2011/2012	37,233
West Village	Mansfield, MA	5,301	30,068	366	35,735	2,268	2008/2011	21,222

		$327,946	$1,837,114	$12,369	$2,177,429	$123,360		$978,984

(a)
Each of our properties has a depreciable life of 25 to 35 years. Improvements have depreciable lives ranging from 3 to 15 years.

(b)
Encumbrances include mortgage loans and our credit facility which had an outstanding balance of $10.0 million as of December 31, 2012. The credit facility is collateralized by the following properties: Burnham Pointe, The Reserve at La Vista Walk, Grand Reserve Orange, and Uptown Post Oak. The credit facility balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2012. Encumbrances related to mortgage loans excludes the $10.6 million of unamortized adjustment from business combinations as of December 31, 2012.

(c)
Property is owned through a co-investment venture and was consolidated in December 2011. Initial cost is the initial cost recorded at time of consolidation. Year acquired is reflected as 2011, the year the property was consolidated.

(d)
Property is owned through a co-investment venture and was consolidated in July 2012. Initial cost is the initial cost recorded at time of consolidation. Year acquired is reflected as 2012, the year the property was consolidated.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Real Estate:
Balance at beginning of year	$2,066,099	$537,026	$160,463
Additions:
Acquisitions and/or consolidation of joint ventures	140,069	1,637,647	376,563
Deductions:
Sale of real estate property	(28,739)	(108,574)	—

Balance at end of year	$2,177,429	$2,066,099	$537,026

Accumulated Depreciation:
Balance at beginning of year	$42,123	$13,941	$1,484
Depreciation expense(a)	83,909	28,182	12,457
Deductions	(2,672)	—	—

Balance at end of year	$123,360	$42,123	$13,941

(a)
Depreciation expense for the years ended December 31, 2011 and 2010 includes depreciation expense related to the property classified as held for sale as of December 31, 2011.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2012

(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note(a)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine note	14.0%	April 2014	Principal and interest at maturity	N/A	$10,525	$9,877	$—
Mezzanine note	14.5%	December 2015	Principal and interest at maturity	N/A	22,712	21,283	—
Land loan	10.0%	April 2013	Principal and interest at maturity	N/A	4,880	4,880	—

					$38,117	$36,040	$—

(a)
Differences between the face amount and the carrying amount of the notes are discounts recorded in connection with the business combination and capitalized acquisition costs, including unearned fee income.

Reconciliation of the Carrying Amount of Mortgage Loans (in thousands):
Balance at January 1, 2010	$2,412
Additions during 2010:
Accrued interest	221
Deductions during 2010:
Collections of principal	—

Balance at December 31, 2010	2,633
Additions during 2011:
New mortgage loans(a)	22,148
Mortgage loan from business combination	3,000
Accrued interest	333
Capitalized acquisition costs	384
Deductions during 2011:
Note receivable converted into equity investment(a)	(3,960)
Amortization of acquisition costs	(187)

Balance at December 31, 2011	24,351
Additions during 2012:
New mortgage loans, including advances under mezzanine loans	37,789
Capitalized acquisition costs, net of unearned fee income	(61)
Deductions during 2012:
Note receivable converted into equity investment(b)	(5,926)
Collections of principal and loan payoffs	(19,760)
Amortization of acquisition costs and fee income	(353)

Balance at December 31, 2012	$36,040

(a)
Includes a $3.96 million note receivable which was converted into an equity investment in December 2011. The note receivable accrued interest at an annual rate of 12%.

(b)
Includes a $5.9 million note receivable which was converted into an equity investment in February 2012. The note receivable accrued interest at an annual rate of 10%.

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K filed on September 8, 2008

3.2		Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010

4.1		Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed on March 29, 2012

4.2		Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed on March 29, 2012

4.3		Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008

4.4	*	Third Amended and Restated Share Redemption Program

10.1		Letter Agreement, dated March 19, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 29, 2012

10.2		Letter Agreement, dated May 8, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 11, 2012

10.3		Letter Agreement, dated August 7, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 10, 2012

10.4		Letter Agreement, dated November 6, 2012, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 9, 2012

10.5		First Amendment to Amended and Restated Property Management Agreement, dated November 6, 2012 and effective November 22, 2012 between Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2012

10.6	*	Letter Agreement, dated February 22, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

99.1		Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company's Form 10-K filed on March 29, 2012

Exhibit Number		Description
99.2	*	Letter to Stockholders

101	*	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity and (iv) Consolidated Statements of Cash Flows

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