Form 10-Q
period 2013-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2013-05-09
CIK 1384710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the Registrant had 168,630,625 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Form 10-Q

Quarter Ended March 31, 2013

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Real estate
Land	$324,807	$327,946
Buildings and improvements	1,824,541	1,849,483
	2,149,348	2,177,429
Less accumulated depreciation	(143,252)	(123,360)
Net operating real estate	2,006,096	2,054,069
Construction in progress, including land ($96.6 million and $46.1 million related to VIEs as of March 31, 2013 and December 31, 2012, respectively)	226,354	151,605
Total real estate, net	2,232,450	2,205,674

Investment in unconsolidated real estate joint venture	4,662	3,030
Cash and cash equivalents	394,869	450,644
Intangibles, net	18,640	19,063
Other assets, net	71,451	66,282
Total assets	$2,722,072	$2,744,693

Liabilities and equity

Liabilities
Mortgages and notes payable	$958,987	$979,558
Credit facility payable	10,000	10,000
Accounts payable and other liabilities ($8.8 million and $1.3 million related to VIEs as of March 31, 2013 and December 31, 2012, respectively)	39,325	32,212
Deferred revenues, primarily lease revenues, net	17,323	17,497
Distributions payable	5,055	4,980
Tenant security deposits	3,968	4,059
Total liabilities	1,034,658	1,048,306

Commitments and contingencies

Redeemable noncontrolling interests ($9.1 million and $3.9 million related to VIEs as of March 31, 2013 and December 31, 2012, respectively)	14,785	8,585

Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 168,354,585 and 167,542,108 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	1,531,324	1,523,646
Cumulative distributions and net income (loss)	(211,274)	(201,211)
Total equity attributable to common stockholders	1,320,067	1,322,452
Non-redeemable noncontrolling interests	352,562	365,350
Total equity	1,672,629	1,687,802
Total liabilities and equity	$2,722,072	$2,744,693

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Rental revenues	$49,271	$43,135

Expenses
Property operating expenses	13,058	11,967
Real estate taxes	6,350	5,806
Asset management fees	1,794	1,566
General and administrative expenses	2,402	1,522
Acquisition expenses	—	482
Interest expense	6,808	8,421
Depreciation and amortization	22,252	31,777
Total expenses	52,664	61,541

Interest income	2,017	2,046
Equity in income (loss) of investments in unconsolidated real estate joint ventures	130	(557)
Other income	27	—
Loss from continuing operations	(1,219)	(16,917)

Income (loss) from discontinued operations:
Loss from discontinued operations	(112)	(43)
Gain on sale of real estate	6,853	13,458

Net income (loss)	5,522	(3,502)

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	861
Non-redeemable noncontrolling interests in continuing operations	1,324	6,889
Non-redeemable noncontrolling interests in discontinued operations	(2,402)	197
Net income attributable to common stockholders	$4,444	$4,445

Weighted average number of common shares outstanding	168,084	164,453

Basic and diluted income (loss) per common share:
Continuing operations	$—	$(0.06)
Discontinued operations	0.03	0.09
Basic and diluted income per common share	$0.03	$0.03

Amounts attributable to common stockholders:
Continuing operations	$105	$(9,167)
Discontinued operations	4,339	13,612
Net income attributable to common stockholders	$4,444	$4,445

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(Unaudited)

							Cumulative
							Distributions and
	Convertible Stock		Common Stock		Additional		Net Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Total
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity

Balance at January 1, 2012	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

Net income (loss)	—	—	—	—	—	(7,086)	4,445	(2,641)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of noncontrolling interest	—	—	—	—	(2,661)	2,661	—	—
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(24,753)	(24,753)
Declared on common stock - special	—	—	—	—	—	—	(9,889)	(9,889)
Noncontrolling interests	—	—	—	—	—	(4,003)	—	(4,003)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,464	—	13,906	—	—	13,906
Balance at March 31, 2012	1	$—	164,817	$17	$1,497,733	$404,643	$(140,287)	$1,762,106

Balance at January 1, 2013	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802

Net income	—	—	—	—	—	1,078	4,444	5,522
Contributions from noncontrolling interests						(62)	—	(62)
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(14,507)	(14,507)
Noncontrolling interests	—	—	—	—	—	(12,430)	—	(12,430)
Sale of noncontrolling interests						(1,374)	—	(1,374)
Stock issued pursuant to distribution reinvestment plan, net	—	—	813	—	7,678	—	—	7,678
Balance at March 31, 2013	1	$—	168,355	$17	$1,531,324	$352,562	$(211,274)	$1,672,629

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$5,522	$(3,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(6,853)	(13,458)
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(130)	557
Distributions received from investment in unconsolidated real estate joint venture	101	—
Depreciation	21,689	20,253
Amortization of deferred financing costs and debt premium/discount	(308)	(418)
Amortization of intangibles	423	11,633
Amortization of deferred revenues, primarily lease revenues, net	(354)	(350)
Other, net	305	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(2,186)	(3,377)
Other assets	2,257	130
Cash provided by operating activities	20,466	11,468

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, net of cash acquired of $0.8 million for the three months ended March 31, 2012	—	(25,176)
Additions to existing real estate	(1,270)	(3,216)
Construction in progress, including land	(56,812)	(22,018)
Proceeds from sale of real estate, net	33,263	23,939
Investments in unconsolidated real estate joint ventures	(1,609)	—
Acquisitions of noncontrolling interests	(525)	—
Advances on notes receivable	(11,072)	—
Escrow deposits	(942)	3,489
Other, net	(156)	(201)
Cash used in investing activities	(39,123)	(23,183)

Cash flows from financing activities
Mortgage proceeds	4,056	—
Mortgage principal payments	(23,873)	(793)
Contributions from noncontrolling interests	2,834	222
Distributions paid on common stock - regular	(6,804)	(10,860)
Distributions paid to noncontrolling interests	(12,378)	(4,226)
Redemptions of common stock	—	(15,522)
Other, net	(953)	165
Cash used in financing activities	(37,118)	(31,014)

Net change in cash and cash equivalents	(55,775)	(42,729)
Cash and cash equivalents at beginning of period	450,644	655,495
Cash and cash equivalents at end of period	$394,869	$612,766

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Business

Organization

Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  We invest in, develop and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning which we intend to transition to core properties.  Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

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

We have investments in 52 multifamily communities as of March 31, 2013.  We wholly own nine multifamily communities and three debt investments for a total of 12 wholly owned investments.  Additionally, we have an ownership interest in 40 multifamily communities through 39 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  Of the 52 multifamily communities with equity and debt investments, 35 are stabilized operating properties, one is in lease up and 16 are in various stages of development.

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  As of March 31, 2013 and December 31, 2012, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	March 31, 2013		December 31, 2012
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment Partners (a)	9	55% to 74%	9	55% to 74%
With no other Co-Investment Partners, unconsolidated	1	55%	1	55%
With Property Entities	4	52% to 55%	5	51% to 55%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	10	80% to 100% (b)	8	80% to 100% (b)
	39		38

(a)                                 One of the BHMP CO-JVs, Renaissance, includes investments in two multifamily communities, one that is operating and one that is in development.

(b)                                 All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in six and three of the Co-Investment Ventures as of March 31, 2013 and December 31, 2012, respectively.

We have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC (“Behringer Harvard Multifamily Advisors I” or the “Advisor”), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Property management services for our multifamily communities are provided by Behringer Harvard Multifamily Management Services, LLC and its affiliates (“BHM Management” or “Property Manager”).  Substantially all of our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”).

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2013, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated value per share.  For the three months ended March 31, 2013 and 2012, the DRIP offering price averaged $9.45 and $9.50, respectively, and as of March 31, 2013 is $9.53.  As of March 31, 2013, we have sold approximately 13.6 million shares under our DRIP for gross proceeds of approximately $128.8 million.  There are approximately 86.4 million shares remaining to be sold under the DRIP.

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

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2013 and consolidated statements of operations, equity and cash flows for the periods ended March 31, 2013 and 2012 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2013 and December 31, 2012 and our consolidated results of operations and cash flows for the periods ended March 31, 2013 and 2012. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or entities where we are determined to be the primary beneficiary.  Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  See Note 5, “Investment in Unconsolidated Real Estate Joint Venture” for further information on our unconsolidated investments.  All inter-company accounts and transactions have been eliminated in consolidation.

Real Estate and Other Related Intangibles

Acquisitions

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships. We record the acquired assets and liabilities based on their fair values, including tangible assets (consisting of land, any associated rights, buildings and improvements), identified intangible assets and liabilities, asset retirement obligations, assumed debt, other liabilities and noncontrolling interests.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree are less than the fair value of the identifiable net assets acquired.

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

We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Intangible lease assets are classified as intangibles and intangible lease liabilities are recorded within deferred revenues, primarily lease revenues, net.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to March 31, 2013.

Developments

We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development.  Indirect project costs that relate to several developments are capitalized and allocated to the developments to which they relate.  Indirect costs, not clearly related to development and construction, are expensed as incurred.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

Depreciation

Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.  Properties classified as held for sale are not depreciated.  Depreciation of developments begins when the development is substantially completed and ready for its intended use.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months ended March 31, 2013 or 2012.

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

As of March 31, 2013 and December 31, 2012, cash and cash equivalents consist of amounts held by the Company that are available for our general corporate purposes and $17.7 million and $19.0 million, respectively, held by individual Co-Investment Ventures that are available only for use in the business of the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures are not restricted to specific uses within those entities, however, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with their percentage interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

Investment in Unconsolidated Real Estate Joint Venture

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

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interest initially at a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

Non-redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities as well as Class A, preferred cumulative, non-voting membership units (“Preferred Units”) issued by subsidiary REITs.  We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.

Income and losses are allocated to the noncontrolling interest holder based on its economic interests.

Transactions involving a partial sale of a controlling interest that does not result in a change of control are recorded at carrying value with no recognition of gain or loss.  Any differences between the cash received and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital.  Transactions involving a partial sale of a controlling interest resulting in a change in control are recorded at fair value with recognition of a gain or loss upon de-consolidation of the business.

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the three months ended March 31, 2013 and 2012, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents or commercial tenants, generally on a monthly basis.  Rental revenues for leases with uneven payments and terms greater than one year are recognized on a straight-line basis over the term of the lease.  Any deferred revenue is classified as a liability on the consolidated balance sheet and recognized on a straight-line basis as income over its contractual term.

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2013 or December 31, 2012.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting in Co-Investment Ventures, fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, assets and liabilities held for sale, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2013 and December 31, 2012, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Income (Loss) per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of income from continuing operations it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our stock-based incentive plans.  During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of March 31, 2013, no options have been issued.  For the three months ended March 31, 2013 and 2012, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of March 31, 2013 and December 31, 2012, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

There were no business combinations for the three months ended March 31, 2013.

Business Combination Summary Information

The following tables present certain additional information regarding our 2012 business combination during the three months ended March 31, 2012.

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

The amounts recognized for revenues and net loss attributable to common stockholders from the business combination date to March 31, 2012 are as follows (in millions):

For the Three Months Ended
March 31, 2012
Revenues	$0.4
Acquisition expenses	$0.5
Depreciation and amortization	$0.3
Net loss attributable to common stockholders	$(0.5)

The following unaudited consolidated pro forma information is presented as if the acquisition was acquired on January 1, 2012.  The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $0.5 million for the three months ended March 31, 2012.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2012, nor does it purport to represent our future operations (amounts in millions, except per share):

	Proforma
	For the Three Months Ended
	March 31,
	2013	2012
Revenues	$49.3	$43.5
Depreciation and amortization	$22.3	$31.8
Loss from continuing operations	$(1.2)	$(16.3)
Loss from continuing operations per share	$(0.01)	$(0.10)

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2013 and December 31, 2012, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2013			December 31, 2012
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,824.5	$43.0	$16.4	$1,849.5	$43.6	$16.4
Less: accumulated depreciation and amortization	(143.3)	(39.9)	(0.9)	(123.4)	(40.1)	(0.8)
Net	$1,681.2	$3.1	$15.5	$1,726.1	$3.5	$15.6

Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $21.4 million and $19.9 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.  Amortization expense associated with our lease intangibles for the three months ended March 31, 2013 and 2012 was approximately $0.4 million and $11.4 million, respectively.

Included in other contractual intangibles as of March 31, 2013 and December 31, 2012 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Anticipated amortization associated with in-place lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Lease Intangibles
April through December 2013	$0.5
2014	$0.6
2015	$0.6
2016	$0.5
2017	$0.5

Sales of Real Estate and Discontinued Operations

In March 2013, the John’s Creek BHMP CO-JV and its Co-Investment Venture partner sold their interests in The Reserve at John’s Creek Walk (“Johns Creek”) for a combined purchase price of approximately $37.3 million, adjusted for standard operating working capital accounts and closing costs, receiving cash of $33.3 million, and recognizing a gain on sale of real estate of $6.9 million.

During March 2012, we sold Mariposa Lofts Apartments (“Mariposa”) for a contract price of $40.0 million, adjusted for standard working capital accounts and closing costs.  The purchaser also assumed the $15.8 million mortgage loan payable.  We received cash of $23.9 million and recognized a gain on sale of real estate of $13.3 million.

The table below includes the results of operations and gains on sale of real estate for both Johns Creek and Mariposa that have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Rental revenue	$0.8	$1.8

Expenses
Property operating expenses	0.2	0.5
Real estate taxes	0.1	0.2
Interest expense	0.3	0.5
Depreciation and amortization	0.3	0.6
Total expenses	0.9	1.8
Loss from discontinued operations	(0.1)	—
Income (loss) attributable to noncontrolling interests	(2.4)	0.2
Income (loss) from discontinued operations attributable to common stockholders	$(2.5)	$0.2

Gain on sale of real estate	$6.9	$13.5

5.                                      Investment in Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of March 31, 2013 and December 31, 2012, we have a $4.7 million and $3.0 million, respectively, investment in an unconsolidated joint venture with the BHMP Co-Investment Partner, the Custer BHMP CO-JV.  In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  As of March 31, 2013 and December 31, 2012, approximately $8.5 million and $5.6 million, respectively, has been advanced under the mezzanine loan, which has an interest rate of 14.5% and matures in 2015.  The Custer BHMP CO-JV does not have an equity investment in the development.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer BHMP CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.

Prior to July 31, 2012, we had one investment on the equity method of accounting, the Veritas Property Entity.  Effective July 31, 2012, the Veritas BHMP CO-JV converted its notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity.  As a result of these transactions, effective as of July 31, 2012, we account for our investment in the Veritas Property Entity on the consolidated basis of accounting, and recorded a gain on revaluation of equity of approximately $1.7 million in July 2012.

6.                                      Variable Interest Entities

As of March 31, 2013 and December 31, 2012, we have concluded that we are the primary beneficiary of six and three VIEs, respectively.  All of these VIEs are Co-Investment Ventures with separate unaffiliated multifamily developers to develop multifamily communities with a total combined 1,609 units, in Austin, Dallas, and Houston, Texas and Denver, Colorado.  We entered into these Co-Investment Ventures in 2012.  At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 and 2013, all of which were related to capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital is 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets.  None of the VIEs had debt as of March 31, 2013 or December 31, 2012, although one VIE, which is developing a multifamily community, has closed a construction financing of $21.9 million which is expected to be drawn on during the construction of the development.  See Note 9, “Mortgages and Notes Payable” for further information on the debt.  The total assets of the VIEs are $99.3 million and $47.0 million as of March 31, 2013 and December 31, 2012, respectively, $96.6 million and $46.1 million of which is reflected in construction in progress.  Thus far, the Co-Investment Ventures have been capitalized with only cash contributions.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	March 31,	December 31,
	2013	2012
Notes receivable, net (a)	$42.3	$36.0
Escrows and restricted cash	10.1	10.3
Deferred financing costs, net	8.9	8.5
Resident, tenant and other receivables	5.5	6.2
Prepaid assets and deposits	4.4	5.0
Interest rate caps	0.3	0.3
Total other assets	$71.5	$66.3

(a)                                 Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of March 31, 2013, the weighted average interest rate is 14.5% and the remaining years to scheduled maturity is 2.3 years.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  The following table provides a summary of our interest rate caps as of March 31, 2013 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.3

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of March 31, 2013 are as follows (in millions):

Future Minimum
Year	Lease Payments
April through December 2013	$2.9
2014	4.0
2015	3.9
2016	3.8
2017	3.6
Thereafter	32.1
Total	$50.3

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of March 31, 2013 and December 31, 2012 (amounts in millions and monthly LIBOR at March 31, 2013 is 0.20%):

			As of March 31, 2013
	March 31,	December 31,	Wtd. Average
	2013	2012	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$30.3	$30.3	3.86%	2018
Variable rate mortgage payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
Total Company Level	54.3	54.3

Co-Investment Venture Level - Consolidated (b)
Fixed rate mortgages payable	882.5	902.2	3.76%	2015 to 2020
Variable rate mortgage payable	12.4	12.5	Monthy LIBOR + 2.35%	2017
Construction loan payable (c)	—	—	Monthy LIBOR + 2.25%	2016
	894.9	914.7
Plus: unamortized adjustments from business combinations	9.8	10.6
Total Co-Investment Venture Level - Consolidated	904.7	925.3

Total consolidated mortgages and notes Payable	$959.0	$979.6

(a)         Company level debt is defined as debt that is an obligation of the Company and its wholly owned subsidiaries.

(b)         Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)          In February 2013, the West University Co-Investment Venture closed on a $21.9 million construction loan with a three year term with two one year extension options, and an interest rate of monthly LIBOR plus 2.25%.  As of March 31, 2013, no draws had been made under this loan.

As of March 31, 2013, $1.7 billion of the net consolidated carrying value of real estate collateralized the mortgages payable.  We believe we are in compliance with all financial covenants as of March 31, 2013.

As of March 31, 2013, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
April through December 2013	$—	$2.7	$2.7
2014	24.0	5.6	29.6
2015	0.2	84.0	84.2
2016	0.6	168.1	168.7
2017	0.6	235.2	235.8
Thereafter	28.9	399.3	428.2
Total	$54.3	$894.9	949.2
Add: unamortized adjustments from business combinations			9.8
Total mortgages and notes payable			$959.0

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of March 31, 2013, the applicable margin was 2.08% and the base rate was 0.20% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of March 31, 2013, $197.5 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of March 31, 2013, available but undrawn amounts under the credit facility are approximately $127.2 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2013.

11.                               Noncontrolling Interests

Non-redeemable Noncontrolling Interests

Non-redeemable noncontrolling interests for the Co-Investment Venture partners represent their proportionate share of the equity in consolidated real estate ventures.  Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.  The noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity.  As of March 31, 2013 and December 31, 2012, non-redeemable noncontrolling interests consisted of the following, including the direct and non-direct noncontrolling interests (“NCI”) ownership ranges where applicable (in millions):

	March 31, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP Co-Investment Partner	$160.5	26% to 45%	$166.2	26% to 45%
MW Co-Investment Partner	187.3	45%	192.6	45%
BHMP CO-JV Property Entities’ Partners	3.3	0% to 7%	5.1	0% to 20%
Subsidiary preferred units	1.5	N/A	1.5	N/A
Total non-redeemable NCI	$352.6		$365.4

(a)         Effective noncontrolling percentage is based upon the noncontrolling interest’s share of contributed capital.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing.  Each BHMP CO-JV and MW CO-JV is managed by us or a subsidiary of ours, where we have substantial operational control rights.  BHMP CO-JV and MW CO-JV capital contributions and distributions are generally made pro rata in accordance with these ownership interests. Neither of these Co-Investment Venture partners have any rights to put or redeem their ownership interests.  In certain circumstances the governing documents of the BHMP CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale.

Property Entities, which all relate to investments made with the BHMP Co-Investment Partner, include noncontrolling interests in addition to the BHMP Co-Investment Partner.  These other noncontrolling interests in the Property Entities are held by national and regional multifamily developers.  As of March 31, 2013 and December 31, 2012, the BHMP CO-JV was the managing partner or member with substantial operational control rights in each Property Entity.  Cash flow is generally first distributed to the BHMP CO-JV until certain preferred returns are collected and in some cases until the BHMP CO-JV receives certain or all of its investment.  Excess distributions may then be distributed to these Property Entities’ noncontrolling interests in excess of their share of contributed capital.  These Property Entities’ noncontrolling interests generally have no obligation to make additional capital contributions.

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

For the three months ended March 31, 2013, we paid distributions to noncontrolling interests of $12.4 million of which $6.8 million was related to operating activity.  For the three months ended March 31, 2012, we paid distributions to noncontrolling interests of $4.2 million all of which were related to operating activity.

As discussed in Note 3, “Business Combinations”, a BHMP CO-JV acquired the Grand Reserve multifamily community.  We contributed $26.2 million to the Grand Reserve BHMP CO-JV which was used to pay off the outstanding construction loan at closing.  This contribution increased our controlling financial interest from 55% to 87.5%.  No gain or loss was recognized in recording the contributions, but a charge to additional paid-in capital of $2.7 million was recorded for the three months ended March 31, 2012 in adjusting the noncontrolling interests.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include six ownership interests with other partners, generally national and regional multifamily developers, where we may have a requirement to purchase all or a portion of the noncontrolling interests.

As of March 31, 2013 and December 31, 2012, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	March 31, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Other Co-Investment Venture Partners	$14.8	0% to 20% (b)	$8.6	0% to 20% (b)

(a)         Effective noncontrolling interest percentage is based upon the noncontrolling interest’s share of contributed capital.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)         All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in six and three of the Co-Investment Ventures as of March 31, 2013 and December 31, 2012, respectively.

Other Co-Investment Ventures included in redeemable noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse the partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs. These developers have a back end interest, generally only attributable to distributions related to a property sale.  They also have put options, generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price.  These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development.  Each of these Co-Investment Ventures is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Co-Investment Ventures generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  Any excess cash flow would then be distributed disproportionally to these noncontrolling interests. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

12.                               Stockholders’ Equity

Capitalization

As of March 31, 2013 and December 31, 2012, we had 168,354,585 and 167,542,108 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, issued for cash of approximately $0.2 million.

As of March 31, 2013 and December 31, 2012, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement other than for cause.  For further discussion of the Advisory Management Agreement, see Note 15, “Related Party Arrangements.”  Management has determined that the requirements for conversion have not been met as of March 31, 2013.  At issuance, management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares.

As of March 31, 2013 and December 31, 2012, we had no shares of preferred stock issued and outstanding. Our board of directors has no present plans to issue preferred stock but may do so with terms established at its discretion and at any time in the future without stockholder approval.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was accrued during March 2012 and paid in cash on July 11, 2012.

Distributions, including those paid by issuing shares under the DRIP and the Mariposa Distribution for the three months ended March 31, 2013 and 2012 were as follows (amounts in millions):

	For the Three Months Ended
	March 31,
	2013		2012
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
First Quarter Distributions
Regular distributions	$14.5	$14.5	$24.8	$24.8
Special cash distribution	—	—	9.9	—
Total	$14.5	$14.5	$34.7	$24.8

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

We calculate annualized rates as if the shares were outstanding for a full year based on a $10 per share purchase price.

The daily distribution amount from January 1, 2012 through the end of the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  Our board of directors has authorized the 3.5% annualized distribution rate through June 30, 2013.

Share Redemption Program

From the inception of our share redemption program (“SRP”) in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 were fulfilled.  For the three months ended March 31, 2012, approximately 1.7 million shares of common stock were redeemed at a total consideration of $15.5 million and a weighted average share price of $9.50.  There were no unpaid redemptions as of March 31, 2012.

Effective from April 1, 2012 through February 28, 2013, our board of directors suspended our SRP.  In connection with its determination of the estimated value of our shares effective March 1, 2013, our board of directors modified and reinstated our SRP, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program.  The modified and reinstated SRP is effective as of March 1, 2013 and the first time period redemptions will be considered under the modified and reinstated SRP will be at the end of the second quarter 2013 for all properly submitted redemption requests received (i) on or prior to May 31, 2012, and not satisfied or withdrawn since that time, and (ii) between March 1, 2013 and May 31, 2013.

As modified, for redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our SRP will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our SRP will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.  A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time).  Redemptions are also limited by our charter to no more than 5% of the weighted average of shares outstanding during the preceding twelve month period immediately prior to the date of redemption.

13.                               Commitments and Contingencies

All of our BHMP CO-JVs, MW CO-JVs, those Property Entities in which we have an equity interest, and our other Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2013, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2013 and December 31, 2012, we have approximately $16.7 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons. We are currently evaluating the status of these arrangements in light of the California legislature’s termination of California’s redevelopment agencies effective in February 2012 due to state budget deficits.  Since the termination, we did receive our scheduled annual payment per the terms of our agreement in October 2012 which relates to the annual period ended June 30, 2013.  In November 2012, California passed constitutional amendments to increase income and sales tax rates.  While there has not been any official notice of the reinstatement of redevelopment agencies or changes in status of the arrangements, our multifamily community is on a list of properties authorized for payment. If the State of California terminates or defaults on the arrangements, we believe we could lease the units without affordable housing support at higher rents, but could incur short term operating expenses and additional capital expenditures during the transition.

As of March 31, 2013, we have entered into construction and development contracts with $159.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of March 31, 2013 and December 31, 2012, we have $0.3 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in millions):

	Balance				Fair Value	Loss for the
	Sheet				as of	Three Months Ended
	Location	Level 1	Level 2	Level 3	Reporting Date	3/31/2013 (a)
Assets
Interest rate caps	Other assets

As of March 31, 2013		$—	$0.3	$—	$0.3	$—

As of December 31, 2012		$—	$0.3	$—	$0.3

(a)         We had no interest rate caps as of March 31, 2012, thus, there was no gain or loss for the three months ended March 31, 2012.

Nonrecurring Basis — Fair Value Adjustments

For the three months ended March 31, 2013 and 2012, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of March 31, 2013 and December 31, 2012 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our credit facility payable and mortgage loans payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of March 31, 2013 and December 31, 2012 are as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$959.0	$965.9	$979.6	$991.8

15.                               Related Party Arrangements

We have no employees and are supported by related party service agreements.  We are dependent on our Advisor and our Property Manager and their affiliates for certain services that are essential to us, including, but not limited to,  investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

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

For the three months ended March 31, 2013 and 2012, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $3.4 million and $1.2 million, respectively, and capitalized approximately $3.4 million and $0.9 million, respectively, of such fees to our development projects as construction in progress.  As of March 31, 2013, $7.7 million of acquisition and advisory fees related to developments, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  For the three months ended March 31, 2013, our Advisor has earned debt financing fees of approximately $0.3 million.  No debt financing fees were incurred for the three months ended March 31, 2012.

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

For the three months ended March 31, 2013 and 2012, our Advisor earned asset management fees of approximately $1.8 million and $1.5 million, respectively.

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

For the three months ended March 31, 2013 and 2012, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $5.7 million and $4.8 million, respectively.

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

For the three months ended March 31, 2013 and 2012, our Advisor was reimbursed approximately $0.4 million and $0.5 million, respectively.

As of March 31, 2013 and December 31, 2012, our payables to our Advisor and its affiliates were $4.0 million and $1.3 million, respectively.

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $1.7 million and $0.3 million in 2013 and 2012, respectively	$8.8	$9.1

Non-cash investing and financing activities:
Mortgage payable assumed by purchaser of asset held for sale	$—	$(15.8)
Notes receivable cancelled in connection with acquisition of real estate	$—	$5.9
Acquisition of a noncontrolling interest	$—	$2.7
Stock issued pursuant to our DRIP	$5.0	$9.1
Distributions payable - regular	$5.0	$8.4
Distributions payable - special	$—	$9.9
Accrued other investing	$22.2	$3.9

17.                               Subsequent Events

We have reviewed subsequent events through May 9, 2013 and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Distributions Paid

On April 1, 2013, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of March 2013.  On May 1, 2013, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of April 2013.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 and the factors described below:

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

Cautionary Note

The agreements filed as exhibits to this Quarterly Report on Form 10-Q have been included to provide security holders with information regarding their terms.  They are not intended to provide via their terms any other factual information about us.  The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.  Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of March 31, 2013, all of our investments have been in multifamily communities located in the top 50 Metropolitan Statistical Areas located in the United States (“MSA”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures.”

We have investments in 52 multifamily communities as of March 31, 2013.  We wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments, and we have an ownership interest in 40 multifamily communities through 39 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing high quality multifamily communities that will produce increasing rental revenue and will appreciate in value within our targeted life. Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning which we intend to transition to core properties.  Further, we may invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

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

Investments in multifamily communities have benefited from changing demographic and finance trends. These trends include the echo-boomer generation coming of age and entering the rental market, continued growth in non-traditional households, increased immigration and recently higher credit standards for home buyers.  Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last two years.  While rental rates may eventually hit affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive.  However, changes in these factors could affect the stability and magnitude of these trends and can significantly affect our strategy, both favorably and unfavorably.  The supply of new multifamily communities coming into the market in the last few years has been less than historical averages.  Supply trends have recently shown some signs of changing, particularly related to permit activity, which while still below historical averages, is increasing.  Several local markets are approaching or even exceeding these historical averages.  Because the period required to develop new multifamily communities is 18 to 36 months, we still expect there will continue to be an overall favorable supply position for the next two to three years.

We have and expect to continue to utilize Co-Investment Ventures in our investment strategy. Co-Investment Ventures’ equity allows us to expand the number and size of our investments, allowing us to obtain interests in multifamily communities we might otherwise not have access to. With a larger portfolio we believe we are also diversifying and managing our risk.  Accordingly, we have used Co-Investment Ventures in many of our different types of investments, including stabilized and development communities and loan investments.

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

In pursuing a development focus, we will generally partner with experienced developers and obtain guaranteed maximum construction contracts whenever possible, where we will provide all or substantially all of the equity capital. The developers will receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and all sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually one or two years after substantial completion.

The decision to focus primarily on developments rather than acquisitions will affect our near-term operating cash flow. Developments require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We will attempt to minimize this period by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use portions of the remaining proceeds from our Initial Public Offering or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments.

We may also invest a portion of the remaining proceeds from our Initial Public Offering in multifamily-related debt investments. Because government-sponsored entities (“GSEs”) typically do not lend on development properties during construction and banks and other debt providers tend to limit financing to approximately 60% of total costs, we may have lending opportunities with creditworthy borrowers that would provide favorable short-term returns (one to five years). We will seek out these loan investments either as mezzanine or land loans. For mezzanine loans, we will provide financing that is subordinate to the developer’s senior construction loan but senior to the developer’s equity, which we expect to be in the range of 10% to 15% of the total development cost. The mezzanine loans are secured by a pledge, typically of ownership interests in the respective multifamily community development, and will carry interest rates ranging from 12% to 15% for a base term of three years. These loans generally require one to six months to fully fund the loan commitment with interest payments fully or partially deferred until operations have stabilized or the loan is paid off. For land loans, we will finance the developer’s acquisition of the land, usually for a period of approximately one to two years at rates ranging from 10% to 13% and require a first lien mortgage as collateral. Similar to mezzanine loans, we will also generally require 10% to 15% of developer equity for each land loan.

While the recent investing trends have positively benefited our multifamily valuations and operations, these trends have also led to increased competition for stabilized multifamily investments, particularly in the markets and with the quality and characteristics that we target.  During these periods of capitalization rate compression, we will still continue to evaluate stabilized acquisitions and seek out properties and situations where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Although we do not expect stabilized acquisitions to be our primary investment strategy, we will take advantage of such opportunities when they meet our targeted return objectives.

When appropriate, we may also incorporate into our investment portfolio value-added multifamily communities that have either been mismanaged or otherwise have not realized what we believe to be full appreciation and income-generation potential.

Generally, we will make capital improvements or seek to aesthetically improve the asset and its amenities, increase rents, and stabilize occupancy with the goal of adding an attractive increase in yield and improving total returns.

The demand for multifamily acquisitions may also provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects.  We may evaluate total return prospects on an individual property basis, which would include specific property characteristics such as current market value, rental rate growth, operating costs or competition.  We may also make an evaluation based on the sub-market or region, which would include factors related to macro-economic conditions, overall multifamily supply trends or investor demand.  Because older properties have higher capital and maintenance requirements and may not attract higher rents, we will also monitor the overall age of our portfolio, selling certain communities to maintain targeted age characteristics.  From 2011 through March 31, 2013, we have sold partial or entire interests in nine multifamily communities, generating cash proceeds of $185.4 million, recognizing gains of $147.8 million and increases to additional paid-in capital of $39.6 million.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated value per share.  For the three months ended March 31, 2013 and 2012, the DRIP offering price averaged $9.45 and $9.50, respectively, and as of March 31, 2013 is $9.53.  As of March 31, 2013, we have sold approximately 13.6 million shares under our DRIP for gross proceeds of approximately $128.8 million.  There are approximately 86.4 million shares remaining to be sold under the DRIP.

Per the terms of the DRIP, we currently expect to offer shares for the next four years, which would be the sixth anniversary of the termination of our Initial Public Offering, although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.  Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

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

Distributions

Regular Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 6.0% (based on a purchase price of $10.00 per share) for the period from September 1, 2010 to March 31, 2012 and 3.5% from April 1, 2012 through June 20, 2013.  See further discussion under “Distribution Activity” below.

Special Cash Distribution

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa Lofts Apartments (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution of $10.0 million was paid in cash on July 11, 2012.  Our board of directors has not authorized any other special distributions, although it may in future periods.

Co-Investment Ventures

Our Co-Investment Ventures are principally with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP

Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  As of March 31, 2013 and December 31, 2012, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

The BHMP Co-Investment Partner is a partnership between our sponsor, Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, an investment vehicle for Dutch pension funds (“PGGM”).  PGGM is the 99% limited partner of the BHMP Co-Investment Partner and Behringer Harvard Holdings is indirectly the 1% general partner of the BHMP Co-Investment Partner.

The MW Co-Investment Partner is a partnership between Heitman LLC (“Heitman”) and Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”).  NPS is the 99.9% limited partner and Heitman is the 0.1% general partner of the MW Co-Investment Partner, respectively.

The table below presents a summary of the number of each type of Co-Investment Venture and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily community.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	March 31, 2013		December 31, 2012
	Number of		Number of
	Co-Investment	Effective	Co-Investment	Effective
	Ventures	Ownership	Ventures	Ownership
BHMP CO-JVs
With no other Co-Investment Partners	9	55% to 74%	9	55% to 74%
With no other Co-Investment Partners, unconsolidated	1	55%	1	55%
With Property Entities	4	52% to 55%	5	51% to 55%
MW CO-JVs	15	55%	15	55%
Other Co-Investment Ventures	10	80% to 100% (a)	8	80% to 100% (a)
	39		38

(a)         All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in six and three of the Co-Investment Ventures as of March 31, 2013 and December 31, 2012, respectively.

Structure of Co-Investment Ventures

Each of our individual joint ventures with the BHMP Co-Investment Partner and the MW Co-Investment Partner owns a subsidiary entity, a REIT, through which substantially all of the joint venture’s business is conducted.  Each subsidiary REIT also issues approximately $60,000 of non-voting preferred stock to unaffiliated holders as part of its qualification as a REIT for U.S. tax purposes.  Accordingly, the BHMP CO-JVs and the MW CO-JVs own 100% of the voting equity interests and in excess of 99% of the economic interests in the underlying multifamily investment.  Each BHMP CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  In certain circumstances the governing documents of the BHMP CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest in a BHMP CO-JV or MW CO-JV.  We have no ownership or other direct financial interests in either the BHMP Co-Investment Partner or the MW Co-Investment Partner.

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

Apart from investments with BHMP CO-JVs and MW CO-JVs, we have ten other Co-Investment Ventures directly with developers, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners, who are typically providing development and general contractor services through affiliated entities, are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  These developers will have initial capital contributions until certain milestones are achieved, at which point their initial capital contributions will be returned to them.  These developers will have a back-end interest, generally only attributable to distributions related to a property sale.  They will also have put options, generally one year after completion of the development, pursuant to which we would be required to acquire their ownership interest at a set price. These other Co-Investment Ventures will also include buy/sell provisions, generally available after the seventh year after completion of the development.  We expect to generally provide the greater proportion of the equity capital, and for the eight current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

Co-Investment Venture Partners

The 99% limited partner of our BHMP Co-Investment Partner is PGGM.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website as of January 2013, the sponsor of PGGM currently manages approximately 133 billion euro (approximately $170 billion, based on exchange rates as of March 31, 2013) in pension assets for over 2.5 million people.  We formed our first BHMP Co-Investment Venture with PGGM in 2007, and prior to December 1, 2011, PGGM was our only Co-Investment Partner.  PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor.  As of March 31, 2013, approximately $1.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.  The 1% general partner of our BHMP Co-Investment Partner is Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings.

The 99.9% limited partner of our MW Co-Investment Partner is NPS.  NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of January 2013, the NPS fund estimated its total value at 395 trillion won (approximately $355 billion, based on exchange rates as of March 31, 2013), and counted over 3.15 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Venture does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of March 31, 2013, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the four Property Entities, the other equity owners are national or regional domestic developers.

As of March 31, 2013, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Market Outlook

While the first quarter of 2013 started with good economic momentum, by the end of the quarter the effects of increased payroll taxes and across the board U.S. government budget cuts began to take a toll. GDP growth for the first quarter was a respectable 2.5%, especially in light of the 0.4% from the fourth quarter 2012 report. However, given that it was driven by increased consumer service spending, including energy costs, and seasonal inventory restocking by businesses, there is concern over whether the growth can be sustained. Cutbacks in government spending, mainly related to defense spending, are having a significant effect on sustainable growth. The last two quarters have marked the largest contraction in government expenditures since the mid-1950’s. With that headwind, the U.S. economy saw weakness in retail sales and manufacturing activity. Job growth was 165,000 new jobs in April 2013 and averaged approximately 200,000 new jobs in the first quarter of 2013, about 10% more than the average for 2012, but still far less than what most economists are saying is necessary to significantly affect long term employment. On the positive side, the housing market continues to show improvement with most major markets reporting increased pricing and declining inventories.  Also helping the U.S. economy are improvements, or at least stabilization, of global economic issues. The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were recurring drags on the U.S. economy for the last couple of years, has now reached a point where the worst of the scenarios appear less likely, although as recent events have demonstrated, the situation is still volatile.

Going into the second quarter, many analysts are concerned that the economy is repeating the cycle of the last couple of years, where after a good start to the year, there is a spring pull back. The current concerns are heightened with debates over the U.S. federal budget, spending and debt limits, which appear to be continuing for an extended period and may further disrupt economic growth. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect moderate, but uneven U.S. growth for the near term.  However, these issues have the potential to significantly affect the economy.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth and personal disposable income, the multifamily sector continues to show strong growth and favorable demand/supply fundamentals should still support reasonable growth in the near term. The performance of the multifamily sector appears consistent with historical trends where real estate investments in the multifamily sector tend to perform better than real estate investments in other sectors during periods of economic recovery.  Further, from a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Also affecting home ownership is a national trend toward delayed marriage. Since 1990, the average age for first time marriages has increased by over 2 years. Given that first time home ownership often follows marriage, this delay is also delaying home ownership. As a result, single family home ownership, which had peaked at 69.2% in late 2004, has now reduced to approximately 65% as of March 31, 2013.  Historical home ownership figures from pre-1995 hovered around 64%.  While improvements in the single family housing sector should eventually affect this trend, we believe the overall positive effects of such an important component of the economy will be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from about 2008, supply levels as measured by new starts have generally returned to historic averages, about 1.6% of existing stock. There were 392,000 seasonally adjusted annual new starts in March 2013, up over 50% from March 2012. Permits for new multifamily developments remained more in line with the 12 month average, indicating that new developments are starting to level off. We believe that the multifamily fundamentals noted above are leading to this increased development activity; however, this supply for the most part is only making up for lost activity coming out of the recession. Further, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. We also believe that the new supply will affect certain markets, and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population growth and absolute inventory level of units will allow certain markets to better absorb certain levels of new supply.

As a result of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  Some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.

For the Company, these fundamentals have favorably impacted the Company’s 2013 operating performance.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  Through February 2013, 13 of our 17 major markets had annual employment growth greater than the national average of 1.5%, and three markets had less growth than the national average.  Of the top five markets with the highest absolute increase in job growth, we had investments in four:  Houston, Dallas, Los Angeles, and Atlanta.

These positive employment results for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 32 communities that were stabilized and held for the comparable periods in 2013 and 2012.  These 32 communities produced year over year total revenue increases of approximately 8.0%.  Since March 31, 2012, we have increased our residential monthly rent per unit for these 32 stabilized communities by 5%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 32 communities from 94% at March 31, 2012 to 95% at March 31, 2013.

Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector.  For the last three years for the period ended March 31, 2013, five and ten year treasury rates, key benchmarks for multifamily financings, have primarily ranged between 0.6% to 2.8% and 1.0% to 4.0%, respectively.  As of March 31, 2013, five and ten year treasury rates were 0.77% and 1.87%, respectively, and trending down in April and May 2013.  In addition to favorable, general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, has brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities and in 2012 we closed five loans with an average fixed interest rate of 2.9% and in 2013, we closed one loan with a fixed interest rate of 3.2%. As of March 31, 2013, our weighted average fixed interest rate was 3.8%, compared to 3.9% at December 31, 2012.

Although the current outlook on these financing trends is favorable, there are risks.  As discussed above, the U.S. political deadlock over the debt ceiling, tax policy and government spending levels could jeopardize the U.S. credit rating and the level of domestic interest rates. Although the European debt crisis has moderated, there is a risk that the higher-risk European countries, such as Italy, Greece and Spain, could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface, the latest being Cypress.  Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, changes related to GSE’s distribution policy to the U.S. government and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

In the event of changing financial market conditions, we believe the Company is reasonably positioned to execute our strategy.  As of March 31, 2013, we held cash and cash equivalents of approximately $394.9 million and had borrowing capacity from our line of credit of $127.2 million. Our cash position is over 40% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 95% of our share of debt is at long-term, fixed rates. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately three more years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility in the world economy, and the consequences that these issues may have on the financial markets, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.  In addition, our development strategy is dependent on the availability of development financing at reasonable interest rates.  While development financing is currently available, there is also no assurance such financing would be available in the future.

Property Portfolio

We invest in a geographically diversified equity and debt multifamily portfolio which includes operating and development investments.  We define our geographic regions by state or by region as follows:

•                                          Florida

•                                          Georgia

•                                          Mid-Atlantic includes the states of Virginia, Maryland and New Jersey.  Our portfolio includes communities in Alexandria, Arlington and McLean, Virginia, Silver Spring, Maryland, and Cherry Hill, New Jersey.

•                                          Mid-West includes the state of Illinois.  Our portfolio includes a community in Chicago, Illinois.

•                                          Mountain includes the states of Arizona, Colorado and Nevada.  Our portfolio includes communities in Scottsdale, Arizona, Denver and Lakewood, Colorado and Clark County and Henderson, Nevada.

•                                          New England includes the states of Connecticut and Massachusetts.  Our portfolio includes communities in Orange, Connecticut and Cambridge, Mansfield, Marlborough, Pembroke and Wakefield, Massachusetts.

•                                          Northern California includes communities in Concord, Santa Rosa, San Bruno and San Francisco in California.

•                                          Northwest includes the state of Oregon.  Our portfolio includes communities in Portland, Oregon.

•                                          Southern California includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods.

•                                          Texas

The table below presents physical occupancy and monthly rental rate per unit by geographic region for all of our consolidated and unconsolidated stabilized multifamily communities in which we have an equity investment as of March 31, 2013 and December 31, 2012:

	March 31, 2013		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of	Number of	March 31,	December 31,	March 31,	December 31,
Geographic Region	Communities	Units	2013	2012	2013	2012
Florida	2	704	94%	94%	$1,498	$1,490
Georgia (c)	1	283	95%	98%	1,258	1,241
Mid-Atlantic	5	1,412	95%	94%	1,946	1,937
Mid-West	1	298	97%	95%	2,175	2,161
Mountain	5	1,594	95%	93%	1,326	1,312
New England	4	940	93%	92%	1,508	1,514
Northern California	4	751	96%	94%	2,216	2,188
Northwest	2	540	96%	94%	1,340	1,331
Southern California	4	889	95%	96%	1,974	1,946
Texas	7	2,248	96%	95%	1,401	1,384
Totals	35	9,659	95%	94%	$1,618	$1,604

(a)         Physical occupancy is defined as the residential units occupied for stabilized properties as of March 31, 2013 or December 31, 2012 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2013, the total gross leasable area of retail space for all of these communities is approximately 166,000 square feet, which is approximately 2% of total rentable area.  As of March 31, 2013, all of the communities with retail space are stabilized, and approximately 80% of the 166,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)         Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2013 and December 31, 2012 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended March 31, 2013 and 2012, these other charges were approximately $4.1 million and $3.6 million, respectively, approximately 8% of total combined revenues for both periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

(c)          Physical occupancy rates and monthly rental rate per unit as of December 31, 2012, exclude the results of The Reserve at John’s Creek Walk (“Johns Creek”) which was sold in March 2013.

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment, as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	1	180	1	180
Mid-Atlantic	1	461	—	—
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	1	180	1	180
Southern California	1	113	—	—
Texas	6	1,518	6	1,519
Total Equity investments	13	3,242	11	2,669

Debt investments:
Florida	1	321	—	—
Mountain	1	388	1	388
Southern California	—	—	1	113
Texas (a)	2	764	2	764
Total Debt investments	4	1,473	4	1,265
Total Developments	17	4,715	15	3,934

(a)         Includes an unconsolidated loan investment as of March 31, 2013 and December 31, 2012.  The other loan investment is in a multifamily community completed in 2012 and currently in lease up as of March 31, 2013.

Results of Operations

Because of our investment of proceeds from our Initial Public Offering, we have experienced significant increases in our total investments since our inception.  Also, as the status of our lease up and development communities have progressed, their totals have fluctuated over time, changing the proportion of our stabilized multifamily communities to our total investments.

These portfolio changes have contributed to significant increases or fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of March 31, 2013, December 31, 2012, and March 31, 2012 is as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012
Reporting Classifications:
Consolidated communities	51	50	42
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	52	51	43

Investment Classifications:
Equity investments
Stabilized communities	35	36	35
Development	13	11	5
Total equity investments	48	47	40

Debt investments
Land loans	—	1	2
Mezzanine loans	4	3	1
Total debt investments	4	4	3

Total investments	52	51	43

In the following sections, where we compare one period to another, we may refer to these changes to explain significant fluctuations. These transactions have affected the comparability of our financial statements as of and for the three months ended March 31, 2013 as compared to the same period of 2012.

The three months ended March 31, 2013 as compared to the three months ended March 31, 2012

In our review of operations, we define net operating income (“NOI”) as consolidated rental revenue, less consolidated property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as general and administrative expenses, asset management fees and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  In addition, we review our stabilized multifamily communities on a comparable basis between periods, referred to as “Same Store.”  Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  We consider a property to be stabilized upon the earlier of 90% occupancy or one year after completion.

The table below reflects number of communities and units as of March 31, 2013 and 2012 and rental revenues, property operating expenses and NOI for the three months ended March 31, 2013 and 2012 for our Same Store operating portfolio as well as other properties in continuing operations:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change
Rental revenue
Same Store	$46.1	$42.7	$3.4
2012 acquisitions	3.2	0.4	2.8
Total rental revenue	49.3	43.1	6.2

Property operating expenses, including real estate taxes
Same Store	18.0	17.6	0.4
2012 acquisitions	1.4	0.2	1.2
Total property operating expenses, including real estate taxes	19.4	17.8	1.6

NOI
Same Store	28.1	25.1	3.0
2012 acquisitions	1.8	0.2	1.6
Total NOI	$29.9	$25.3	$4.6

Number of Communities
Same Store	32	32	—
2012 acquisitions	3	1	2
Total Number of Communities	35	33	2

Number of Units
Same Store	8,840	8,840	—
2012 acquisitions	819	149	670
Total Number of Units	9,659	8,989	670

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — NOI.”

Rental Revenues.  Rental revenues for the three months ended March 31, 2013 were approximately $49.3 million compared to $43.1 million for the three months ended March 31, 2012.  Same Store revenues, which accounted for approximately 94% of total rental revenues for 2013 increased approximately 8% or $3.4 million.  A large portion of this increase related to an approximate 5%  increase in monthly rental rates per units for our Same Store communities as of March 31, 2013 compared to March 31, 2012, adding approximately $2.6 million to Same Store rental revenue from the prior period in March 31, 2012. The remaining increase in Same Store revenues of approximately $0.8 million related to increased occupancy for the Same Store communities. Occupancy as of March 31, 2013  increased to  95% as compared to 94% as of March 31, 2012.   The remaining increase of $2.8 million in total rental revenue for the three months ended March 31, 2013 as compared to comparable period of 2012 is attributable to our 2012 acquisitions which reported rental revenues for a full quarter in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended March 31, 2013 and 2012 were approximately $19.4 million and $17.8 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 93% of total property operating expenses and real estate taxes for 2013, increased approximately $0.4 million.  Increases in Same Store real estate taxes of approximately $0.2 million were driven by increased tax values on our multifamily communities.  Other increases included Same Store property management fees of $0.2 million which are directly related to increased Same Store rental revenue.  Our 2012 acquisitions which were held for a full quarter in 2013 accounted for $1.2 million of the increase in total property operating and real estate tax expenses.

General and Administrative Expenses.  The increase in general and administrative expenses of $0.9 million for the three months ended March 31, 2013 compared to the same period of 2012 was principally due to an increase of $0.5 million in off-site personnel costs reimbursed to our property manager, Behringer Harvard Multifamily Services, LLC (“BHM Management”), a $0.1 million increase in director and officer insurance expenses and $0.1 million of consulting services related to our valuation of net asset value per share as of March 1, 2013.

Acquisition Expenses.  Acquisition expenses for the three months ended March 31, 2012 were approximately $0.5 million and related to our acquisition of the Grand Reserve.  The majority of the acquisition expenses were fees and expenses due to our

Advisor.  We did not incur any acquisition expenses for the three months ended March 31, 2013.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended March 31, 2013 was approximately $6.8 million compared to $8.4 million for the three months ended March 31, 2012.  The decrease was principally due to a $1.4 million increase in capitalized interest, which effectively reduces interest expense in the 2013 period compared to the 2012 comparable period for our active development projects.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was approximately $22.3 million and $31.8 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decrease is principally the result of the $11.0 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year) was fully amortized in prior periods.  The decrease was partially offset by increased depreciation expense related to new capital improvements placed in service subsequent to March 31, 2012.  See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the sale of Johns Creek in March 2013 and Mariposa Lofts Apartments (“Mariposa”) in March 2012.  The operations of Johns Creek for the three months ended March 31, 2013 and 2012 and the operations of Mariposa for the three months ended March 31, 2012 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $6.9 million for the three months ended March 31, 2013 represents the gain recognized from the sale of Johns Creek.  The gain of $13.3 million for the three months ended March 31, 2012 represents the gain recognized from the sale of Mariposa.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the three months ended March 31, 2013 or 2012.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three months ended March 31, 2013 and 2012, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2012 to March 31, 2013.

Total real estate, net increased approximately $26.8 million principally as a result of $74.7 million of expenditures related to our development portfolio.  These increases were partially offset by the sale of Johns Creek, carried at a net book value of $28.0 million, in March 2013 and the depreciation expense of $21.4 million for the three months ended March 31, 2013.

Cash and cash equivalents decreased $55.8 million principally as a result of the cash portion of expenditures related to the development program discussed above.  This decrease was partially offset by the receipt of proceeds of $33.3 million from the sale of Johns Creek in March 2013.

Mortgages and notes payable decreased approximately $20.6 million principally related to the sale of Johns Creek.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2012 and 2013 acquisition activity and the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate investing offering proceeds from our Initial Public Offering (which closed on September 2, 2011) in multifamily investments.  We currently expect developments to constitute one of our primary investment focuses.  Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that the investment period could extend through parts of 2013 and 2014; however, once the offering proceeds are invested, we expect a decline in our acquisition and development activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Cash flows provided by operating activities for the three months ended March 31, 2013 were $20.5 million as compared to cash flows provided by operating activities of $11.5 million for the same period in 2012.  The increase in cash provided by operating activities is partially due to the $4.6 million increase in NOI from both our Same Store operating properties and our 2012 acquisitions.  The increase in NOI is primarily attributable to increased monthly rental revenue per unit and increased occupancy for the three months ended March 31, 2013 compared to the same period of 2012.  Also, interest expense included in operating activities decreased approximately $1.4 million due to amounts capitalized in our development program.  A substantial portion of our other GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our depreciation and amortization non-cash charges decreased by $9.8 million for the three months ended March 31, 2013 as compared to the same period in 2012.  This significant decrease in depreciation and amortization is principally the result of the $11.2 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year) was fully amortized in prior periods.  The decrease was partially offset by increased depreciation expense related to new capital improvements placed in service subsequent to March 31, 2012.  The decrease in depreciation and amortization is partially offset by the decrease in gain on sale of real estate from $13.3 million related to the sale of Mariposa for the three months ended March 31, 2012 to $6.9 million related to the sale of Johns Creek for the comparable period of 2013.  We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities.  We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities as we invest the remaining cash from our Initial Public Offering.

Cash flows used in investing activities for the three months ended March 31, 2013 were $39.1 million compared to cash flow used by investing activities of $23.2 million during the comparable period of 2012.  The increase in cash used in investing activities was principally due to an increase of $34.8 million in expenditures related to our development portfolio and $11.1 million of advances on notes receivable during the three months ended March 31, 2013 as compared to the same period of 2012.  This increase in cash used in investing activities was partially offset by an increase of $9.3 million in proceeds from the sale of Johns Creek for the three months ended March 31, 2013 compared to the sale of Mariposa during the same period of 2012.  Additionally, during the three months ended March 31, 2012, a consolidated BHMP CO-JV acquired the Grand Reserve multifamily community.  We had no acquisitions of real estate for the three months ended March 31, 2013.  We expect capital expenditures related to our development program to be a significant use of cash during 2013 and 2014.

Cash flows used in financing activities for the three months ended March 31, 2013 were $37.1 million compared to cash flows used in financing activities of $31.0 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we repaid a mortgage payable of $23.0 million in preparation of the sale of Johns Creek and received mortgage proceeds of $4.1 million related to financing.  There were no mortgage loan proceeds or repayments for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we distributed $12.4 million to noncontrolling interests as compared to $4.2 million for the comparable period of 2012.  Redemptions of $15.5 million were paid during the three months ended March 31, 2012.  No redemptions were paid for the three months ended March 31, 2013.

Liquidity and Capital Resources

With the completion of our Initial Public Offering, the Company has cash and cash equivalents of $394.9 million as of March 31, 2013.  We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly Co-Investment Ventures, other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

Generally, operating cash needs, including any related acquisition and financing costs, include our operating expenses, general administrative expenses, and asset management fees.  We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments.  However, as we currently intend to focus on development investments, which require time to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows.

Based on our current distribution levels and anticipated redemptions of our common stock, our current operating cash flow, net of the cash requirements noted above, is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances and on the returns from our anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods, as we invest and attempt to produce stabilized cash flows, we may use portions of the remaining proceeds from our Initial Public Offering to fund redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments.  During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of March 31, 2013, our cash and cash equivalents balance was $394.9 million, compared to $450.6 million as of December 31, 2012. The decrease is primarily due to the acquisitions and development expenditures made during the three months ended March 31, 2013 of $56.8 million, partially offset by $33.3 million of proceeds from the sale of Johns Creek.

Our consolidated cash and cash equivalent balance of $394.9 million as of March 31, 2013 includes approximately $17.7 million held by individual Co-Investment Ventures.  These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to us and other owners.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts and a high grade money market fund.  We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our cash balances, a substantial portion of our holdings are in excess of U.S. federal insured limits. Further, beginning in 2013, certain non-interest bearing deposits, which were fully federally insured, are now subject to the same $250,000 insurance limit as other deposits, further increasing the amount of our deposits that are in excess of U.S. federal insured limits and requiring us to rely more on the credit worthiness of our deposit holders and our diversification strategy.

With the termination of our Initial Public Offering on September 2, 2011, we are now more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $20.5 million for the three months ended March 31, 2013 compared to $11.5 million for the comparable period in 2012.  The increase in cash flow from operating activities is principally due to the conversion from equity accounting for most of our Co-Investment Ventures to consolidated accounting.  We now show our cash flow from operating activities gross, where equity accounting generally only includes distributions from investees as distributed.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings).  Distributions related to operating activities were $6.8 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively.

With our positive cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from our recent acquisitions and anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

During our Initial Public Offering, we experienced significant increases in the absolute amount of our regular distributions on our common stock.  With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, our board of directors set our second quarter 2012 distribution rate to an annual rate of 3.5% and has since approved this rate for the second quarter of 2013, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6%. This reduced distribution rate, if continued going forward, would reduce our distributions payable in 2013 as compared to 2012 and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our

Initial Public Offering, (3) financings and (4) dispositions.  In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions.  During 2013 and 2012, the percentage of our regular distributions that has been reinvested has averaged approximately 53% and 55%, respectively.

Our board of directors has modified and reinstated our share redemption program (“SRP”) effective March 1, 2013.  (See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our SRP.) As further described above in “Cash Flow Analysis”, the SRP was suspended effective June 18, 2012, and we did not redeem any shares in the second, third and fourth quarters of 2012.  Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million in redemptions during 2012 (through the suspension date).

We expect to begin funding share redemptions again near the beginning of the third quarter of 2013, and we expect to fund redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity.  As we have yet to redeem any stockholders under the modified and reinstated SRP, we are currently uncertain as to the amount of redemptions that will be requested and, consequently, the liquidity required; however, the SRP currently provides a limit of $7 million of redemptions per quarter. At the funding limit, this amount generally corresponds to the average participation in our DRIP, substantially netting the cash requirement. There can be no assurance that either the redemption or DRIP amounts will continue in the future in this range.  The liquidity required to meet the share redemption requests could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing.

We have a $150.0 million credit facility which we intend to use to provide greater flexibility in our cash management and to provide funding on an interim basis for our other short-term needs.  The credit facility matures on April 1, 2017, when all unpaid principal and interest is due, and provides for fees based on unutilized amounts and minimum usage.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities, and we may add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  We may elect to add multifamily communities to the collateral pool in order to increase amounts available for borrowing.  Conversely, dispositions of multifamily communities in the collateral pool that are not replaced would result in decreases in amounts available for borrowing or require repayment of outstanding draws to comply with borrowing limits.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2013.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10.0 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of March 31, 2013, we may make additional draws of approximately $127.2 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	As of		For the Three Months Ended
	March 31, 2013		March 31, 2013
				Average	Maximum
	Balance	Interest	Average Balance	Interest	Balance
	Outstanding	Rate	Outstanding	Rate (a)	Outstanding

Borrowings	$10.0	2.28%	$10.0	2.28%	$10.0

(a)         The average rate is based on month-end interest rates for the period.

As we utilize our cash balances as described in this section, we expect to use the credit facility more frequently.

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

As discussed above, we have $394.9 million of cash and cash equivalents as of March 31, 2013 and we expect to use a substantial portion of these funds for additional investments in multifamily communities, primarily developments, and to a lesser extent multifamily operating and debt investments.  The actual amount invested will depend on the extent we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses. If our primary investments are developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts of capital can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners.  As of March 31, 2013, approximately $1.9 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $17.5 million.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 133 billion euro (approximately $170 billion, based on exchange rates as of March 31, 2013) in pension assets for over 2.5 million people as of October 2012.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of March 31, 2013, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $2.3 million.  We anticipate using the remaining proceeds of our Initial Public Offering and other sources described in this section to fund any amounts required.

As of March 31, 2013, we have ten other Co-Investment Ventures.  These other Co-Investment Ventures were established for the development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of March 31, 2013, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

The MW Co-Investment Partner does not have any commitment for any additional investments.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of March 31, 2013, we have three wholly owned debt investments and one unconsolidated debt investment through a BHMP CO-JV.  There is $2.6 million remaining to be funded on the wholly owned debt investments and $5.6 million remaining to be funded on the unconsolidated debt investment, of which our share is $3.1 million.  We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we will also evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments), at the Co-Investment Venture level or at the Property Entity level, where both have third party partners.  For wholly owned acquisitions, we may acquire communities with all cash and then once a sufficient portfolio of unsecured communities is in place, obtain unsecured financing. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing.

Company level debt is defined as debt that is an obligation of the Company.  If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2013, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of March 31, 2013, we and our BHMP Co-Investment Partner have four equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $7.2 million to Property Entities as of March 31, 2013.  These Property Entities also have property debt and/or other joint venture obligations.  As of March 31, 2013, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of the joint venture’s obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Venture Partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality multifamily communities. As of March 31, 2013, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 3.86% and 3.76%, respectively.  During 2013, we and Co-Investment Ventures closed a refinancing of $29.0 million at a weighted average interest rate of 3.17%.  As of March 31, 2013, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately five years.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization and permanent financing of our portfolio.  As part of the BHMP CO-JV and MW CO-JV governing agreements, the BHMP CO-JVs and MW CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%.

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. As of March 31, 2013, we have closed one conventional construction loan and expect to close additional loans with different structures. See the development tables below for additional discussion of our existing development activity.

As of March 31, 2013, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at March 31, 2013 was 0.20%):

	Total Carrying	Weighted Average	Maturity	Our Approximate
	Amount	Interest Rate	Dates	Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.3	3.86%	2018	$30.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (b)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	64.3			64.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	882.5	3.76%	2015 to 2020	493.8
Permanent mortgage - variable interest rate	12.4	Monthly LIBOR + 2.35%	2017	6.8
Construction loan - variable interest rate (c)	—	Monthly LIBOR + 2.25%	2016 (b)	—
	894.9			500.6
Plus: Unamortized adjustments from business combinations	9.8
Total Co-Investment Venture Level - Consolidated	904.7

Total all levels	$969.0			$564.9

(a)         Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our share of contributed capital, as applicable.  These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)         Includes loan(s) with one or two-year extension options for a fee of generally 0.25% of outstanding principal.

(c)          The construction loan relates to a single multifamily community development with a committed financing of $21.9 million and an estimated total cost of $43.8 million. As of March 31, 2013, no amounts have been drawn. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 45% of the total costs, and are limited to prescribed percentages of the final cost, approximately 55% of the total costs. As of March 31, 2013, no amounts have been drawn. See the section below for additional information on our development activity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2013, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of March 31, 2013, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

		Consolidated
	Company	Co-Investment
Years	Level	Venture Level	Our Share
April through December 2013	$—	$2.7	$1.5
2014	$24.0	$5.6	$27.2
2015	$0.2	$84.0	$46.6
2016	$0.6	$168.1	$93.3
2017	$10.6	$235.2	$138.0
Thereafter	$28.9	$399.3	$258.3

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

GSEs have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including possible privatizations.  As a possible first step to these actions, in August 2012 the U.S. government imposed minimum distribution requirements for the GSEs, generally equal to their reported net income.  This will have the effect of limiting the growth of GSE operations by restricting the reinvestment of their retained earnings.  With the newly elected U.S. Congress and re-elected President, additional restrictions may also be imposed in the future.  Accordingly, we have and will continue to maintain other lending relationships.  As of March 31, 2013, approximately 71% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.  Recently, other loan providers, primarily insurance companies and to a lesser extent banks, have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of March 31, 2013, the leverage on our portfolio, as measured by GAAP cost, was approximately 44%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In addition, as of March 31, 2013, we have a wholly owned multifamily community and two of our Co-Investment Ventures have multifamily communities with combined total carrying values of approximately $113.5 million that are not encumbered by any secured debt.

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

Dispositions may also be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all BHMP CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.  In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.  In March 2013, we completed the disposition of Johns Creek, generating cash proceeds of $33.3 million and gain on sale of $6.9 million.

In March 2012, our board of directors declared a $0.06 per share special cash distribution related to the sale of Mariposa.  (See “Distribution Activity — Special Cash Distribution” section below.)  Special cash distributions are in the discretion of our board of directors and, accordingly, there is no assurance the board will declare any special distributions in the future.

Our development investment activity includes both equity and loan investments (including one unconsolidated loan investment through a BHMP CO-JV). Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans.

The following tables, which may be subject to finalization of budgets, permits and plans, summarize our equity and loan multifamily development investments as of March 31, 2013 (amounts in millions):

				Total		Our Share
				Costs Incurred	Total	of Total	Committed	Estimated
				as of	Estimated	Estimated	Development	Completion	Effective
Community	Location	Type	Units	March 31, 2013	Costs	Costs	Financing (a)	Date	Ownership (b)
Equity investments :
Allegro Phase II	Addison, TX	Wholly Owned	121	$12.0	$16.4	$16.4	$—	2nd Quarter 2013	100%
The Franklin Delray	Delray Beach, FL	Wholly Owned	180	25.7	33.1	33.1	—	3rd Quarter 2013	100%
4110 Fairmount (c)	Dallas, TX	Co-Investment Venture	299	17.4	47.8	47.8	—	3rd Quarter 2014	100%
Arpeggio Victory Park (c)	Dallas, TX	Co-Investment Venture	377	27.5	62.0	62.0	—	3rd Quarter 2014	100%
21 Lawrence	Denver, CO	Co-Investment Venture	212	11.8	50.8	50.8	—	4th Quarter 2014	80%
Allusion West University (c)	Houston, TX	Co-Investment Venture	231	17.9	43.8	43.8	21.9	4th Quarter 2014	100%
Pacific Gateway	Costa Mesa, CA	Co-Investment Venture	113	11.4	38.6	38.6	—	4th Quarter 2014	80%
Seven RIO (c)	Austin, TX	Co-Investment Venture	220	11.3	60.7	60.7	—	4th Quarter 2014	90%
Audubon	Wakefield, MA	Co-Investment Venture	186	7.8	51.8	51.8	—	1st Quarter 2015	80%
The Muse Museum District (c)	Houston, TX	Co-Investment Venture	270	16.6	51.2	51.2	—	2nd Quarter 2015	100%
Water Street	Cambridge, MA	Co-Investment Venture	392	26.2	191.1	191.1	—	3rd Quarter 2015	80%
Renaissance Phase II	Concord, CA	BHMP CO-JV	180	8.9	50.7	27.9	—	4th Quarter 2015	55%
Tysons Corner (c)	Tysons Corner, VA	Co-Investment Venture	461	31.9	212.2	212.2	—	2nd Quarter 2016	90%
Total equity investments			3,242	$226.4	$910.2	$887.4	$21.9

(a)                                      Committed development financing includes the total amount of construction or other loans secured by the development. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 45% of the total costs, and are limited to proscribed percentages of the final cost, approximately 55% of the total costs. As of March 31, 2013, no amounts have been drawn. See section above for additional information regarding our development financing.

(b)                                      Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(c)                                      If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based the development achieving certain total returns.

					Amounts	Fixed
				Total	Advanced at	Interest	Maturity	Effective
Community	Location	Type	Units	Commitment	March 31, 2013	Rate	Date	Ownership (a)
Consolidated loans:
The Domain	Houston, TX	Mezzanine loan	320	$10.5	$10.0	14.0%	April 2014 (b)	100%
Jefferson at One Scottsdale	Scottsdale, AZ	Mezzanine loan	388	22.7	22.7	14.5%	December 2015 (b)	100%
Kendall Square	Miami Dade County, FL	Mezzanine loan	321	12.3	9.7	15.0%	January 2016 (b)	100%
			1,029	45.5	42.4	14.5%

Unconsolidated loan:
TDI 121 Custer	Allen, TX	Mezzanine loan	444	14.1	8.5	14.5%	August 2015 (b)	55%

Total loans			1,473	$59.6	$50.9	14.5%

(a)                                      Effective ownership represents our current ownership percent in the mezzanine loan.

(b)                                     The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

As of March 31, 2013, we have 13 active development investments.  For the three months ended March 31, 2013, we started two new developments, acquiring land and incurring pre-development costs of $43.3 million. These developments are estimated to include 574 units at total costs of $250.8 million. For the remaining 11 developments, we incurred $31.5 million of capitalized costs for the three months ended March 31, 2013.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of March 31, 2013, we have entered into construction and development contracts with $159.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during the remainder of 2013 and into 2014.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  In February 2013, we obtained a $21.9 million, 30-day LIBOR plus 2.25%, three year term construction loan related to the Allusion West University development.  We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 275 basis points over 30-day LIBOR.  As of March 31, 2013, 30-day LIBOR was 0.20%.  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments.

As of March 31, 2013, we have four loan investments, three wholly owned and one through a BHMP CO-JV. For the three months ended March 31, 2013, we closed on one new loan investment with a total commitment of $12.3 million, advancing $9.7 million. For the remaining three loan investments, there is a total commitment of $47.3 million, of which our share is $41.0 million. During the three months ended March 31, 2013, our share of these advances was $12.5 million. Our total share of remaining unadvanced commitment is $5.7 million and we expect to utilize the liquidity sources noted above to fund these commitments.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of March 31, 2013, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current stabilized multifamily communities, to be in the range of $6.0 million to $15.0 million for the next three to five years.

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

Distribution Activity

Special Cash Distribution

As discussed above under “Overview — Distributions — Special Cash Distribution,” in March 2012 our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was accrued during the three months ended March 31, 2012, and was paid on July 11, 2012.  There were no special cash distributions during the three months ended March 31, 2013.

Regular Distributions

The following tables show the regular distributions paid and declared for the three months ended March 31, 2013 and 2012 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions	Distributions			Cash Flow	Total	Declared
	Paid in	Reinvested	Total	Funds from	from Operating	Distributions	Distributions
	Cash (a)	(DRIP)	Distributions	Operations (b)	Activities	Declared (c)	Per Share (c)
2013
First Quarter	$6.8	$7.7	$14.5	$13.7	$20.5	$14.5	$0.086
Total	$6.8	$7.7	$14.5	$13.7	$20.5	$14.5	$0.086

2012
First Quarter	$10.9	$13.9	$24.8	$9.1	$11.5	$24.8	$0.150
Total	$10.9	$13.9	$24.8	$9.1	$11.5	$24.8	$0.150

(a)         Distributions accrue on a daily basis.  Distributions that accrue each month are paid in the following month.

(b)         Funds from operations (“FFO”) represents our net income (loss) adjusted for depreciation and amortization expense and excludes gains on sale of real estate.  For a reconciliation of our net income (loss) to FFO, see “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” below.

(c)          Represents distributions accruing during the period.

Cash flow from operating activities exceeded regular distributions by $6.0 million for the three months ended March 31, 2013 while regular distributions exceeded cash flow from operating activities by $13.3 million for the three months ended March 31, 2012.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the three months ended March 31, 2013, we distributed an estimated $6.8 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $13.7 million, which was less than our regular distributions by $0.8 million.  For the three months ended March 31, 2012, we distributed an estimated $4.2 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $7.3 million, which was less than our regular distributions by $17.5 million.  Further, our regular distributions exceeded our funds from operations by $0.8 million and $15.7 million for the three month periods ended March 31, 2013 and 2012, respectively.  The improvement in the difference between our cash flow from operating activities, both as reported and adjusted, and from our funds from operations are due to improved operations in our multifamily communities and the decrease in the regular distribution rate as discussed above. Our distribution rate was reduced from 6.0% to 3.5% (based on $10 per share) effective April 1, 2012.

During the three months ended March 31, 2013 and 2012, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in September 2011, raising net proceeds in 2011 of $539.6  million.  As of December 31, 2011, December 31, 2012 and March 31, 2013 we had cash and cash equivalents balances of $655.5 million, $450.6 million and $394.9 million, respectively, a significant portion of which were remaining proceeds from the Initial Public Offering.  In addition, related to dispositions, in May 2011, we sold our investment in the Waterford BHMP CO-JV, realizing cash proceeds of $27.6  million and a GAAP gain of $18.1  million.  In December 2011, we sold partial interests in multifamily communities to the MW CO-JV, realizing cash proceeds of $100.6  million, a GAAP gain of $5.7  million and an increase in additional paid-in capital of $39.6  million.  In March 2012, we sold Mariposa, realizing cash proceeds of $23.9 million and a GAAP gain of approximately $13.3 million.  In March 2013, we sold our interest in the Johns Creek BHMP CO-JV, realizing cash proceeds of $33.3 million ($29.6 million net of distributions to noncontrolling interests) and a GAAP gain of $6.9 million.

Over the long-term, as we continue to invest the remaining proceeds from our Initial Public Offering in income producing multifamily communities and as our development investments are completed and leased up, we expect that more of our distributions (except with respect to distributions related to sales of our assets, which may include special distributions) will be paid from our share of cash flow from operating activities.  However, operating performance and property dispositions cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of March 31, 2013, we had one investment of $4.7 million in an unconsolidated joint venture, TDI 121 Custer, which was made through the Custer BHMP CO-JV.  In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of March 31, 2013, approximately $8.5 million of the total commitment has been advanced under the mezzanine loan (of which our share was $4.6 million).  The Custer BHMP CO-JV does not have an equity investment in the development.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer BHMP CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer BHMP CO-JV has no debt, and its sole operating asset is the mezzanine loan.  We expect to fund our share of the mezzanine loan commitment from our cash.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our BHMP CO-JVs, MW CO-JVs and those Property Entities in which we have an equity investment include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2013, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

All of our other Co-Investment Ventures include put provisions for the other Co-Investment Venture partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at March 31, 2013, have a contractual total of approximately $24.7 million for all of the Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of March 31, 2013, we have recorded approximately $7.6 million as redeemable noncontrolling interests.  These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development.  Separate from put provisions, we have recorded in our March 31, 2013 consolidated balance sheets redeemable noncontrolling interests of $7.2 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2013 and December 31, 2012, we have approximately $16.7 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

We are currently evaluating the status of these arrangements in light of the California legislature’s termination of California’s redevelopment agencies effective in February 2012 due to state budget deficits.  Since the termination, we did receive our scheduled annual payment per the terms of our agreement in October 2012 which relates to the annual period ended June 30, 2013.  In November 2012, California passed constitutional amendments to increase income and sales tax rates; however, there has not been any official notice of the reinstatement of redevelopment agencies or changes in the status of our arrangements. If California terminates or defaults on the arrangements, we believe we could lease the units without affordable housing support at higher rents, but could incur short term losses and additional capital expenditures during the transition.

Our board of directors has modified and reinstated our SRP effective March 1, 2013, and we expect to fund our first redemptions near the beginning of the third quarter of 2013.  (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our SRP.) We expect to fund redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity.  As the modified and reinstated SRP has not yet become effective, we are currently uncertain as to the amount of redemptions and consequently, the liquidity required. However, the SRP does currently provide a limit of $7 million of redemptions per quarter.  This limit, which may be changed by the board of directors in future periods, provides an upper limit on the liquidity requirements. The liquidity required to meet the share redemptions could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing.

Estimated Per Share Value

On March 1, 2013, our board of directors established an estimated per share value of the Company’s common stock effective as of March 1, 2013 equal to $10.03 per share.  See Item 5 of our Annual Report on Form 10-K, filed with the SEC on March 1, 2013, for additional information on this estimated per share value. We plan for our board of directors to update the estimated per share value no later than 18 months from March 1, 2013 but do not anticipate updating the estimated per share value prior to the board of directors establishing such per share value. Prior to such updated estimated per share value, we provide the following cautions and limitations:

The estimated value of our shares was calculated as of a specific date.  The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding and the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are still investing proceeds from our Initial Public Offering and completing our developments, the composition of our portfolio and the related multifamily fundamentals could change over time.

While the Company believes the methodologies utilized in calculating its estimated per share value were standard in the multifamily real estate sector to determine fair value, the estimated values may or may not represent fair value determined in accordance with GAAP.  The estimated value should not be considered as an alternative to total stockholders’ equity calculated in accordance with GAAP.

As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated value per share may also not represent the amount that our shares would trade at on a national exchange, the amount realized in the sale or liquidation of the Company or what a common stockholder would realize in a sale of shares.

There is no assurance that our methodologies used to estimate value per share would be acceptable to FINRA or in compliance with ERISA guidelines with respect to their reporting requirements.

Accordingly, stockholders and others are cautioned in the use of our estimated per share value in future periods; any such use should be reviewed in connection with other GAAP measurements presented subsequent to March 1, 2013.

Non-GAAP Performance Financial Measures

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

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as general and administrative expenses, asset management fees and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies.

We define Same Store NOI as NOI for our stabilized multifamily communities that are comparable between periods.  We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods under review.

NOI and Same Store NOI should not be considered a replacement for GAAP net income as they exclude certain income and expenses that are material to our operations.  Additionally, NOI and Same Store NOI may not be useful in evaluating net asset value or impairments as they also exclude certain GAAP income and expenses and non-comparable properties.  Investors are cautioned that NOI and Same Store NOI should only be used to assess the operating performance trends for the properties included within the definition.

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012
Loss from continuing operations	$(1.2)	$(16.9)
Adjustments to reconcile loss from continuing operations to NOI:
Asset management fees	1.8	1.5
General and administrative expenses	2.4	1.5
Acquisition expenses	—	0.5
Interest expense	6.8	8.4
Depreciation and amortization	22.2	31.8
Interest income	(2.0)	(2.0)
Equity in income (loss) of investments in unconsolidated real estate joint ventures	(0.1)	0.5
NOI	29.9	25.3

Less non-comparable:
Revenue	(3.2)	(0.4)
Operating expenses	1.4	0.2
Same Store NOI	$28.1	$25.1

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties, operating costs during the lease up of developments, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash, an expense in the determination of our GAAP net income, and a use of our cash flow from operating activities.  FFO and MFFO are also not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.  Although the Company has not historically incurred any impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  MFFO also excludes rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments.  Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results and any fair value losses may not be recoverable from future operations.  Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2013	2012
Net income attributable to common stockholders	$4.4	$4.4
Real estate depreciation and amortization, net of NCI (a)	13.7	18.2
Gain on sale of real estate, net of NCI	(4.4)	(13.5)
FFO attributable to common stockholders	13.7	9.1

Acquisition expenses, net of NCI (b)	—	0.5
Straight-line rents, net of NCI	0.1	0.1
Amortization of premium on debt investment, net of NCI	—	(0.1)

MFFO attributable to common stockholders	$13.8	$9.6

GAAP weighted average common shares	168.1	164.5

Net income per common share	$0.03	$0.03
FFO per common share	$0.08	$0.06
MFFO per common share	$0.08	$0.06

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•                  During the three months ended March 31, 2013 and 2012, we capitalized interest of $1.7 million and $0.3 million, respectively, on our real estate developments.  These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes which would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, income recognition for investments in unconsolidated real estate joint ventures, the evaluation of our real estate-related investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

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

Real Estate and Other Related Intangibles

Acquisitions

For real estate properties acquired by us or our Co-Investment Ventures classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships.  We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities, asset retirement obligations and noncontrolling interests based on their fair values.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any NCI in the acquiree are less than the fair value of the identifiable net assets acquired.

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

We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Intangible lease assets are classified as intangibles and intangible lease liabilities are recorded within deferred revenue, primarily lease revenues, net.

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

Developments

We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development.  Indirect project costs that relate to several developments are capitalized and allocated to the developments to which they relate.  Indirect costs, not clearly related to development and construction, are expensed as incurred.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

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

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value if redemption is probable.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, we had approximately $912.8 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.8%, $36.4 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.4%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of March 31, 2013, we have three consolidated notes receivable with a carrying value of approximately $42.3 million, a weighted average fixed interest rate of 14.5%, and a weighted average remaining maturity of 2.3 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2013, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2013 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(0.9)	$(0.7)	$(0.5)	$(0.2)
Interest rate caps	0.1	—	—	—
Cash investments	7.9	5.9	3.9	2.0
Total	$7.1	$5.2	$3.4	$1.8

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

As of March 31, 2013, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.  A summary of our interest rate caps as of March 31, 2013 is as follows (amounts in millions):

			Carrying and
	LIBOR	Maturity	Estimated
Notional Amount	Cap Rate	Date	Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	—
$162.7			$0.3

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through March 31, 2013, we had used approximately $922.9 million of such net proceeds to invest in real estate and real estate-related investments, net of related debt.  Of the amount used for these investments, approximately $35.1 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements. Not included in our amount invested are commitments related to our developments which as of March 31, 2013 had not yet been incurred.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

As we previously announced in the periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of a strategic review, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) was in the best interests of the Company and its stockholders.  Accordingly, effective as of June 18, 2012, our board of directors indefinitely suspended our SRP effective for redemptions being sought for the second quarter of 2012.  However, in connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our SRP, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program.  The modified and reinstated SRP is effective as of March 1, 2013 and the first time period redemptions will be considered under the modified and reinstated SRP will be at the end of the second quarter 2013 for all properly submitted redemption requests received (i) on or prior to May 31, 2012, and not satisfied or withdrawn since that time, and (ii) between March 1, 2013 and May 31, 2013.

The following is a summary of the significant terms of the SRP:

•                  For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Exceptional Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  Exceptional Redemptions will generally have priority over Ordinary Redemptions (as defined below).

•                  For redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Ordinary Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.

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

•                  There is now no time limitation for those seeking an Exceptional Redemption.

•                  The effective date of any redemption will be the fifth business day following the date the board of directors approves the redemption.

Other significant terms of the SRP are summarized below:

Notwithstanding the redemption prices established above, our board of directors may determine, whether pursuant to formulae or processes approved by our board of directors or otherwise set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying the new price.

The SRP is generally available only for stockholders who have held their shares for at least one year. Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  In addition to the $7 million per quarter funding limit discussed above, we will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.

Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement in the event of other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the SRP. If we suspend our SRP (in whole or in part), except as otherwise provided by the board of directors, until the suspension is lifted, we will not accept any requests for redemption in respect of shares to which such suspension applies in subsequent periods and any such requests and all pending requests that are subject to the suspension will not be honored or retained, but will be returned to the requestor. Our Advisor and its affiliates will defer their own redemption requests, if any, until all other requests for redemption have been satisfied in any particular period. If a request for an Exceptional Redemption is made, we will waive the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

During the first quarter ended March 31, 2013, the SRP was suspended and we did not redeem any shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Letter Agreement with Advisor

On May 7, 2013, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of appraised value (not estimated per share value) of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended March 31, 2013, resulting in a waiver of approximately $166,000.

The information set forth above with respect to the letter agreement related to the Advisory Management Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.2 hereto and is incorporated into this report by reference.

Item 6.     Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2010
4.1	Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 29, 2012
4.2	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on March 29, 2012
4.3	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11/A filed on May 9, 2008
4.4	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 1, 2013
10.1

Letter Agreement, dated February 22, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 1, 2013

10.2*	Letter Agreement, dated May 7, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed on March 29, 2012
101*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 9, 2013	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)