Form 10-Q
period 2013-06-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2013-08-14
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the Registrant had 168,537,343 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Form 10-Q
Quarter Ended June 30, 2013

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Real estate
Land	$312,631	$327,946
Buildings and improvements	1,732,557	1,849,483
	2,045,188	2,177,429
Less accumulated depreciation	(156,556)	(123,360)
Net operating real estate	1,888,632	2,054,069
Construction in progress, including land ($147.6 million and $46.1 million related to VIEs as of June 30, 2013 and December 31, 2012, respectively)	278,979	151,605
Total real estate, net	2,167,611	2,205,674

Investment in unconsolidated real estate joint venture	7,909	3,030
Cash and cash equivalents	343,922	450,644
Intangibles, net	18,348	19,063
Other assets, net	143,484	66,282
Total assets	$2,681,274	$2,744,693

Liabilities and equity

Liabilities
Mortgages and notes payable	$928,699	$979,558
Credit facility payable	10,000	10,000
Construction costs payable ($17.2 million and $1.3 million related to VIEs as of June 30, 2013 and December 31, 2012, respectively)	29,517	9,751
Accounts payable and other liabilities	23,225	22,461
Deferred revenues, primarily lease revenues, net	16,961	17,497
Redemptions payable	8,931	—
Distributions payable	4,866	4,980
Tenant security deposits	3,980	4,059
Total liabilities	1,026,179	1,048,306

Commitments and contingencies

Redeemable noncontrolling interests ($10.6 million and $3.9 million related to VIEs as of June 30, 2013 and December 31, 2012, respectively)	15,527	8,585

Equity
Preferred stock, $.0001 par value per share; 124,999,000 shares authorized, none outstanding	—	—
Non-participating, non-voting convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 875,000,000 shares authorized, 169,174,405 and 167,542,108 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	1,522,645	1,523,646
Cumulative distributions and net income (loss)	(199,213)	(201,211)
Total equity attributable to common stockholders	1,323,449	1,322,452
Non-redeemable noncontrolling interests	316,119	365,350
Total equity	1,639,568	1,687,802
Total liabilities and equity	$2,681,274	$2,744,693

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenues	$47,553	$42,832	$94,123	$83,469

Expenses
Property operating expenses	12,700	11,048	24,947	22,310
Real estate taxes	6,175	5,438	12,141	10,871
Asset management fees	1,877	1,605	3,671	3,171
General and administrative expenses	1,965	3,326	4,217	4,830
Acquisition expenses	—	2,036	—	2,518
Interest expense	6,315	7,854	12,723	15,874
Depreciation and amortization	20,769	28,330	41,726	57,835
Total expenses	49,801	59,637	99,425	117,409

Interest income	2,114	2,029	4,131	4,075
Loss on early extinguishment of debt	(804)	(326)	(838)	(326)
Equity in income (loss) of investments in unconsolidated real estate joint ventures	231	(609)	361	(1,166)
Transition expenses	(315)	—	(448)	—
Other income (expense)	247	(393)	308	(393)
Loss from continuing operations	(775)	(16,104)	(1,788)	(31,750)

Income (loss) from discontinued operations:
Loss from discontinued operations	(145)	(1,436)	(463)	(2,750)
Gain (loss) on sale of real estate	31,366	(146)	38,219	13,312

Net income (loss)	30,446	(17,686)	35,968	(21,188)

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	964	—	1,825
Non-redeemable noncontrolling interests in continuing operations	963	4,815	2,190	11,134
Non-redeemable noncontrolling interests in discontinued operations	(4,610)	638	(6,915)	1,405
Net income (loss) attributable to common stockholders	$26,799	$(11,269)	$31,243	$(6,824)

Weighted average number of common shares outstanding	168,886	165,571	168,487	165,512

Basic and diluted income (loss) per common share:
Continuing operations	$—	$(0.06)	$—	$(0.11)
Discontinued operations	0.16	(0.01)	0.19	0.07
Basic and diluted income per common share	$0.16	$(0.07)	$0.19	$(0.04)

Amounts attributable to common stockholders:
Continuing operations	$188	$(10,325)	$402	$(18,791)
Discontinued operations	26,611	(944)	30,841	11,967
Net income (loss) attributable to common stockholders	$26,799	$(11,269)	$31,243	$(6,824)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and
	Convertible Stock		Common Stock		Additional		Net Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	to Common	Total
	of Shares	Value	of Shares	Value	Capital	Interests	Stockholders	Equity
Balance at January 1, 2012	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008
Net loss	—	—	—	—	—	(12,539)	(6,824)	(19,363)
Redemptions of common stock	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of noncontrolling interests	—	—	—	—	(3,746)	(9,756)	—	(13,502)
Sale of noncontrolling interest	—	—	—	—	1,178	(1,178)	—	$—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	7,782	—	7,782
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(39,201)	(39,201)
Declared on common stock - special	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	(18,762)	—	(18,762)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,517	—	23,914	—	—	23,914
Balance at June 30, 2012	1	$—	165,870	$17	$1,507,834	$378,618	$(166,084)	$1,720,385

Balance at January 1, 2013	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	4,725	31,243	35,968
Redemptions payable	—	—	—	—	(8,931)	—	—	(8,931)
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	(123)	—	(123)
Distributions:
Declared on common stock - regular	—	—	—	—	—	—	(29,245)	(29,245)
Noncontrolling interests	—	—	—	—	—	(39,344)	—	(39,344)
Sale of a noncontrolling interest	—	—	—	—	1,459	4,437	—	5,896
Acquisition of a noncontrolling interest	—	—	—	—	(9,020)	(18,926)	—	(27,946)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,632	—	15,491	—	—	15,491
Balance at June 30, 2013	1	$—	169,174	$17	$1,522,645	$316,119	$(199,213)	$1,639,568

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$35,968	$(21,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(38,219)	(13,312)
Loss on early extinguishment of debt	838	326
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(361)	1,166
Distributions received from investment in unconsolidated real estate joint venture	272	—
Depreciation	42,694	40,918
Amortization of deferred financing costs and debt premium/discount	(473)	(642)
Amortization of intangibles	574	21,306
Amortization of deferred revenues, primarily lease revenues, net	(771)	(703)
Other, net	81	393
Changes in operating assets and liabilities:
Accounts payable and other liabilities	839	(662)
Other assets	2,124	462
Cash provided by operating activities	43,566	28,064

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, net of cash acquired of $0.8 million for the six months ended June 30, 2012	—	(67,583)
Additions to existing real estate	(3,340)	(5,652)
Construction in progress, including land	(104,583)	(44,174)
Proceeds from sale of real estate, net	171,226	23,902
Investments in unconsolidated real estate joint ventures	(4,810)	—
Acquisitions of noncontrolling interests	(30,845)	(18,339)
Sale of noncontrolling interest	7,272	—
Investment in short-term investments	—	(25,000)
Advances on notes receivable	(13,438)	(15,934)
Collection on note receivable	—	4,160
Escrow deposits	(68,908)	(5,265)
Other, net	(452)	(421)
Cash used in investing activities	(47,878)	(154,306)

Cash flows from financing activities
Mortgage proceeds	25,058	175,153
Mortgage principal payments	(75,316)	(143,215)
Contributions from noncontrolling interests	3,384	8,889
Distributions paid on common stock - regular	(13,867)	(18,929)
Distributions paid to noncontrolling interests	(39,344)	(18,762)
Redemptions of common stock	—	(15,522)
Other, net	(2,325)	(2,474)
Cash used in financing activities	(102,410)	(14,860)

Net change in cash and cash equivalents	(106,722)	(141,102)
Cash and cash equivalents at beginning of period	450,644	655,495
Cash and cash equivalents at end of period	$343,922	$514,393

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

We have investments in 51 multifamily communities as of June 30, 2013.  We wholly own nine multifamily communities and three debt investments for a total of 12 wholly owned investments.  Additionally, we have an ownership interest in 39 multifamily communities through 38 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  Of the 51 multifamily communities with equity and debt investments, 34 are stabilized operating properties, one is in lease up and 16 are in various stages of development.

As of June 30, 2013, our Co-Investment Ventures include similarly structured investments with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  See Note 17, “Subsequent Events” for discussion of a change in the ownership of the general partnership interest in the BHMP Co-Investment Partner. We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  As of June 30, 2013 and December 31, 2012, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

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

	June 30, 2013		December 31, 2012
	Number of		Number of
	Co-Investment Ventures	Effective Ownership	Co-Investment Ventures	Effective Ownership
BHMP CO-JVs
With no other Co-Investment Partners (a)	8	55% to 74%	9	55% to 74%
With no other Co-Investment Partners, unconsolidated	1	55%	1	55%
With Property Entities	4	51% to 55%	5	51% to 55%
MW CO-JVs	14	55%	15	55%
Other Co-Investment Ventures	11	80% to 100% (b)	8	80% to 100% (b)
	38		38

(a)                                 One of the BHMP CO-JVs, Renaissance, includes investments in two multifamily communities, one that is operating and one that is in pre-development.

(b)                                 All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in eight and three of the Co-Investment Ventures as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, we have no employees and are supported by related party service agreements. We are externally managed by Behringer Harvard Multifamily Advisors I, LLC (“Behringer Harvard Multifamily Advisors I” or the “Advisor”), a Texas limited liability company. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Property management services for our multifamily communities are provided by Behringer Harvard Multifamily Management Services, LLC and its affiliates (“BHM Management” or “Property Manager”).  Substantially all of our business is conducted through our indirectly wholly owned operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (“Behringer Harvard Multifamily OP I”). See Note 17, “Subsequent Events” for discussion of the Company’s transition to self-management commencing July 31, 2013.

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2013, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  For the six months ended June 30, 2013 and 2012, the DRIP offering price averaged $9.49 and $9.50, respectively. As of June 30, 2013, we have sold approximately 14.4 million shares under our DRIP for gross proceeds of approximately $136.6 million.  There are approximately 85.6 million shares remaining to be sold under the DRIP.

Per the terms of our DRIP, we currently expect to offer shares under the DRIP for the next four years, which would be the sixth anniversary of the termination of our Initial Public Offering although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2013 and consolidated statements of operations, equity and cash flows for the periods ended June 30, 2013 and 2012 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2013 and December 31, 2012 and our consolidated results of operations and cash flows for the periods ended June 30, 2013 and 2012. Such adjustments are of a normal recurring nature.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to June 30, 2013.

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

For the three months ended June 30, 2013 and 2012, we capitalized interest of $2.2 million and $0.6 million, respectively. For the six months ended June 30, 2013 and 2012, we capitalized interest of $3.9 million and $0.9 million, respectively.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and six months ended June 30, 2013 or 2012.

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

As of June 30, 2013 and December 31, 2012, cash and cash equivalents include $16.0 million and $19.0 million, respectively, held by individual Co-Investment Ventures that are available only for use in the business of the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures are not restricted to specific uses within those entities, however, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interest initially at the higher of a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the six months ended June 30, 2013 and 2012, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Interest income is generated primarily on notes receivable and cash balances. Interest income is recorded on an accrual basis as earned.

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

Transition Expenses

Included in transition expenses are expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors.

Redemptions of Common Stock

We account for the possible redemption of our shares by classifying securities that are convertible for cash at the option of the holder outside of equity.  We do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved by our board of directors.  The portion of the redeemed common stock in excess of the par value is charged to additional paid-in capital.

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2013 or December 31, 2012.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2013 and December 31, 2012, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Income (Loss) per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of income from continuing operations it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock or stock-based incentive plans.  During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of June 30, 2013, no options have been issued.  For the three and six months ended June 30, 2013 and 2012, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

As of June 30, 2013 and December 31, 2012, we had 1,000 shares of convertible stock issued and outstanding, no shares of preferred stock issued and outstanding, and had no options to purchase shares of common stock outstanding.  The convertible stock is not included in the dilutive earnings per share because the shares of convertible stock do not participate in earnings and would currently not be convertible into any common shares, if converted.

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

Reclassifications

Certain financial information on the Consolidated Balance Sheet as of December 31, 2012 has been revised to conform to the current year presentation. As of December 31, 2012, construction costs payable of $9.8 million previously included in the line item accounts payable and other liabilities is now being disclosed separately on the Consolidated Balance Sheet.

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

There were no business combinations for the six months ended June 30, 2013.

Business Combination Summary Information

The following tables present certain additional information regarding our 2012 business combinations during the six months ended June 30, 2012.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

Land	$14.5
Buildings and improvements	58.1
Cash	0.8
In-place lease intangibles	1.3
Other assets	0.3
Accrued liabilities	(0.6)
Other consideration (a)	(5.9)
Cash consideration	$68.5

(a)	Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve.

The amounts recognized for revenues and net loss attributable to common stockholders from the business combination date to June 30, 2012 are as follows (in millions):

For the Six Months Ended June 30, 2012
Revenues	$1.9
Acquisition expenses	$2.5
Depreciation and amortization	$1.3
Net loss attributable to common stockholders	$(2.8)

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2012.  The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $2.0 million and $2.5 million for the three and six months ended June 30, 2012, respectively.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed this transaction on January 1, 2012, nor does it purport to represent our future operations (amounts in millions, except per share):

	Pro Forma		Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$47.6	$43.1	$94.1	$85.1
Depreciation and amortization	$20.8	$28.3	$41.7	$58.6
Loss from continuing operations	$(0.8)	$(13.9)	$(1.8)	$(29.2)
Loss from continuing operations per share	$—	$(0.08)	$(0.01)	$(0.18)

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2013 and December 31, 2012, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	June 30, 2013			December 31, 2012
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,732.6	$41.8	$16.3	$1,849.5	$43.6	$16.4
Less: accumulated depreciation and amortization	(156.6)	(38.9)	(0.9)	(123.4)	(40.1)	(0.8)
Net	$1,576.0	$2.9	$15.4	$1,726.1	$3.5	$15.6

Depreciation expense for the three months ended June 30, 2013 and 2012 was approximately $20.1 million and $18.5 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was approximately $40.2 million and $37.2 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  These in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.  Amortization expense associated with our lease intangibles for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $9.3 million, respectively. Amortization expense associated with our lease intangibles for the six months ended June 30, 2013 and 2012 was approximately $0.6 million and $19.6 million, respectively.

Included in other contractual intangibles as of June 30, 2013 and December 31, 2012 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Anticipated amortization associated with in-place lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Lease Intangibles
July through December 2013	$0.3
2014	$0.6
2015	$0.6
2016	$0.5
2017	$0.5

Sales of Real Estate and Discontinued Operations

The following table presents our sales of real estate for the six months ended June 30, 2013 and 2012 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
For the Six Months Ended June 30, 2013
June 2013	Halstead	$43.5	$42.4	$12.0
May 2013	Cyan/PDX (“Cyan”)	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	37.3	33.3	7.0
	Total	$176.6	$171.2	$38.2

For the Six Months Ended June 30, 2012
March 2012	Mariposa Lofts Apartments (“Mariposa”)	$40.0	$23.9	$13.3

The table below includes the results of operations and gains on sale of real estate for the multifamily communities that have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$2.1	$3.3	$5.6	$7.6

Expenses
Property operating expenses	0.7	1.0	1.8	2.3
Real estate taxes	0.3	0.5	0.8	1.0
Interest expense	0.3	0.7	1.0	1.6
Depreciation and amortization	0.9	2.5	2.5	5.4
Total expenses	2.2	4.7	6.1	10.3

Loss from discontinued operations	(0.1)	(1.4)	(0.5)	(2.7)
Income (loss) attributable to noncontrolling interests	(4.6)	0.6	(6.9)	1.4
Income (loss) from discontinued operations attributable to common stockholders	$(4.7)	$(0.8)	$(7.4)	$(1.3)

Gain on sale of real estate	$31.4	$(0.2)	$38.2	$13.3

5.                                      Investment in Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of June 30, 2013 and December 31, 2012, we have a $7.9 million and $3.0 million, respectively, investment in an unconsolidated joint venture with the BHMP Co-Investment Partner, the Custer BHMP CO-JV.  Our effective ownership in the Custer BHMP CO-JV is 55%. Distributions are made pro rata in accordance with ownership interests. In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  As of June 30, 2013 and December 31, 2012, approximately $14.1 million and $5.6 million, respectively, has been advanced under the mezzanine loan, which has an interest rate of 14.5% and matures in 2015.  The Custer BHMP CO-JV does not have an equity investment in the development.

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

6.                                      Variable Interest Entities

As of June 30, 2013 and December 31, 2012, we have concluded that we are the primary beneficiary of eight and three VIEs, respectively.  All of these VIEs are Co-Investment Ventures with separate unaffiliated multifamily developers to develop multifamily communities with a total combined 2,300 units, in Austin, Dallas, and Houston, Texas, Denver, Colorado, Costa Mesa, California, and Cambridge and Wakefield, Massachusetts.  We entered into these Co-Investment Ventures in 2012 and 2013.  At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 and 2013, all of which were related to capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital is 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Three VIEs, which are developing multifamily communities, have closed combined construction financing of $79.4 million during 2013 which will be drawn on during the construction of the development.  As of June 30, 2013, no draws have been made under these construction loans. See Note 9, “Mortgages and

Notes Payable” for further information on the debt.  The total assets of the VIEs are $150.1 million and $47.0 million as of June 30, 2013 and December 31, 2012, respectively, $147.6 million and $46.1 million of which is reflected in construction in progress.  Thus far, the Co-Investment Ventures have been capitalized with only cash contributions.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	June 30, 2013	December 31, 2012
Notes receivable, net (a)	$44.6	$36.0
Escrows and restricted cash (b)	73.7	10.3
Deferred financing costs, net	10.0	8.5
Resident, tenant and other receivables	5.0	6.2
Prepaid assets and deposits	9.7	5.0
Interest rate caps	0.5	0.3
Total other assets	$143.5	$66.3

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of June 30, 2013, the weighted average interest rate is 14.5% and the remaining years to scheduled maturity is 2.1 years.

(b)
Escrows and restricted cash includes $62.3 million of sales proceeds from the sale of Cyan which were used to acquire a multifamily community in San Francisco, California. See Note 17, “Subsequent Events” for additional information.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  The following table provides a summary of our interest rate caps as of June 30, 2013 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.5

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of June 30, 2013 are as follows (in millions):

Future Minimum
Year	Lease Payments
July through December 2013	$1.9
2014	3.8
2015	3.7
2016	3.6
2017	3.6
Thereafter	32.2
Total	$48.8

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of June 30, 2013 and December 31, 2012 (amounts in millions and monthly LIBOR at June 30, 2013 is 0.19%):

			As of June 30, 2013
	June 30,	December 31,	Wtd. Average
	2013	2012	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$30.3	$30.3	3.86%	2018
Variable rate mortgage payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
Total Company Level	54.3	54.3
Co-Investment Venture Level - Consolidated (b)
Fixed rate mortgages payable	854.0	902.2	3.73%	2015 to 2020
Variable rate mortgage payable	12.4	12.5	Monthly LIBOR + 2.35%	2017
Fixed rate construction loan payable (c)	—	—	4.31%	2023
Variable rate construction loans payable (d)	—	—	Monthly LIBOR + 2.25%	2016 to 2017
	866.4	914.7
Plus: unamortized adjustments from business combinations	8.0	10.6
Total Co-Investment Venture Level - Consolidated	874.4	925.3
Total consolidated mortgages and notes payable	$928.7	$979.6

(a)	Company level debt is defined as debt that is an obligation of the Company and its wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)	Includes one loan with a total commitment of $31.3 million. As of June 30, 2013, no draws have been made under this loan.

(d)	Includes two loans with total commitments of $48.1 million. As of June 30, 2013, no draws have been made under either loan. These loans include one to two year extension options.

As of June 30, 2013, $1.6 billion of the net consolidated carrying value of real estate collateralized the mortgages payable.  We believe we are in compliance with all financial covenants as of June 30, 2013.

As of June 30, 2013, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
July through December 2013	$—	$1.9	$1.9
2014	24.0	5.6	29.6
2015	0.2	83.6	83.8
2016	0.6	135.7	136.3
2017	0.6	219.9	220.5
Thereafter	28.9	419.7	448.6
Total	$54.3	$866.4	920.7
Add: unamortized adjustments from business combinations			8.0
Total mortgages and notes payable			$928.7

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of June 30, 2013, the applicable margin was 2.08% and the base rate was 0.19% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of June 30, 2013, $195.8 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of June 30, 2013, available but undrawn amounts under the credit facility are approximately $127.2 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2013.

11.                               Noncontrolling Interests

Non-redeemable Noncontrolling Interests

Non-redeemable noncontrolling interests for the Co-Investment Venture partners represent their proportionate share of the equity in consolidated real estate ventures.  Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.  Each noncontrolling interest is not redeemable by the holder and, accordingly, is reported as equity.

As of June 30, 2013 and December 31, 2012, non-redeemable noncontrolling interests consisted of the following, including the direct and non-direct noncontrolling interests (“NCI”) ownership ranges where applicable (in millions):

	June 30, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
BHMP Co-Investment Partner	$147.2	26% to 45%	$166.2	26% to 45%
MW Co-Investment Partner	164.6	45%	192.6	45%
BHMP CO-JV Property Entities’ Partners	2.9	0% to 7%	5.1	0% to 20%
Subsidiary preferred units	1.4	N/A	1.5	N/A
Total non-redeemable NCI	$316.1		$365.4

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

Property Entities, which all relate to investments made with the BHMP Co-Investment Partner, include noncontrolling interests in addition to the BHMP Co-Investment Partner.  These other noncontrolling interests in the Property Entities are held by national and regional multifamily developers.  As of June 30, 2013 and December 31, 2012, the BHMP CO-JV was the managing partner or member with substantial operational control rights in each Property Entity.  Cash flow is generally first distributed to the BHMP CO-JV until certain preferred returns are collected and in some cases until the BHMP CO-JV receives certain or all of its investment.  Excess distributions may then be distributed to these Property Entities’ noncontrolling interests in excess of their share of contributed capital.  These Property Entities’ noncontrolling interests generally have no obligation to make additional capital contributions.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each the BHMP CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members’ equity.  The BHMP CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which declines in value between $0- and $25 per unit each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the six months ended June 30, 2013, we paid distributions to noncontrolling interests of $39.3 million of which $13.1 million was related to operating activity.  For the six months ended June 30, 2012, we paid distributions to noncontrolling interests of $18.8 million, of which $9.5 million was related to operating activity.

During 2013, we acquired all of the noncontrolling interest in the Cyan MW CO-JV for cash of $27.9 million and partially disposed of the noncontrolling interest in the Cameron BHMP CO-JV, receiving $7.3 million in cash. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $7.6 million was recorded. (See Note 4, “Real Estate Investments” for a discussion of the subsequent sale of the Cyan multifamily community.)

During 2012, we separately contributed a total of $25.3 million, net to the Grand Reserve BHMP CO-JV and The Cameron BHMP CO-JV increasing our controlling indirect financial interests in each entity. No gain or loss was recognized in recording the contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include eight ownership interests with other partners, generally national and regional multifamily developers, where we may have a requirement to purchase all or a portion of the noncontrolling interests.

As of June 30, 2013 and December 31, 2012, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	June 30, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Other Co-Investment Venture partners	$15.5	0% to 20% (b)	$8.6	0% to 20% (b)

(a) Effective noncontrolling interest percentage is based upon the noncontrolling interest’s share of contributed capital.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)         All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in eight and three of the Co-Investment Ventures as of June 30, 2013 and December 31, 2012, respectively.

Other Co-Investment Ventures included in redeemable noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse the partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs.They also generally have put options, usually exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price.  These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development.  Each of these Co-Investment Ventures is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Co-Investment Ventures generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  Any excess cash flow would then be distributed disproportionately to these noncontrolling interests. All of these developers also have a back end interest, generally only attributable to distributions related to a property sale.  Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

In June 2012, we and the BHMP CO-Investment Partner acquired all of the BHMP CO-JV Property Entity redeemable, noncontrolling interest related to the Bailey’s Crossing BHMP CO-JV Property Entity for $3.0 million in cash. In connection with this acquisition, the BHMP Co-Investment Partner contributed $1.4 million. No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded.

12.                               Stockholders’ Equity

Capitalization

As of June 30, 2013 and December 31, 2012, we had 169,174,405 and 167,542,108 shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by Behringer Harvard Holdings, LLC, an affiliate of our Advisor, issued for cash of approximately $0.2 million.

As of June 30, 2013 and December 31, 2012, we had 1,000 shares of convertible stock owned by our Advisor issued for cash of $1,000.  The convertible stock has no voting rights, other than for certain limited exceptions, and prior to conversion, does not participate in any earnings or distributions.  The convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value at the time of conversion, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 7% cumulative, non-compounded, annual return on such capital at the time of conversion, on a cash-on-cash basis.  The convertible stock can be converted when the excess value described above is achieved and distributed to stockholders or our common stock is listed on a national securities exchange.  The conversion may also be prorated in the event of a termination or non-renewal of the Advisory Management Agreement other than for cause.  For further discussion of the

Advisory Management Agreement, see Note 15, “Related Party Arrangements.”  Management has determined that the requirements for conversion have not been met as of June 30, 2013.  At issuance, management reviewed the terms of the underlying convertible stock and determined the fair value approximated the nominal value paid for the shares.

As of June 30, 2013 and December 31, 2012, we had no shares of preferred stock issued and outstanding. Our board of directors may issue preferred stock with terms established at its discretion and at any time in the future without stockholder approval. See Note 17, “Subsequent Events” for discussion of preferred stock issued on July 31, 2013.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was accrued during March 2012 and paid in cash on July 11, 2012. As of June 30, 2013, no other special distributions have been paid or authorized.

Distributions, including those paid by issuing shares under the DRIP and the Mariposa Distribution for the three and six months ended June 30, 2013 and 2012 were as follows (amounts in millions):

	For the Six Months Ended June 30,
	2013		2012
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
Second Quarter Distributions
Regular distributions	$14.7	$14.9	$14.4	$18.1
Special cash distribution	—	—	0.1	—
Total	$14.7	$14.9	$14.5	$18.1

First Quarter Distributions
Regular distributions	$14.5	$14.5	$24.8	$24.8
Special cash distribution	—	—	9.9	—
Total	$14.5	$14.5	$34.7	$24.8

Total through June 30
Regular distributions	$29.2	$29.4	$39.2	$42.9
Special cash distribution	—	—	10.0	—
Total	$29.2	$29.4	$49.2	$42.9

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

We calculate annualized rates as if the shares were outstanding for a full year based on a $10 per share purchase price.

The daily distribution amount from January 1, 2012 through the end of the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  Our board of directors has authorized the 3.5% annualized distribution rate through September 30, 2013.

Share Redemption Program

From the inception of our share redemption program (“SRP”) in 2008, all redemption requests properly submitted and approved through the first quarter of 2012 were fulfilled.  For the three months ended March 31, 2012, approximately 1.7 million shares of common stock were redeemed at a total consideration of $15.5 million and a weighted average share price of $9.50.

Effective from April 1, 2012 through February 28, 2013, our board of directors suspended our SRP.  In connection with its determination of the estimated value of our shares effective March 1, 2013, our board of directors modified and reinstated our SRP, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program.  The modified and reinstated SRP was effective as of March 1, 2013, and the first time period redemptions were considered under the modified and reinstated SRP was at the end of the second quarter 2013.

As modified, for redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Ordinary Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Exceptional Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.  A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time).  Redemptions are also limited by our charter to no more than 5% of the weighted average of shares outstanding during the preceding twelve months period immediately prior to the date of redemption.

On June 28, 2013, our board of directors approved redemptions of approximately 904,393 common shares at an average price of $9.88 per share for $8.9 million, representing the complete fulfillment of all Exceptional Redemptions properly submitted. Subsequent to June 30, 2013, all of the Exceptional Redemptions were redeemed. As of June 30, 2013, there were unfulfilled Ordinary Redemption requests of approximately 2.5 million common shares, for approximately $21.1 million.

13.                               Commitments and Contingencies

All of our BHMP CO-JVs, MW CO-JVs, those Property Entities in which we have an equity interest, and our other Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2013, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2013 and December 31, 2012, we have approximately $16.4 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons. We are currently evaluating the status of these arrangements in light of the California legislature’s termination of California’s redevelopment agencies effective in February 2012 due to state budget deficits.  Since the termination, we did receive our scheduled annual payment per the terms of our agreement in October 2012 which relates to the annual period ended June 30, 2013.  In November 2012, California passed constitutional amendments to increase income and sales tax rates.  While there has not been any official notice of the reinstatement of redevelopment agencies or changes in status of the arrangements, our multifamily community is on a list of properties authorized for payment. If the State of California terminates or defaults on the arrangements, we believe we could lease the units without affordable housing support at higher rents, but could incur short term operating expenses and additional capital expenditures during the transition.

As of June 30, 2013, we have entered into construction and development contracts with $356.4 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

See Note 17, “Subsequent Events” for discussion of commitments of the Company regarding its transition to self-management commencing July 31, 2013.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of June 30, 2013 and December 31, 2012, we have $0.5 million and $0.3 million, respectively, of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Gain (Loss) for the Three Months Ended June 30,	Gain (Loss) for the Six Months Ended June 30,
Assets
Interest rate caps	Other assets
As of June 30, 2013		$—	$0.5	$—	$0.5	$0.2	$0.2
As of December 31, 2012		$—	$0.3	$—	$0.3	$(0.4)	$(0.4)

Nonrecurring Basis — Fair Value Adjustments

For the three and six months ended June 30, 2013 and 2012, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of June 30, 2013 and December 31, 2012 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our credit facility payable and mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of June 30, 2013 and December 31, 2012 are as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$928.7	$911.6	$979.6	$991.8

15.                               Related Party Arrangements

Effective July 31, 2013, the Company entered into a series of agreements with the Advisor and its affiliates in order to begin its transition to self-management. See further discussion of the transition at Note 17, “Subsequent Events.” The following discusses the related party arrangements which were in place with the Advisor and its affiliates as of June 30, 2013.

As of June 30, 2013, we have no employees and are supported by related party service agreements as further described in the following paragraphs.  We are dependent on our Advisor and our Property Manager and their affiliates for certain services that are essential to us, including, but not limited to,  investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities. In the event that these companies become unable to provide us with the respective services, we would be required to obtain such services from other sources, potentially incurring one time transition costs and different recurring administrative expenses.

Certain of these services are provided through our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated.  Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement. Effective July 1, 2013, the Advisory Management Agreement was renewed for a one-year term under the same terms. Either party may terminate the Advisory Management Agreement without cause or penalty with 60 days written notice.

As of June 30, 2013, our Advisor and its affiliates receive acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement.  Our Advisor and its affiliates also receive 1.75% of the funds advanced in respect of a loan or other investment.

As of June 30, 2013, our Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incur that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three and six months ended June 30, 2013, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $4.4 million and $7.8 million, respectively, and we capitalized such fees to our development projects as construction in progress. For the three and six months ended June 30, 2012, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $2.6 million and $3.8 million, respectively, and we capitalized approximately $0.7 million and $1.5 million, respectively, of such fees to our development projects as construction in progress.  As of June 30, 2013, $7.5 million of acquisition and advisory fees related to developments, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

Our Advisor receives debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Our Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  For the three months ended June 30, 2013 and 2012, our Advisor has earned debt financing fees of approximately $0.3 million and $1.1 million, respectively.  For the six months ended June 30, 2013 and 2012, our Advisor earned debt financing fees of approximately $0.6 million and $1.1 million, respectively.

Our Advisor receives a monthly asset management fee for each real estate related asset held by us.  The amount of the fee is dependent upon our performance with respect to reaching a modified funds from operations or MFFO coverage amount per quarter of $0.15 per share of our common stock (equivalent to an annualized $0.60 per share).  As modified, the asset management fee will be a monthly fee equal to one-twelfth of the Applicable Asset Management Fee Percentage (“the AAMF Percentage”) of the sum of the higher of the cost or value of our assets.  Effective July 1, 2010, the AAMF Percentage is 0.50%. The percentage will increase to 0.75% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 80% of the MFFO coverage amount described above.  Once the AAMF Percentage has increased to 0.75%, it will not decrease during the term of the agreement, regardless of our MFFO in any subsequent period.  The percentage will increase further to 1.0% following two consecutive fiscal quarters during which our MFFO for each such fiscal quarter equals or exceeds 100% of such MFFO coverage amount.  Finally, the percentage will return to 0.75% upon the first day following the fiscal quarter during which our Advisor has, since July 1, 2010, earned asset management fees equal to the amount of asset management fees our Advisor would have earned if the AAMF Percentage had been 0.75% every day since July 1, 2010. In no event will our Advisor receive more than the asset management fee at the annual 0.75% rate, the original contracted rate.

For the three months ended June 30, 2013 and 2012, our Advisor earned asset management fees of approximately $1.9 million and $1.6 million, respectively. For the six months ended June 30, 2013 and 2012, our Advisor earned asset management fees of approximately $3.7 million and $3.1 million, respectively.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”) for multifamily communities with respect to which we have control over the selection of the property manager and choose to hire BHM Management.  The Property Management Agreement expires on June 30, 2015.

As of June 30, 2013, property management fees are equal to 3.75% of gross revenues.  In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse the costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties.

For the three months ended June 30, 2013 and 2012, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $6.0 million and $5.3 million, respectively. For the six months ended June 30, 2013 and 2012, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $11.7 million and $10.1 million, respectively.

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

For the three months ended June 30, 2013 and 2012, our Advisor was reimbursed approximately $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2013 and 2012, our Advisor was reimbursed approximately $0.8 million and $1.0 million, respectively. As of June 30, 2013 and December 31, 2012, our payables to our Advisor and its affiliates were $1.6 million and $1.3 million, respectively.

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $3.9 million and $0.9 million in 2013 and 2012, respectively	$15.5	$17.4
Non-cash investing and financing activities:
Mortgage payable assumed by purchaser of asset held for sale	$—	$(15.8)
Notes receivable canceled in connection with acquisition of real estate	$4.9	$5.9
Acquisition of a noncontrolling interest	$9.0	$2.6
Sale of a noncontrolling interest	$(1.1)	$—
Transfer of real estate from development to operations	$(9.0)	$—
Stock issued pursuant to our DRIP	$12.8	$19.1
Distributions payable - regular	$4.9	$4.8
Distributions payable - special	$—	$10.0
Redemptions payable	$8.9	$—
Construction costs and other related payables	$34.0	$4.1

17.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Commencement of Transition to Self-Management

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with the Advisor and its affiliates (“Behringer Harvard”), beginning the process of becoming self-managed, including a master modification agreement, an amended and restated advisory management agreement, an amended and restated property management agreement, an amended and restated license agreement, a transition services agreement, and a registration rights agreement, and setting forth various terms of and conditions to the modification of the business relationships between us and Behringer Harvard. We collectively refer to these agreements as the “Self-Management Transition Agreements.” With the entry into these transactions and the progression to self-management, over time, the Company expects to incur higher direct costs related to compensation and other administration and less reliance and cost related to third party management agreements.

At the Initial Closing, Behringer Harvard waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer Harvard. These five executives became our employees on August 1, 2013. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

At the Initial Closing, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer Harvard. The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends. As part of the consideration for issuing the Series A Preferred Stock, Behringer Harvard surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock approximately equal in value to 15% of the excess of (i) the value of the company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock, plus the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the then outstanding shares of our common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 115% to arrive at the conversion value.

At the Initial Closing, we acquired from Behringer Harvard the general partnership interest (the “BHMP GP Interest”) in the BHMP Co-Investment Partner. The purchase price for the BHMP GP Interest was $23.1 million. This acquisition entitles us to a 1% ownership interest and a promoted interest in the cash flows of the BHMP Co-Investment Partner and the advisory and incentive fees specified in the BHMP Co-Investment Partner agreements that Behringer Harvard would have otherwise been entitled to receive.

At the Initial Closing, we also paid Behringer Harvard $2.5 million as reimbursement for its costs and expenses related to the negotiation of the Self-Management Transition Agreements and related closings. These expenses are in addition to the expenses that we have incurred on our own behalf for legal and financial advisors in connection with this transaction, which through the Initial Closing date are approximately $1.2 million.

Commencing at the Initial Closing and lasting through the six month anniversary of the Self-Management Closing, Behringer Harvard will be entitled to additional fees with respect to any new investment arrangement between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer Harvard will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. We will not be obligated to pay any fees with respect to a New Platform unless and until the Self-Management Closing occurs.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer Harvard will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition and advisory fees and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment.

In addition, during the period from the Initial Closing through September 30, 2014, Behringer Harvard will provide general transition services in support of our transition to self-management. For these services we will pay Behringer Harvard (a) the sum of approximately $0.4 million per month during the period beginning on the Initial Closing and ending on September 30, 2014 and (b) an amount equal to $1.25 million at the Self-Management Closing.

Upon the Self-Management Closing, the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will also become our employees, completing a major step in the self-management transition. From now through the Self-Management Closing, Behringer Harvard will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer Harvard under the prior agreements, which are described in Note 15, “Related Party Arrangements.” Regarding asset management fees and property management expense reimbursements, we will receive a monthly reduction of approximately $150,000 and $50,000, respectively, through June 30, 2014.

At the Self-Management Closing, we will pay Behringer Harvard $3.5 million for certain intangible assets, rights and contracts. Behringer Harvard will also transfer to us certain furnishings, fixtures and equipment.

From the Initial Closing and through and following the Self-Management Closing, certain fees generally similar to fees under the amended and restated advisory management agreement as described in Note 15, “Related Party Arrangements” will be due with respect to acquisitions, financing and asset management. Regarding acquisition and advisory fees, we will pay the Advisor a fee (1) at the current rate of 1.75% of the defined costs for acquisitions that were identified and agreed to as of the Initial Closing and (2) at a rate of 1.575% of the defined costs for other acquisitions generally through June 30, 2014 but, which may also include acquisitions approved within six months following the Self-Management Closing. The non-accountable acquisition expense reimbursement of 0.25% was not changed. Regarding debt financing fees, debt financings projected and identified as of the Initial Closing will continue to incur fees at a rate of 1% and other debt financings will incur fees at a rate of 0.9%. In addition, we will reimburse the Advisor for certain additional joint venture financing expenses paid to third parties which were previously included in the debt financing fee. The Advisor will provide the debt financing services through June 30, 2015. Behringer Harvard will also provide shareholder services for an initial two year term, commencing on the Self-Management Closing at a cost to us based on the then monthly number of stockholder accounts. We estimate the monthly amount based on current stockholder accounts to be approximately $0.1 million. The monthly number of stockholder accounts is subject to adjustments based on future activity related to our DRIP and SRP. In addition, we will pay approximately $0.3 million over the term of the lease to Behringer Harvard for a limited right to use certain office space. We may also contract with Behringer Harvard for additional services.

Acquisition of Multifamily Community

On July 19, 2013, we acquired a 202 unit multifamily community, located in San Francisco, California, from an unaffiliated seller. The purchase price was approximately $108.7 million, excluding closing costs. Acquisition costs of approximately $2.3 million were recognized for the acquisition. Due to the timing of this acquisition, we are unable to provide the other acquisition disclosures or finalize the acquisition allocations.

Distributions Paid

On July 2, 2013, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2013.  On August 1, 2013, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2013.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013, in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	our ability to make accretive investments in a diversified portfolio of assets;

•
future changes in market factors that could affect the ultimate performance of our development projects, including but not limited to delays in obtaining all necessary entitlements, increased construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

•	the availability of cash flow from operating activities for distributions;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to successfully transition to a self-managed company;

•	our ability to retain our executive officers and other key personnel, whether employees of ours, our advisor, our property manager or their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of June 30, 2013, all of our investments have been in multifamily communities located in the top 50 metropolitan statistical areas located in the United States (“MSA”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures.”

We have investments in 51 multifamily communities as of June 30, 2013.  We wholly own nine multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 12 wholly owned investments, and we have an ownership interest in 39 multifamily communities through 38 separate Co-Investment Ventures, including one unconsolidated multifamily community which holds only a debt investment.  We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

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

Our multifamily community investment strategy concentrates on multifamily communities located in the top 50 MSAs across the United States. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy focuses on acquiring communities and other real estate assets that provide us with broad geographic diversity.  We believe these types of investments, particularly those in submarkets with significant barriers of entry, are in demand by institutional investors which can result in better exit pricing.  We also believe that economic conditions in the major U.S. metropolitan markets will continue to provide adequate demand for properly positioned multifamily communities; such conditions include job and salary growth to support revenue growth and household formation, lifestyle trends that attract renters, as well as higher single-family home pricing and constrained credit which tends to increase the supply of renters.

Investments in multifamily communities have benefited from changing demographic and finance trends. These demographic trends include the echo-boomer generation coming of age and entering the rental market, growth in non-traditional households, and increased immigration, all groups that have high proportions of renters. Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last two years.  While rental rates may eventually hit affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive.  However, changes in these factors could affect the stability and magnitude of these trends and can significantly affect our strategy, both favorably and unfavorably.

In addition, the supply of new multifamily communities has been a favorable factor.  From the onset of the recession in 2008 through the last year or so, completed multifamily units coming into the market were less than long term trends. In the past year, supply trends have changed, particularly related to permit activity. Several local markets are now approaching or even exceeding historical averages.  Because the period required to develop new multifamily communities is 18 to 36 months, we still expect there will continue to be an overall favorable supply position for the next two to three years. In addition, for many of the MSAs where we have an investment presence, local economic growth supports the new supply and the supply is generally on track of where it would have been if not for the recession.

We have and expect to continue to utilize Co-Investment Ventures in our investment strategy. Co-Investment Ventures’ equity allows us to expand the number and size of our investments, allowing us to obtain interests in multifamily communities we might otherwise not have access to. With a larger portfolio of investments we believe we are also diversifying and managing our risk.  Accordingly, we have used Co-Investment Ventures in many of our different types of investments, including stabilized and development communities and loan investments.

We currently have uninvested proceeds raised from our Initial Public Offering, which we are seeking to invest on attractive terms.  In the current acquisition environment, we believe that investing in multifamily developments may be more attractive than investing in stabilized multifamily communities. In particular, investing in developments is projected to allow ownership at a lower cost per unit and higher stabilized yield. Competition for new developments is increasing but our available liquidity may be a competitive advantage in sourcing new investments. Developments also provide an advantage due to updated amenities resulting in higher resident appeal and in fewer capital expenditures as compared to older multifamily communities.

In pursuing a development focus, we will generally partner with experienced developers and obtain guaranteed maximum construction contracts whenever possible, where we will provide all or substantially all of the equity capital. The developers will receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually one or two years after substantial completion.

The decision to focus primarily on developments rather than acquisitions will affect our near-term operating cash flow. Developments require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We will attempt to minimize these risks by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use portions of the remaining proceeds from our Initial Public Offering or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments. Developments also include risks related to development schedules, timing and costs. Estimated construction costs are based on market conditions at the time budgets are prepared, and we intend to use guaranteed maximum construction contracts when possible; however, actual costs may differ as market conditions change. There can be no assurance that all development projects will be completed and/or completed in accordance with projected schedule or cost estimates.

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

When appropriate, we may also incorporate into our investment portfolio lease up or value-added multifamily communities that have either been mismanaged or where we believe our operational expertise may create full appreciation and income-generation potential. Generally, we will make capital improvements or seek to aesthetically improve the asset and its amenities, increase rents, and stabilize occupancy with the goal of adding an attractive increase in yield and improving total returns.

The demand for multifamily acquisitions may also provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects.  We may evaluate total return prospects on an individual property basis, which would include specific property characteristics such as current market value, rental rate growth, operating costs or competition.  We may also make an evaluation based on the sub-market or region, which would include factors related to macro-economic conditions, overall multifamily supply trends or investor demand.  Because older properties have higher capital and maintenance requirements and may not attract higher rents, we will also monitor the overall age of our portfolio, selling certain communities to maintain targeted age characteristics.  From 2011 through June 30, 2013, we have sold partial or entire interests in eleven multifamily communities, generating cash proceeds of $323.4 million, recognizing gains of $179.2 million and net increases to additional paid-in capital of $30.6 million.

Commencement of Transition to Self-Management

As we have previously disclosed, our board of directors commenced a review of strategic alternatives for the Company beginning in the first quarter of 2012.  In connection with this review, our board created a special committee comprised of all the independent directors of the Company (the “Special Committee”), our board hired an investment bank and the Special Committee engaged a financial advisor to assist the Special Committee with the review.  Following an extensive analysis of different strategic alternatives for the Company, the board of directors, including the Special Committee, determined that it is in the Company's and our stockholders' best interest to pursue a growth strategy which includes continuing to deploy the remaining offering proceeds from our Initial Public Offering in investments in multifamily communities.

In connection with making the decision to continue to pursue a growth strategy, the Special Committee and the Advisor and its affiliates (“Behringer Harvard”) commenced discussions to begin the process for the Company to become self-managed pursuant to the transactions described below (we collectively refer to these agreements as the “Self-Management Transition Agreements”). The Special Committee retained its own financial advisor and legal counsel to advise the Special Committee with respect to the arm's length negotiations with Behringer Harvard to become self-managed. From the second quarter of 2012 through the second quarter of 2013, the Special Committee and its advisors held approximately 35 separate meetings to discuss the terms and conditions of the Self-Management Transition Agreements and to review related documentation. Additionally, the Special Committee and its advisors participated in numerous telephonic and in-person meetings with Behringer Harvard and its financial advisor and legal counsel to negotiate the terms of the Self-Management Transition Agreements. On July 30, 2013, the Special Committee determined that the Self-Management Transition Agreements were fair and reasonable and in the best interests of the stockholders of the Company and recommended that our board of directors approve the proposed transactions. Also on July 30, 2013, our board of directors, with Robert S. Aisner abstaining, approved the Self-Management Transition Agreements.

Accordingly, on July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer Harvard beginning the process of becoming self-managed. Effective July 31, 2013, we and Behringer Harvard entered into a Master Modification Agreement (the “Modification Agreement”), setting forth various terms of and conditions to the modification of the business relationships between us and Behringer Harvard. At the Initial Closing of the Modification Agreement, Behringer Harvard waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer Harvard. We offered employment to these persons and all of them accepted our offer and became our employees on August 1, 2013. The completion of the remainder of the self-management transactions contemplated by the Modification Agreement will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

At the Initial Closing, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer Harvard. The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends. As part of the consideration for issuing the Series A Preferred Stock, Behringer Harvard surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock approximately equal in value to 15% of the excess of (i) the value of the company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock, plus the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the then outstanding shares of our common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 115% to arrive at the conversion value. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our outstanding shares of common stock, the aggregate distributions paid on such shares through the triggering event and, the value of the Company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return. At any time after July 31, 2018, we may redeem all, and not less than all, of the then outstanding shares of Series A Preferred Stock (excluding any shares of Series A Preferred Stock for which a triggering event has occurred) at a price per share of Series A Preferred Stock equal to the $10 per share liquidation preference plus any declared and unpaid dividends. The foregoing is a summary of the terms of the Series A Preferred Stock, and stockholders are encouraged to refer to the Current Report on Form 8-K referenced below for more information.

In addition, at the Initial Closing, we acquired from Behringer Harvard the general partnership interest (the “BHMP GP Interest”) in Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”), an entity with which we have made a number of co-investments, as described further below. BHMP is a joint venture with Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund (“PGGM”), an investment vehicle for Dutch pension funds that has co-invested with us approximately $298.7 million, based on its share of gross costs, in certain properties, through June 30, 2013. The purchase price for the BHMP GP Interest was $23.1 million. This acquisition entitles us to, among other things, the advisory and incentive fees that Behringer Harvard would have otherwise been entitled to receive.

Mr. Aisner, who will remain an employee of Behringer Harvard, will continue as our Chief Executive Officer until the self-management process is completed, after which time Mark T. Alfieri will become our Chief Executive Officer in addition to the positions he now holds. Upon the Self-Management Closing, the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will also become our employees, completing a major step in the self-management transition. From now through the Self-Management Closing, Behringer Harvard will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer Harvard under the prior agreements. In addition, during the period from the Initial Closing through September 30, 2014, Behringer Harvard will provide general transition services in support of our transition to self-management. Following the completion of our transition to being a self-managed company, Behringer Harvard will continue to provide certain capital markets and administrative support services to us.

For more information regarding these arrangements, please refer to our Current Report on Form 8-K filed with the SEC on August 6, 2013 and available at www.sec.gov or the website maintained for us at www.behringerharvard.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated value per share.  For the six months ended June 30, 2013 and 2012, the DRIP offering price averaged $9.49 and $9.50, respectively.  As of June 30, 2013, we have sold approximately 14.4 million shares under our DRIP for gross proceeds of approximately $136.6 million.  There are approximately 85.6 million shares remaining to be sold under the DRIP.

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

Distributions

Regular Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 6.0% (based on a purchase price of $10.00 per share) for the period from September 1, 2010 to March 31, 2012 and 3.5% from April 1, 2012 through September 30, 2013.  See further discussion under “Distribution Activity” below.

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

Co-Investment Ventures

Our Co-Investment Ventures include similarly structured investments with the BHMP Co-Investment Partner and Milky Way Partners, L.P. (the “MW Co-Investment Partner”).  We refer to our Co-Investment Ventures with the BHMP Co-Investment Partner as “BHMP CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  We also have other Co-Investment Ventures with other real estate developers/owners, primarily to develop multifamily communities.  As of June 30, 2013 and December 31, 2012, all of our investments in Property Entities with an additional third party equity owner have been made through BHMP CO-JVs.  If specifically referred to by its context, we will name the BHMP CO-JV, the MW CO-JV, other Co-Investment Ventures or the Property Entity.

PGGM is the 99% limited partner of the BHMP Co-Investment Partner and, as discussed above, effective July 31, 2013, the Company became the 1% general partner of the BHMP Co-Investment Partner.

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

	June 30, 2013		December 31, 2012
	Number of		Number of
	Co-Investment Ventures	Effective Ownership	Co-Investment Ventures	Effective Ownership
BHMP CO-JVs
With no other Co-Investment Partners (a)	8	55% to 74%	9	55% to 74%
With no other Co-Investment Partners, unconsolidated	1	55%	1	55%
With Property Entities	4	51% to 55%	5	51% to 55%
MW CO-JVs	14	55%	15	55%
Other Co-Investment Ventures	11	80% to 100% (b)	8	80% to 100% (b)
	38		38

(a)         One of the BHMP CO-JVs, Renaissance, includes investments in two multifamily communities, one that is operating and one that is in pre-development.

(b)
All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in eight and three of the Co-Investment Ventures as of June 30, 2013 and December 31, 2012, respectively.

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

Co-Investment Venture Partners

The 99% limited partner of our BHMP Co-Investment Partner is PGGM.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website as of May 2013, the sponsor of PGGM currently manages approximately 140 billion euro (approximately $182 billion, based on exchange rates as of June 30, 2013) in pension assets for over 2.5 million people.  We formed our first BHMP CO-JV in 2007, and prior to December 1, 2011, BHMP CO-JVs were our only Co-Investment Ventures. PGGM has committed to invest up to $300 million in co-investments with affiliates of investment programs of our sponsor.  As of June 30, 2013, approximately $2.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased. Through July 30, 2013, the 1% general partner of our BHMP Co-Investment Partner was Behringer Harvard Institutional GP LP, an affiliate of Behringer Harvard Holdings. Effective July 31, 2013, the Company became the general partner. See further discussion under “Commencement of Transition to Self-Management” in the section above.

The 99.9% limited partner of our MW Co-Investment Partner is NPS.  NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of April 2013, the NPS fund estimated its total value at 408 trillion won (approximately $356 billion, based on exchange rates as of June 30, 2013), and counted over 3.3 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Partner does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of June 30, 2013, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the four Property Entities, the other equity owners are national or regional domestic developers.

As of June 30, 2013, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Market Outlook

During the second quarter of 2013, the Federal Reserve gave its first public announcement that as unemployment reaches the 7% level, it may begin to taper its economic stimulus programs, setting off increased volatility in the capital markets. In reaction, in less than a month the stock market fell by over 5% and in about 60 days long-term treasury rates increased by almost 1%, hitting highs for the last two years. However, as the quarter progressed, the Federal Reserve re-emphasized that any tapering would only be implemented if warranted by the state of the overall economy, which, while showing some progress, was still not at a level that justified a change in the current support levels. Economic indicators supporting the view that the recovery was still not fully sustainable included GDP for the second quarter of 2013 at 1.7%. This is an improvement from the 1.1% growth rate in the first quarter, but still below levels indicative of sustained, robust growth. Similarly, job growth has averaged over 190,000 new jobs for the first seven months of 2013, a reasonable level but also below the level required to quickly and significantly sustain higher levels of growth, particularly as a higher percentage of the jobs are lower paying service positions or temporary jobs, and the overall labor participation rate still remains at historic lows. Housing starts, a critical component in most recoveries, is reporting very significant progress with many markets at prior sales values, but new home construction is still restrained. Other areas showing modest but uneven improvements were manufacturing hiring and production and consumer spending; however, slower government spending due in part to the sequester and the increased payroll tax was still a net drag on economic growth. Consequently, by early August 2013, concerns over immediate Federal Reserve actions had abated, allowing the stock market to reach all-time highs, and while interest rates were still elevated from earlier in the year, they had stabilized. The general consensus was now that it was unlikely that the Federal Reserve was going to focus solely on unemployment as the triggering event for scaling back its stimulus program and that broader economic measures, which may still need additional time, would be considered.

Going into the third quarter, many analysts are expecting slightly increased economic growth, but are lowering their estimates from earlier in the year. July’s job growth was the lowest since March 2013, and revised figures for May and June were lower than initially reported. Interest rates, while still low compared to historical averages, could dampen the housing sector improvements, particularly if mortgage rates rise any further and start to squeeze out lower income or first time home buyers. Still, job growth is exceeding population growth, and the unemployment rate is at the lowest level since December 2008. Also factoring into second half projections are renewed debates over the U.S. federal budget and spending and debt limits, which appear to never reach a consensus, and represent an overhang of uncertainty that may further disrupt economic growth. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect moderate, but uneven U.S. growth for the near term.  However, these issues have the potential to significantly affect the economy.

While the U.S. economy continues on a modest recovery, the multifamily sector continues to maintain favorable rent growth and occupancy levels, even while the supply fundamentals move back to historical levels. This performance of the multifamily sector appears consistent with historical trends where real estate investments in the multifamily sector tend to perform better than real estate investments in other sectors during periods of economic recovery.  From a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Also affecting home ownership is a national trend toward delayed marriage. Since 1990, the average age for first time marriages has increased by over 2 years. Given that first time home ownership often follows marriage, this delay is also delaying home ownership. As a result, single family home ownership, which had peaked at 69.2% in late 2004, has now reduced to approximately 65% as of June 30, 2013.  Historical home ownership figures from pre-1995 hovered around 64%.  While improvements in the single family housing sector should eventually affect this trend, we believe the overall positive effects of such an important component of the economy will be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from about 2008, supply changes as measured by new permitting have generally returned to historic averages or higher depending on the market. For the twelve months ended June 30, 2013, annual unadjusted multifamily permitting was up over 35% to 308,900 units, slightly above the average of about 296,000 units since 2000, less than the peak levels of 402,000 in 2006 but now well above the trough of about 112,000 in 2010. We believe that the multifamily fundamentals noted above are leading to this increased development activity; however, this supply for the most part is only making up for lost activity coming out of the recession, which had a trough in 2012. Further, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. We also believe that the new supply will affect certain markets, and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population growth and absolute inventory level of units will allow certain markets to better absorb certain levels of new supply. For the markets where we have significant development activity, the employment growth is approximately 40% higher than the national average and rent growth over the last year was approximately 6% higher than the national multifamily average.

As a result of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace due in part to the high correlation with job and income growth, particularly for the higher rent, high quality, highly amenitized investments that we focus on.  Some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.

For the Company, our emphasis on coastal and higher employment growth markets has resulted in our investments performing somewhat better than the national averages.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  Through June 2013, 13 of our 17 major markets had annual employment growth greater than the national average of 1.7%, and four markets had less growth than the national average.  Of the top five U.S. markets with the highest absolute increase in job growth, we had investments in four:  Houston, Dallas, Chicago, and Boston.

These positive employment results for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 30 communities that were stabilized and held for the comparable periods in 2013 and 2012.  These 30 communities produced year over year total revenue increases of approximately 7%.  Since June 30, 2012, we have increased our residential monthly rent per unit for these 30 stabilized communities by 5%, where the national average was approximately 3.5%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 30 communities from 94% at June 30, 2012 to 96% at June 30, 2013. These properties exceeded the national occupancy rate by over 1.5% as of June 30, 2013.

Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector.  For the last three years for the period ended June 30, 2013, five and ten year treasury rates, key benchmarks for multifamily financings, have primarily ranged between 0.6% to 2.8% and 1.0% to 4.0%, respectively.  As of June 30, 2013, five and ten year treasury rates were 1.4% and 2.5%, respectively, which while up from the near term averages, are still low by historical standards.  In addition to favorable, general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities in the last year. In 2012 we closed five loans with an average fixed interest rate of 2.9% and in 2013, we closed two loans with a weighted average fixed interest rate of 3.2%. As of June 30, 2013, our weighted average fixed interest rate was 3.7%, compared to 3.9% at December 31, 2012.

Although the current outlook on these financing trends appears relatively stable, there are risks.  As discussed above, potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth. Any of these domestic issues or the resurfacing of global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, changes related to GSE’s and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

In the event of changing financial market conditions, we believe the Company is reasonably positioned to execute our strategy.  As of June 30, 2013, we held cash and cash equivalents of approximately $343.9 million and had borrowing capacity from our line of credit of $127.2 million. Our cash position is over 36% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 95% of our share of debt is at fixed rates with average maturities of 4.6 years. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately three more years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility and uncertainty noted above, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.  If interest rates significantly increase and remain higher for prolonged periods, we would expect to incur higher interest expenses on new or refinanced debt. Because the amount of debt is based, in part, on our ability to pay the debt service, higher interest rates could also reduce our overall debt leverage. In addition, our development strategy is dependent on the availability of development financing at reasonable interest rates.  While development financing is currently available, there is also no assurance such financing or the refinancing of the development debt would be available in the future.

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

•	Northern California includes communities in Concord, Santa Rosa, San Bruno and San Francisco in California.

•	Northwest includes the state of Oregon. Our portfolio includes a community in Portland, Oregon.

•	Southern California includes communities in Irvine, Marina del Rey, Costa Mesa, Los Angeles, and Laguna Woods.

•	Texas

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our consolidated and unconsolidated stabilized multifamily communities as of June 30, 2013 and December 31, 2012. Physical occupancy rates and monthly rental rates per unit as of December 31, 2012 exclude data for multifamily communities sold in 2013:

	June 30, 2013		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of	Number of	June 30,	December 31,	June 30,	December 31,
Geographic Region	Communities	Units	2013	2012	2013	2012
Florida	2	704	96%	94%	$1,516	$1,490
Georgia	1	283	97%	98%	1,310	1,241
Mid-Atlantic	5	1,412	95%	94%	1,972	1,937
Mid-West	1	298	97%	95%	2,235	2,161
Mountain	5	1,594	94%	93%	1,341	1,312
New England	4	940	97%	92%	1,531	1,514
Northern California	4	751	95%	94%	2,273	2,188
Northwest	1	188	99%	93%	1,409	1,355
Southern California	4	889	95%	96%	1,991	1,946
Texas	6	1,947	97%	95%	1,451	1,346
Totals	33	9,006	96%	94%	$1,669	$1,627

(a)         Physical occupancy is defined as the residential units occupied for stabilized properties as of June 30, 2013 or December 31, 2012 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of

June 30, 2013, the total gross leasable area of retail space for all of these communities is approximately 160,000 square feet, which is approximately 2% of total rentable area.  As of June 30, 2013, all of the communities with retail space are stabilized, and approximately 80% of the 160,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)         Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2013 and December 31, 2012 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended June 30, 2013 and 2012, these other charges were approximately $4.2 million and $3.9 million, respectively, approximately 8% of total revenues for both periods. For the six months ended June 30, 2013 and 2012, these other charges were approximately $8.4 million and $7.5 million, respectively, approximately 8% of total revenues for both periods.The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	1	180	1	180
Georgia	1	327	—	—
Mid-Atlantic	1	461	—	—
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	1	180	1	180
Southern California	1	113	—	—
Texas	6	1,518	6	1,519
Total equity investments	14	3,569	11	2,669
Debt investments:
Florida	1	321	—	—
Mountain	1	388	1	388
Southern California	—	—	1	113
Texas (a)	2	764	2	764
Total debt investments	4	1,473	4	1,265
Total developments	18	5,042	15	3,934

(a)         Includes an unconsolidated loan investment as of June 30, 2013 and December 31, 2012.  The other loan investment is in a multifamily community completed in 2012 and currently stabilized as of June 30, 2013.

Results of Operations

Because of our investment of proceeds from our Initial Public Offering, we have experienced significant increases in our total investments since our inception.  Also, as certain investments have been sold and the status of our lease up and development communities have progressed, their totals have fluctuated over time, changing the proportion of our stabilized multifamily communities or development communities to our total investments. Further, our transition to a self-managed company will affect our operations in future periods. The following information may be helpful in evaluating current and future fluctuations in our overall results of operations.

Real Estate Investment Activity

During 2012 and 2013, the Company has made significant new investments in multifamily communities, primarily investments in developments. As developments are made and progress through lease up, we have experienced changes in operating results. Further, as we have sold certain investments, investing the proceeds in developments, including debt investments in developments, the mix of our investments has changed, which also contributed to other fluctuations in operations.

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of June 30, 2013, December 31, 2012, and June 30, 2012 is as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Reporting Classifications:
Consolidated communities	50	50	45
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	51	51	46
Investment Classifications:
Equity investments
Stabilized communities	33	36	36
Lease up	1	—	—
Development	13	11	7
Total equity investments	47	47	43
Debt investments
Land loans	—	1	2
Mezzanine loans	4	3	1
Total debt investments	4	4	3
Total investments	51	51	46

Transition to Self-Management

As discussed in “Overview — Commencement of Transition to Self-Management” above, on the Initial Closing, we entered into the Self-Management Transition Agreements and have begun our transition to become a fully integrated self-managed company. Generally, as result of these arrangements, we would expect to begin to have higher direct costs of administration, primarily related to compensation, office and transition costs, and reductions in management fees and expenses. Each of these is separately addressed below.

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. Accordingly, beginning in the third quarter of 2013, we expect our compensation and related costs to increase, which amount will be offset by a decrease in the amounts paid to the Advisor of approximately $0.4 million per quarter. We may add certain other limited employee positions through the first half of 2014. As we approach and reach the Self-Management Closing, we would expect to hire employees to fully staff our corporate and property management operations. The amount of these costs is subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

We currently reimburse our Advisor for a portion of their office space and office support costs related to our operations. Upon the Self-Management Closing, our office costs will largely be a function of our new office arrangement, which may include arranging for the use of space from affiliates of our Advisor and may also include a lease for a new corporate headquarters, which may actually begin prior to the Self-Management Closing. Upon the Self-Management Closing, we also anticipate incurring costs for office equipment, supplies and related administrative expenses. These increases in costs could be recognized directly as general and administrative expenses or included in depreciation and amortization expense.

The Self-Management Transition Agreements provide for transition services and related costs, which are projected to be paid through September 30, 2014 to Behringer Harvard. These primarily include (1) transition services paid through September 30, 2014 totaling approximately $0.4 million per month for the period from the Initial Closing to September 30,

2014 and $1.25 million paid on the Self-Management Closing, (2) a reimbursement of $2.5 million for Behringer Harvard’s costs and expenses related to their negotiation of the Self-Management Transition Agreements paid at the Initial Closing, and (3) $3.5 million for certain intangible assets, rights and contracts paid at the Self-Management Closing. Accordingly, we expect a significant portion of these payments to be expensed during these periods with the amount per period dependent on the level and timing of each service and the accounting allocation to each period. Certain of these expenses could be direct transition expenses while others may be included as amortization or depreciation expense. For the three and six months ended June 30, 2013, we also incurred, on our own account, approximately $0.3 million and $0.4 million, respectively, of transition costs, primarily related to legal and financial consulting costs. We expect to recognize an additional $0.8 million of closing costs in the remainder of 2013 related to the transition.

Before entering into the Self-Management Transition Agreements, the Company was incurring approximately $1.8 million to $1.9 million in quarterly asset management expenses paid to the Advisor and its affiliates, and an additional quarterly reimbursement to the Advisor and its affiliates of approximately $0.4 million to $0.5 million. With the Self-Management Transition Agreements, we expect these expenses to be eliminated in connection with the Self-Management Closing. We expect a reduction of approximately $0.3 million to $0.5 million per quarter through the Self-Management Closing, at which point we expect that all asset management fees will be eliminated. However, the expected amount of the decrease is based on current Company activity. Should the Company increase its real estate assets, a primary basis for the calculation of the asset management fee and something which we expect to occur, the actual amount of asset management fees through the Self-Management Closing could actually be higher, despite the reductions just discussed. However, these amounts will be less than they would have been if we had not entered into the Self-Management Transition Agreements. Regardless of property activity, we would still expect the asset management fees to be eliminated upon the Self-Management Closing as a result of the Self-Managed Transition Agreements. As discussed above, we expect an increase in employee compensation expense, which will in part help us manage our assets, as a result of our entry into the Self-Management Transition Agreements.

Similarly, prior to entering into the Self-Management Transition Agreements, the Company was incurring approximately $2.0 million in quarterly property management fees paid to Behringer Harvard Multifamily Management Services, LLC (the “Property Manager” or “BHM Management”) and its affiliates. Upon the Self-Management Closing, we expect these costs to be eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. In addition, the Company paid to the Property Manager and its affiliates reimbursement of expenses related to the property management agreement. These reimbursements to the Property Manager and its affiliates will also be eliminated upon the Self-Management Closing; however, many of these expenses will then become our responsibility, the largest portion being compensation for on-site property management personnel.

The items noted above will be included in our reported consolidated net income (loss). In addition, the purchase of the BHMP GP Interest, which will be eliminated in preparing our consolidated financial statements, is expected to have a positive impact on our net income (loss) attributable to noncontrolling interests. This is primarily related to the asset management fee income we will begin to receive. While this is eliminated in the consolidated net income (loss), this benefit will increase the net income (or reduce the net loss) attributable to common stockholders by approximately $0.2 million to $0.3 million per quarter, based on current operations.

At the Initial Closing, we paid approximately $23.1 million for the acquisition of the BHMP GP Interest. We also paid $2.5 million for reimbursement of costs and expenses related to Behringer Harvard's negotiation of the Self-Management Transaction Agreements to the Advisor and its affiliates, and, in accordance with the Self-Management Transition Agreements (exclusive of the fees and expenses under the amended and restated advisory management agreement and certain similar fees and expenses following the Self-Management Closing under the Self-Management Transition Agreements primarily related to investment activity). Going forward, we also expect to pay (1) transition services of approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and $1.25 million on the Self-Management Closing, and (2) $3.5 million for certain intangible assets, rights and contracts paid at Self-Management Closing. These amounts have been and are expected to be paid from our current cash balances. We expect that subsequent to the Self-Management Closing, after the completion of the hiring of our staff, achieving a stabilized level of office costs and eliminating the asset management and property management fees and the transition items discussed above, we should have a net positive effect on cash flow from operations from the transition to self-management. There is no assurance that we will be able to manage our costs to realize these results or that events unrelated to the transition will not affect the final results, either favorably or unfavorably.

The issuance of the Series A Preferred Stock is not expected to have a material effect on our cash flows from operating activities or net income; however, the conversion to common stock in the future, as described in “Overview — Commencement of Transition to Self-Management”, may dilute the ownership of our stockholders and be included in our diluted earnings per share.

The above discussions related to new investments have affected the comparability of our financial statements as of and for the three and six months ended June 30, 2013 as compared to the same period of 2012. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

Net Operating Income

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

The table below reflects number of communities and units as of June 30, 2013 and 2012 and rental revenues, property operating expenses and NOI for the three and six months ended June 30, 2013 and 2012 for our Same Store operating portfolio as well as other properties in continuing operations:

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	Change	June 30, 2013	June 30, 2012	Change
Rental revenue
Same Store	$44.3	$41.3	$3.0	$87.7	$81.6	$6.1
2012 acquisitions	3.3	1.5	1.8	6.4	1.9	4.5
Total rental revenue	47.6	42.8	4.8	94.1	83.5	10.6

Property operating expenses, including real estate taxes
Same Store	17.4	15.9	1.5	34.3	32.0	2.3
2012 acquisitions	1.3	0.6	0.7	2.6	0.8	1.8
Developments	0.2	—	0.2	0.2	0.4	(0.2)
Total property operating expenses, including real estate taxes	18.9	16.5	2.4	37.1	33.2	3.9

NOI
Same Store	26.9	25.4	1.5	53.4	49.6	3.8
2012 acquisitions	2.0	0.9	1.1	3.8	1.1	2.7
Developments	(0.2)	—	(0.2)	(0.2)	(0.4)	0.2
Total NOI	$28.7	$26.3	$2.4	$57.0	$50.3	$6.7

	June 30, 2013	June 30, 2012	Change
Number of Communities
Same Store	30	30	—
2012 acquisitions	3	2	1
Total Number of Communities	33	32	1

Number of Units
Same Store	8,187	8,187	—
2012 acquisitions	819	389	430
Total Number of Units	9,006	8,576	430

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — NOI.”

The three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Rental Revenues.  Rental revenues for the three months ended June 30, 2013 were approximately $47.6 million compared to $42.8 million for the three months ended June 30, 2012.  Same Store revenues, which accounted for approximately 93% of total rental revenues for 2013 increased approximately 7% or $3.0 million.  A portion of this increase related to an approximate 5%  increase in monthly rental rates per units for our Same Store communities as of June 30, 2013 compared to June 30, 2012, adding approximately $0.4 million to Same Store rental revenue for the three months ended June 30, 2013 from the prior period in June 30, 2012. The remaining increase in Same Store revenues of approximately $2.6 million related to increased occupancy for the Same Store communities. Occupancy as of June 30, 2013  increased to  96% as compared to 94% as of June 30, 2012.   The remaining increase of $1.8 million in total rental revenue for the three months ended June 30, 2013 as compared to comparable period of 2012 is attributable to our 2012 acquisitions which reported rental revenues for a full quarter in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended June 30, 2013 and 2012 were approximately $18.9 million and $16.5 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 92% of total property operating expenses and real estate taxes for 2013, increased approximately $1.5 million.  Increases in Same Store real estate taxes of approximately $0.7 million were driven by increased tax values on our multifamily communities.  Other increases included Same Store property management fees of $0.2 million which are directly related to increased Same Store rental revenue.  Our 2012 acquisitions which were held for a full quarter in 2013 accounted for $0.7 million of the increase in total property operating and real estate tax expenses.

General and Administrative Expenses.  General and administrative expenses decreased by $1.4 million for the three months ended June 30, 2013 compared to the same period of 2012. During the three months ended June 30, 2012, we incurred approximately $0.7 million of strategic review expenses, primarily including investment bankers, legal and costs of the Special Committee. We did not incur strategic review expenses during the three months ended June 30, 2013. Additionally, the three months ended June 30, 2012, included approximately $0.4 million in off-site personnel costs reimbursed to BHM Management, during the first quarter of 2012 from property operations to general and administrative expenses.

Acquisition Expenses.  We did not incur any acquisition expenses for the three months ended June 30, 2013.  Acquisition expenses for the three months ended June 30, 2012 were approximately $2.0 million and principally related to our 2012 acquisition of Pembroke Woods.  The majority of these acquisition expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase which may have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the three months ended June 30, 2013 was approximately $6.3 million compared to $7.9 million for the three months ended June 30, 2012.  The decrease was principally due to a $1.6 million increase in capitalized interest as a result of increased development activity, which effectively reduces interest expense in the 2013 period compared to the 2012 comparable period for our active development projects. For the three months ended June 30, 2013 and 2012, we capitalized interest expense of $2.2. million and $0.6 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was approximately $20.8 million and $28.3 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decrease is principally the result of the $9.1 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year), was fully amortized in prior periods.  The decrease was partially offset by increased depreciation expense related to new capital improvements placed in service subsequent to June 30, 2012.  See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Transition Expenses. During the three months ended June 30, 2013, we incurred $0.3 million of transition expenses related to our transition to becoming a self-managed company. See further discussion above under “Transition to Self-Management.” These expenses primarily include legal, financial advisors, consultants and costs of the Special Committee. We did not incur any transition expenses for the three months ended June 30, 2012.

Income (Loss) from Discontinued Operations. Loss from discontinued operations for the three months ended June 30, 2013 and 2012 include the operating results of Johns Creek, Halstead and Cyan, sold in 2013, and Mariposa Lofts Apartments (“Mariposa”) sold in 2012. The gain of $31.4 million for the three months ended June 30, 2013 represents the gain recognized from the sales of Cyan and Halstead.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the three months ended June 30, 2013 or 2012.

The six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Rental Revenues.  Rental revenues for the six months ended June 30, 2013 were approximately $94.1 million compared to $83.5 million for the six months ended June 30, 2012.  Same Store revenues, which accounted for approximately 93% of total rental revenues for 2013, increased approximately 7% or $6.1 million.  A large portion of this increase related to an approximate 5%  increase in monthly rental rates per units for our Same Store communities as of June 30, 2013 compared to June 30, 2012, adding approximately $3.3 million to Same Store rental revenue from the prior period in June 30, 2012. The remaining increase in Same Store revenues of approximately $2.8 million related to increased occupancy for the Same Store communities. Occupancy as of June 30, 2013  increased to  96% as compared to 94% as of June 30, 2012.   The remaining increase of $4.5 million in total rental revenue for the six months ended June 30, 2013 as compared to comparable period of 2012 is attributable to our 2012 acquisitions which reported rental revenues for the full period in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the six months ended June 30, 2013 and 2012 were approximately $37.1 million and $33.2 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 92% of total property operating expenses and real estate taxes for 2013, increased approximately $2.3 million.  Increases in Same Store real estate taxes of approximately $0.9 million were driven by increased tax values on our multifamily communities.  Other increases included Same Store property management fees of $0.4 million which are directly related to increased Same Store rental revenue.  Our 2012 acquisitions which were held for the full period in 2013 accounted for $1.8 million of the increase in total property operating and real estate tax expenses.

General and Administrative Expenses. The decrease in general and administrative expenses of $0.6 million for the six months ended June 30, 2013 compared to the same period of 2012. During the six months ended June 30, 2012, we incurred approximately $0.8 million of strategic review expenses, primarily including investment bankers, legal and costs of the Special Committee. We did not incur strategic review expenses during the six months ended June 30, 2013.

Acquisition Expenses.  We did not incur any acquisition expenses for the six months ended June 30, 2013.  Acquisition expenses for the six months ended June 30, 2012 were approximately $2.5 million and principally related to our 2012 acquisitions of Pembroke Woods and the Grand Reserve.  The majority of these acquisition expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments, we expect acquisition expenses to increase and to have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Interest Expense. Interest expense for the six months ended June 30, 2013 was approximately $12.7 million compared to $15.9 million for the six months ended June 30, 2012.  The decrease was principally due to a $3.0 million increase in capitalized interest as a result of increased development activity, which effectively reduces interest expense in the 2013 period compared to the 2012 comparable period for our active development projects. For the six months ended June 30, 2013 and 2012, we capitalized interest expense of $3.9 million and $0.9 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was approximately $41.7 million and $57.8 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases.  The decrease is principally the result of the $19.0 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year) was fully amortized in prior periods.  The decrease was partially offset by increased depreciation expense related to new capital improvements placed in service subsequent to June 30, 2012.  See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

 Transition Expenses. During the six months ended June 30, 2013, we incurred $0.4 million of transition expenses related to our transition to becoming a self-managed company. These expenses primarily include legal, financial advisors, consultants and costs of the Special Committee. We did not incur any transition expenses for the three months ended June 30, 2012. See further discussion above under “Transition to Self-Management.”

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the sales of Johns Creek, Halstead and Cyan in 2013 and Mariposa in 2012.  The operations of Johns Creek, Halstead and Cyan for the six months ended June 30, 2013 and 2012 and the operations of Mariposa for the six months ended June 30, 2012 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $38.2 million for the six months ended June 30, 2013 represents the total gain recognized from the sales of Johns Creek, Halstead and Cyan.  The gain of $13.3 million for the six months ended June 30, 2012 represents the gain recognized from the sale of Mariposa.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the six months ended June 30, 2013 or 2012.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three and six months ended June 30, 2013 and 2012, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2012 to June 30, 2013.

Total real estate, net decreased approximately $38.1 million principally as a result of sales of Johns Creek, Cyan and Halstead carried at a combined net book value of $129.0 million in 2013 and depreciation expense of $40.2 million for the six months ended June 30, 2013. These decreases were partially offset by $127.4 million of expenditures related to our development portfolio. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $106.7 million principally as a result of the cash portion of expenditures related to the development program discussed above.  This decrease was partially offset by the receipt of proceeds of $171.2 million from the sales of real estate during the six months ended June 30, 2013.

Mortgages and notes payable decreased approximately $50.9 million principally related to the sales real estate during the six months ended June 30, 2013.

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

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Cash flows provided by operating activities for the six months ended June 30, 2013 were $43.6 million as compared to cash flows provided by operating activities of $28.1 million for the same period in 2012.  The increase in cash provided by operating activities is partially due to the $6.7 million increase in NOI from both our Same Store operating properties and our 2012 acquisitions.  The increase in NOI is primarily attributable to increased monthly rental revenue per unit and increased occupancy for the six months ended June 30, 2013 compared to the same period of 2012.  Also, interest expense included in operating activities decreased approximately $3.2 million due to amounts capitalized in our development program.  A substantial portion of our other GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our amortization of lease intangible non-cash charges decreased by $20.7 million for the six months ended June 30, 2013 as compared to the same period in 2012, principally as a result of the relatively short life of lease intangibles (usually less than one year), which were fully amortized in prior periods.  The decrease was partially offset by increased depreciation expense related to new capital improvements placed in service subsequent to June 30, 2012.  We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities.  We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities as we invest the remaining cash from our Initial Public Offering.

Cash flows used in investing activities for the six months ended June 30, 2013 were $47.9 million compared to cash flow used by investing activities of $154.3 million during the comparable period of 2012.  The decrease in cash used in investing activities was principally due to an increase of $147.3 million in proceeds from the sale of real estate for the six months ended June 30, 2013, compared to the same period of 2012. During 2013, we sold Johns Creek, Cyan and Halstead, and during 2012, we sold Mariposa. This decrease in cash used in investing activities was partially offset by the increase of $60.4 million in expenditures related to our development portfolio during the six months ended June 30, 2013 as compared to the same period of 2012.  We expect capital expenditures related to our development program to be a significant use of cash during 2013 and 2014.

Cash flows used in financing activities for the six months ended June 30, 2013 were $102.4 million compared to cash flows used in financing activities of $14.9 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $25.1 million related to financing.  During the six months ended June 30, 2012, we obtained financing proceeds from two new loans for $33.7 million. We also refinanced two loans, obtaining long term fixed rate financing, paying principal of $141.6 million and receiving new principal of $141.5 million.  During the six months ended June 30, 2013, we distributed $39.3 million to noncontrolling interests as compared to $18.8 million for the comparable period of 2012.  Redemptions of $15.5 million were paid during the six months ended June 30, 2012.  No redemptions were paid for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $343.9 million as of June 30, 2013.  We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition to a self-managed company, and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly Co-Investment Ventures, other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

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

Based on our current distribution levels and anticipated redemptions of our common stock, our current operating cash flow, net of the cash requirements noted above, is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances, the continued level of DRIP participation and on the returns from our anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods, as we invest and attempt to produce stabilized cash flows, we may use portions of the remaining proceeds from our Initial Public Offering to fund redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments.  During this period, we may also decide to temporarily invest any uninvested proceeds in investments at lower returns than our targeted investments in multifamily and real estate-related investments.  These lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our cash and cash equivalent balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of June 30, 2013, our cash and cash equivalents balance was $343.9 million, compared to $450.6 million as of December 31, 2012. The decrease is primarily due to the acquisitions and development expenditures made during the six months ended June 30, 2013 of $104.6 million and mortgage principal payments of $75.3 million for the six months ended June 30, 2013. These decreases were partially offset by $171.2 million of proceeds from the sale of Johns Creek, Cyan and Halstead.

Our consolidated cash and cash equivalent balance of $343.9 million as of June 30, 2013 includes approximately $16.0 million held by individual Co-Investment Ventures.  These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to us and other owners.

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

With the termination of our Initial Public Offering on September 2, 2011, we are more dependent on our cash flow from operating activities and the other sources noted above.  Cash flow from operating activities was $43.6 million for the six months ended June 30, 2013 compared to $28.1 million for the comparable period in 2012.  As most of our investments are accounted for under the consolidated method of accounting, we now show our cash flow from operating activities gross, where equity accounting, which prior to 2012 was our primary method of accounting for our investments, generally only includes distributions from investees as distributed.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings).  Distributions related to operating activities were $13.1 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly which generally coincides with the payment cycle for our operating interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exception to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from our recent acquisitions and anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

During our Initial Public Offering, we experienced significant increases in the absolute amount of our regular distributions on our common stock.  With the completion of our Initial Public Offering on September 2, 2011, we expect our total common stock outstanding to be more stabilized and thus our distributions to also be more stable. Further, our board of directors set our second quarter 2012 distribution rate to an annual rate of 3.5% and has since approved this rate for the third quarter of 2013, based on a purchase price of $10.00 per share, a reduction from the previous annual rate of 6.0%. This reduced distribution rate, if continued going forward, would reduce our distributions payable in 2013 as compared to 2012 and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.  In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions.  During 2013 and 2012, the percentage of our regular distributions that has been reinvested has averaged approximately 53% and 55%, respectively.

Our board of directors has modified and reinstated our share redemption program (“SRP”) effective March 1, 2013.  (See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our SRP.) Our SRP was suspended effective June 18, 2012, and we did not redeem any shares in the second, third and fourth quarters of 2012.  Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million in redemptions during 2012 (through the suspension date).

With the reinstatement of our SRP, our board of directors approved on June 28, 2013 redemptions of $8.9 million, which were paid in July 2013. We paid these redemptions and expect to fund future redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity. The SRP currently provides a limit of $7 million of redemptions per quarter. At the funding limit, this amount generally corresponds to the average participation in our DRIP, substantially netting the cash requirement. However, as demonstrated in this most recent redemption, the board of directors may modify the funding limit, and there can be no assurance that either the redemption or DRIP amounts will continue in the future in this range.  After the July 2013 redemption payments, the Company has unfulfilled redemption requests of approximately $21.1 million, representing 2.5 million shares at an average price of $8.52 per share. The liquidity required to meet the share redemption requests could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our SRP.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2013.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10.0 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of June 30, 2013, we may make additional draws of approximately $127.2 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	June 30, 2013		For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Interest Rate (a)	Balance Outstanding
Borrowings	$10.0	2.27%	$10.0	2.28%	$10.0	$10.0	2.28%	$10.0

(a)         The average rate is based on month-end interest rates for the period.

As we utilize our cash balances as described in this section, we expect to use the credit facility more frequently.

Long-Term Liquidity, Acquisition and Property Financing

Currently, our primary funding source for investments is the remaining proceeds we received from our Initial Public Offering, joint venture arrangements, debt financings and dispositions. Our Initial Public Offering terminated on September 2, 2011, with gross and net proceeds from our Initial Public Offering of $1.46 billion and $1.30 billion, respectively.  As our Initial Public Offering is closed, we are dependent on the short-term and long-term liquidity sources discussed in this section.

As discussed above, we expect to use a substantial portion of our cash for additional investments in multifamily communities, primarily developments, and to a lesser extent multifamily operating and debt investments.  The actual amount invested will depend on the extent we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses. If our primary investments are developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.  The advantage of portfolio or merger acquisitions is that larger amounts of capital can be deployed more quickly.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with partners such as the BHMP Co-Investment Partner, the MW Co-Investment Partner or other Co-Investment Venture partners. As of June 30, 2013, approximately $2.9 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $9.1 million.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 140 billion euro (approximately $182 billion, based on exchange rates as of June 30, 2013) in pension assets for over 2.5 million people as of May 2013.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its BHMP CO-JV obligations.

As of June 30, 2013, if the remaining BHMP Co-Investment Partner’s funding commitment is drawn on, our corresponding share of the BHMP CO-JVs would be approximately $3.5 million.  We anticipate using the remaining proceeds of our Initial Public Offering and other sources described in this section to fund any amounts required.

As of June 30, 2013, we have eleven other Co-Investment Ventures.  These other Co-Investment Ventures were established for the development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of June 30, 2013, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

The MW Co-Investment Partner does not have any commitment for any additional investments.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of June 30, 2013, we have three wholly owned debt investments and one unconsolidated debt investment through a BHMP CO-JV.  There is $0.8 million remaining to be funded on the wholly owned debt investments. The unconsolidated debt investment is fully funded as of June 30, 2013. We believe each of the borrowers is in compliance with our debt agreements.

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

Company level debt is defined as debt that is an obligation of the Company.  If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2013, all of our debt, other than borrowings under our credit facility, is individually secured property debt.

As of June 30, 2013, we and our BHMP Co-Investment Partner have four equity investments in Property Entities that include other unaffiliated third party owners. These unaffiliated third parties have contributed $7.2 million to Property Entities as of June 30, 2013.  These Property Entities also have property debt and/or other joint venture obligations.  As of June 30, 2013, these unaffiliated third parties are in compliance with these obligations. In the event that these parties are unable to meet their share of the joint venture’s obligations in the future, there could be adverse consequences to the operations of the respective multifamily community, and we and our BHMP Co-Investment Partner may have to fund any deficiency.  Our share of such deficiency could be significant, but we believe would be funded from the sources described in this section.

Even with the recent increase in interest rates in relation to historical averages, favorable long-term, fixed rate financing terms remain available for high quality multifamily communities. As of June 30, 2013, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.7%, respectively.  During 2013, we and Co-Investment Ventures closed financings of $50.0 million at a weighted average interest rate of 3.2%.  As of June 30, 2013, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately five years.

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

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of June 30, 2013, we have closed three conventional construction loans and expect to close additional loans which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of June 30, 2013, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at June 30, 2013 was 0.19%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.3	3.86%	2018	$30.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (b)	24.0
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	64.3			64.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	854.0	3.73%	2015 to 2020	468.5
Permanent mortgage - variable interest rate	12.4	Monthly LIBOR + 2.35%	2017	6.8
Construction loan - fixed interest rate (c)	—	4.31%	2023	—
Construction loans - variable interest rates (c)	—	Monthly LIBOR + 2.25%	2016 to 2017 (b)	—
	866.4			475.3
Plus: Unamortized adjustments from business combinations	8.0
Total Co-Investment Venture Level - Consolidated	874.4
Total all levels	$938.7			$539.6

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

(c)
The construction loans relate to three multifamily community developments with combined committed financing of $79.4 million and total estimated costs of $153.6 million. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 40% to 50% of the total costs, and are limited to prescribed percentages of the final cost, approximately 50% to 60% of the total costs. See the section below for additional information on our development activity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2013, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of June 30, 2013, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
July through December 2013	$—	$1.9	$1.0
2014	$24.0	$5.6	$27.1
2015	$0.2	$83.6	$46.2
2016	$0.6	$135.7	$75.2
2017	$10.6	$219.9	$129.5
Thereafter	$28.9	$419.7	$260.6

We would expect to refinance these borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term, permanent mortgages upon stabilization of the development.  There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use proceeds from our Initial Public Offering or other sources discussed in this section to fund any such additional capital contributions.

GSEs have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  As a possible first step to these actions, in August 2012 the U.S. government imposed minimum distribution requirements for the GSEs, generally equal to their reported net income.  This will have the effect of limiting the growth of GSE operations by restricting the reinvestment of their retained earnings.  As the U.S. Congress moves to the middle of the two year election cycle, possibly the most likely period for any legislation, additional changes may also be enacted in the future, which could include a restructuring or elimination of GSEs.  Accordingly, we have and will continue to maintain other lending relationships.  As of June 30, 2013, approximately 73% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.  Recently, other loan providers, primarily insurance companies and to a lesser extent banks collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of June 30, 2013, the leverage on our portfolio, as measured by GAAP cost, was approximately 45%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of June 30, 2013, we have a wholly owned multifamily community and one of our Co-Investment Ventures have multifamily communities with combined total carrying values of approximately $78.2 million that are not encumbered by any secured debt.

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

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on or redemptions of our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all BHMP CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  We completed our first dispositions during 2011, generating cash proceeds of $128.3 million, gains on sale of $5.7 million and increases to additional paid-in capital of $39.6 million.  In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.  In 2013, we completed the dispositions of Johns Creek, Cyan and Halstead, generating cash proceeds of $171.2 million and gains on sale of $38.2 million.

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

We classify our development investments as follows:

•
Lease up - A multifamily community is considered in lease up when the community has begun leasing. A certificate of occupancy may be obtained as units are completed, and accordingly lease up may occur prior to final completion of the building. A multifamily community is considered complete when substantially constructed and capable of generating all significant revenue sources.

•
Under development and construction - A multifamily community is considered under development and construction once we have signed a general contractors agreement and vertical construction has begun and ends once lease up has started.

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has begun.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of June 30, 2013 (amounts in millions):

		Effective		Total Costs Incurred as of	Total	Our Share of Total	Committed	Estimated Quarter	Occupancy as of
Community	Location	Ownership (a)	Units	June 30, 2013	Estimated Costs	Estimated Costs	Development Financing (b)	(“Q”) of Completion	June 30, 2013
Lease up:
Wholly Owned:
Allegro Phase II	Addison, TX	100%	121	$14.4	$16.4	$16.4	$—	3Q 2013	17%

Under development and construction:
Wholly Owned:
The Franklin Delray	Delray Beach, FL	100%	180	31.2	33.1	33.1	—	3Q 2013	N/A
Co-Investment Ventures:
4110 Fairmount	Dallas, TX	100%	299	22.4	47.8	47.8	26.2	3Q 2014	N/A
Arpeggio Victory Park	Dallas, TX	100%	377	32.6	62.0	62.0	31.3	3Q 2014	N/A
Sphere 2131	Denver, CO	100%	212	14.6	50.8	50.8	—	4Q 2014	N/A
Allusion West University	Houston, TX	100%	231	21.3	43.8	43.8	21.9	4Q 2014	N/A
Blue Sol	Costa Mesa, CA	100%	113	16.7	38.6	38.6	—	4Q 2014	N/A
Seven RIO	Austin, TX	90%	220	14.3	60.7	60.7	—	4Q 2014	N/A
Audubon	Wakefield, MA	100%	186	13.6	51.8	51.8	—	1Q 2015	N/A
The Muse Museum District	Houston, TX	100%	270	19.5	51.2	51.2	—	2Q 2015	N/A
Water Street	Cambridge, MA	80%	392	35.2	192.3	192.3	—	3Q 2015	N/A

Pre-development:
Co-Investment Ventures:
Peachtree (c)	Atlanta, GA	80%	327	9.7	67.7	67.7	—	2Q 2015	N/A
Renaissance Phase II	Concord, CA	55%	180	9.0	50.7	27.9	—	4Q 2015	N/A
Tysons Corner (c)	Tysons Corner, VA	90%	461	33.5	212.2	212.2	—	2Q 2016	N/A
Total equity investments			3,569	288.0	$979.1	$956.3	$79.4
Less: Construction in progress transferred to operating real estate				(9.0)
Total equity investment per consolidated balance sheet				$279.0

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)
Committed development financing includes the total amount of construction or other loans secured by the development. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 45% of the total costs, and are limited to proscribed percentages of the final cost, approximately 55% of the total costs. As of June 30, 2013, no amounts have been drawn under these construction loans. See section above for additional information regarding our development financing.

(c)
If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based the development achieving certain total returns.

The following table summarizes our debt investments in developments as of June 30, 2013:

			Total	Amounts Advanced at	Fixed Interest	Maturity	Effective
Community	Location	Units	Commitment	June 30, 2013	Rate	Date	Ownership (a)
Mezzanine loans:
Consolidated:
The Domain	Houston, TX	320	$10.5	$10.5	14.0%	April 2014 (b)	100%
Jefferson at One Scottsdale	Scottsdale, AZ	388	22.7	22.7	14.5%	December 2015 (b)	100%
Kendall Square	Miami Dade County, FL	321	12.3	11.5	15.0%	January 2016 (b)	100%
		1,029	45.5	44.7	14.5%

Unconsolidated:
TDI 121 Custer	Allen, TX	444	14.1	14.1	14.5%	August 2015 (b)	55%

Total loans		1,473	$59.6	$58.8	14.5%

(a)	Effective ownership represents our current ownership percent in the loan.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

As of June 30, 2013, we have 14 active development equity investments including one in lease up.  For the six months ended June 30, 2013, we started three new developments, acquiring land and incurring pre-development costs of $59.9 million. These developments are estimated to include 901 units at total costs of $318.5 million. For the remaining 10 developments, we incurred $67.5 million of capitalized costs for the six months ended June 30, 2013.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of June 30, 2013, we have entered into construction and development contracts with $356.4 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during the remainder of 2013 and into 2014 on our existing developments and additional developments in our pipeline.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  In February 2013, we obtained a $21.9 million, 30-day LIBOR plus 2.25%, three year term construction loan related to the Allusion West University development.  In April 2013, we obtained a $26.2 million, 30-day LIBOR plus 2.25%, four year term construction loan related to the 4110 Fairmount development. In June 2013, we obtained a $31.3 million construction to permanent loan with a fixed rate of 4.31% and a ten year term related to the Arpeggio development. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 275 basis points over 30-day LIBOR.  As of June 30, 2013, 30-day LIBOR was 0.19%.  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments.

As of June 30, 2013, we have four loan investments, three wholly owned and one through a BHMP CO-JV. For the six months ended June 30, 2013, we closed on one new loan investment with a total commitment of $12.3 million, advancing $11.5 million. For the remaining three loan investments, there is a total commitment of $47.3 million, of which our share is $41.0 million. During the six months ended June 30, 2013, our share of these advances was $17.4 million. Our total share of remaining unadvanced commitment is $0.8 million and we expect to utilize the liquidity sources noted above to fund these commitments.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of June 30, 2013, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current stabilized multifamily communities, to be in the range of $6.0 million to $15.0 million for the next three to five years.

On July 19, 2013, we acquired a 202 unit multifamily community, located in San Francisco, California for a contract purchase price of $108.7 million. The purchase was funded from our existing cash balance.

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

During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  In addition, from time to time, our Advisor has agreed to waive or defer all or certain fees, expenses or incentives due to it, which has made more cash available for distributions.  Our Advisor may waive or defer such fees in the future.  The participation in our DRIP will also reduce the cash portion of our distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

Distribution Activity

Special Cash Distribution

As discussed above under “Overview — Distributions — Special Cash Distribution,” in March 2012 our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was accrued during the three months ended March 31, 2012, and was paid on July 11, 2012.  There were no special cash distributions during the six months ended June 30, 2013.

Regular Distributions

The following table shows the regular distributions paid and declared for the six months ended June 30, 2013 and 2012 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions	Funds from Operations (b)	Cash Flow from Operating Activities	Total Distributions Declared (c)	Declared Distributions Per Share (c)
2013
Second Quarter	$7.1	7.8	$14.9	$14.0	$23.1	$14.7	$0.087
First Quarter	6.8	7.7	14.5	13.7	20.5	14.5	0.086
Total	$13.9	$15.5	$29.4	$27.7	$43.6	$29.2	$0.173

2012
Second Quarter	$8.1	$10.0	$18.1	$6.7	$16.6	$14.4	$0.087
First Quarter	10.9	13.9	24.8	9.1	11.5	24.8	0.150
Total	$19.0	$23.9	$42.9	$15.8	$28.1	$39.2	$0.237

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

Cash flow from operating activities exceeded regular distributions by $14.2 million for the six months ended June 30, 2013 while regular distributions exceeded cash flow from operating activities by $14.8 million for the six months ended June 30, 2012.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the six months ended June 30, 2013, we distributed an estimated $13.1 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $30.5 million, which was greater than our regular distributions by $1.1 million.  For the six months ended June 30, 2012, we distributed an estimated $9.5 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $18.6 million, which was less than our regular distributions by $24.3 million.  Further, our regular distributions exceeded our funds from operations by $1.7 million and $27.2 million for the six month periods ended June 30, 2013 and 2012, respectively.  The improvement in the difference between our cash flow from operating activities, both as reported and adjusted, and from our funds from operations are due to improved operations in our multifamily communities and the decrease in the regular distribution rate as discussed above. Our distribution rate was reduced from 6.0% to 3.5% (based on $10 per share) effective April 1, 2012.

During the six months ended June 30, 2013, our regular cash distributions were funded from our cash flow from operations, as adjusted. During the six months ended June 30, 2012, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in

September 2011, raising net proceeds in 2011 of $539.6  million.  As of December 31, 2011, December 31, 2012 and June 30, 2013 we had cash and cash equivalents balances of $655.5 million, $450.6 million and $343.9 million, respectively, a significant portion of which were remaining proceeds from the Initial Public Offering.

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

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements relate to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of June 30, 2013, we had one investment of $7.9 million in an unconsolidated joint venture, TDI 121 Custer, which was made through the Custer BHMP CO-JV.  In August 2012, the Custer BHMP CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of June 30, 2013, the total commitment has been advanced under the mezzanine loan.  The Custer BHMP CO-JV does not have an equity investment in the development.  This BHMP CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer BHMP CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer BHMP CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our BHMP CO-JVs, MW CO-JVs and those Property Entities in which we have an equity investment include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2013, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

All of our other Co-Investment Ventures include put provisions for the other Co-Investment Venture partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at June 30, 2013, have a contractual total of approximately $17.7 million for all of the Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of June 30, 2013, we have recorded approximately $10.1 million as redeemable noncontrolling interests.  These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development.  Separate from put provisions, we have recorded in our June 30, 2013 consolidated balance sheets redeemable noncontrolling interests of $5.4 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2013 and December 31, 2012, we have approximately $16.4 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

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

Our board of directors modified and reinstated our SRP effective March 1, 2013, and we funded our first redemptions in July 2013.  (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our SRP.) We expect to fund future redemptions from our cash balances, cash flow from operating activities, and the other sources noted in our discussion of short-term and long-term liquidity. The SRP currently provides a quarterly funding limit of $7 million (which our board of directors may increase or decrease). For the most recent redemption period, our board of directors increased the funding limit to $8.9 million. The liquidity required to meet the share redemptions could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing.

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

Non-GAAP Performance Financial Measures

In addition to our net income (loss) which is presented in accordance with GAAP, we also present certain supplemental non-GAAP performance measurements.  These measurements are not to be considered more relevant or accurate than the performance measurements presented in accordance with GAAP.  In compliance with SEC requirements, our non-

GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure.  As with other non-GAAP performance measures, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP performance measures.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three and six months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations	$(0.8)	$(16.1)	$(1.8)	$(31.8)
Adjustments to reconcile loss from continuing operations to NOI:
Asset management fees	1.9	1.6	3.7	3.2
General and administrative expenses	2.0	3.3	4.2	4.8
Acquisition expenses	—	2.0	—	2.5
Interest expense	6.3	7.9	12.7	15.9
Depreciation and amortization	20.7	28.3	41.7	57.8
Interest income	(2.1)	(2.0)	(4.1)	(4.0)
Loss on early extinguishment of debt	0.8	0.3	0.8	0.3
Equity in income (loss) of investments in unconsolidated real estate joint ventures	(0.2)	0.6	(0.3)	1.2
Transition expenses	0.3	—	0.4	—
Other income (expense)	(0.2)	0.4	(0.3)	0.4
NOI	28.7	26.3	57.0	50.3
Less non-comparable:
Revenue	(3.3)	(1.5)	(6.4)	(1.9)
Operating expenses	1.5	0.6	2.8	1.2
Same Store NOI	$26.9	$25.4	$53.4	$49.6

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

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our investment stage is completed, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expense and other adjustments related to business combinations are generally the most significant adjustments to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition or business combination activity and to compare our operating performance to other real estate companies that are not incurring acquisition expenses.

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

Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities.  However, investors are cautioned that neither FFO nor MFFO is a pro forma measurement.

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

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$26.8	$(11.3)	$31.2	$(6.8)
Real estate depreciation and amortization, net of NCI (a)	13.1	17.8	26.8	35.9
Gain (loss) on sale of real estate, net of NCI	(25.9)	0.2	(30.3)	(13.3)
FFO attributable to common stockholders	14.0	6.7	27.7	15.8
Acquisition expenses, net of NCI (b)	—	2.0	—	2.5
Straight-line rents, net of NCI	0.1	0.1	0.3	0.2
Loss on early extinguishment of debt, net of NCI	—	0.2	—	0.2
(Gain) loss on derivative fair value adjustment	(0.1)	0.4	(0.2)	0.4
Amortization of premium on debt investment, net of NCI	—	(0.1)	—	(0.2)
MFFO attributable to common stockholders	$14.0	$9.3	$27.8	$18.9

GAAP weighted average common shares	168.9	165.6	168.5	165.5

Net income (loss) per common share	$0.16	$(0.07)	$0.19	$(0.04)
FFO per common share	$0.08	$0.04	$0.16	$0.10
MFFO per common share	$0.08	$0.05	$0.16	$0.11

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•
During the three months ended June 30, 2013 and 2012, we capitalized interest of $2.2 million and $0.6 million, respectively, on our real estate developments.  During the six months ended June 30, 2013 and 2012, we capitalized interest of $3.9 million and $0.9 million, respectively, on our real estate developments.These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
During the three and six months ended June 30, 2013, we incurred $0.3 million and $0.4 million, respectively, of transition expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Special Committee. We did not incur any similar costs for the same periods in 2012.

•
During the three and six months ended June 30, 2012, we incurred $0.7 million and $0.8 million, respectively, of strategic review expenses, primarily including financial advisors, legal and costs of the Special Committee.

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

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at the higher of a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or b) the redemption value.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and six months ended June 30, 2013 and 2012.

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

Inflation may affect the costs of developments we invest in, primarily related to construction commodity prices, particularly lumber, steel and concrete. Inflation for these materials has also recently been low due to lower overall construction as a result of the effects of the U.S. and global recessions. However, inflation could be become an issue due to current U.S. monetary policies or accelerated growth in American, Chinese or other global construction activities. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

As of June 30, 2013, we had approximately $884.3 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.7%, $36.4 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.4%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of June 30, 2013, we have three consolidated notes receivable with a carrying value of approximately $44.6 million, a weighted average fixed interest rate of 14.5%, and a weighted average remaining maturity of 2.1 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2013, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2013 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(0.9)	$(0.7)	$(0.5)	$(0.2)
Interest rate caps	0.1	—	—	—
Cash investments	6.8	5.2	3.4	1.7
Total	$6.0	$4.5	$2.9	$1.5

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

As of June 30, 2013, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of June 30, 2013 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.2
12.7	4.0%	March 2017	0.1
$162.7			$0.5

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

The following risk factors supplement the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

We are subject to many risks in the process of becoming a self-managed company, and the transition may not prove successful.

On July 31, 2013, we entered into a series of agreements and amendments to our existing agreements and arrangements with the Advisor and its affiliates (“Behringer Harvard”) in order to begin the process to become self-managed. Effective July 31, 2013, we and Behringer Harvard entered into a master modification agreement (the “Modification Agreement”), setting forth various terms of and conditions to the modification of the business relationships between us and Behringer Harvard. At the initial closing on July 31, 2013 (the “Initial Closing”) of the Modification Agreement, Behringer Harvard waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer Harvard. The completion of the remainder of the self-management transactions contemplated by the Modification Agreement will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions, and there can be no assurance that the Self-Management Closing will occur.

Until the Self-Management Closing occurs, we must rely on Behringer Harvard to maintain the team of professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit. In addition, we will rely on Behringer Harvard to provide us with general transition services in support of our transition to self-management. If Behringer Harvard is unwilling or unable to do so, our transition to a self-managed company will be more costly or may not be successful, and your investment in us could suffer.

In addition, we cannot be certain that the entire team of professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will agree to become our employees following the Self-Management Closing. The loss of the services of any of our key personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Furthermore, we cannot be certain that a transition to a self-managed company will improve our financial performance or otherwise prove to be beneficial to us and our stockholders. Initially, we will recognize costs associated with the negotiation and implementation of the Modification Agreement and related transactions which will hurt our financial performance. Although we believe that becoming self-managed will ultimately prove accretive to our stockholders, this will depend on a number of factors, including but not limited to: (a) the long-term difference between the costs and expenses of being externally-managed versus being self-managed, (b) the consideration paid to Behringer Harvard in connection with the Modification Agreement and related transactions, and (c) the additional opportunities that arise as a result of being self-managed.

When we complete our transition to a self-managed company, while we will no longer bear the costs of the various fees and expenses we currently pay to our Advisor and its affiliates, our direct expenses will include general and administrative costs, including legal, accounting, office costs, and other expenses related to corporate governance and SEC reporting and compliance. We will also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. If the expenses we assume as a result of becoming self-managed are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the transition to self-management than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

We are now dependent on some of our own employees and will become more dependent on our own employees upon the Self-Management Closing.

As of August 1, 2013, we rely on five of our own employees to carry out our business and investment strategies. These five employees comprise five of our six most senior executives and are expected to comprise all five of our most senior executives after the Self-Management Closing. We are now solely responsible for compensating and retaining these employees. Upon the Self-Management Closing, we expect that the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will also become our employees. At such time, we will be solely responsible for the hiring, compensation and retention of all of these employees. Any of these employees may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we operate our business, we will continue to try to attract and retain qualified senior management and personnel, but may not be able to do so on attractive terms.

Our net income, funds from operations (“FFO”), and modified funds from operations (“MFFO”) may decrease in the near- term as a result of our transition to a self-managed company.

Our net income, FFO, and MFFO may decrease as a result of becoming a self-managed company. While we will no longer bear the costs of the various fees and expense reimbursements previously paid to the Advisor and its affiliates, our expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by the Advisor and its affiliates. Furthermore, these employees will be providing us services historically provided by the Advisor and its affiliates. There are no assurances that, following our transition to a self-managed company, we will be able to provide those services for the same costs as were previously provided to us by the Advisor and its affiliates, and there may be unforeseen costs, expenses, and difficulties associated with providing those services on a self-managed basis. If the expenses we assume as a result of becoming self-managed are higher than we anticipate, our net income, FFO, and MFFO may be lower as a result of the transition to self-management than they otherwise would have been.

In connection with becoming self-managed, we will be exposed to risks to which we have not historically been exposed.

Our transition to a self-managed company exposes us to risks to which we have not historically been exposed. As a company with employees, we are now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, office costs, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. Furthermore, there may be unforeseen costs, expenses, and difficulties associated with providing services previously provided by the Advisor and its affiliates.

Your investment will be diluted upon conversion of the Series A Preferred Stock.

In connection with the Modification Agreement, we issued to Behringer Harvard 10,000 shares of a new non-participating, voting, 7.0% cumulative preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Behringer Harvard surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share (the “Prior Convertible Stock”), which we immediately canceled. Under limited circumstances, the Series A Preferred Stock may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. The Series A Preferred Stock is potentially more dilutive than the Prior Convertible Stock. Each share of Series A Preferred Stock is entitled to a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event.

Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock approximately equal in value to 15% of the excess of (i) the value of the company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock, plus the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the then outstanding shares of our common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 115% to arrive at the conversion value. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our outstanding shares of common stock, the aggregate distributions paid on such shares through the triggering event, and the value of the Company at the time of the applicable triggering event as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through June 30, 2013, we had used approximately $950.4 million of such net proceeds to invest in real estate and real estate-related investments, net of related debt.  Of the amount used for these investments, approximately $39.9 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements. Not included in our amount invested are commitments related to our developments which as of June 30, 2013 had not yet been incurred.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

As we previously announced in the periodic report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of a strategic review, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) was in the best interests of the Company and its stockholders.  Accordingly, effective as of June 18, 2012, our board of directors indefinitely suspended our SRP effective for redemptions being sought for the second quarter of 2012.  However, in connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our SRP, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program.  The modified and reinstated SRP was effective as of March 1, 2013 and the first time period redemptions were considered under the modified and reinstated SRP was at the end of the second quarter of 2013 with respect to redemptions to be made in the third quarter of 2013. No redemptions were made during the second quarter of 2013.

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

•
A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time). After the July 2013 redemptions, the Company has approximately $21.1 million of unfulfilled redemptions, representing 2.5 million shares at an average price per share of $8.52.

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

The SRP is generally available only for stockholders who have held their shares for at least one year. Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  In addition to the $7 million per quarter funding limit discussed above, which the board of directors may modify, we will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Letter Agreement with Advisor

On August 13, 2013, we entered into a letter agreement with our Advisor pursuant to which our Advisor waived the difference between asset management fees calculated on the basis of appraised value (not estimated per share value) of our investments and asset management fees calculated on the basis of cost of our investments for the quarter ended June 30, 2013, resulting in a waiver of approximately $170,000.

2013 Annual Meeting of Stockholders

On June 28, 2013, the Company's board of directors (the “Board”) determined that the Company's 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) has been scheduled for December 17, 2013, and that the record date for determining stockholders entitled to vote at the 2013 Annual Meeting is September 23, 2013. Because the date of the 2013 Annual Meeting is more than 30 days after the anniversary date of the Company's 2012 Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing stockholders of changes to the deadlines for submitting stockholder proposals and candidates for nomination to the Board.

For a stockholder proposal to be considered for inclusion in the Company's proxy statement and form of proxy for the 2013 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act, the proposal must be received at the Company's corporate offices on or before August 19, 2013. Any such proposal also must comply with Rule 14a-8 under the Exchange Act and any other applicable rules established by the SEC.

In addition, nominations by stockholders of candidates for director or proposals of other business by stockholders not intended to be included in our proxy materials must be submitted in accordance with our bylaws (the “Bylaws”). Our Bylaws currently provide that, in order for a stockholder nomination or proposal to be considered at the 2013 Annual Meeting, it must be received by us not earlier than August 19, 2013 and not later than the close of business on September 18, 2013. Any such proposal must also comply with the other requirements set forth in the Bylaws.

Proposals should be directed to the attention of the Company's Secretary, Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

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
10.1
Letter Agreement, dated May 7, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, and incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: August 14, 2013	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)