Form 10-Q
period 2013-09-30
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2013-11-07
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the Registrant had 168,575,584 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Form 10-Q
Quarter Ended September 30, 2013

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Real estate
Land	$337,295	$327,946
Buildings and improvements	1,820,732	1,849,483
	2,158,027	2,177,429
Less accumulated depreciation	(173,757)	(123,360)
Net operating real estate	1,984,270	2,054,069
Construction in progress, including land ($188.6 million and $46.1 million related to VIEs as of September 30, 2013 and December 31, 2012, respectively)	408,446	151,605
Total real estate, net	2,392,716	2,205,674

Investment in unconsolidated real estate joint venture	14,526	3,030
Cash and cash equivalents	148,865	450,644
Intangibles, net	26,813	19,063
Other assets, net	87,712	66,282
Total assets	$2,670,632	$2,744,693

Liabilities and equity

Liabilities
Mortgages and notes payable ($3.7 million related to VIEs as of September 30, 2013)	$943,554	$979,558
Credit facility payable	10,000	10,000
Construction costs payable ($19.0 million and $1.3 million related to VIEs as of September 30, 2013 and December 31, 2012, respectively)	29,338	9,751
Accounts payable and other liabilities	32,302	22,461
Deferred revenues, primarily lease revenues, net	16,705	17,497
Distributions payable	4,911	4,980
Tenant security deposits	4,053	4,059
Total liabilities	1,040,863	1,048,306

Commitments and contingencies

Redeemable noncontrolling interests ($10.1 million and $3.9 million related to VIEs as of September 30, 2013 and December 31, 2012, respectively)	19,539	8,585

Equity
Preferred stock, $0.0001 par value per share; 124,999,000 shares authorized:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of September 30, 2013, none outstanding as of December 31, 2012	—	—
Non-participating, non-voting convertible stock, $0.0001 par value per share; 1,000 shares authorized, none and 1,000 shared issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 168,308,595 and 167,542,108 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	1,509,256	1,523,646
Cumulative distributions and net income (loss)	(214,572)	(201,211)
Total equity attributable to common stockholders	1,294,701	1,322,452
Non-redeemable noncontrolling interests	315,529	365,350
Total equity	1,610,230	1,687,802
Total liabilities and equity	$2,670,632	$2,744,693

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenues	$48,412	$44,449	$140,878	$126,375

Expenses
Property operating expenses	13,349	12,245	37,821	34,129
Real estate taxes	6,231	5,703	18,177	16,375
Asset management fees	1,850	1,716	5,521	4,887
General and administrative expenses	3,652	3,500	7,870	8,330
Acquisition expenses	3,688	—	3,688	2,518
Transition expenses	8,157	—	8,605	—
Investment and development expenses	265	—	265	—
Interest expense	5,875	7,839	18,597	23,712
Depreciation and amortization	22,050	21,214	63,259	78,545
Total expenses	65,117	52,217	163,803	168,496

Interest income	2,271	1,849	6,402	5,924
Gain on revaluation of equity on a business combination	—	1,723	—	1,723
Loss on early extinguishment of debt	—	(176)	—	(502)
Equity in income (loss) of investments in unconsolidated real estate joint ventures	449	(144)	810	(1,310)
Other income (expense)	(129)	(517)	177	(910)
Loss from continuing operations	(14,114)	(5,033)	(15,536)	(37,196)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	129	(220)	(700)	(2,558)
Gain on sale of real estate	12,722	—	50,941	13,312

Net income (loss)	(1,263)	(5,253)	34,705	(26,442)

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	—	—	1,825
Non-redeemable noncontrolling interests in continuing operations	792	1,146	2,983	12,280
Non-redeemable noncontrolling interests in discontinued operations	11	186	(6,905)	1,591
Net income (loss) available to the Company	(460)	(3,921)	30,783	(10,746)
Dividends to preferred stockholders	(1)	—	(1)	—
Net income (loss) attributable to common stockholders	$(461)	$(3,921)	$30,782	$(10,746)

Weighted average number of common shares outstanding	168,881	166,417	168,620	165,816

Basic and diluted income (loss) per common share:
Continuing operations	$(0.08)	$(0.02)	$(0.07)	$(0.13)
Discontinued operations	0.08	—	0.26	0.07
Basic and diluted income per common share	$—	$(0.02)	$0.19	$(0.06)

Amounts attributable to common stockholders:
Continuing operations	$(13,323)	$(3,887)	$(12,554)	$(23,091)
Discontinued operations	12,862	(34)	43,336	12,345
Net income (loss) attributable to common stockholders	$(461)	$(3,921)	$30,782	$(10,746)

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

									Cumulative Distributions and Net
	Preferred Stock		Convertible Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2012	—	$—	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008
Net loss	—	—	—	—	—	—	—	(13,871)	(10,746)	(24,617)
Redemptions of common stock	—	—	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of controlling interest	—	—	—	—	—	—	—	1,018	—	1,018
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(3,746)	(9,757)	—	(13,503)
Sale of noncontrolling interest	—	—	—	—	—	—	1,178	(1,178)	—	—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	—	—	7,783	—	7,783
Distributions:	0	0
Declared on common stock - regular	—	—	—	—	—	—	—	—	(53,882)	(53,882)
Declared on common stock - special	—	—	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	—	—	(23,432)	—	(23,432)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	3,360	—	31,894	—	—	31,894
Balance at September 30, 2012	—	$—	1	$—	166,713	$17	$1,515,814	$373,634	$(184,687)	$1,704,778

Balance at January 1, 2013	—	$—	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	—	—	3,922	30,783	34,705
Redemptions of common stock	—	—	—	—	(1,685)	—	(15,936)	—	—	(15,936)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(23,210)	(12,761)	—	(35,971)
Sale of a noncontrolling interest	—	—	—	—	—	—	1,459	4,437	—	5,896
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	—	—	(93)	—	(93)
Distributions:	0	0
Declared on common stock - regular	—	—	—	—	—	—	—	—	(44,144)	(44,144)
Noncontrolling interests	—	—	—	—	—	—	—	(45,326)	—	(45,326)
Issuance of preferred stock	10	—	—	—	—	—	—	—	—	—
Cancellation of convertible stock	—	—	(1)	—	—	—	—	—	—	—
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	2,452	—	23,297	—	—	23,297
Balance at September 30, 2013	10	$—	—	$—	168,309	$17	$1,509,256	$315,529	$(214,572)	$1,610,230

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$34,705	$(26,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on revaluation of equity on a business combination	—	(1,723)
Gain on sale of real estate	(50,941)	(13,312)
Loss on early extinguishment of debt	—	502
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(810)	1,310
Distributions received from investment in unconsolidated real estate joint venture	460	110
Depreciation	63,763	62,228
Amortization of deferred financing costs and debt premium/discount	(1,861)	(918)
Amortization of intangibles	1,332	22,495
Amortization of deferred revenues, primarily lease revenues, net	(1,127)	(1,056)
Other, net	591	673
Changes in operating assets and liabilities:
Accounts payable and other liabilities	10,745	3,161
Other assets	283	(2,055)
Cash provided by operating activities	57,140	44,973

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, net of cash acquired of $0.8 million for the nine months ended September 30, 2012	(108,014)	(67,583)
Additions to existing real estate	(5,674)	(5,722)
Construction in progress, including land	(259,533)	(69,664)
Proceeds from sale of real estate, net	205,498	23,902
Investments in unconsolidated real estate joint ventures	(4,810)	(1,154)
Acquisition of a controlling interest, net of cash acquired of $0.6 million for the nine months ended September 30, 2013	(8,643)	—
Acquisitions of noncontrolling interests	(48,483)	(18,122)
Sale of noncontrolling interest	7,272	—
Investment in short-term investments	—	(25,000)
Advances on notes receivable	(29,107)	(16,422)
Collection on note receivable	7,900	4,160
Escrow deposits	(2,212)	(5,550)
Other, net	(377)	(626)
Cash used in investing activities	(246,183)	(181,781)

Cash flows from financing activities
Mortgage proceeds	41,379	196,453
Mortgage principal payments	(74,203)	(164,773)
Contributions from noncontrolling interests	7,126	9,455
Distributions paid on common stock - regular	(20,963)	(25,606)
Distributions paid on common stock - special	—	(9,969)
Distributions paid to noncontrolling interests	(45,277)	(23,380)
Redemptions of common stock	(15,936)	(15,522)
Other, net	(4,862)	(2,788)
Cash used in financing activities	(112,736)	(36,130)

Net change in cash and cash equivalents	(301,779)	(172,938)
Cash and cash equivalents at beginning of period	450,644	655,495
Cash and cash equivalents at end of period	$148,865	$482,557

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

From our inception to July 31, 2013, we had no employees, were externally managed by Behringer Harvard Multifamily Advisors I, LLC (the “Advisor”) and were supported by related party service agreements with the Advisor and its affiliates. Through July 31, 2013, we exclusively relied on the Advisor and its affiliates to provide certain services and personnel for management and day-to-day operations, including advisory services performed by the Advisor and property management services provided by Behringer Harvard Multifamily Management Services, LLC and its affiliates (“BHM Management” or the “Property Manager”).

Effective July 31, 2013, we entered into a series of agreements with the Advisor and its affiliates in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of the Advisor and its affiliates. In addition to their management responsibilities, these five executives will lead the Company in completing its transition to self-management. See further discussion at Note 13, “Transition to Self-Management.”

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

We have equity and debt investments in 56 multifamily communities as of September 30, 2013, of which 33 are stabilized operating properties, three are in lease up and 20 are in various stages of pre-development and construction. Of the 56 multifamily communities, we wholly own nine multifamily communities and four debt investments for a total of 13 wholly owned investments.  The remaining 43 investments are held through Co-Investment Ventures, all of which are consolidated but one, which is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of September 30, 2013, we are the general partner and/or managing member for each of the separate Co-Investment Ventures, and our Co-Investment Venture partners include Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”), Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates (“PGGM” or the “PGGM Co-Investment Partner”), and other real estate developers/owners. When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs”.

Prior to July 31, 2013, we had multiple Co-Investment Ventures with Behringer Harvard Master Partnership I LP (the “BHMP Co-Investment Partner”). PGGM held a 99% limited partner interest in the BHMP Co-Investment Partner and an affiliate of the Advisor held the 1% general partner interest. On July 31, 2013, we acquired the 1% general partner interest in the BHMP Co-Investment Partner (the “BHMP GP Interest”) from the affiliate of the Advisor for $23.1 million (effectively increasing our ownership interest in each applicable Co-Investment Venture) and consolidated the BHMP Co-Investment

Partner. Our acquisition of the BHMP GP Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  This transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures because PGGM owns a 99% interest in the BHMP Co-Investment Partner. PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” See more discussion of the acquisition of the BHMP GP Interest at Note 3, “Business Combinations” and Note 13, “Transition to Self-Management.”

The table below presents a summary of the number of multifamily investments we have through Co-Investment Ventures, listed by co-investment partner, and our effective ownership ranges based on our share of contributed capital directly or indirectly in the multifamily investment.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	September 30, 2013			December 31, 2012
	Number of investments through			Number of investments through
Co-Investment Partner	Co-Investment Ventures		Effective Ownership	Co-Investment Ventures		Effective Ownership
PGGM Co-Investment Partner (a)	14	(b)	51% to 74%	16	(b)	51% to 74%
MW Co-Investment Partner	14		55%	15		55%
Developers/owners	15		80% to 100% (c)	8		80% to 100% (c)
Total	43			39

(a)                               As discussed above, the BHMP Co-Investment Partner was our partner in these Co-Investment ventures as of December 31, 2012.

(b)	Includes one unconsolidated investment.

(c)                                All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in eight and three of the investments through Co-Investment Ventures with developers/owners as of September 30, 2013 and December 31, 2012, respectively.

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2013, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which from March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  For the nine months ended September 30, 2013 and 2012, the DRIP offering price averaged $9.50 and $9.49, respectively. As of September 30, 2013, we have sold approximately 15.2 million shares under our DRIP for gross proceeds of approximately $144.4 million.  There are approximately 84.8 million shares remaining to be sold under the DRIP.

Per the terms of our DRIP, we currently expect to offer shares under the DRIP for approximately the next four years, which would be the sixth anniversary of the termination of our Initial Public Offering although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days’ prior to the effective date of the amendment or supplement.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2013 and consolidated statements of operations, equity and cash flows for the periods ended September 30, 2013 and 2012 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2013 and December 31, 2012 and our consolidated results of operations and cash flows for the periods ended September 30, 2013 and 2012. Such adjustments are of a normal recurring nature.

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

The fair value of any tangible real estate assets acquired is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal. We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. The in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.

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

We determine the value of other contractual rights based on our evaluation of the specific characteristics of the underlying contracts and by applying a fair value model to the projected cash flows or usage rights that considers the timing and risks associated with the cash flows or usage. We amortize the value of finite contractual rights over the remaining contract period. Indefinite-lived contractual rights are not amortized but are evaluated for impairment.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to September 30, 2013.

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

For the three months ended September 30, 2013 and 2012, we capitalized interest of $2.8 million and $0.7 million, respectively. For the nine months ended September 30, 2013 and 2012, we capitalized interest of $6.7 million and $1.6 million, respectively.

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

Investment in Unconsolidated Real Estate Joint Venture

We and our Co-Investment Ventures account for investments in unconsolidated real estate joint ventures using the equity method of accounting because we exercise significant influence over, but do not control, these entities.  These investments are initially recorded at cost, including any acquisition costs, and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our economic interests in the entities.

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

We did not record any impairment losses for the three and nine months ended September 30, 2013 or 2012.

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

As of September 30, 2013 and December 31, 2012, cash and cash equivalents include $15.2 million and $19.0 million, respectively, held by individual Co-Investment Ventures that are available only for use in the business of the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures are not restricted to specific uses within those entities, however, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Transactions involving a partial sale or acquisition of a controlling interest that does not result in a change of control are recorded at carrying value with no recognition of gain or loss.  Any differences between the cash received or paid and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital.  Transactions involving a partial sale or acquisition of a controlling interest resulting in a change in control are recorded at fair value with recognition of a gain or loss.

Other Assets

Other assets primarily include deferred financing costs, notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the nine months ended September 30, 2013 and 2012, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, information technology and facilities) and payments to the Advisor and its affiliates (collectively “Behringer Harvard”) in connection with the transition to self-management discussed further in Note 13, “Transition to Self-Management.”

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

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2013 or December 31, 2012.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2013 and December 31, 2012, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Income (Loss) per Share

Basic earnings per share is calculated by dividing net earnings available to the Company less dividends to preferred stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of income from continuing operations it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock or stock-based incentive plans.  During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of September 30, 2013, no options have been issued.  For the three and nine months ended September 30, 2013 and 2012, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

For all years presented, the preferred stock and the convertible stock, with respect to periods each were outstanding, were excluded from the calculation of earnings per share because the effect would not be dilutive. However, based on changing market conditions, the outstanding preferred stock could be dilutive in future periods.

Reportable Segments

Our current business primarily consists of investing in and operating multifamily communities. Substantially all of our consolidated net income (loss) is from investments in real estate properties that we wholly own or own through Co-Investment Ventures, the latter of which may be accounted for under the equity method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; earning recognition of note receivable interest income, noncontrolling interests and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; and recognition and timing of transition expenses.  Actual results could differ from those estimates.

Reclassifications

Certain financial information on the Consolidated Balance Sheet as of December 31, 2012 has been revised to conform to the current year presentation. As of December 31, 2012, construction costs payable of $9.8 million previously included in the line item accounts payable and other liabilities is now being disclosed separately on the Consolidated Balance Sheet.

3.                                      Business Combinations

Acquisitions of Real Estate and Other Related Party Interests

On July 31, 2013, we acquired the BHMP GP Interest in a related party transaction with an affiliate of the Advisor for $23.1 million in cash, excluding closing costs, of which $9.3 million related to an acquisition of the general partner’s asset management and related fee revenue services and contracts and has been accounted for as a business combination. The remaining $13.8 million was accounted for as an acquisition of a noncontrolling interest in the PGGM CO-JVs. See Note 11, “Noncontrolling Interests” for additional discussion.

In July 2013, we acquired a 202 unit multifamily community, located in San Francisco, California, from an unaffiliated seller, for an aggregate gross purchase price of $108.7 million, excluding closing costs.

In April 2012, we acquired Pembroke Woods, a 240 unit multifamily community located in Pembroke, Massachusetts, from an unaffiliated seller, for an aggregate gross purchase price of $42.3 million, excluding closing costs.

In February 2012, we settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve, a 149 unit multifamily community located in Dallas, Texas.  In the settlement, we agreed to acquire the Grand Reserve multifamily community by repaying the outstanding $26.2 million construction loan, assuming the other existing standard operating liabilities and receiving $0.4 million in net cash and all other standard operating assets and liabilities.  In connection with the closing, we contributed the full amount of the cash acquisition consideration in exchange for an additional 32.5% interest, increasing our stated, controlling ownership to 87.5%.  Prior to this transaction, we had note receivables in the Grand Reserve Property Entity with a carrying value of $5.9 million.  In conjunction with this transaction, the note receivables were canceled.

Consolidation of Previously Unconsolidated Multifamily Community

Effective July 31, 2012, we converted a note receivable due from the Veritas Property Entity, with a carrying value of $20.2 million, into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity. As a result of these transactions, we now account for our investment in the Veritas Property Entity on the consolidated basis of accounting. We also recorded a gain on revaluation of equity of approximately $1.7 million.

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the nine months ended September 30, 2013 and 2012.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

	Business Combination of	Business Combination of
	2013 Acquisitions as of	2012 Acquisitions as of
	September 30, 2013	September 30, 2012
Land	$20.2	$19.5
Buildings and improvements	88.5	113.7
Cash	0.6	1.5
Intangibles (a)	9.2	2.9
Investment in unconsolidated real estate joint venture	6.4	—
Other assets	0.1	0.3
Mortgage loans payable	—	(37.1)
Accrued liabilities	(0.9)	(1.3)
Noncontrolling interest	(6.8)	(1.0)
Other consideration (b)	—	(5.9)
Net assets	117.3	92.6
Other consolidation/elimination adjustments:
Investment in unconsolidated real estate joint venture	—	(22.4)
Gain on revaluation of equity for a business combination	—	(1.7)
Cash consideration	$117.3	$68.5

(a)
The intangibles for the 2013 acquisitions are $9.2 million of other contractual intangibles, primarily asset management and related fee revenue services and contracts. The intangibles for the 2012 acquisitions are in-place lease intangibles.

(b)	Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve in 2012.

The amounts recognized for revenues and net loss attributable to common stockholders from the business combination dates to September 30, 2013 and 2012 are as follows (in millions):

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Revenues	$0.6	$4.7
Acquisition expenses	$3.3	$2.5
Depreciation and amortization	$1.3	$3.5
Gain on revaluation of equity on a business combination	$—	$1.7
Net loss attributable to common stockholders	$(2.2)	$(2.4)

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2012.  The information excludes activity that is non-recurring and not representative of our future activity, primarily transition expenses of $8.2 million and $8.6 million for the three and nine months ended September 30, 2013, acquisition expenses of $3.7 million for the three and nine months ended September 30, 2013, acquisition expenses of $2.5 million for the nine months ended September 30, 2012, respectively, and gain on revaluation of equity on a business combination of $1.7 million for the three and nine months ended September 30, 2012.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2012, nor does it purport to represent our future operations (amounts in millions, except per share):

	Pro Forma		Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$48.4	$44.9	$140.9	$128.4
Depreciation and amortization	$22.7	$24.4	$65.8	$84.4
Loss from continuing operations	$(2.4)	$(7.9)	$(6.1)	$(39.6)
Loss from continuing operations per share	$(0.01)	$(0.05)	$(0.04)	$(0.24)

We are in the process of finalizing our acquisition allocations for our 2013 acquisition, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2013 and December 31, 2012, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	September 30, 2013			December 31, 2012
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,820.7	$41.9	$25.5	$1,849.5	$43.6	$16.4
Less: accumulated depreciation and amortization	(173.8)	(39.0)	(1.6)	(123.4)	(40.1)	(0.8)
Net	$1,646.9	$2.9	$23.9	$1,726.1	$3.5	$15.6

Depreciation expense for the three months ended September 30, 2013 and 2012 was approximately $20.1 million and $18.9 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was approximately $60.8 million and $56.6 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  As discussed in Note 3, “Business Combinations,” we acquired intangibles of $9.2 million other contractual intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the BHMP GP Interest on July 31, 2013. Also included in other contractual intangibles as of September 30, 2013 and December 31, 2012 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended September 30, 2013 and 2012 was approximately $0.8 million and $0.7 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the nine months ended September 30, 2013 and 2012 was approximately $1.3 million and $20.4 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
October through December 2013	$1.1
2014	$4.2
2015	$2.8
2016	$1.4
2017	$1.4

Sales of Real Estate and Discontinued Operations

The following table presents our sales of real estate for the nine months ended September 30, 2013 and 2012 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
For the Nine Months Ended September 30, 2013
September 2013	Grand Reserve Orange	$35.3	$34.3	$12.7
June 2013	Halstead	43.5	42.4	12.0
May 2013	Cyan/PDX (“Cyan”)	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	37.3	33.3	7.0
	Total	$211.9	$205.5	$50.9

For the Nine Months Ended September 30, 2012
March 2012	Mariposa Lofts Apartments (“Mariposa”)	$40.0	$23.9	$13.3

The table below includes the results of operations and gains on sale of real estate for the multifamily communities that have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$0.8	$4.2	$8.0	$13.4

Expenses
Property operating expenses	0.3	1.3	2.6	4.1
Real estate taxes	0.1	0.5	1.0	1.7
Interest expense	—	0.7	1.0	2.4
Depreciation and amortization	0.3	1.9	3.3	7.8
Total expenses	0.7	4.4	7.9	16.0

Loss on early extinguishment of debt	—	—	(0.8)	—

Income (loss) from discontinued operations	0.1	(0.2)	(0.7)	(2.6)
Income (loss) attributable to noncontrolling interests	—	0.2	(6.9)	1.6
Income (loss) from discontinued operations attributable to common stockholders	$0.1	$—	$(7.6)	$(1.0)

Gain on sale of real estate	$12.7	$—	$50.9	$13.3

5.                                      Investment in Unconsolidated Real Estate Joint Venture

Unconsolidated Real Estate Joint Venture Structure

As of September 30, 2013 and December 31, 2012, we have a $14.5 million and $3.0 million, respectively, investment in an unconsolidated joint venture with PGGM.  Our effective ownership in the Custer CO-JV is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer CO-JV is a $14.1 million mezzanine loan secured by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of September 30, 2013 has been fully funded, has an interest rate of 14.5% and matures in 2015.

Prior to July 31, 2012, we had one investment on the equity method of accounting, the Veritas Property Entity.  Effective July 31, 2012, we converted a notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity.  As a result of these transactions, effective as of July 31, 2012, we account for our investment in the Veritas Property Entity on the consolidated basis of accounting, and recorded a gain on revaluation of equity of approximately $1.7 million in July 2012.

6.                                      Variable Interest Entities

As of September 30, 2013 and December 31, 2012, we have concluded that we are the primary beneficiary of eight and three VIEs, respectively.  All of these VIEs are Co-Investment Ventures with separate unaffiliated multifamily developers to develop multifamily communities with a total combined 2,300 units, in Austin, Dallas and Houston, Texas, Denver, Colorado, Costa Mesa, California, and Cambridge and Wakefield, Massachusetts.  We entered into these Co-Investment Ventures in 2012 and 2013.  At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 and 2013, all of which were related to capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital is 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Three VIEs, which are developing multifamily communities, have closed combined construction financing of $79.4 million during 2013 which will be drawn on during the construction of the developments. As of September 30, 2013, $3.7 million has been drawn under one of the construction loans. The lender has no recourse other than a guaranty provided by the Company for the performance of all terms in the loan agreement with respect to the construction of the project (a completion guaranty). The construction loan is secured by a first mortgage in the development. See Note 9, “Mortgages and Notes Payable” for further information on the debt.  The total assets of the VIEs are $191.2 million and $47.0 million as of September 30, 2013 and December 31, 2012, respectively, $188.6 million and $46.1 million of which is reflected in construction in progress.  Thus far, the Co-Investment Ventures have been capitalized with only cash contributions.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	September 30, 2013	December 31, 2012
Notes receivable, net (a)	$52.4	$36.0
Escrows and restricted cash	12.1	10.3
Deferred financing costs, net	9.9	8.5
Resident, tenant and other receivables	5.1	6.2
Prepaid assets, deposits and other assets	7.9	5.0
Interest rate caps	0.3	0.3
Total other assets	$87.7	$66.3

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of September 30, 2013, the weighted average interest rate is 14.5% and the remaining years to scheduled maturity is 2.0 years.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  The following table provides a summary of our interest rate caps as of September 30, 2013 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.3

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of September 30, 2013 are as follows (in millions):

Future Minimum
Year	Lease Payments
October through December 2013	$1.0
2014	3.8
2015	3.7
2016	3.6
2017	3.6
Thereafter	32.2
Total	$47.9

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of September 30, 2013 and December 31, 2012 (amounts in millions and monthly LIBOR at September 30, 2013 is 0.18%):

			As of September 30, 2013
	September 30,	December 31,	Wtd. Average
	2013	2012	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$30.3	$30.3	3.86%	2018
Variable rate mortgage payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
Variable rate construction loans payable (b)	3.7	—	Monthly LIBOR + 2.25%	2016 to 2017
Fixed rate construction loan payable (c)	—	—	4.31%	2023
Total Company Level	58.0	54.3
Co-Investment Venture Level - Consolidated (d)
Fixed rate mortgages payable	853.3	902.2	3.68%	2015 to 2020
Variable rate mortgage payable	12.3	12.5	Monthly LIBOR + 2.35%	2017
Fixed rate construction loan payable (e)	12.6	—	4.0%	2018
	878.2	914.7
Plus: unamortized adjustments from business combinations	7.4	10.6
Total Co-Investment Venture Level - Consolidated	885.6	925.3
Total consolidated mortgages and notes payable	$943.6	$979.6

(a)	Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.

(b)	Includes two loans with total commitments of $48.1 million. As of September 30, 2013, no draws have been made under either loan. These loans include one to two year extension options.

(c)    Includes one loan with a total commitment of $31.3 million.

(d)    Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(e)	Includes one loan with a total commitment of $53.5 million.

As of September 30, 2013, $1.6 billion of the net consolidated carrying value of real estate collateralized the mortgages payable.  We believe we are in compliance with all financial covenants as of September 30, 2013.

As of September 30, 2013, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
October through December 2013	$—	$1.1	$1.1
2014	24.0	5.6	29.6
2015	0.2	83.6	83.8
2016	4.3	135.8	140.1
2017	0.6	219.9	220.5
Thereafter	28.9	432.2	461.1
Total	$58.0	$878.2	936.2
Add: unamortized adjustments from business combinations			7.4
Total mortgages and notes payable			$943.6

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2013, the applicable margin was 2.08% and the base rate was 0.18% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of September 30, 2013, $172.3 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2013, available but undrawn amounts under the credit facility are approximately $138.1 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, non-redeemable noncontrolling interests consisted of the following, including the direct and non-direct noncontrolling interests (“NCI”) ownership ranges where applicable (in millions):

	September 30, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner (b)	$149.5	26% to 45%	$166.2	26% to 45%
MW Co-Investment Partner	161.1	45%	192.6	45%
Other Co-Investment Venture partners	3.5	0% to 10%	5.1	0% to 20%
Subsidiary preferred units	1.4	N/A	1.5	N/A
Total non-redeemable NCI	$315.5		$365.4

(a)        Effective noncontrolling percentage is based upon the noncontrolling interest’s share of contributed capital. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)	As discussed in Note 1, “Organization and Business”, the BHMP Co-Investment Partner was our partner in these Co-Investment Ventures as of December 31, 2012.

Each PGGM CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment(s) and obtaining legally separated debt and equity financing.  Each PGGM CO-JV and MW CO-JV is managed by us or a subsidiary of ours, where we have substantial operational control rights.  PGGM CO-JV and MW CO-JV capital contributions and distributions are generally made pro rata in accordance with these ownership interests. Neither of these Co-Investment Venture partners have any rights to put or redeem their ownership interests.  In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale.

Other noncontrolling interests are held by national and regional multifamily developers/owners, where we are the managing partner or member with substantial operational control rights.  Cash flow is generally first distributed to us until certain preferred returns are collected and in some cases until we receive certain or all of our investment.  Excess distributions may then be distributed to these other noncontrolling interests in excess of their share of contributed capital.  These other noncontrolling interests generally have no obligation to make additional capital contributions. For certain of the other noncontrolling interests, the PGGM Co-Investment Partner also participates in the distributions.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The preferred units pay an annual distribution of 12.5% on their face value of $500 and are senior in priority to all other members’ equity.  The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit, plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which declines in value between $0- and $25 per unit each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the nine months ended September 30, 2013, we paid distributions to noncontrolling interests of $45.3 million of which $19.0 million was related to operating activity.  For the nine months ended September 30, 2012, we paid distributions to noncontrolling interests of $23.4 million, of which $14.1 million was related to operating activity.

In May 2013, we acquired all of the noncontrolling interest in the Cyan CO-JV for cash of $27.9 million. In addition, on July 31, 2013, we acquired the 1% general partnership interest in the BHMP Co-Investment Partner in a related party transaction with an affiliate of the Advisor for $23.1 million in cash, excluding closing costs, of which $13.8 million related to the partial acquisition of an approximate 1% noncontrolling interest in the BHMP Co-Investment Partner. The remaining $9.3 million was accounted for as a business combination. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid in capital of $23.2 million was recorded. The remaining portion was accounted for as a business combination. (See Note 3, “Business Combinations” for additional discussion of the BHMP Co-Investment Partner acquisition and Note 4, “Real Estate Investments” for a discussion of the subsequent sale of the Cyan multifamily community.)

Also during 2013, we partially sold a noncontrolling interest in the Cameron CO-JV to PGGM for $7.3 million in cash. No gain or loss was recognized in recording these transactions, but a net increase to additional paid-in capital of $1.5 million was recorded.

During 2012, we separately contributed a total of $25.3 million, net to the Grand Reserve CO-JV and The Cameron CO-JV increasing our controlling indirect financial interests in each entity. No gain or loss was recognized in recording the contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded. Additionally, effective July 31, 2012, we converted a notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity, increasing our controlling financial interests in the Veritas Property Entity. A gain on revaluation of equity on a business combination of $1.7 million was recorded in connection with this transaction.

Redeemable Noncontrolling Interests

As of September 30, 2013 and December 31, 2012, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	September 30, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Other Co-Investment Venture partners (b)	$19.5	0% to 20%	$8.6	0% to 20%

(a) Effective noncontrolling interest percentage is based upon the noncontrolling interest’s share of contributed capital.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. For Co-Investment Ventures where the developer’s equity has been returned, the effective NCI % is shown as zero.

(b)	Includes Co-Investment Venture partners other than the MW Co-Investment Partner and the PGGM Co-Investment Partner.

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

In June 2012, we acquired all of the redeemable, noncontrolling interest related to the Bailey’s Crossing Property Entity for $3.0 million in cash. In connection with this acquisition, the BHMP Co-Investment Partner contributed $1.4 million. No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded.

12.                               Stockholders’ Equity

Capitalization

As of September 30, 2013 and December 31, 2012, we had 168.3 million and 167.5 million shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by an affiliate of the Advisor issued for cash of approximately $0.2 million.

 We are authorized to issue 124,999,000 shares of preferred stock which may be issued in a variety of series with different attributes.

As of December 31, 2012, we had 1,000 shares of convertible stock owned by Behringer Harvard, issued for cash of $1,000.  In connection with our transition to self-management, Behringer Harvard surrendered all the 1,000 shares of convertible stock on July 31, 2013, which we immediately canceled.

Also in connection with our transition to self-management, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer Harvard. The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the value per share of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was accrued during March 2012 and paid in cash on July 11, 2012. As of September 30, 2013, no other special distributions have been paid or authorized.

Distributions, including those paid by issuing shares under the DRIP and the Mariposa Distribution for the three and nine months ended September 30, 2013 and 2012 were as follows (amounts in millions):

	For the Nine Months Ended September 30,
	2013		2012
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
Third Quarter Distributions
Regular distributions	$14.9	$14.9	$14.7	$14.6
Special cash distribution	—	—	—	10.0
Total	$14.9	$14.9	$14.7	$24.6

Second Quarter Distributions
Regular distributions	$14.7	$14.9	$14.4	$18.1
Special cash distribution	—	—	0.1	—
Total	$14.7	$14.9	$14.5	$18.1

First Quarter Distributions
Regular distributions	$14.5	$14.5	$24.8	$24.8
Special cash distribution	—	—	9.9	—
Total	$14.5	$14.5	$34.7	$24.8

Total through September 30
Regular distributions	$44.1	$44.3	$53.9	$57.5
Special cash distribution	—	—	10.0	10.0
Total	$44.1	$44.3	$63.9	$67.5

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

We calculate annualized rates as if the shares were outstanding for a full year based on a $10 per share purchase price.

The daily distribution amount from January 1, 2012 through the end of the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  Our board of directors has authorized the 3.5% annualized distribution rate through December 31, 2013.

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

In July 2013, we redeemed approximately 904,393 common shares at an average price of $9.88 per share for $8.9 million. In September 2013, we redeemed approximately 780,569 common shares at an average price of $8.97 per share for $7.0 million. We fulfilled all Exceptional Redemptions requests properly submitted in accordance with the terms of the SRP. As of September 30, 2013, there were unfulfilled Ordinary Redemption requests of approximately 2.6 million common shares, for approximately $21.9 million.

13.                               Transition to Self-Management

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer Harvard, beginning the process of becoming self-managed, including a master modification agreement, an amended and restated advisory management agreement, an amended and restated property management agreement, an amended and restated license agreement, a transition services agreement, and a registration rights agreement, and setting forth various terms of and conditions to the modification of the business relationships between us and Behringer Harvard. We collectively refer to these agreements as the “Self-Management Transition Agreements.” With the entry into these transactions and the progression to self-management, over time, the Company expects to incur higher direct costs related to compensation and other administration and less reliance and cost related to related party management agreements.

At the Initial Closing, Behringer Harvard waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer Harvard. As noted in Note 1, “Organization and Business,” these five executives became our employees on August 1, 2013. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

As discussed in Note 12, “Stockholders’ Equity,” we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer Harvard at the Initial Closing. As part of the consideration for issuing the Series A Preferred Stock, Behringer Harvard surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

As discussed in Note 3, “Business Combinations”, at the Initial Closing, we acquired from Behringer Harvard the BHMP GP Interest in the BHMP Co-Investment Partner. The purchase price for the BHMP GP Interest was $23.1 million. This acquisition entitles us to a 1% ownership interest and a promoted interest in the cash flows of the BHMP Co-Investment Partner and the advisory and incentive fees specified in the BHMP Co-Investment Partner agreements that Behringer Harvard would have otherwise been entitled to receive.

At the Initial Closing, we also paid Behringer Harvard $2.5 million as reimbursement for its costs and expenses related to the negotiation of the Self-Management Transition Agreements. These expenses are in addition to the expenses that we have incurred on our own behalf for legal and financial advisors in connection with this transaction, which were approximately $1.2 million.

Commencing at the Initial Closing and lasting through the six month anniversary of the Self-Management Closing, Behringer Harvard will be entitled to additional fees with respect to any new investment arrangements between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer Harvard will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. We will not be obligated to pay any fees with respect to a New Platform unless and until the Self-Management Closing occurs.

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

Upon the Self-Management Closing, the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will also become our employees, completing a major step in the self-management transition. From now through the Self-Management Closing, Behringer Harvard will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer Harvard under the prior agreements, which are described in Note 16, “Related Party Arrangements.” Regarding asset management fees and property management expense reimbursements, we will receive a monthly reduction of approximately $150,000 and $50,000, respectively, from the amount that otherwise would have been payable, through June 30, 2014.

At the Self-Management Closing, we will pay Behringer Harvard $3.5 million for certain intangible assets, rights and contracts. Behringer Harvard will also transfer to us certain furnishings, fixtures and equipment.

From the Initial Closing and through and following the Self-Management Closing, certain fees generally similar to fees under the amended and restated advisory management agreement as described in Note 16, “Related Party Arrangements” will be due with respect to acquisitions, financing and asset management. Regarding acquisition and advisory fees, we will pay the Advisor a fee (1) at the current rate of 1.75% of the defined costs for acquisitions that were identified and agreed to as of the Initial Closing and (2) at a rate of 1.575% of the defined costs for other acquisitions generally through the Self-Management Closing, but which may also include acquisitions approved prior to the Self-Management Closing that have closed within six months following the Self-Management Closing. The non-accountable acquisition expense reimbursement of 0.25% was not changed. Regarding debt financing fees, debt financings projected and identified as of the Initial Closing will continue to incur fees at a rate of 1% and other debt financings will incur fees at a rate of 0.9%. In addition, we will reimburse the Advisor for certain additional joint venture financing expenses paid to third parties which were previously included in the debt financing fee. After the Self-Management Closing, the Advisor will provide the debt financing services through June 30, 2015.

Behringer Harvard will also provide shareholder services for an initial two year term, commencing on the Self-Management Closing at a cost to us based on the then monthly number of stockholder accounts. We estimate the monthly amount based on current stockholder accounts to be approximately $0.1 million. The monthly number of stockholder accounts is subject to adjustments based on future activity related to our DRIP and SRP. In addition, we will pay approximately $0.3 million over the term of the agreement with Behringer Harvard for a limited right to use certain office space. We may also contract with Behringer Harvard for additional services.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily staffing, information technology and facilities). The components of our transition expenses are as follows (in millions):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Special Committee and Company legal and financial advisors	$0.3	$0.7
General transition services:
Behringer Harvard	7.7	7.7
Other service providers	0.2	0.2
Total transition expenses	$8.2	$8.6

As of September 30, 2013, $6.9 million of the transition costs was an accrued liability to Behringer Harvard. We incurred no transition expenses in 2012.

14.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2013, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2013 and December 31, 2012, we have approximately $16.0 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of September 30, 2013, we have entered into construction and development contracts with $595.4 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

See Note 13, “Transition to Self-Management” for discussion of commitments of the Company regarding its transition to self-management which commenced on July 31, 2013.

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

In connection with our measurements of fair value related to many real estate assets, noncontrolling interests, financial instruments and contractual rights, there are generally not available observable market price inputs for substantially the same items.  Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of September 30, 2013 and December 31, 2012, we have $0.3 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Gain (Loss) for the Three Months Ended September 30,	Gain (Loss) for the Nine Months Ended September 30,
Assets
Interest rate caps	Other assets
As of September 30, 2013		$—	$0.3	$—	$0.3	$(0.2)	$—
As of December 31, 2012		$—	$0.3	$—	$0.3	$(0.3)	$(0.7)

Nonrecurring Basis — Fair Value Adjustments

For the three and nine months ended September 30, 2013, we had no fair value adjustments on a nonrecurring basis.

As discussed in Note 3, “Business Combinations,” in July 2012, we consolidated the Veritas Property Entity and recognized a gain of $1.7 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation. The investment in unconsolidated real estate joint venture was recorded at its fair value on July 31, 2012 based on the fair value of the investment’s underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of the mortgage loan payable was determined based on market pricing, primarily market interest rates and other market terms as of July 31, 2012. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates were from the perspective of market participants. The nonrecurring fair value measurement of the investment in unconsolidated real estate joint venture related to the consolidation of the Veritas Property Entity was considered a Level 3 input under the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 (in millions):

For the Three and Nine Months Ended September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investment in unconsolidated real estate joint venture:
Veritas Property Entity	$—	$—	$24.8	$24.8	$1.7

Financial Instruments Not Carried at Fair Value

Financial instruments held as of September 30, 2013 and December 31, 2012 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our credit facility payable and mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of September 30, 2013 and December 31, 2012 are as follows (in millions):

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$943.6	$917.2	$979.6	$991.8

16.                               Related Party Arrangements

From our inception to July 31, 2013, we had no employees, were externally managed by the Advisor and were supported by related party service agreements, as further described in the following paragraphs.  Through July 31, 2013, we exclusively relied on the Advisor and its affiliates to provide certain services and personnel for management and day-to-day operations, including advisory services performed by the Advisor and property management services provided by BHM Management and its affiliates.

Effective July 31, 2013, we entered into a series of agreements with the Advisor and its affiliates in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of the Advisor. In addition to their management responsibilities, these five executives will lead the Company in completing its transition to self-management. See further discussion of the transaction and amounts paid to Behringer Harvard in relation to the transition at Note 13, “Transition to Self-Management.”

Upon the Self-Management Closing, the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer Harvard exclusively for our benefit will also become our employees, completing a major step in the self-management transition. From now through the Self-Management Closing, Behringer Harvard will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer Harvard under the prior agreements as discussed further below. At the Self-Management Closing, the amended advisory and property management will effectively be terminated (with the property management agreement being assigned to us) and except as otherwise noted, our obligation to pay fees and reimbursement costs will cease.

The Advisor continues to provide us with day-to-day management services pursuant to our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated. Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement. The Advisory Management Agreement will currently expire on June 30. 2014, unless extended or renewed. Below we describe the principal terms of the Advisory Management Agreement.

Prior to July 31, 2013, the Advisor and its affiliates received acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement.  The Advisor and its affiliates also received a fee based on 1.75% of the funds advanced in respect of a loan or other investment. Effective August 1, 2013, the rate of 1.75% remains unchanged for acquisitions that were identified and agreed to as of the Initial Closing. For other acquisitions, the rate is reduced to 1.575% of the defined costs.

Additionally, the Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse our Advisor. In addition, acquisition expenses for which we reimburse our Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incur that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three and nine months ended September 30, 2013, the Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $9.7 million and $17.5 million, respectively, and we capitalized approximately $7.5 million and $15.7 million, respectively, of such fees to our development projects as construction in progress. For the three and nine months ended September 30, 2012, the Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $1.8 million and $5.6 million, respectively, and we capitalized approximately $1.8 million and $3.3 million, respectively, of such fees to our development projects as construction in progress.  As of September 30, 2013, $4.4 million of acquisition and advisory fees related to developments, including the acquisition expense reimbursement, were subject to final reconciliation to actual amounts as described above.

Prior to July 31, 2013, the Advisor received debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Subsequent to July 31, 2013, the Advisor will continue to receive debt financing fees at a rate of 1% on debt financings identified as of the Initial Closing and other debt financings will incur fees at a rate of 0.9%. The Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  For the three months ended September 30, 2013 and 2012, our Advisor has earned debt financing fees of approximately $0.5 million and $0.1 million, respectively.  For the nine months ended September 30, 2013 and 2012, our Advisor earned debt financing fees of approximately $1.1 million and $1.2 million, respectively.

The Advisor receives a monthly asset management fee for each real estate related asset held by us.  The monthly asset management fee is equal to 1/12th of 0.50% of the sum of the higher of the cost of investment or the value of the investment for each and every asset. Prior to July 1, 2013, the Advisor, although under no contractual obligation to do so, waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Beginning August 1, 2013, we receive a monthly reduction of $150,000 per month from the amount that otherwise would have been paid in asset management fees in recognition of the transfer of the executives to the Company and the associated reduction in the duties of the Advisor.

For the three months ended September 30, 2013 and 2012, our Advisor earned asset management fees of approximately $1.9 million and $1.6 million, respectively. For the nine months ended September 30, 2013 and 2012, our Advisor earned asset management fees of approximately $5.6 million and $4.7 million, respectively.

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

Property management fees are equal to 3.75% of gross revenues.  In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse certain costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties. Beginning August 1, 2013, we receive a monthly reduction of $50,000 per month in property management expense reimbursements.

For the three months ended September 30, 2013 and 2012, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $5.8 million and $5.4 million, respectively. For the nine months ended September 30, 2013 and 2012, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $17.5 million and $15.5 million, respectively.

As part of our reimbursement of administrative expenses, we reimburse the Advisor for any direct expenses and costs of salaries and benefits of persons employed by the Advisor performing advisory services for us, provided, however, we will not reimburse the Advisor for personnel and related costs incurred by the Advisor in performing services under the Advisory Management Agreement to the extent that the employees perform services for which the Advisor receives a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties. We also do not reimburse our Advisor for the salary or other compensation of our executive officers who are employed by our Advisor or its affiliates.

For the three months ended September 30, 2013 and 2012, the Advisor was reimbursed approximately $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor was reimbursed approximately $1.3 million and $1.6 million, respectively. As of September 30, 2013 and December 31, 2012, our payables to the Advisor and its affiliates were $8.0 million and $1.3 million, respectively. The payable at September 30, 2013 includes $6.9 million related to the transition to self-management.

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $6.7 million and $1.6 million in 2013 and 2012, respectively	$20.9	$25.2
Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets acquired	$—	$(38.1)
Liabilities assumed	$—	$37.3
Noncontrolling interests	$—	$1.0
Mortgage payable assumed by purchaser of asset held for sale	$—	$(15.8)
Charge to additional paid-in capital in connection with an acquisition of a noncontrolling interest in excess of cash consideration	$—	$2.6
Notes receivable canceled in connection with acquisition of real estate	$4.9	$5.9
Acquisition of a noncontrolling interest	$9.0	$—
Sale of a noncontrolling interest	$(1.1)	$—
Transfer of real estate from construction in progress to operating real estate	$(37.5)	$—
Stock issued pursuant to our DRIP	$20.6	$27.1
Distributions payable - regular	$4.9	$4.8
Construction costs and other related payables	$35.8	$8.3

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Distributions Paid

On October 1, 2013, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.5 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of September 2013.  On November 1, 2013, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of October 2013.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, and the factors described below:

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

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of September 30, 2013, all of our investments have been in multifamily communities located in the top 50 metropolitan statistical areas located in the United States (“MSA”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with institutional or other real estate investors which we define as “Co-Investment Ventures” or “CO-JVs.”

We have investments in 56 multifamily communities as of September 30, 2013.  Of the 56 multifamily communities, we wholly own nine multifamily communities and four debt investments, consisting of mezzanine and land loans, for a total of 13 wholly owned investments. The remaining 43 multifamily communities are held through Co-Investment Ventures, all reported as consolidated but one, which is reported on the equity method of accounting.  The one unconsolidated multifamily community holds a debt investment. We have funded these investments and intend to fund future investments with a combination of sources, including the remaining proceeds from the primary portion of our initial public offering (the “Initial Public Offering”), mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

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

Investments in multifamily communities have benefited from changing demographic and finance trends. These demographic trends include the echo-boomer generation coming of age and entering the rental market, growth in non-traditional households, and increased immigration, all groups that have high proportions of renters. Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last two years.  While rental rates may eventually reach affordability limits, we believe these trends will still be favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive.  However, changes in these factors could affect the stability and magnitude of these trends and can significantly affect our strategy, both favorably and unfavorably.

In addition, the supply of new multifamily communities has been a favorable factor.  From the onset of the recession in 2008 through the last year or so, completed multifamily units coming into the market were less than long term trends. In the past year, supply trends have changed, particularly related to permit activity and construction starts. Several local markets are now approaching or even exceeding historical averages.  Because the period required to develop new multifamily communities is 18 to 36 months, we still expect there will continue to be an overall favorable supply position for the next two to three years. In addition, for many of the MSAs where we have an investment presence, local economic growth supports the new supply and the supply is generally on track of where it would have been if not for the recession.

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

The decision to focus primarily on developments rather than acquisitions will affect our near-term operating cash flow. Developments require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We will attempt to minimize these risks by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use portions of the remaining proceeds from our Initial Public Offering or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments. Developments also include risks related to development schedules, costs and lease up. Estimated construction costs are based on market conditions at the time budgets are prepared, and we intend to use guaranteed maximum construction contracts when possible; however, actual costs may differ as market conditions change. There can be no assurance that all development projects will be completed and/or completed in accordance with projected schedule or cost estimates.

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

The demand for multifamily acquisitions may also provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects.  We may evaluate total return prospects on an individual property basis, which would include specific property characteristics such as current market value, rental rate growth, operating costs or competition.  We may also make an evaluation based on the sub-market or region, which would include factors related to macro-economic conditions, overall multifamily supply trends or investor demand.  Because older properties have higher capital and maintenance requirements and may not attract higher rents, we will also monitor the overall age of our portfolio, selling certain communities to maintain targeted age characteristics.  From 2011 through September 30, 2013, we have sold partial or entire interests in 12 multifamily communities, generating cash proceeds of $357.6 million, recognizing gains of $191.9 million and net increases to additional paid-in capital of $30.6 million.

Commencement of Transition to Self-Management

As previously disclosed in our Periodic Report on Form 8-K filed with the SEC on August 6, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, on July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer Harvard Multifamily Advisors I, LLC, our external advisor (the “Advisor”) and its affiliates (collectively “Behringer Harvard”) beginning the process of becoming self-managed. Effective July 31, 2013, we and Behringer Harvard entered into a Master Modification Agreement (the “Modification Agreement”), which set forth various terms of and conditions to the modification of the business relationships between us and Behringer Harvard. At the Initial Closing of the Modification Agreement, Behringer Harvard waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer Harvard. We offered employment to these persons and all of them accepted our offer and became our employees on August 1, 2013. The completion of the remainder of the self-management transactions contemplated by the Modification Agreement will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the value per share of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our shares of common stock outstanding on July 31, 2013, the aggregate distributions paid on such shares through the triggering event, and the value of the Company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder or to the stockholders in total as of the triggering event. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return. At any time after July 31, 2018, we may redeem all, and not less than all, of the then outstanding shares of Series A Preferred Stock (excluding any shares of Series A Preferred Stock for which a triggering event has occurred) at a price per share of Series A Preferred Stock equal to the $10 per share liquidation preference plus any declared and unpaid dividends.

In addition, at the Initial Closing, we acquired from Behringer Harvard the 1% general partner interest (the “BHMP GP Interest”) in Behringer Harvard Master Partnership I LP (“BHMP” or the “BHMP Co-Investment Partner”), an entity with which we have made a number of co-investments, as described further below. BHMP is a joint venture with Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund (“PGGM”), an investment vehicle for Dutch pension funds that has co-invested with us approximately $297.1 million, based on its share of gross costs, in certain properties, through September 30, 2013. The purchase price for the BHMP GP Interest was $23.1 million. This acquisition entitles us to, among other things, the advisory and incentive fees that Behringer Harvard would have otherwise been entitled to receive.

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

For more information regarding these arrangements, please refer to exhibits filed with this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed with the SEC on August 6, 2013 and available at www.sec.gov or the website maintained for us at www.behringerharvard.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated net asset value per share as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated value per share.  For the nine months ended September 30, 2013 and 2012, the DRIP offering price averaged $9.50 and $9.49, respectively.  As of September 30, 2013, we have sold approximately 15.2 million shares under our DRIP for gross proceeds of approximately $144.4 million.  There are approximately 84.8 million shares remaining to be sold under the DRIP.

Per the terms of the DRIP, we currently expect to offer shares for approximately the next four years, which would be the sixth anniversary of the termination of our Initial Public Offering, although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days prior to the effective date of the amendment or supplement.  Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

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

Distributions

Regular Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 6.0% (based on a purchase price of $10.00 per share) for the period from September 1, 2010 to March 31, 2012 and 3.5% from April 1, 2012 through December 31, 2013.  See further discussion under “Distribution Activity” below.

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

Co-Investment Ventures

We are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our Co-Investment Venture Partners include Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is the Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”), Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Funds, and its affiliates (“PGGM” or the “PGGM Co-Investment Partner”) and other real estate developers/owners. When applicable we will refer to the individual investments by referencing the individual Co-Investment Partner or the underlying multifamily community.   We refer to our Co-Investment Ventures or CO-JVs with the PGGM Co-Investment Partner as “PGGM CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

Prior to July 31, 2013, we had multiple Co-Investment Ventures with the BHMP Co-Investment Partner. PGGM held a 99% limited partner interest in the BHMP Co-Investment Partner and an affiliate of the Advisor held the 1% general partner interest. On July 31, 2013, we acquired the BHMP GP Interest from the affiliate of the Advisor for $23.1 million in a related party transaction (effectively increasing our ownership interest in each applicable Co-Investment Venture) and consolidated the BHMP Co-Investment Partner. Our acquisition of the BHMP GP Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  This transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures because PGGM owns a 99% interest in the BHMP Co-Investment Partner. PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” See more discussion of the acquisition of the BHMP GP Interest at “Overview - Commencement of Transition to Self-Management.”

The table below presents a summary of the number of multifamily investments we have through Co-Investment Ventures, listed by co-investment partner, and our effective ownership ranges based on our share of contributed capital in the multifamily investment.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	September 30, 2013			December 31, 2012
	Number of Investments through			Number of Investments through
Co-Investment Partner	Co-Investment Ventures		Effective Ownership	Co-Investment Ventures		Effective Ownership
PGGM Co-Investment Partner (a)	14	(b)	51% to 74%	16	(b)	51% to 74%
MW Co-Investment Partner	14		55%	15		55%
Developers/owners	15		80% to 100% (c)	8		80% to 100% (c)
	43			39

(a)	As discussed above, the BHMP Co-Investment Partner was our partner in these Co-Investment Ventures as of December 31, 2012.

(b)    Includes one unconsolidated investment.

(b)
All of the developer’s initial contributed capital has been returned to the developer, and we have 100% of the contributed capital in eight and three of the investments through Co-Investment Ventures with developers/owners as of September 30, 2013 and December 31, 2012, respectively.

Structure of Co-Investment Ventures

Each of our individual joint ventures with the PGGM Co-Investment Partner and the MW Co-Investment Partner owns a subsidiary entity, a REIT, through which substantially all of the joint venture’s business is conducted.  Each subsidiary REIT also issues approximately $60,000 of non-voting preferred stock to unaffiliated holders as part of its qualification as a REIT for U.S. tax purposes.  Accordingly, the PGGM CO-JVs and the MW CO-JVs own 100% of the voting equity interests and in excess of 99% of the economic interests in the underlying multifamily investment.  Each PGGM CO-JV and MW CO-JV is a separate legal entity formed for the sole purpose of holding its respective investment and obtaining legally separated debt and equity financing.  Generally the governing documents of the PGGM CO-JV and MW CO-JV may require the subsidiary REIT to be operated in a manner that preserves its REIT status, and the subsidiary REIT to be disposed of via a sale of its capital stock rather than as an asset sale by that subsidiary REIT. The governing documents also contain buy/sell provisions, which if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest in a PGGM CO-JV or MW CO-JV.  We have no ownership or other direct financial interests in either the PGGM Co-Investment Partner or the MW Co-Investment Partner, but as discussed under “Co-Investment Ventures” above, on July 31, 2013 we acquired the BHMP GP Interest.

Each PGGM CO-JV and MW CO-JV is managed by a subsidiary of ours.  As the manager, we have control rights over operating plans.  However, without the consent of all members of the PGGM CO-JV and MW CO-JV, we as the manager may not generally approve or disapprove on behalf of the PGGM CO-JV and MW CO-JV certain decisions affecting the PGGM CO-JV and MW CO-JV, such as (1) selling or otherwise disposing of the PGGM CO-JV’s or MW CO-JV’s investment or any other property having a value in excess of $100,000, (2) selling any additional interests in the PGGM CO-JV or MW CO-JV, or (3) incurring or materially modifying any indebtedness of the PGGM CO-JV or MW CO-JV in excess of $100,000 or causing the PGGM CO-JV and MW CO-JV to become liable for any debt, obligation or undertaking of any other individual or entity in excess of $100,000 other than in accordance with the operating plans.  Generally, if there are disagreements regarding these major decisions, then either member may exercise buy/sell rights.  The PGGM Co-Investment Partner and the MW Co-Investment Partner, as applicable, may remove the manager for cause and appoint a successor.

Distributions of net cash flow from the PGGM CO-JVs and MW CO-JVs are distributed to the members no less than quarterly in accordance with the members’ ownership interests.  PGGM CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

Certain PGGM CO-JVs have made and may make equity and/or debt investments in Property Entities with third-party developers/owners.  These Property Entities own multifamily operating communities or development communities.  Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the PGGM CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken.  These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The PGGM CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances, can be 100% of the equity capital.  The third party equity owners in Property Entities have buy/sell rights with respect to the ownership interest in the Property Entities.

Apart from investments with the PGGM Co-Investment Partner and the MW Co-Investment Partner, we have 15 other Co-Investment Ventures directly with developers/owners, and we expect that we may enter into similar arrangements with other developers. These other Co-Investment Ventures are or are expected to be specifically structured but generally will have structures in which we are the managing member or general partner with sole control over setting operating budgets, selecting property management, financing and disposition of the multifamily community. The other owners, who are typically providing development and general contractor services through affiliated entities, are expected to generally have very limited approval rights, usually related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  These developers will have initial capital contributions until certain milestones are achieved, at which point their initial capital contributions will be returned to them.  These developers will have a back-end interest, generally only attributable to distributions related to a property sale.  They will also have put options, generally one year after completion of the development, pursuant to which we would be required to acquire their back-end interest at a set price. These other Co-Investment Ventures will also include buy/sell provisions, generally available after the seventh year after completion of the development.  We expect to generally provide the greater proportion of the equity capital, and for the eight current Co-Investment Ventures we ultimately expect that 100% of the equity capital will be provided by us.

Co-Investment Venture Partners

PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website as of May 2013, the sponsor of PGGM currently manages approximately 140 billion euro (approximately $189 billion, based on exchange rates as of September 30, 2013) in pension assets for over 2.5 million people.  PGGM has committed to invest up to $300 million in co-investments with us.  As of September 30, 2013, approximately $2.9 million of the $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of acquisition, the amount of the unfunded commitment may be increased.

The MW Co-Investment Partner is a partnership between Heitman Capital Management LLC (“Heitman”) and NPS.  NPS is the 99.9% limited partner and Heitman is indirectly the 0.1% general partner of the MW Co-Investment Partner, respectively. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of July 2013, the NPS fund estimated its total value at 407 trillion won (approximately $379 billion, based on exchange rates as of September 30, 2013), and counted over 3.3 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Partner does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.  As of September 30, 2013, the MW Co-Investment Partner has invested $263.7 million in joint ventures with us.

For our Co-Investment Ventures with developers and the four Property Entities, the other equity owners are national or regional domestic developers.

As of September 30, 2013, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Market Outlook

During the third quarter of 2013, market analysis was dominated by political deadlock, first over the shutdown of the government, and then a potential government default and their respective potential consequences to the U.S. economy. The temporary resolution in early fourth quarter to reopen the government and extend the debt ceiling seemed to assuage the broader markets, as the stock market declined only about 2%, far less than the prior government shutdown, and treasury rates were essentially unchanged from the end of the second quarter to the end of October 2013. However, the same cannot be said for the economy. Analysts project that when all costs are considered, the shutdown cost the economy tens of billions of dollars, potentially one-half to a full point of GDP. The economic reports for the third quarter, which were technically before the shutdown, reflected that employers added 148,000 new jobs during September 2013, down from the monthly average of about 200,000 for the first half of the year. Potentially more important, consumer confidence continued to slip, down almost a third in response to the shutdown and in decline for the last five surveys. Consumer and business confidence could be critical as the economy heads into the holiday shopping season. So far analysts are taking a wait and see approach, with many fourth quarter and 2014 projections down about 10%. It appears that the general consensus is that political uncertainty will continue to hold back what could otherwise be a stronger recovery, particularly in job growth, but on a net basis moderate, although uneven growth is expected. These assumptions are likely based on a continued level of “normal” political gridlock and that the Federal Reserve’s stimulation programs will continue to be in effect. Should either of these vary from the expectation, there could be material positive or negative effects on the economy.

While the U.S. economy continues on a modest recovery, the multifamily sector continues to have positive rent growth while maintaining good occupancy levels. From a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Also affecting home ownership is a national trend toward delayed marriage. Since 1990, the average age for first time marriages has increased by over 2 years. Given that first time home ownership often follows marriage, this delay is also delaying home ownership. As a result, single family home ownership, which had peaked at 69.2% in late 2004, has now reduced to approximately 65% as of June 30, 2013.  Historical home ownership figures from pre-1995 hovered around 64%.  While improvements in the single family housing sector should eventually affect this trend, we believe the overall positive effects of such an important component of the economy will be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from 2008, supply trends are increasing. For the third quarter of 2013, permitting and construction starts, the earliest indications of potential supply, are now slightly above historical averages and up about 19% and 33%, respectively, from 2012. However, completions, while increasing and up about 15% from the prior year, are still well below historical averages. Annual completions have been averaging an annualized pace of about 250,000 units and current trends are just now reaching 200,000 units. Since high quality multifamily developments can take 18 to 36 months or more to entitle, permit and construct, we believe there will continue to be increased supply, if there is adequate capital willing to invest in multifamily projects, and so there continues to be a window for accretive investments. We also believe that the new supply will affect certain markets, and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population and job growth and absolute inventory level of units will allow certain markets to better absorb certain levels of supply. For the markets where we have significant development activity, the average employment growth is approximately 1% higher than the national average and average rent growth from the last year is approximately 1% higher than the national multifamily average. Markets where we have developments where average employment growth is below the national average are primarily in Washington, D.C. and Miami, Florida.
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

For the Company, our emphasis on coastal and higher employment growth markets has resulted in our investments performing somewhat better than the national averages.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  Through August 2013, 12 of our 17 major markets had annual employment growth greater than the national average of

1.7%, and five markets had less growth than the national average.  Of the top five U.S. markets with the highest absolute increase in job growth, we had investments in four:  Houston, Dallas, Boston and Atlanta.

These positive employment results for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 29 communities that were stabilized and held for the comparable periods in 2013 and 2012.  These 29 communities produced year over year total revenue increases of approximately 7%.  Since September 30, 2012, we have increased our residential monthly rent per unit for these 29 stabilized communities by 5%, where the national average was approximately 3%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 29 communities from 94% at September 30, 2012 to 96% at September 30, 2013. These properties exceeded the national occupancy rate by over 1% as of September 30, 2013.

Financing has also been a favorable factor for the multifamily sector. As of the end of October 2013, five and ten year treasury rates, key benchmarks for multifamily financings, are approximately 1.3% and 2.5%, respectively. While these are up about 0.50% to 1.0% from their recession lows, they are still over 1% below the average over the last 10 years. In addition to favorable general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities in the last year. In 2012 we closed five loans with an average fixed interest rate of 2.9% and in 2013, we closed two loans with a weighted average fixed interest rate of 3.2%. As of September 30, 2013, our weighted average fixed interest rate was 3.7%, compared to 3.9% at December 31, 2012.
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

In the event of changing financial market conditions, we believe the Company is reasonably positioned to execute our strategy.  As of September 30, 2013, we held cash and cash equivalents of approximately $148.9 million and had borrowing capacity from our line of credit of $138.1 million. Our cash position is over 15% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 95% of our share of debt is at fixed rates with average maturities of 4.2 years. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately three more years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility and uncertainty noted above, there is no assurance that our liquidity position would maintain our competitive position in all circumstances.  If interest rates significantly increase and remain higher for prolonged periods, we would expect to incur higher interest expenses on new or refinanced debt. Because the amount of debt is based, in part, on our ability to pay the debt service, higher interest rates could also reduce our overall debt leverage. In addition, our development strategy is dependent on the availability of development financing at reasonable interest rates.  While development financing is currently available, there is also no assurance such financing or the refinancing of the development debt would be available in the future.

Property Portfolio

We invest in a geographically diversified equity and debt multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and MSAs (with respect to MSAs, we only identify the largest city for each MSA):

•	Florida - Includes communities in Miami, FL MSA, and Orlando, FL MSA.

•	Georgia - Includes communities in Atlanta, GA MSA.

•	Mid-Atlantic includes the states of Virginia, Maryland and New Jersey. Includes communities in Washington, DC MSA and Philadelphia, PA MSA.

•	Mid-West includes the state of Illinois. Includes a community in Chicago, IL MSA.

•	Mountain includes the states of Arizona, Colorado and Nevada. Includes communities in Phoenix, AZ MSA, Denver, CO MSA, and Las Vegas, NV MSA.

•	New England includes the states of Connecticut and Massachusetts. Includes communities in New Haven, CT MSA and Boston, MA MSA.

•	Northern California - Includes communities in San Francisco, CA MSA and Santa Rosa, CA MSA.

•	Northwest includes the state of Oregon. Includes a community in Portland, OR MSA.

•	Southern California - Includes communities in Los Angeles, CA MSA and San Diego, CA MSA.

•	Texas - Includes communities in Austin, TX MSA, Dallas, TX MSA, and Houston, TX MSA.

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our consolidated and unconsolidated stabilized multifamily communities as of September 30, 2013 and December 31, 2012. Physical occupancy rates and monthly rental rates per unit as of December 31, 2012 exclude data for multifamily communities sold in 2013:

	September 30, 2013		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of	Number of	September 30,	December 31,	September 30,	December 31,
Geographic Region	Communities	Units	2013	2012	2013	2012
Florida	2	704	92%	94%	$1,523	$1,490
Georgia	1	283	96%	98%	1,329	1,241
Mid-Atlantic	5	1,412	94%	94%	1,989	1,937
Mid-West	1	298	93%	95%	2,262	2,161
Mountain	5	1,594	93%	93%	1,362	1,312
New England	3	772	97%	92%	1,519	1,504
Northern California	4	751	95%	94%	2,326	2,188
Northwest	1	188	94%	93%	1,444	1,355
Southern California	4	889	97%	96%	2,015	1,946
Texas	6	1,947	95%	95%	1,472	1,346
Totals	32	8,838	95%	94%	$1,691	$1,628

(a)         Physical occupancy is defined as the residential units occupied for stabilized properties as of September 30, 2013 or December 31, 2012 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of September 30, 2013, the total gross leasable area of retail space for all of these communities is approximately 160,000 square feet, which is approximately 2% of total rentable area.  As of September 30, 2013, all of the communities with retail space are stabilized, and approximately 80% of the 160,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)         Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2013 and December 31, 2012 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended September 30, 2013 and 2012, these other charges were approximately $4.3 million and $4.1 million, respectively, approximately 8% of total revenues for both periods. For the nine months ended September 30, 2013 and 2012, these other charges were approximately $12.6 million and $11.6 million, respectively, approximately 8% of total revenues for both periods.The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

During July 2013, we acquired one multifamily community in Northern California which is currently in lease up.

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment, as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	2	597	1	180
Georgia	1	327	—	—
Mid-Atlantic	2	827	—	—
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	1	180	1	180
Southern California	2	557	—	—
Texas	7	1,883	6	1,519
Total equity investments	18	5,161	11	2,669
Debt investments:
Florida	1	321	—	—
Mountain	1	388	1	388
Southern California	—	—	1	113
Texas (a)	3	1,124	2	764
Total debt investments	5	1,833	4	1,265
Total developments	23	6,994	15	3,934

(a)         Includes an unconsolidated loan investment as of September 30, 2013 and December 31, 2012 and a loan investment in a multifamily community completed in 2012 and currently stabilized as of September 30, 2013.

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

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of September 30, 2013, December 31, 2012, and September 30, 2012 is as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Reporting Classifications:
Consolidated investments	55	50	47
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	56	51	48
Investment Classifications:
Equity investments
Stabilized communities	32	36	36
Lease up (including developments in lease up)	3	—	—
Development (pre-development and under development and construction)	16	11	8
Total equity investments	51	47	44
Debt investments
Land loans	—	1	2
Mezzanine loans (including one stabilized community)	5	3	2
Total debt investments	5	4	4
Total investments	56	51	48

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

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. As we approach and reach the Self-Management Closing, we would expect to hire employees to fully staff our corporate and property management operations. Accordingly, beginning in the third quarter of 2013 and through the Self-Management Closing, we expect our compensation and related costs to increase, which amount will be offset by a decrease in certain fees and expense reimbursements paid to the Advisor of approximately $0.4 million per quarter. Thereafter, we expect to benefit from eliminated or reduced advisory and property management fees and cost reimbursements. Going forward, our new expenses are subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

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

The Self-Management Transition Agreements provide for transition services and related costs, which are projected to be paid through September 30, 2014 to Behringer Harvard. These primarily include (1) transition services paid through September 30, 2014 totaling approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and $1.25 million paid on the Self-Management Closing, (2) a reimbursement of $2.5 million for Behringer Harvard’s costs and expenses related to their negotiation of the Self-Management Transition Agreements paid at the Initial Closing, and (3) $3.5 million for certain intangible assets, rights and contracts paid at the Self-Management Closing. Accordingly, we expect a significant portion of these payments to be expensed during these periods with the amount per period dependent on the level and timing of each service and the accounting allocation to each period. Certain of these expenses could be direct transition expenses while others may be included as amortization or depreciation expense. For the three and nine months ended

September 30, 2013, we also incurred, on our own account, approximately $0.3 million and $0.7 million, respectively, of transition costs, primarily related to legal and financial consulting costs.

Before entering into the Self-Management Transition Agreements, the Company was incurring approximately $1.8 million to $1.9 million in quarterly asset management expenses paid to the Advisor and its affiliates, and an additional quarterly reimbursement to the Advisor and its affiliates of approximately $0.4 million to $0.5 million. With the Self-Management Transition Agreements, we expect these expenses to be eliminated in connection with the Self-Management Closing. We expect a reduction of approximately $0.5 million per quarter through the Self-Management Closing, at which point we expect that all asset management fees will be eliminated. However, the expected amount of the decrease is based on current Company activity. Additionally, should the Company increase its real estate assets, either in cost or in appreciated value, the primary basis for the calculation of the asset management fee, and something which may occur, the actual amount of asset management fees through the Self-Management Closing could actually be higher, despite the reductions just discussed. Regardless of property activity, we would still expect the asset management fees to be eliminated upon the Self-Management Closing as a result of the Self-Managed Transition Agreements. As discussed above, we expect an increase in employee compensation expense, which will in part help us manage our assets, as a result of our entry into the Self-Management Transition Agreements.

Similarly, prior to entering into the Self-Management Transition Agreements, the Company was incurring approximately $2.0 million in quarterly property management fees paid to Behringer Harvard Multifamily Management Services, LLC (the “Property Manager” or “BHM Management”) and its affiliates. Upon the Self-Management Closing, we expect these costs to be eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. We will also benefit from the collection of property management fees which are attributable to the noncontrolling interest owners. In addition, the Company paid to the Property Manager and its affiliates reimbursement of expenses related to the property management agreement. These reimbursements to the Property Manager and its affiliates will also be eliminated upon the Self-Management Closing; however, many of these expenses will then become our responsibility, the largest portion being compensation for on-site property management personnel.

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

The above discussions related to investment activity and the transition to self-management have affected the comparability of our financial statements as of and for the three and nine months ended September 30, 2013 as compared to the same period of 2012. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

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

The table below reflects number of communities and units as of September 30, 2013 and 2012 and rental revenues, property operating expenses and NOI for the three and nine months ended September 30, 2013 and 2012 for our Same Store operating portfolio as well as other properties in continuing operations:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental revenue
Same Store	$44.2	$41.7	$2.5	$130.3	$121.8	$8.5
2013 acquisitions	0.6	—	0.6	0.6	—	0.6
2012 acquisitions	3.4	2.7	0.7	9.8	4.6	5.2
Developments	0.2	—	0.2	0.2	—	0.2
Total rental revenue	48.4	44.4	4.0	140.9	126.4	14.5

Property operating expenses, including real estate taxes
Same Store	17.4	16.8	0.6	51.0	48.2	2.8
2013 acquisitions	0.6	—	0.6	0.6	—	0.6
2012 acquisitions	1.4	1.1	0.3	4.0	1.9	2.1
Developments	0.2	—	0.2	0.4	0.4	—
Total property operating expenses, including real estate taxes	19.6	17.9	1.7	56.0	50.5	5.5

NOI
Same Store	26.8	24.9	1.9	79.3	73.6	5.7
2013 acquisitions	—	—	—	—	—	—
2012 acquisitions	2.0	1.6	0.4	5.8	2.7	3.1
Developments	—	—	—	(0.2)	(0.4)	0.2
Total NOI	$28.8	$26.5	$2.3	$84.9	$75.9	$9.0

	September 30,
	2013	2012	Change
Number of Communities
Same Store	29	29	—
2013 acquisitions	1	—	1
2012 acquisitions	3	2	1
Total Number of Communities	33	31	2

Number of Units
Same Store	8,019	8,019	—
2013 acquisitions	202	—	202
2012 acquisitions	819	389	430
Total Number of Units	9,040	8,408	632

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — NOI.”

The three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Rental Revenues.  Rental revenues for the three months ended September 30, 2013 were approximately $48.4 million compared to $44.4 million for the three months ended September 30, 2012.  Same Store revenues, which accounted for approximately 91% of total rental revenues for 2013 increased approximately 6% or $2.5 million.  A portion of this increase related to an approximate 4% increase in monthly rental rates per units for our Same Store communities as of September 30,

2013 compared to September 30, 2012, adding approximately $1.7 million to Same Store rental revenue for the three months ended September 30, 2013 from the prior period in September 30, 2012. The remaining increase in Same Store revenues of approximately $0.8 million million related to increased occupancy for the Same Store communities. The remaining increase of $1.5 million in total rental revenue for the three months ended September 30, 2013 as compared to comparable period of 2012 is attributable to our 2013 acquisition as well as our 2012 acquisitions which reported rental revenues for a full quarter in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended September 30, 2013 and 2012 were approximately $19.6 million and $17.9 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 89% of total property operating expenses and real estate taxes for 2013, increased approximately $0.6 million.  Increases in Same Store real estate taxes of approximately $0.2 million were driven by increased tax values on our multifamily communities.  Other increases included Same Store property management fees of $0.1 million which are directly related to increased Same Store rental revenue.  Our 2013 acquisition as well as our 2012 acquisitions which were held for a full quarter in 2013 accounted for $1.1 million of the increase in total property operating and real estate tax expenses.

Asset Management Fees. Asset management fees for the three months ended September 30, 2013 increased by $0.1 million compared to the same period of 2012. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an approximate increase of $0.4 million. Prior to July 1, 2013, the Advisor waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Offsetting the increase for the three months ended September 30, 2013, we received a reduction of $0.3 million from Behringer Harvard related to the transfer of the executives from Behringer Harvard to the Company and the associated reduction in the duties of Behringer Harvard.

General and Administrative Expenses.  General and administrative expenses increased by $0.2 million for the three months ended September 30, 2013 compared to the same period of 2012. During the three months ended September 30, 2013, we incurred compensation expenses of approximately $1.1 million related to the five executives who became employees of the Company effective July 1, 2013. During the three months ended September 30, 2012, we incurred approximately $1.2 million of strategic review expenses, primarily including investment bankers, legal and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”). We did not incur strategic review expenses during the three months ended September 30, 2013.

Acquisition Expenses.  Generally, acquisition costs related to developments are capitalized and other acquisition costs, primarily related to operating properties or businesses, are expensed. For the three months ended September 30, 2013, we expensed acquisition costs of $3.7 million, approximately $2.5 million of which related to our acquisition of a multifamily operating community in San Francisco, California. The remaining $1.2 million related to the acquisition of the BHMP GP Interest from Behringer Harvard. We did not incur any acquisition expenses for the three months ended September 30, 2012. The majority of the acquisition expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments in operating properties, we expect acquisition expenses to continue to have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

 Transition Expenses. During the three months ended September 30, 2013, we incurred $8.2 million of transition expenses related to our transition to becoming a self-managed company. See further discussion above under “Transition to Self-Management.” Approximately $7.7 million of the transition expenses relate to amounts paid and/or due to Behringer Harvard in connection with the self-management transaction. In addition, we incurred other legal, financial advisors, consultants and costs of the Special Committee of $0.5 million for the three months ended September 30, 2013. We did not incur any transition expenses for the three months ended September 30, 2012.

Interest Expense. For the three months ended September 30, 2013 and 2012, we incurred total interest charges of $8.7 million and $8.5 million, respectively. We capitalize interest related to our development activity and accordingly, recognized net interest expense for the three months ended September 30, 2013 and 2012 of approximately $5.9 million and $7.8 million, respectively. The decrease was principally due to a $2.1 million increase in capitalized interest as a result of increased development activity. For the three months ended September 30, 2013 and 2012, we capitalized interest expense of $2.8 million and $0.7 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was approximately $22.1 million and $21.2 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the $0.7 million of depreciation expense related to the San Francisco multifamily operating community acquired in 2013 and $0.6 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the BHMP GP Interest. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for the three months ended September 30, 2013 and 2012 include the operating results of the four multifamily communities sold in 2013, and Mariposa Lofts Apartments (“Mariposa”) sold in 2012. The gain of $12.7 million for the three months ended September 30, 2013 represents the gain recognized from the sale of Grand Reserve Orange.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the three months ended September 30, 2013 or 2012.

The nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Rental Revenues.  Rental revenues for the nine months ended September 30, 2013 were approximately $140.9 million compared to $126.4 million for the nine months ended September 30, 2012.  Same Store revenues, which accounted for approximately 92% of total rental revenues for 2013, increased approximately 7% or $8.5 million.  The majority of the increase in Same Store revenues is related to increased occupancy for the Same Store communities. The remaining increase of $6.0 million in total rental revenue for the nine months ended September 30, 2013 as compared to comparable period of 2012 is attributable to our 2013 acquisition as well as our 2012 acquisitions which reported rental revenues for the full period in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the nine months ended September 30, 2013 and 2012 were approximately $56.0 million and $50.5 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 91% of total property operating expenses and real estate taxes for 2013, increased approximately $2.8 million.  Increases in Same Store real estate taxes of approximately $1.1 million were driven by increased tax values on our multifamily communities.  Other increases included Same Store property management fees of $0.5 million which are directly related to increased Same Store rental revenue.  Our 2013 acquisition as well as our 2012 acquisitions which were held for the full period in 2013 accounted for $2.7 million of the increase in total property operating and real estate tax expenses.

 Asset Management Fees. Asset management fees for the nine months ended September 30, 2013 increased by $0.6 million compared to the same period of 2012. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an approximate increase of $0.9 million. Prior to July 1, 2013, the Advisor waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Offsetting the increase, for the nine months ended September 30, 2013, we received a reduction of $0.3 million from Behringer Harvard related to the transfer of the executives from Behringer Harvard to the Company and the associated reduction in the duties of Behringer Harvard.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.5 million for the nine months ended September 30, 2013 compared to the same period of 2012. During the nine months ended September 30, 2013, we incurred compensation expenses of approximately $1.1 million related to the five executives who became employees of the Company effective July 1, 2013. During the nine months ended September 30, 2012, we incurred approximately $2.0 million of strategic review expenses, primarily including investment bankers, legal and costs of the Special Committee. We did not incur strategic review expenses during the nine months ended September 30, 2013.

Acquisition Expenses.  Generally, acquisition costs related to developments are capitalized and other acquisition costs, primarily related to operating properties or businesses, are expensed. For the nine months ended September 30, 2013, $3.7 million of acquisition costs were expensed with approximately $2.5 million related to our acquisition of a multifamily operating community in San Francisco, California, and the remaining $1.2 million related to the acquisition of the BHMP GP Interest from Behringer Harvard. Acquisition expenses for the nine months ended September 30, 2012 were principally related to our 2012 acquisitions of two multifamily operating communities.  The majority of these acquisition expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments in operating properties, we expect acquisition expenses to continue to have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

 Transition Expenses. During the nine months ended September 30, 2013, we incurred $8.6 million of transition expenses related to our transition to becoming a self-managed company. Approximately $7.7 million of the transition expenses relate to amounts paid and/or due to Behringer Harvard in connection with the self-management transaction. In addition, we incurred other legal, financial advisors, consultants and costs of the Special Committee of $0.9 million. See further discussion above under “Transition to Self-Management.” We did not incur any transition expenses for the nine months ended September 30, 2012.

Interest Expense. For the nine months ended September 30, 2013 and 2012, we incurred total interest charges of $25.3 million for both periods. We capitalize interest related to our development activity and accordingly, recognized net interest expense for the nine months ended September 30, 2013 and 2012 of approximately $18.6 million and $23.7 million, respectively. The decrease was principally due to a $5.1 million increase in capitalized interest as a result of increased development activity. For the nine months ended September 30, 2013 and 2012, we capitalized interest expense of $6.7 million and $1.6 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $63.3 million and $78.5 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The decrease is principally the result of the $19.6 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year) was fully amortized in prior periods.  The decrease was partially offset by a $2.7 million increase in depreciation expense related to our acquisitions of multifamily operating communities acquired in 2013 and 2012, and $0.6 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the BHMP GP Interest and increased depreciation expense related to new capital improvements placed in service subsequent to September 30, 2012.  See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the sales of four multifamily communities in 2013 and Mariposa in 2012.  The operations of the four multifamily communities for the nine months ended September 30, 2013 and 2012 and the operations of Mariposa for the nine months ended September 30, 2012 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $50.9 million for the nine months ended September 30, 2013 represents the total gain recognized from the sales of the four multifamily communities.  The gain of $13.3 million for the nine months ended September 30, 2012 represents the gain recognized from the sale of Mariposa.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the nine months ended September 30, 2013 or 2012.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three and nine months ended September 30, 2013 and 2012, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2012 to September 30, 2013.

Total real estate, net increased approximately $187.0 million principally as a result of $256.8 million of expenditures related to our development portfolio during 2013 and the acquisition of a multifamily community in San Francisco for $108.7 million. These increases were partially offset by sales of four multifamily communities carried at a combined net book value of $150.8 million in 2013 and depreciation expense of $60.8 million for the nine months ended September 30, 2013. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $301.8 million principally as a result of the cash portion of expenditures related to the development program of $259.5 million, acquisitions of noncontrolling interests of $48.5 million, advances on notes receivable of $29.1 million, $25.6 million related to the transition costs of the Initial Closing, and common stock redemption payments of $15.9 million.  This decrease was partially offset by the receipt of our share of the net sales proceeds of $174.5 million from the sales of real estate during the nine months ended September 30, 2013.

Mortgages and notes payable decreased approximately $36.0 million principally related to the sales real estate during the nine months ended September 30, 2013.

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

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $57.1 million as compared to cash flows provided by operating activities of $45.0 million for the same period in 2012.  The increase in cash provided by operating activities is partially due to the $9.0 million increase in NOI from both our Same Store operating properties and our 2013 and 2012 acquisitions.  The increase in NOI is primarily attributable to increased monthly rental revenue per unit and increased occupancy for the nine months ended September 30, 2013 compared to the same period of 2012.  Also, interest expense included in operating activities decreased approximately $5.1 million due to amounts capitalized in our development program.  A substantial portion of our other GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our amortization of intangible non-cash charges decreased by $21.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012, principally as a result of the relatively short life of lease intangibles (usually less than one year), which were fully amortized in prior periods.  The decrease was partially offset by $0.7 million of depreciation expense related to the 2013 acquisition of a multifamily operating community in San Francisco, California, depreciation expense related to new capital improvements placed in service subsequent to September 30, 2012, and $0.6 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the BHMP GP Interest.  Additionally, cash flow from operating activities decreased by approximately $1.7 million as a result of transition expenses paid during 2013 related to our transition to self-management. We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities.  We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities as we invest the remaining cash from our Initial Public Offering.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $246.2 million compared to cash flow used by investing activities of $181.8 million during the comparable period of 2012.  The increase in cash used in investing activities was principally due to the increase of $189.9 million in expenditures related to our development portfolio during the nine months ended September 30, 2013 as compared to the same period of 2012.  Additionally, during the nine months ended September 30, 2013, we acquired a multifamily operating community in San Francisco, California for $108.0 million and the BHMP GP Interest for $23.1 million, as compared to the acquisitions of two multifamily operating communities during the same period of 2012 for $67.6 million. These decreases in cash used in investing activities was partially offset by the increase of $181.6 million in proceeds from the sale of real estate for the nine months ended September 30, 2013, compared to the same period of 2012. During 2013, we sold four multifamily operating communities and during 2012, we sold one multifamily operating community. We expect capital expenditures related to our development program to be a significant use of cash during the remainder of 2013 and during 2014.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $112.7 million compared to cash flows used in financing activities of $36.1 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $41.4 million related to financing.  During the nine months ended September 30, 2012, we obtained financing proceeds from two new loans for $33.7 million. We also refinanced three loans, obtaining long term fixed rate financing, paying principal of $162.4 million and receiving new principal of $162.8 million.  During the nine months ended September 30, 2013, we distributed $45.3 million to noncontrolling interests as compared to $23.4 million for the comparable period of 2012.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $148.9 million as of September 30, 2013.  We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition to a self-managed company, and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with real estate financing, our credit facility, and possibly Co-Investment Ventures, other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

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

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of September 30, 2013, our cash and cash equivalents balance was $148.9 million, compared to $450.6 million as of December 31, 2012. The decrease is primarily due to the acquisitions and development expenditures of $259.5 million, acquisition costs of noncontrolling interests of $48.5 million, advances on notes receivable of $29.1 million, and transition costs of $25.6 million for the nine months ended September 30, 2013. These decreases were partially offset by our share of the sales proceeds of $174.5 million from the sale of four multifamily communities in 2013.

Our consolidated cash and cash equivalent balance of $148.9 million as of September 30, 2013 includes approximately $15.2 million held by individual Co-Investment Ventures.  These funds are held for the benefit of the individual Co-Investment Ventures, including amounts available for distributions to us and other owners.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts and a high grade money market fund.  We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our cash balances, a substantial portion of our holdings are in excess of U.S. federally insured limits. Further, beginning in 2013, certain non-interest bearing deposits, which were fully federally insured, are now subject to the same $250,000 insurance limit as other deposits, further increasing the amount of our deposits that are in excess of U.S. federal insured limits and requiring us to rely more on the credit worthiness of our deposit holders and our diversification strategy.

With the termination of our Initial Public Offering on September 2, 2011, we are more dependent on our cash flow from operating activities and the other sources discussed herein.  Cash flow from operating activities was $57.1 million for the nine months ended September 30, 2013 compared to $45.0 million for the comparable period in 2012.  As most of our investments are accounted for under the consolidated method of accounting, we now show our cash flow from operating activities gross, where equity accounting, which prior to 2012 was our primary method of accounting for our investments, generally only includes distributions from investees as distributed.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings).  Distributions related to operating activities were $19.0 million and $14.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

We expect to fund our transition expenses through Self-Management Closing from existing cash balances (including cash available as a result of reduced fees and expense reimbursements related to our advisory and property management agreements). Thereafter, we expect to fund our increased general and administrative expenses, primarily increased staff and facility expenses, from the elimination or reductions of advisory and property management fees and cash flows from operating activities.

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

The regular annual distribution rate on our common stock is currently 3.5% (based on a purchase price of $10.00 per share), which was set by our board of directors in the second quarter of 2012. Prior April 1, 2012, our previous regular annual distribution rate was 6.0%. The current distribution rate, if continued going forward, would reduce our distributions payable in 2013 as compared to 2012 and preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from the remaining proceeds of our Initial Public Offering, (2) the remaining proceeds of our Initial Public Offering, (3) financings and (4) dispositions.  In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions.  During 2013 and 2012, the percentage of our regular distributions that has been reinvested has averaged approximately 53% and 55%, respectively.

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

The SRP currently provides a limit of $7.0 million of redemptions per quarter. At that funding limit, this amount generally corresponds to the average participation in our DRIP, substantially netting out the funding requirement. However, the board of directors may modify the funding limit in its discretion. For the third quarter of 2013, the board of directors approved redemptions equal to the $7.0 million funding limit and in the second quarter of 2013, the board directors increased the funding limit for that quarter to $8.9 million. Accordingly, there is no assurance that the board of directors will not modify the redemption funding limit or that the redemptions or the level of stockholder participation in the DRIP will continue in the future in the same relative ranges.

After the September 2013 redemption payments made in accordance with the SRP, the Company has unfulfilled redemption requests of approximately $21.9 million, representing 2.6 million shares at an average price of $8.53 per share. The liquidity required to meet the share redemption requests could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our SRP.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2013.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. As required by most credit facility lenders, our credit facility provides for a minimum balance, which for our facility is $10.0 million.  The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of September 30, 2013, we may make additional draws of approximately $138.1 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	September 30, 2013		For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Interest Rate (a)	Balance Outstanding
Borrowings	$10.0	2.26%	$10.0	2.27%	$10.0	$10.0	2.28%	$10.0

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

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of September 30, 2013, approximately $2.9 million of PGGM’s $300 million commitment remains unfunded; however, in the event that certain investments are refinanced or new property debt is placed within two years from the date of the acquisition, the amount of unfunded commitment could potentially be increased by approximately $9.0 million.  PGGM is an investment vehicle for Dutch pension funds.  According to the sponsor of PGGM’s website, PGGM’s sponsor currently manages approximately 140 billion euro (approximately $189 billion, based on exchange rates as of September 30, 2013) in pension assets for over 2.5 million people as of May 2013.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

As of September 30, 2013, if PGGM’s remaining funding commitment is drawn on, our corresponding share would be approximately $3.6 million.  We anticipate using the remaining proceeds of our Initial Public Offering and other sources described in this section to fund any amounts required.

 The MW Co-Investment Partner does not have any commitment for any additional investments.

As of September 30, 2013, we have 15 Co-Investment Ventures with partners other than the PGGM Co-Investment Partner and the MW Co-Investment Partner.  These other Co-Investment Ventures were established for the development of multifamily communities, where the other Co-Investment Venture partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of September 30, 2013, other than the developments described below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of September 30, 2013, we have four wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV.  There is $8.0 million remaining to be funded on the wholly owned debt investments. The unconsolidated debt investment is fully funded. We believe each of the borrowers is in compliance with our debt agreements.

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

Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.  If property debt is used, we expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2013, all but one of our loans, other than borrowings under our credit facility, are individually secured property debt. We have guaranteed 25% of the principal on one construction loan with a total commitment of $26.2 million. As of September 30, 2013, no amounts have been drawn under this construction loan.

Even with the recent increase in interest rates in relation to historical averages, favorable long-term, fixed rate financing terms remain available for high quality multifamily communities. As of September 30, 2013, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.7%, respectively.  During 2013, we and Co-Investment Ventures closed mortgage financings of $50.0 million at a weighted average interest rate of 3.2%.  As of September 30, 2013, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately five years.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs shall not have individual or aggregate permanent financing leverage greater than 65% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%.

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of September 30, 2013, we have closed four conventional construction loans and expect to close additional loans which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of September 30, 2013, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at September 30, 2013 was 0.18%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$30.3	3.86%	2018	$30.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (b)	24.0
Construction loans - fixed interest rate (c)	—	4.31%	2023	—
Construction loans - variable interest rates (c)	3.7	Monthly LIBOR + 2.25%	2016 to 2017 (b)	3.7
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	68.0			68.0

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	853.3	3.68%	2015 to 2020	470.0
Permanent mortgage - variable interest rate	12.3	Monthly LIBOR + 2.35%	2017	6.8
Construction loans - fixed interest rate (c)	12.6	4.00%	2018	11.3
	878.2			488.1
Plus: Unamortized adjustments from business combinations	7.4
Total Co-Investment Venture Level - Consolidated	885.6
Total all levels	$953.6			$556.1

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

(c)
The construction loans relate to four multifamily community developments with combined committed financing of $132.9 million and total estimated costs of $241 million. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 40% to 50% of the total costs, and are limited to prescribed percentages of the final cost, approximately 50% to 60% of the total costs. See the section below for additional information on our development activity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2013, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of September 30, 2013, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
October through December 2013	$—	$1.1	$0.6
2014	$24.0	$5.6	$27.1
2015	$0.2	$83.6	$46.2
2016	$4.3	$135.8	$79.0
2017	$10.6	$219.9	$130.1
Thereafter	$28.9	$432.2	$273.1

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

GSEs have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  As a possible first step to these actions, in August 2012 the U.S. government imposed minimum distribution requirements for the GSEs, generally equal to their reported net income.  This has had and is expected to continue to have the effect of limiting the growth of GSE operations by restricting the reinvestment of their retained earnings.  As the U.S. Congress moves to the middle of the two year election cycle, possibly the most likely period for any legislation, additional changes may also be enacted in the future, which could include a restructuring or elimination of GSEs.  Accordingly, we have and will continue to maintain other lending relationships.  As of September 30, 2013, approximately 73% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs as compared to 69% at September 30, 2012.  Recently, other loan providers, primarily insurance companies and to a lesser extent banks collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of September 30, 2013, the leverage on our portfolio, as measured by GAAP cost, was approximately 46%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of September 30, 2013, two wholly owned multifamily communities and one of our Co-Investment Ventures has multifamily communities with combined total carrying values of approximately $185.6 million which were not encumbered by any secured debt.

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

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on or redemptions of our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  In March 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.  In 2013, we completed the dispositions of Johns Creek, Cyan, Halstead, and Grand Reserve Orange generating combined cash proceeds of $205.5 million and gains on sale of $50.9 million.

In March 2012, our board of directors declared a $0.06 per share special cash distribution related to the sale of Mariposa.  (See “Distribution Policy — Distribution Activity — Special Cash Distribution” section below.)  Special cash distributions are in the discretion of our board of directors and, accordingly, there is no assurance the board will declare any special distributions in the future.

Our development investment activity includes both equity and loan investments (including one unconsolidated loan investment through a PGGM CO-JV). Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans.

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

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of September 30, 2013 (amounts in millions):

		Effective		Total Costs Incurred as of	Total	Estimated	Committed	Estimated Quarter	Occupancy as of
Community	Location	Ownership (a)	Units	September 30, 2013 (b)	Estimated Costs	Percent Complete (c)	Development Financing (d)	(“Q”) of Completion	September 30, 2013
Lease up:
Wholly Owned:
Allegro Phase II	Addison, TX	100%	121	$15.2	$16.4	93%	$—	4Q 2013	66%
The Franklin Delray	Delray Beach, FL	100%	180	33.3	33.7	99%	—	4Q 2013	27%

Under development and construction:
Co-Investment Ventures:
4110 Fairmount	Dallas, TX	100%	299	28.6	47.8	60%	26.2	3Q 2014	N/A
Arpeggio Victory Park	Dallas, TX	100%	377	39.0	62.0	63%	31.3	3Q 2014	N/A
Allusion West University	Houston, TX	100%	231	26.9	43.8	61%	21.9	4Q 2014	N/A
Blue Sol	Costa Mesa, CA	100%	113	22.7	38.6	59%	—	4Q 2014	N/A
Seven RIO	Austin, TX	90%	220	20.1	60.7	33%	—	4Q 2014	N/A
21 Lawrence	Denver, CO	100%	212	17.5	50.8	34%	—	1Q 2015	N/A
Audubon	Wakefield, MA	100%	186	17.9	51.8	35%	—	1Q 2015	N/A
Muse Museum District	Houston, TX	100%	270	23.0	51.2	45%	—	2Q 2015	N/A
Water Street	Cambridge, MA	80%	392	38.7	192.3	20%	—	3Q 2015	N/A
Alexan	Dallas, TX	90%	365	27.1	87.4	31%	53.5	1Q 2016	N/A

Pre-development:
Co-Investment Ventures:
Peachtree (e)	Atlanta, GA	80%	327	10.1	67.7	15%	—	4Q 2015	N/A
Brickell (e)	Miami, FL	80%	417	25.2	97.2	26%	—	4Q 2015	N/A
Mission Gorge (e)	San Diego, CA	90%	444	35.3	118.1	30%	—	1Q 2016	N/A
Tysons Corner (e)	Tysons Corner, VA	90%	461	36.9	212.2	17%	—	1Q 2016	N/A
Shady Grove (e)	Rockville, MD	90%	366	19.2	88.9	22%	—	3Q 2016	N/A
Renaissance Phase II	Concord, CA	55%	180	9.2	50.7	18%	—	3Q 2016	N/A
Total equity investments			5,161	445.9	$1,371.3	33%	$132.9
Less: Construction in progress transferred to operating real estate				(37.5)
Total equity investment per consolidated balance sheet				$408.4

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)
Our share of total estimated costs is generally the same as total estimated costs except for developments where the Co-Investment Partner has also invested. Our share of total estimated costs (calculated as described in (a)) as of September 30, 2013 is approximately $1.3 billion.

(c)	Estimated percent complete is calculated as total costs incurred as a percentage of total estimated costs.

(d)
Committed development financing includes the total amount of construction or other loans secured by the development. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 45% of the total costs, and are limited to proscribed percentages of the final cost, approximately 55% of the total costs. As of September 30, 2013, no amounts have been drawn under these construction loans. See section above for additional information regarding our development financing.

(e)
If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Co-Investment Venture partner for their equity ownership and we will be responsible for all of the development costs. The Co-Investment Venture partner would then be entitled to back end interests based the development achieving certain total returns.

We have commenced development activities for all of the developments in which we currently have an equity interest.  As of September 30, 2013, we have entered into construction and development contracts with $595.4 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during the remainder of 2013 and into 2014 on our existing developments and additional developments in our pipeline.

Developments classified as pre-development, where we have not entered into final construction contracts, are further subject to market conditions. Depending on such factors as anticipated supply, projected rents and the state of the local economy, the cost and completion projections could be adjusted, including adjusting the plans and cost or deferring the development until market fundamentals are more favorable.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  In February 2013, we obtained a $21.9 million, 30-day LIBOR plus 2.25%, three year term construction loan related to the Allusion West University development.  In April 2013, we obtained a $26.2 million, 30-day LIBOR plus 2.25%, four year term construction loan related to the 4110 Fairmount development. In June 2013, we obtained a $31.3 million construction to permanent loan with a fixed interest rate of 4.31% and a ten year term related to the Arpeggio development. In August 2013, we obtained a $53.5 million construction to permanent loan with a fixed interest rate of 4.00% and a five year term related to the Alexan development. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 275 basis points over 30-day LIBOR.  (As of September 30, 2013, 30-day LIBOR was 0.18%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments.

The following table summarizes our debt investments in developments as of September 30, 2013:

				Amounts Advanced at	Fixed		Effective
Community	Location	Units	Total Commitment	September 30, 2013	Interest Rate	Maturity Date	Ownership (a)
Mezzanine loans:
Consolidated:
The Domain	Houston, TX	320	$10.5	$10.5	14.0%	April 2014 (b)	100%
Jefferson at One Scottsdale	Scottsdale, AZ	388	22.7	22.7	14.5%	December 2015 (b)	100%
Kendall Square	Miami Dade County, FL	321	12.3	12.3	15.0%	January 2016 (b)	100%
Jefferson Center	Richardson, TX	360	15.0	7.0	15.0%	September 2016	100%
		1,389	60.5	52.5	14.5%

Unconsolidated:
Jefferson Creekside	Allen, TX	444	14.1	14.1	14.5%	August 2015 (b)	55%

Total loans		1,833	$74.6	$66.6	14.5%

(a)	Effective ownership represents our current ownership percentage in the loan.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of September 30, 2013, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. We currently expect our annual recurring and non-recurring non-development capital expenditures, based on our current stabilized multifamily communities, to be in the range of $6.0 million to $15.0 million for the next three to five years.

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

We currently expect to substantially deploy our remaining proceeds from our Initial Public Offering during 2014. With our focus on development investments, there may be a further period to receive the income from such investments.  During this period, we may use portions of the remaining proceeds from our Initial Public Offering and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of the remaining proceeds from our Initial Public Offering to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  In addition, from time to time, our Advisor has agreed to waive or defer all or certain fees, expenses or incentives due to it, which has made more cash available for distributions.  Our Advisor may, but is under no obligation to, waive or defer such fees in the future.  The participation in our DRIP will also reduce the cash portion of our distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

Distribution Activity

Special Cash Distribution

As discussed above under “Overview — Distributions — Special Cash Distribution,” in March 2012 our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was accrued during the three months ended March 31, 2012, and was paid on July 11, 2012.  There were no special cash distributions during the nine months ended September 30, 2013.

Regular Distributions

The following table shows the regular distributions paid and declared for the nine months ended September 30, 2013 and 2012 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions	Funds from Operations (b)	Cash Flow from Operating Activities (c)	Total Distributions Declared (d)	Declared Distributions Per Share (d)
2013
Third Quarter	$7.1	$7.8	$14.9	$0.6	$13.5	$14.9	$0.088
Second Quarter	7.1	7.8	14.9	14.0	23.1	14.7	0.087
First Quarter	6.8	7.7	14.5	13.7	20.5	14.5	0.086
Total	$21.0	$23.3	$44.3	$28.3	$57.1	$44.1	$0.261

2012
Third Quarter	$6.6	$8.0	14.6	$10.2	$16.9	$14.7	$0.088
Second Quarter	8.1	10.0	18.1	6.7	16.6	14.4	0.087
First Quarter	10.9	13.9	24.8	9.1	11.5	24.8	0.150
Total	$25.6	$31.9	$57.5	$26.0	$45.0	$53.9	$0.325

(a)         Regular distributions accrue on a daily basis and are paid in the following month.

(b)         Funds from operations (“FFO”) represents our net income (loss) adjusted primarily for depreciation and amortization expense and excludes gains on sale of real estate.  For a reconciliation of our net income (loss) to FFO, see “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” below.

(c)
Cash flow from operating activities has not been reduced by distributions to noncontrolling interests for operating activities of $19.0 million and $14.1 million for the nine months ended September 30, 2013 and 2012, respectively. See paragraph below for additional discussion.

(d)          Represents distributions accruing during the period.

Cash flow from operating activities exceeded regular distributions by $12.8 million for the nine months ended September 30, 2013 while regular distributions exceeded cash flow from operating activities by $12.5 million for the nine months ended September 30, 2012.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the nine months ended September 30, 2013, we distributed an estimated $19.0 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $38.1 million, which was less than our regular distributions by $6.2 million.  For the nine months ended September 30, 2012, we distributed an estimated $14.1 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $30.9 million, which was less than our regular distributions by $26.6 million.  Further, our regular distributions exceeded our funds from operations by $16.0 million and $31.6 million for the nine month periods ended September 30, 2013 and 2012, respectively.  The improvement in the difference between our cash flow from operating activities, both as reported and adjusted, and from our funds from operations are due to improved operations in our multifamily communities and the decrease in the regular distribution rate as discussed above. Our distribution rate was reduced from 6.0% to 3.5% (based on $10 per share) effective April 1, 2012.

During the nine months ended September 30, 2013 and 2012, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were the remaining proceeds from our Initial Public Offering and dispositions.  We terminated our Initial Public Offering in September 2011, raising net proceeds in 2011 of $539.6  million.  As of December 31, 2011, December 31, 2012 and September 30, 2013 we had cash and cash equivalents balances of $655.5 million, $450.6 million and $148.9 million, respectively, a significant portion of which were remaining proceeds from the Initial Public Offering.

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

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of September 30, 2013, we had one investment of $14.5 million in an unconsolidated joint venture which was made through the Custer CO-JV.  In August 2012, the Custer CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of September 30, 2013, the total commitment has been advanced under the mezzanine loan.  The Custer CO-JV does not have an equity investment in the development.  This CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2013, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our other Co-Investment Ventures with developers/owners include put provisions for the other Co-Investment Venture partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at September 30, 2013, have a contractual total of approximately $28.5 million for all of the Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of September 30, 2013, we have recorded approximately $13.1 million as redeemable noncontrolling interests.  These other Co-Investment Ventures also include buy/sell provisions, generally available after the seventh year after completion of the development.  Separate from put provisions, we have recorded in our September 30, 2013 consolidated balance sheets redeemable noncontrolling interests of $6.4 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2013 and December 31, 2012, we have approximately $16.0 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

Estimated Per Share Value

On March 1, 2013, our board of directors established an estimated per share value of the Company’s common stock effective as of March 1, 2013 equal to $10.03 per share.  See Item 5 of our Annual Report on Form 10-K, filed with the SEC on March 1, 2013, for additional information on this estimated per share value. We expect our board of directors to update the estimated per share value no later than 18 months from March 1, 2013 and do not anticipate publishing any new estimated per share value prior to the board of directors establishing such per share value. Prior to such updated estimated per share value, we provide the following cautions and limitations:

The estimated value of our shares was calculated as of a specific date.  The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding, the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are still investing proceeds from our Initial Public Offering and completing our developments, the composition of our portfolio and the related multifamily fundamentals could change over time.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three and nine months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(14.1)	$(5.0)	$(15.5)	$(37.2)
Adjustments to reconcile loss from continuing operations to NOI:
Asset management fees	1.9	1.7	5.5	4.9
General and administrative expenses	3.7	3.5	7.9	8.3
Acquisition expenses	3.7	—	3.7	2.5
Transition expenses	8.1	—	8.6	—
Investment and development expenses	0.3	—	0.3	—
Interest expense	5.9	7.8	18.6	23.7
Depreciation and amortization	22.0	21.2	63.2	78.5
Interest income	(2.3)	(1.8)	(6.4)	(5.9)
Gain on revaluation of equity on a business combination	—	(1.7)	—	(1.7)
Loss on early extinguishment of debt	—	0.2	—	0.5
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(0.4)	0.1	(0.8)	1.3
Other (income) expense	—	0.5	(0.2)	1.0
NOI	28.8	26.5	84.9	75.9
Less non-comparable:
Revenue	(4.2)	(2.7)	(10.6)	(4.6)
Operating expenses	2.2	1.1	5.0	2.3
Same Store NOI	$26.8	$24.9	$79.3	$73.6

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

The following table presents our calculation of FFO and MFFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$(0.5)	$(3.9)	$30.8	$(10.7)
Real estate depreciation and amortization (a)	13.8	14.1	40.6	50.0
Gain on sale of real estate	(12.7)	—	(43.1)	(13.3)
FFO attributable to common stockholders	0.6	10.2	28.3	26.0
Gain on revaluation of equity on a business combination	—	(0.9)	—	(0.9)
Acquisition expenses (b)	3.7	—	3.7	2.5
Straight-line rents	0.1	0.1	0.4	0.3
Loss on early extinguishment of debt	—	0.1	—	0.3
Loss on derivative fair value adjustment	0.2	0.3	—	0.7
Amortization of premium on debt investment	—	(0.1)	—	(0.3)
MFFO attributable to common stockholders	$4.6	$9.7	$32.4	$28.6

GAAP weighted average common shares	168.9	166.4	168.6	165.8

Net income (loss) per common share	$—	$(0.02)	$0.19	$(0.06)
FFO per common share	$0.01	$0.06	$0.17	$0.16
MFFO per common share	$0.03	$0.06	$0.19	$0.17

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•
During the three months ended September 30, 2013 and 2012, we capitalized interest of $2.8 million and $0.7 million, respectively, on our real estate developments.  During the nine months ended September 30, 2013 and 2012, we capitalized interest of $6.7 million and $1.6 million, respectively, on our real estate developments.These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
During the three and nine months ended September 30, 2013, we incurred $8.2 million and $8.6 million, respectively, of transition expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Special Committee, general transition services (primarily related to staffing, information technology and facilities), and payments to the Advisor in connection with the transition to self-management. We did not incur any similar costs for the same periods in 2012.

•
During the three and nine months ended September 30, 2012, we incurred $1.2 million and $2.0 million, respectively, of strategic review expenses, primarily including financial advisors, legal and costs of the Special Committee.

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

We determine the value of in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant and by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  The estimate of the fair value of tenant relationships also includes our estimate of the likelihood of renewal. We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.

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

We determine the value of other contractual rights based on our evaluation of the specific characteristics of the underlying contracts and by applying a fair value model to the projected cash flows or usage rights that considers the timing and risks associated with the cash flows or usage. We amortize the value of finite contractual rights over the remaining contract period. Indefinite-lived contractual rights are not amortized but are evaluated for impairment.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, we had approximately $896.2 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.7%, $40.0 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.4%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of September 30, 2013, we have four consolidated notes receivable with a carrying value of approximately $52.4 million, a weighted average fixed interest rate of 14.5%, and a weighted average remaining maturity of 2.0 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2013, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt used to acquire or hold our consolidated multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2013 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.0)	$(0.8)	$(0.5)	$(0.3)
Interest rate caps	0.1	—	—	—
Cash investments	3.0	2.2	1.5	0.7
Total	$2.1	$1.4	$1.0	$0.4

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

As of September 30, 2013, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of September 30, 2013 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	—
$162.7			$0.3

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 1, 2013 and Part II, Item 1A set forth in our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2013.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.30 billion.  From the commencement of the Initial Public Offering through September 30, 2013, we had used approximately $1.2 billion of such net proceeds to invest in real estate and real estate-related investments, net of related debt.  Of the amount used for these investments, approximately $49.6 million was paid to the Advisor as acquisition and advisory fees and acquisition expense reimbursements. Not included in our amount invested are commitments related to our developments which as of September 30, 2013 had not yet been incurred.

Recent Sales of Unregistered Securities

In connection with the entry into the Master Modification Agreement and the Initial Closing, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer Harvard Multifamily REIT I Services Holdings, LLC, a Texas limited liability company (“Services Holdings”). As part of the consideration for issuing the Series A Preferred Stock, Services Holdings paid us $1.00 and our Advisor surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled. We issued these shares of Series A Preferred Stock in a private transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the value per share of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value.

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

During the third quarter ended September 30, 2013, we redeemed and purchased shares as follows:

	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs (a)
July	904,393	$9.88	904,393	—
August	—	—	—	—
September	780,569	8.97	780,569	—
	1,684,962	$9.46	1,684,962	—

(a)
A description of the maximum number of shares that may generally be purchased under our share redemption program is included in the narrative preceding this table. Our board of directors increased the $7.0 million per quarter funding limit to $8.9 million with respect to requests redeemed in July.

Since the Company reinstated the SRP, because of the SRP’s funding limits, the Company has not been able to satisfy all properly submitted redemption requests and has been satisfying requests for Ordinary Redemptions on a pro rata basis. With respect to the second and third quarters of 2013, requests to redeem approximately 2.5 million and 2.6 million shares, respectively, were not satisfied.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 6, 2013
3.3	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1	Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 29, 2012
4.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed on March 1, 2013
4.3	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
10.1*
Master Modification Agreement, dated as of July 31, 2013, by and among Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP, REIT TRS Holding, LLC, Behringer Harvard Multifamily REIT I Services Holdings, LLC, Behringer Harvard Multifamily Advisors I, LLC, Behringer Harvard Multifamily Management Services, LLC and Behringer Harvard Institutional GP LP +

10.2*	Fifth Amended and Restated Advisory Management Agreement, dated as of July 31, 2013, by and between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC +
10.3*
Second Amended and Restated Property Management Agreement, dated as of July 31, 2013, between Behringer Harvard Multifamily REIT In, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC

10.4*	Registration Rights Agreement, dated as of July 31, 2013, among Behringer Harvard Multifamily REIT I, Inc. and the Shareholders from time to time party thereto
10.5*	Amended and Restated License Agreement, dated July 31, 2013, by and between Behringer Harvard Holdings, LLC and Behringer Harvard Multifamily REIT I, Inc.
10.6*	Transition Services Agreement, dated July 31, 2013, by and between Behringer Harvard Multifamily REIT I, Inc., REIT TRS Holding, LLC and Behringer Harvard Multifamily REIT I Services Holdings, LLC
10.7*	Employment Agreement, effective as of August 1, 2013, with Daniel J. Rosenberg
10.8*	Employment Agreement, effective as of August 1, 2013, with Howard Garfield
10.9*	Employment Agreement, effective as of August 1, 2013, with Margaret Daly
10.10*	Employment Agreement, effective as of August 1, 2013, with Mark T. Alfieri
10.11*	Employment Agreement, effective as of August 1, 2013, with Ross Odland
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed on March 29, 2012
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

+ Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this Quarterly Report and submitted separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: November 7, 2013	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)