Form 10-K
period 2013-12-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2014-03-12
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
While there is no established market for the Registrant's common stock, the Registrant made an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares were sold in the primary offering at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated the primary portion of its initial public offering on September 2, 2011. On March 1, 2013, the Registrant's board of directors established an estimated per share value of the Registrant's common stock of $10.03 pursuant to the Registrant's Second Amended and Restated Policy for Estimation of Common Stock Value. For more information, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
There were approximately 169.2 million shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter.
As of February 28, 2014, the Registrant had 168,870,089 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Form 10-K
Year Ended December 31, 2013

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

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

•
our level of co-investments and the terms and limitations imposed on us by co-investment agreements, including the availability of and timing related to cash flow from operations and credit and our realization of our investments;

•	the availability of cash flow from operating activities for distributions to our stockholders;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to successfully transition to a self-managed company;

•	our ability to retain our executive officers and other key personnel, whether employees of ours, our advisor, our property manager or their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The agreements filed as exhibits to this Annual Report on Form 10-K have been included to provide stockholders with information regarding their terms.  They are not intended to provide via their terms any other factual information about us.  The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.  Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

PART I

Item 1.    Business
Organization
Behringer Harvard Multifamily REIT I, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2013, we believe we are in compliance with all applicable REIT requirements.
Substantially all of our business is conducted through our operating partnership, Behringer Harvard Multifamily OP I LP, a Delaware limited partnership (the “Operating Partnership”). Our wholly owned subsidiary, BHMF, Inc., a Delaware corporation (“BHMF Inc.”), owns less than 0.1% of the Operating Partnership as its sole general partner. The remaining ownership interest in the Operating Partnership is held as a limited partner's interest by our wholly owned subsidiary BHMF Business Trust, a Maryland business trust.
Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used pursuant to a license agreement.
From our inception to July 31, 2013, we had no employees, were externally managed by Behringer Harvard Multifamily Advisors I, LLC (the “Advisor”) and were supported by related party service agreements with the Advisor and its affiliates. Through July 31, 2013, we exclusively relied on the Advisor and its affiliates to provide certain services and personnel for management and day-to-day operations, including advisory services performed by the Advisor and property management services provided by Behringer Harvard Multifamily Management Services, LLC and its affiliates (“BHM Management” or the “Property Manager”).  Effective July 31, 2013, we entered into a series of agreements with the Advisor and its affiliates in order to begin our transition to self-management (“Self-Management Transition Agreements”). In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of the Advisor and its affiliates and began hiring additional employees. As of February 28, 2014, we have a total of seven employees. In addition to their management responsibilities, the executives and other employees will lead the Company in completing its transition to self-management. The completion of the remainder of the self-management transactions will occur at a second closing, which is expected to occur on June 30, 2014, and where we anticipate hiring additional corporate and property management employees who are currently employees of the Advisor and its affiliates. We also expect to hire other employees as we complete our transition to self-management. Please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commencement of Transition to Self-Management” for a more detailed discussion of our transition to self-management and the Self-Management Transition Agreements.
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
We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developer/owners which we define as “Co-Investment Ventures” or “CO-JVs.” These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans. If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of December 31, 2013, we have equity and debt investments in 55 multifamily communities, of which 32 are stabilized operating properties, two are in lease up and 21 are in various stages of pre-development and construction. Of the 55 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 45 investments are held through Co-Investment Ventures, 44 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of December 31, 2013, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include third-party national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.”

Prior to July 31, 2013, we had multiple Co-Investment Ventures with Monogram Residential Master Partnership I LP (the “Master Partnership,” which was formerly named Behringer Harvard Master Partnership I LP). Our interest in these Co-Investment Ventures was generally 55% and the Master Partnership’s interest was generally 45%. PGGM held a 99% limited partner interest in the Master Partnership and an affiliate of the Advisor held the 1% general partner interest. Through July 31, 2013, the Master Partnership was our Co-Investment Venture partner in the PGGM CO-JVs. On July 31, 2013, we acquired the 1% general partner interest in the Master Partnership (the “GP Master Interest”) from the affiliate of the Advisor for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the GP Master Interest on July 31, 2013, resulted in PGGM becoming our partner in these Co-Investment Ventures as of July 31, 2013.  However, these transactions were not significant to our operating results or our financial statements as we consolidated these Co-Investment Ventures before and after the transactions and our ownership interest did not significantly change. These transactions also did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures because PGGM owns a 99% interest in the Master Partnership, and PGGM’s ownership interest in each applicable Co-Investment Venture was not materially changed. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures, rather than the Master Partnership. For purpose of prior period comparisons in this Annual Report on Form 10-K, we report noncontrolling interests in PGGM CO-JVs formerly held by the Master Partnership as having been held by PGGM, as the difference is not significant. Further, on December 20, 2013, we and PGGM amended the terms of the agreement governing the Master Partnership, primarily by increasing the maximum potential capital commitment of PGGM by $300 million (in addition to any amounts distributed to PGGM from sales or financings of new PGGM CO-JVs), and we sold a noncontrolling interest in 13 developments to PGGM for $146.4 million.

Offerings of our Common Stock
In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.3 billion.  At termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors. The DRIP offering price has been $9.53 per share since March 1, 2013, and is approximately 95% of our estimated per share value which was last established as of March 1, 2013.  For the years ended December 31, 2013 and 2012, the DRIP offering price averaged $9.51 and $9.48, respectively, also based on 95% of our estimated per share value. As of December 31, 2013, we have sold approximately 16.0 million shares under our DRIP for gross proceeds of approximately $152.1 million.  There are approximately 84.0 million shares remaining to be sold under the DRIP as of December 31, 2013.

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

Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next two to four years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.
2013 Highlights
Key transactions and highlights for 2013 included:

•	We began the process to transition to self-management, entering into agreements with the Advisor and its affiliates and hiring the Company’s initial executives and other employees;

•
We expanded the PGGM CO-JV relationship, generally increasing the maximum potential capital commitment of PGGM by $300 million (plus any amounts distributed to PGGM from sales or financings of new PGGM CO-JVs), which we expect to provide (i) access to additional capital to enable us to increase the size and diversification of our multifamily community portfolio and (ii) through fee income and increased participation rights, the potential for more favorable returns on these investments;

•	Our investment activity in 2013:

◦
We expanded the number of our developments by acquiring land and commencing construction in eight developments, adding five new markets and 2,640 multifamily units bringing our total equity investments under development to approximately $1.4 billion;

◦	We acquired a new multifamily community with 202 units in San Francisco, California for an aggregate gross purchase price of $108.7 million, excluding closing costs;

•	We sold four multifamily communities with combined sales prices of $211.9 million, before closing costs, resulting in gains of approximately $50.8 million;

•	We paid total distributions of $59.0 million, an annual rate of 3.5% (based on a purchase price of $10 per share);

•	The Same-Store comparable rental revenues for our multifamily communities increased 6% from $158.8 million in 2012 to $168.9 million in 2013;

•	We obtained financings for $107.0 million at a weighted average fixed rate of 3.6%. Additionally, we obtained new construction financing with total commitments of $161.5 million; and

•
We reported net income for 2013 of $32.6 million, an increase over a net loss of $30.2 million in 2012, where our 2013 results included gains from sales of multifamily communities of $50.8 million and benefited from improved operations. Funds from operations (“FFO”) increased from $38.3 million in 2012 to $42.0 million in 2013. Modified funds from operations (“MFFO”) increased to $46.3 million in 2013 from $41.0 million in 2012 (see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO and MFFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”)).

Investment Objectives
Our overall investment objectives, in their relative order of importance are:

•	to preserve and protect investors' capital investments;

•	to realize growth in the value of our investments within four to six years of the termination of the Initial Public Offering;

•	to generate distributable cash for our stockholders; and

•
to enable investors to realize a return on their investment by beginning the process of liquidation and distribution of cash or listing our shares on a national securities exchange within four to six years of termination of the Initial Public Offering.

Investment Policies
Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing multifamily communities that will produce increasing rental revenue and will appreciate in value within our targeted life. Our targeted communities include existing core properties, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties. Some of these multifamily communities may contain retail space, which is positioned as an amenity to the multifamily community and not a separate line of business. We believe multifamily communities that are highly amenitized with higher rents per unit are attractive acquisitions for institutional investors and accordingly have the potential for higher total returns, and therefore, are a favorable market sector for us.
We may also invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. Some of these investments may contain options for us to acquire partial or controlling interests in operating or development stage multifamily communities. We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.The advantage of portfolio or merger acquisitions is that larger amounts of capital can be deployed more quickly in a diversified portfolio.
As of December 31, 2013, all but one of our investments have been made in multifamily communities located in the top 50 Metropolitan Statistical Areas located in the United States (“MSAs”). Our multifamily community acquisition and development strategy is to focus on those markets where we believe there are favorable long-term demand and supply factors for multifamily investments. We intend to concentrate on high quality multifamily communities located in the top 50 MSAs, as we believe these types of investments, particularly those in submarkets with significant barriers to entry, are in demand by institutional investors which can result in better exit pricing. We also believe that economic conditions in the major U.S. MSAs will continue to provide adequate demand for properly positioned multifamily communities; such conditions include a broader economic base for more predictable job and salary growth, increased infrastructure, particularly transportation, lifestyle trends, as well as better rental affordability compared to single-family home pricing. The U.S. Census population estimates are used to determine the largest MSAs. Our top 50 MSA strategy focuses on acquiring communities and other real estate assets that provide us with broad geographic diversity.
Although we intend to primarily invest in real estate assets located in the United States, in the future we may make investments in real estate assets located outside the United States. As discussed below, based on changing market factors, we may invest in other geographic areas and in other types of multifamily communities, including student housing and lesser amenitized communities.
A part of our investment strategy is also to acquire and hold high quality multifamily investments through Co-Investment Ventures. We believe this strategy has allowed us to expand the number and size of our investments and may continue to do so in the future, thereby providing greater portfolio diversification, participation in larger real estate investments, and greater access to high quality investment opportunities. To accomplish this strategy, we may continue to enter into Co-Investment Ventures that invest directly or indirectly in multifamily equity interests, mortgage, mezzanine or other loans. Accordingly, each of the strategies and policies discussed in this section may be executed directly by us or through Co-Investment Ventures. We expect that the Developer Partners in these Co-Investment Ventures will primarily be large domestic development companies or institutional entities, but may also include local or regional real estate investors. As of December 31, 2013, 45 of our equity and debt investments have been made through Co-Investment Ventures.
Our investment strategy also provides flexibility in allocating capital between new investments in stabilized communities and in development communities based on market changes. Factors that we consider in our capital allocation decisions include the relative cost of stabilized operating communities compared to their replacement or development cost, the absolute returns and return spreads for developments compared to stabilized operating communities, the availability and pricing of construction and permanent financing, supply trends and operating characteristics in the local market for stabilized operating communities (e.g. age, rental revenue and expense growth trends and local demographics) compared to new developments. In the current market, where capitalization rates have compressed and stabilized operating communities are selling at costs in excess of their replacement cost, we currently expect to place a greater emphasis on developments than on acquisitions of stabilized operating communities.
In this market environment, we will seek developments with characteristics similar to stabilized multifamily investments, but at lower costs per unit, and with potentially higher returns on costs. We also plan to incorporate high quality, updated amenities resulting in higher resident appeal, which we expect to result in higher rents and in fewer capital expenditures as compared to older multifamily communities. We will generally structure developments in Co-Investment Ventures, where we are the controlling partner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition.
We also have made and may continue to make loan investments, primarily during the development phase of multifamily community projects. Investments in mezzanine and mortgage loans generally can provide higher current income than equity investments in development real estate projects while, in some cases, providing the opportunity, at our discretion, to invest in the long-term equity of the projects. In these situations we may have the option of converting our loan investment into an equity position or an increased equity position, where we would participate in operating earnings and would attempt to realize value appreciation upon the sale of the property. We believe this combination of loan and equity investments can lead to higher average returns and a higher quality portfolio over the longer term.
During periods of capitalization rate compression, we will still continue to evaluate stabilized acquisitions and seek out properties and structures where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Although we do not expect stabilized acquisitions to be our primary investment strategy in the near term, we will take advantage of the opportunities when they meet our targeted return objectives.
When appropriate, we may also incorporate into our investment portfolio lease up properties, generally newly completed multifamily developments that have not started or just started leasing, which may provide for more timely realization of operating cash flow than value-add redevelopments or traditional developments. Additionally, we may also invest in value-added multifamily communities. Generally, we would make other capital improvements to aesthetically improve the asset and its amenities, increase rents, and stabilize occupancy with the goal of adding an attractive increase in yield and improving total returns.
Co-Investment Ventures
The table below presents a summary of our Co-Investment Ventures.  The effective ownership ranges are based on our share of contributed capital in the multifamily investment. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting (dollars in millions).

	December 31, 2013			December 31, 2012
Co-Investment Structure	Number of Multifamily Communities	Total Consolidated Assets	Our Effective Ownership	Number of Multifamily Communities	Total Consolidated Assets	Our Effective Ownership
PGGM CO-JVs (a)	27	$1,231.4	44% to 74%	16	$889.6	51% to 74%
MW CO-JVs	14	786.1	55%	15	896.9	55%
Developer CO-JVs	4	88.7	90% to 100%	8	109.7	80% to 100%
	45	$2,106.2		39	$1,896.2

(a)    Includes one unconsolidated investment as of December 31, 2013 and 2012. Also as of December 31, 2013 and 2012, the equity partners include Developer Partners in 16 and none multifamily communities, respectively.
Structure of Co-Investment Ventures
As of December 31, 2013, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Accordingly, we have control rights over the day-to-day operations of each Co-Investment Venture. With respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, both we and our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements may require the investments to be sold by selling the interests in the subsidiary REIT rather than as property sales.

PGGM invests with us in PGGM CO-JVs through the Master Partnership. Capital contributions are made pro rata in accordance with the partner’s respective ownership interest in the PGGM CO-JV. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership. As the general partner of the Master Partnership, we are entitled to a promoted interest if PGGM’s investments exceed certain performance returns. We also receive fees related to asset management, financing and dispositions. As of December 31, 2013, PGGM has unfunded commitments of approximately $54.1 million related to PGGM CO-JVs in which they have already invested of which our share is approximately $67.4 million assuming a 45% investment by PGGM. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $99.6 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $99.6 million, our share would be approximately $124.0 million assuming a 45% investment by PGGM. The Master Partnership intends to make new co-investments in traditional “Class A” multifamily residential properties, such as garden apartments, mid-rise apartments or high-rise apartment complexes, that either are to be developed or are in the process of being developed, or for which development has been completed and a certificate of occupancy has been issued not more than ten years prior to the PGGM CO-JV’s acquisition of an interest in such co-investment. Subject to certain limitations, prior to making, or permitting any of our affiliates or entities formed or advised by us to make, an investment that fits within these parameters, we must first offer the PGGM an opportunity to co-invest until PGGM’s maximum potential capital commitment is reached.

As of December 31, 2013, the MW Co-Investment Partner has invested in 14 joint ventures with us. We do not currently have an arrangement with the MW Co-Investment Partner for additional investments with us. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership.

With respect to Developer CO-JVs, during the development stage of the multifamily investment, the Developer Partners generally provide development and construction services, including guarantees over certain development costs and development completion requirements. As the general partner or managing member of each Developer CO-JV, we have day-to-day control over operations of each Developer CO-JV including, but not limited to, setting operating budgets, selecting property management, financing and disposition of the multifamily community. The Developer Partners, who are typically providing development and general contractor services through affiliated entities, have very limited approval rights, generally related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  Generally, these developers have initial capital requirements until certain milestones are achieved, at which point their initial capital contributions will be returned to them.  These Developer Partners have a back-end interest, generally only attributable to distributions related to a property sale or financing, and accordingly, we would expect to receive substantially all net cash flow prior to such events.  The Developer Partners, generally, also have put options, one year after completion of the development, pursuant to which we would be required to acquire their back-end interest at a set price as well as options to require a sale of the development after the seventh year after completion of the development. These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  We generally provide substantially all of the equity capital, and accordingly, these Developer CO-JVs are not a significant source of equity capital for us.

In a number of instances, rather than make an investment in a Developer CO-JV on our own, we may make such an investment with PGGM through a PGGM CO-JV. The PGGM CO-JV is then the direct beneficiary and obligor for the Developer CO-JV, where we and PGGM participate through our respective ownership interests. As the general partner of the Master Partnership and each PGGM CO-JV, we continue to exercise our control rights, subject to the provisions of the Master Partnership as discussed above. Accordingly, for simplicity, we continue to refer to such investments as PGGM CO-JVs. As of December 31, 2013, we and PGGM are partners in 16 such development projects through PGGM CO-JVs that have, in turn, partnered with Developer Partners. On February 28, 2014, we sold a 45% noncontrolling interest in two additional Developer CO-JVs to PGGM for $13.3 million.

As of December 31, 2013, we believe all of our Co-Investment Venture partners and Property Entity partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Portfolio
See Part I, Item 2, “Properties” of this Annual Report on Form 10-K for a description of each of our investments in our portfolio.
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
As of December 31, 2013, we have $1.0 billion in consolidated borrowings, which represents 36% of our adjusted consolidated net assets and 38% of the carrying value of our real estate assets. Accordingly, as of December 31, 2013, our charter limitation has not constrained our ability to incur debt. Our board of directors must review our aggregate borrowings at least quarterly. In addition to these formal policies, our board will evaluate other factors in determining the aggregate borrowings both on a consolidated basis and individually on a per property basis as assets are acquired, disposed and refinanced. These factors may include debt service coverage, fixed rate and variable rate targets and scheduling of maturities. We will also take into consideration requirements imposed by Co-Investment Partners, which may relate to limitations on individual or portfolio debt levels related to such partners. Following the investment of substantially all of our remaining available cash and the completion of the financing of our assets, we will seek a long-term leverage ratio of approximately 50% to 60% of the aggregate value of our assets.
In certain circumstances, generally smaller, garden to mid rise developments, we may finance these developments from our available cash and other capital sources. For other developments, we may use the availability under our existing credit facility to fully or partially finance the developments. For larger, high rise developments, we intend to seek construction financing, generally at 50% to 60% of cost. The base terms of these construction borrowings will extend through the projected stabilization of the development, which may include one or two 12 month extension options. We may also obtain longer term financing construction that would extend past the stabilization period, with terms of seven to 10 years when we can lock in favorable financing at current rates.
As of December 31, 2013, all of our financings have been secured by our investments in real estate, primarily individual mortgage loans secured by a single respective investment with no cross-collateralization with other investments. Generally these financings are non-recourse to us (other than certain limited “bad boy” provisions which we generally control and environmental conditions) and require full payment or assignment to the buyer upon any disposition. However, we may seek facilities and cross-collateralized pool financings similar to our current $150 million credit facility, which may provide greater flexibility in managing our investments, particularly related to dispositions. We may also seek unsecured, recourse financings to us. As of December 31, 2013, we have not utilized such financings.
As with our investment policies, the current state of the capital markets may require us to take a very flexible policy to borrowings in the short term in order to achieve our long-term objectives. Generally, a higher spread between capitalization rates and financing rates will accommodate higher leverage and lower spreads will necessitate lower leverage. Accordingly, notwithstanding the above policies, depending on these and other market conditions and the current life cycle of an acquired property, we may have higher or lower leverage percentages or not borrow at all on a consolidated basis. We may also choose to or be required to have relatively less financing in our Co-Investment Ventures. On an on-going basis we will also continue to evaluate both the individual and portfolio leverage and maturity terms, where our portfolio weighted average may differ from individual investments. In certain market conditions and for certain investments, we may elect to extend maturities or increase leverage for financings deemed to have favorable terms. If we do choose to incur fewer borrowings, we would expect to acquire fewer investments. Depending on the market capitalization rates and interest rates, this may result in lower net returns on our investments.
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
During 2013, we began to utilize a taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including property and asset management and other services and the conduct of certain nonqualifying real estate transactions. Our TRS is a wholly owned subsidiary of the Operating Partnership and is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes. For the year ended December 31, 2013, our TRS did not incur any significant activity and we did not recognize any income tax expense/(benefit) related to the taxable income of the TRS.

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

In addition, with our focus on development investments, there may be a lag before receiving the income from such investments.  During this period, we may use portions of our available cash balances and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of our available cash balances to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  The participation in our DRIP will also reduce the cash portion of our distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.
Since we began operations, our board of directors has declared daily distributions and a special distribution as summarized below:

	Regular Daily Distributions			Special Distributions Amount per Share
Period	Approximate Amount per Share (Rounded)	Annualized Distribution Rate
April 1, 2012 - March 31, 2014	$0.000958904	3.5%	(1)	$0.06	(2)
September 1, 2010 - March 31, 2012	$0.001643800	6.0%	(1)	$—
March 1, 2009 - August 31, 2010	$0.001917800	7.0%	(1)	$—
October 1, 2008 - February 28, 2009	$0.001780800	6.5%	(1)	$—
December 1, 2007 - September 30, 2008	$0.001013699	4.0%	(3)	$—
July 1, 2007 - November 30, 2007	$0.000986301	4.0%	(4)	$—
______________________________________

(1)	Assuming a share price of $10.00 per share.

(2)
In March 2012, our board of directors authorized a special cash distribution related to the sale of the Mariposa Lofts Apartments multifamily community in Atlanta, Georgia (“Mariposa”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012. The total special cash distribution of approximately $10.0 million was paid on July 11, 2012.

(3)	Assuming a share price of $9.25 per share.

(4)	Assuming a share price of $9.00 per share.
Competition
We are subject to significant competition in seeking real estate investments, capital, including both equity and debt capital, and residents. We compete with many third parties engaged in real estate investment activities including other REITs, regional and national developers, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate development, lending and investment programs, including other Behringer programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our Advisor. They also may enjoy significant competitive advantages related to, among other things, cost of capital, governmental regulation, access to real estate investments and resident services.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, construction and occupancy permits, construction codes, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts (such as increased motor vehicle activity), rent controls, and fair housing regulations. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Employees
Although we have commenced our transition to self-management, as of February 28, 2014, we have only seven employees and remain dependent on our Advisor and other affiliates of Behringer Harvard Holdings for services that are essential to us. Our Advisor and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including investment and disposition advice, property management, accounting, asset management, and investor relations services, and other general and administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerinvestments.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.
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
On July 31, 2013, we entered into a series of agreements and amendments to our existing agreements and arrangements with the Advisor and its affiliates (“Behringer”) in order to begin the process to become self-managed. Effective July 31, 2013, we and Behringer entered into a master modification agreement (the “Modification Agreement”), setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. At the initial closing on July 31, 2013 (the “Initial Closing”) of the Modification Agreement, Behringer waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer. The completion of the remainder of the self-management transactions contemplated by the Modification Agreement will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014. At the Self-Management Closing, Behringer will waive the non-solicitation and non-hire provisions related to identified individuals currently providing us advisory and property management services under the advisory and property management agreements. We plan to supplement these identified individuals with additional employees that have no prior affiliation with Behringer. As of February 28, 2014, we have hired two additional employees and intend to hire other employees both before and after June 30, 2014 in our transition to self-management. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions, and there can be no assurance that the Self-Management Closing will occur.
Until the Self-Management Closing occurs, we must rely on Behringer to maintain the team of professionals and staff providing advisory and property management services that are currently employed by Behringer for our benefit. In addition, we will rely on Behringer to provide us with general transition services in support of our transition to self-management. If Behringer is unwilling or unable to do so, our transition to a self-managed company will be more costly or may not be successful, and your investment in us could suffer.
In addition, we cannot be certain that the entire team of professionals and staff providing advisory and property management services that are currently employed by Behringer for our benefit will agree to become our employees following the Self-Management Closing. The loss of the services of any of our key personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Furthermore, we cannot be certain that a transition to a self-managed company will improve our financial performance or otherwise prove to be beneficial to us and our stockholders. Initially, we will recognize costs associated with the negotiation and implementation of the Modification Agreement and related transactions which will hurt our financial performance. Although we believe that becoming self-managed will ultimately prove accretive to our stockholders, this will depend on a number of factors, including but not limited to: (a) the long-term difference between the costs and expenses of being externally-managed versus being self-managed, (b) the consideration paid to Behringer in connection with the Modification Agreement and related transactions, and (c) the additional opportunities that arise as a result of being self-managed.
When we complete our transition to a self-managed company, while we will no longer bear the costs of the various fees and expenses we currently pay to our Advisor and its affiliates, our direct expenses will include general and administrative costs, including legal, accounting, office costs, and other expenses related to corporate governance and reporting and compliance with securities laws. We will also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to our officers, employees and consultants, which awards would decrease net income, funds from operations and modified funds from operations and may further dilute your investment. If the expenses we assume as a result of becoming self-managed are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the transition to self-management than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
We are now dependent on some of our own employees and will become more dependent on our own employees upon the Self-Management Closing.
As of February 28, 2014, we rely on seven of our own employees to carry out our business and investment strategies. These seven employees include five of our most senior executives who will constitute a majority of our senior management executives after the Self-Management Closing. We are now solely responsible for compensating and retaining these employees. Upon the Self-Management Closing, we expect that the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer for our benefit will also become our employees. At such time, we will be solely responsible for the hiring, compensation and retention of all of these employees. Any of these employees may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we operate our business, we will continue to try to attract and retain qualified senior management and personnel, but may not be able to do so on attractive terms.
Our net income, funds from operations (“FFO”), and modified funds from operations (“MFFO”) may decrease in the near- term as a result of our transition to a self-managed company.
Our net income, FFO, and MFFO may decrease as a result of becoming a self-managed company. While we will no longer bear the costs of certain fees and expense reimbursements previously paid to the Advisor and its affiliates, our expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by the Advisor and its affiliates. Furthermore, these employees will be providing us services historically provided by the Advisor and its affiliates. There are no assurances that, following our transition to a self-managed company, we will be able to provide those services for the same costs as were previously provided to us by the Advisor and its affiliates, and there may be unforeseen costs, expenses, and difficulties associated with providing those services on a self-managed basis. If the expenses we assume as a result of becoming self-managed are higher than we anticipate, our net income, FFO, and MFFO may be lower as a result of the transition to self-management than they otherwise would have been. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO and MFFO, including reconciliations to net income in accordance with GAAP.
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
We will incur costs associated with changing our name.
In connection with the Modification Agreement and our transition to self-management, we entered into an amended license agreement with Behringer that permits us to use the name “Behringer Harvard” subject to certain limitations and conditions. The term of the license agreement will last until the earlier to occur of (a) the expiration or termination for any reason of either our advisory management agreement or property management agreement with our Advisor and the Property Manager, respectively, or (b) the Self-Management Closing. Upon termination, we must stop using the name “Behringer Harvard” and similar terms within 90 days and will therefore be required to change our name. We will be required to pay any costs associated with changing our name.
We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.
Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor and our employees in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our Property Manager, the selection of multifamily community residents and the negotiation of leases. We currently have available cash, which we are seeking to invest on attractive terms. The current market for properties and real estate-related assets that meet our investment objectives is highly competitive as is the leasing market for multifamily properties. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor, the performance of the Property Manager and the performance of our employees. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms.
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
In order to effectively compete for the acquisition of properties and other real estate-related assets in the current market, our employees, Advisor and board of directors may be required to make investment decisions and be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on a property or real estate-related asset acquisition. In such cases, the information available to our employees, Advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our employees, Advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our employees, Advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our employees, Advisor and board of directors may rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.
We have experienced losses in the past and may experience similar losses in the future.
For the years ended December 31, 2012 and 2010, we had net losses of $30.2 million and $34.6 million, respectively. Our losses can be attributed, in part, to depreciation and amortization of operating properties and related intangibles. For the years ended December 31, 2013 and 2011, we reported net income of $32.6 million and $94.5 million, respectively, due to gains on sale of real estate in 2013 and due in part to non-recurring gains related to revaluation of equity on business combinations in 2011. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Payment of fees to our Advisor and its affiliates will reduce cash available to us for investment and payment of distributions.
Our Advisor and its affiliates perform services for us in connection with, among other things, the selection and acquisition of our properties and real estate-related assets, the management of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They are paid substantial fees for these services. In addition, as described above, we will pay fees to our Advisor and its affiliates pursuant to the Modification Agreement and related agreements in connection with our transition to a self-managed company. These fees will reduce the amount of cash available for investment or distributions to stockholders.
If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations and distributions may be artificially high.
From time to time, our sponsor, our Advisor or its affiliates have agreed, and may agree in the future, (1) to waive or defer all or a portion of the acquisition, asset management or other fees, cost reimbursements, compensation or incentives due to them, (2) to pay general administrative expenses or (3) to otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.
Distributions may be paid from capital and there can be no assurance that we will be able to maintain distributions at any particular level, or at all.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such the performance of our existing assets, our ability to acquire additional properties and real estate-related assets with available cash, the income from those investments, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will be maintained or increase over time. Nor can we give any assurance that: (1) rents from the properties will increase; (2) the securities we buy will increase in value or provide constant or increased distributions over time; (3) the loans we make will be repaid or paid on time; (4) loans will generate the interest payments that we expect; or (5) future acquisitions of properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.
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

•
There may be a delay in investment of our available cash in additional properties and real estate-related assets. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

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
Our organizational documents permit us to fund distributions from any source, such as our distribution reinvestment plan or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future cash flow from operating activities. The total regular distributions paid to common stockholders (including distributions reinvested pursuant to our DRIP) in the twelve months ended December 31, 2013, 2012 and 2011 were approximately $59.0 million, $72.0 million, and $79.7 million, respectively. For the twelve months ended December 31, 2013, 2012 and 2011, cash flows from operating activities net of distributions paid to noncontrolling interests related to operating activities were approximately $51.6 million, $42.9 million, and $29.9 million, respectively. Accordingly, for the twelve months ended December 31, 2013, 2012 and 2011, cash flows from operating activities net of distributions paid to noncontrolling interests related to operating activities constituted approximately 87%, 60%, and 38% of regular distributions paid to common stockholders, respectively.
We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from our share of the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow, including portions of our available cash balances, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees, cash from the sale of our assets, borrowings (including borrowings secured by our assets) and proceeds from future equity offerings. In addition, to the extent our investments are in development or redevelopment projects, in communities that are in lease up or have not yet reached stabilization, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid in amounts that exceed our operating cash flow in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and reduce current returns and capital appreciation. Further, to the extent distributions exceed certain specified amounts of taxable income, a stockholder's tax basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gains for federal and state tax purposes.
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
We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our employees and Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
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
The experience of our employees and our Advisor and its affiliates with respect to investing in multifamily communities or other real estate-related assets located outside the United States is not as extensive as it is with respect to investments in the United States. We may make international investments after one of our independent directors has at least three years of relevant experience acquiring and managing such international investments. If and when we do make international investments, our relatively limited experience with respect to such investments could adversely affect our return on them.
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

•	lack of uniform accounting standards (including availability of information in accordance with GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in these laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•
we, our employees, our sponsor and our Advisor and its affiliates have relatively less experience investing in real property or other investments outside the United States than within the United States; and

•	legal and logistical barriers to enforcing our contractual rights.
Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.
If we lose or are unable to obtain key personnel, our ability to implement our business strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel of us, our Advisor and its affiliates, including Robert S. Aisner, Mark T. Alfieri, Howard S. Garfield, Daniel J. Rosenberg, Ross P. Odland, Margaret M. Daly, Robert T. Poynter, James A. Fadley and James J. McGinley, III, each of whom would be difficult to replace. Although we have employment agreements with all of our executive officers except Mr. Aisner, the employment terms are terminable upon notice, and we cannot guarantee that we will retain our executive officers. We do not have employment agreements with other key personnel of us, our Advisor and its affiliates, and we cannot guarantee that they will remain affiliated with us or become our employees in connection with our transition to self-management. If any of our executive officers or other key personnel were to cease their affiliation with us, or with our Advisor or its affiliates prior to the Self-Management Closing, our operating results could suffer. We believe that our future success depends, in large part, upon our ability and, prior to the Self-Management Closing, our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these managerial and operational skills is intense, and we cannot assure you that we or our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of executive officers and other key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered, and our operations and financial results could suffer.
Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than an asset sale.
Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than as asset sale by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT. As a result, we may not be able to realize a return on our investment in a joint venture, such as a PGGM CO-JV or MW CO-JV, at the time or on the terms we desire.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We invest our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. As of December 31, 2013, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
Market disruptions may adversely impact aspects of our operating results and operating condition.
During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. There is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, although the European debt crisis has moderated, there is some risk that higher-risk European countries with high sovereign debt and budget deficits could face pressure over proposed austerity measures. Such events could reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. Treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.
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
Substantially all of the proceeds of the Initial Public Offering have been used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering. We establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.
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
Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. As of December 31, 2013, we and our Co-Investment Ventures secured approximately 68% of our financing through Fannie Mae and Freddie Mac. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. In February 2011, the Obama administration released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.
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
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Income and gain from "hedging transactions" will be excluded from gross income for purposes of both the 75% and 95% gross income tests. A "hedging transaction" for these purposes means either (1) any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets and (2) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain). We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into and to satisfy other identification requirements. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.
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
Breaches of ours or our Advisor's data security could materially harm our business and reputation.
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
Interruptions or delays in service from our third-party data center hosting facility could harm our business.
We utilize third-party data center hosting facilities. All of our data storage is conducted on servers in these facilities. Any damage to, or failure of, the systems of our third-party data centers or the failure of our data centers to meet our capacity requirements could impede or result in interruptions to our day-to-day business operations. Additionally, our failure to effectively manage and communicate our strategies with our third-party data centers, or their failure to perform as required or to properly protect our data, may result in operational difficulties which may adversely affect our business, financial condition and results of operations. If one of our third-party data centers fails, our other third-party data centers may not be able to meet our capacity requirements, which could result in interruptions to our business operations.
The data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with our data centers on commercially reasonable terms, we may experience costs or down time in connection with the transfer to new third-party providers.
The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close one or all of our third-party data centers without adequate notice, or other unanticipated problems at our data centers could result in lengthy interruptions in the day-to-day operations of our business. To date, we have not experienced these types of events, but we cannot provide any assurances that they will not occur in the future. If any such event were to occur to our business, our business could be harmed.
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

Risks Related to our Common Stock
There is no public trading market for shares of our common stock; therefore, it will be difficult for you to sell your shares. If you sell your shares outside of our share redemption program, you may have to sell them at a substantial discount from our estimated per share value.
There is no public market for our shares of common stock. In addition, if you sell your shares outside of our share redemption program, you may have to sell them at a substantial discount from our estimated per share value. The minimum purchase requirements and suitability standards imposed on prospective investors in our completed Initial Public Offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares outside of our share redemption program, you may not sell your shares to such buyer unless the buyer meets certain applicable blue sky (state-mandated) suitability standards, which may inhibit your ability to sell your shares. With respect to our share redemption program, it was recently suspended effective with redemptions being sought in the second quarter of 2012 and was reinstated effective with redemptions being sought in the second quarter of 2013. Our share redemption program has volume limitations and our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it may be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated per share value. It is also likely that your shares would not be accepted as the primary collateral for a loan.
The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.
Effective as of March 1, 2013, our board of directors established an estimated per share value of our common stock equal to $10.03 per share. For information regarding our estimated per share value, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Estimated Per Share Value" of this Annual Report on Form 10-K. As with any valuation methodology, the methodologies used to determine the estimated per share value are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated per share value determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated per share value is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated per share value upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated per share value on a national securities exchange; (iv) a third party would offer the estimated per share value in an arm's-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the per share value would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to the ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.
The estimated value of our shares was calculated as of specific date. The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding, the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are actively investing, including initiating and completing our development projects, the composition of our portfolio and the related multifamily fundamentals could change over time. As a result, stockholders should not rely on the estimated per share value as being an accurate measure of the then current value of our shares of common stock in making an investment decision, including whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in the DRIP.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is generally not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). If the IRS were to take a position that the estimated per share value does not reflect the fair market per share value, it is possible that we may be treated as offering our stock under our distribution reinvestment plan at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend. There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated as inadvertently paying preferential dividends.
You may not be able to sell your shares to us under the share redemption program.
Our board of directors may amend, suspend or terminate our share redemption program at any time. It was recently suspended effective with redemptions being sought in the second quarter of 2012 and was modified and reinstated effective with redemptions being sought in the second quarter of 2013. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.
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
In addition, while we have sufficient cash reserves as of December 31, 2013, in future periods we may not have sufficient funds to redeem shares. Historically, certain other Behringer sponsored real estate programs have limited redemptions in order to conserve capital.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock, 124,999,000 shares are designated as preferred stock and 1,000 shares are designated as convertible stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Investors will likely experience dilution of their equity investment in us in the event that we: (1) sell shares pursuant to our distribution reinvestment plan or in future public or private offerings; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of common stock upon the conversion of our convertible stock; (4)  issue restricted stock units or other awards pursuant to our Incentive Award Plan; or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.
Your investment will be diluted upon conversion of the Series A Preferred Stock.
In connection with the Modification Agreement, we issued to Behringer 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Behringer surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share (the “Prior Convertible Stock”), which we immediately canceled. Under limited circumstances, the Series A Preferred Stock may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. The Series A Preferred Stock is potentially more dilutive than the Prior Convertible Stock. Each share of Series A Preferred Stock is entitled to a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.
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
Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the per share value of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our shares of common stock outstanding on July 31, 2013, the aggregate distributions paid on such shares through the triggering event, and the value of our shares of common stock at the time of the applicable triggering event as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return.
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
Our Chief Executive Officer faces conflicts of interest related to the positions that he holds with entities affiliated with our Advisor, which could diminish the value of the services he provides to us.
Mr. Aisner, who serves as our Chief Executive Officer and a director, is also the Chief Executive Officer of the Advisor and our Property Manager, a director of several other Behringer sponsored programs, and the Chief Executive Officer and President of Behringer Harvard Holdings. As a result, he owes fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that he owes to us and our stockholders. Mr. Aisner’s loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in decisions and activities related to: (1) the Modification Agreement and our transition to self-management; (2) allocation of new investments, management time and services between us and the other entities; (3) the timing and terms of the investment in or sale of an asset; (4) the types of new investments we make with available cash; (5) the timing and amount of distributions to stockholders; (6) matters relating to the share redemption program, potential liquidity events and other strategic transactions; and (7) compensation, cost reimbursements and incentives to our Advisor, the Property Manager and other Behringer entities. Mr. Aisner is expected to serve as our Chief Executive Officer until the Self-Management Closing, at which point Mr. Alfieri, one of our employees and our current President and Chief Operating Officer, is expected to be appointed as our Chief Executive Officer.
Because a number of Behringer sponsored real estate programs use investment strategies that are similar to ours, our Advisor and its personnel will face conflicts of interest relating to the purchase of properties and other real estate-related assets, and such conflicts may not be resolved in our favor.
There may be periods during which one or more Behringer sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer sponsored programs may use investment strategies that are similar to ours. Advisor personnel are also the executive officers of other Behringer sponsored REITs and their advisors, the general partners of Behringer sponsored partnerships and/or the advisors or fiduciaries of other Behringer sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer sponsored programs decide whether to allocate any particular property to us or to another Behringer sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer sponsored programs own properties. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, because other Behringer sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.
Our Advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and our Property Manager and their affiliates, are entitled to substantial fees from us under the terms of the advisory management agreement, property management agreement and the Modification Agreement and related agreements. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with our Advisor, our Property Manager, and their affiliates, including the advisory management agreement, the property management agreement and the Modification Agreement;

•	property acquisitions from third parties, which entitle our Advisor to acquisition fees, debt finance fees and asset management fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition fees, asset management fees and debt financing fees payable to our Advisor;

•
determining the compensation paid to the Advisor’s employees for services provided to us, which could be influenced in part by whether the Advisor is reimbursed by us for the related salaries and benefits; and

•	cooperation with our transition to self-management.
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
Our Advisor and its affiliates face conflicts of interests caused by Behringer’s ownership of the Series A Preferred Stock.
Behringer owns 10,000 shares of Series A Preferred Stock. Under limited circumstances, the Series A Preferred Stock may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. The Advisor and its affiliates may be influenced to recommend certain actions to us if they are more likely to increase the value of the Series A Preferred Stock, such as transactions related to liquidity events, distributions, redemptions and other capital activities.
Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.
We rely, in part, upon the executive officers of our Advisor and the executive officers and employees of Behringer-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer sponsored programs, including (1) other public programs such as Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Short-Term Opportunity Fund I, and Behringer Harvard Mid-Term Value Enhancement Fund I, and (2) numerous private programs. These persons may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

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
Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our Advisor and our Property Manager. The operations of our Advisor and our Property Manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs. Until we complete our transition to a self-managed company, in the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.
General Risks Related to Investments in Real Estate
Since 2010, capitalization rates in major U.S. markets for multifamily communities have compressed. If capitalization rates remain compressed or decrease further, it may be more challenging for us to find attractive stabilized, income-producing investment opportunities. On the other hand, economic changes, interest rate increases, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.
There is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for stabilized multifamily communities have decreased for the last four years, particularly in the markets that we target. If capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or even increase. However, in such an environment it may be more difficult for us to find attractive stabilized, income-producing investment opportunities. This challenge may be exacerbated if the cost of debt financing increases where our ability to leverage returns through the use of debt financing could be negatively affected.
Despite these current trends, there could also be economic and real estate factors which could lead to a renewed increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of those assets upon sale. If we were required to sell investments into such a market, we could experience a substantial decrease in the value of our investments and those of our unconsolidated joint ventures. Apart from the potential for such results on any such sale, we may also be required to recognize an impairment charge in earnings in respect of assets we currently own.
High prolonged unemployment or U.S. political gridlock could adversely affect multifamily property occupancy and rental rates with high quality multifamily communities suffering even more severely.
Although unemployment has generally improved since 2012 and the resolution of the tax portion of the fiscal cliff debate provided some fiscal certainty, there are risks to the U.S. economy related to the global economy and continuing political debates over the U.S. debt limits and government spending levels which could reverse those trends. Stagnant or rising levels of unemployment in our multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

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
We intend to hold the various real properties and real estate-related assets in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that these objectives will not be met. Otherwise, we will have no obligation to sell properties at any particular time, except upon our liquidation. If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of our Initial Public Offering (which terminated on September 2, 2011), unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock. The liquidation proposal would include information regarding appraisals of our portfolio. By proxy, stockholders holding a majority of our shares could vote to approve our liquidation. If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.
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
As of December 31, 2013, 45 of our 55 investments in multifamily communities have been made through Co-Investment Ventures. In the future, we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

Any of the above might reduce our returns on a joint venture investment. With respect to our 45 multifamily community investments though Co-Investment Ventures, each investment is subject to buy/sell rights in the event of a dispute over a major decision, such as whether to dispose of the underlying property. These partner rights may also affect our ability to raise capital, both debt and equity, or the cost or terms of such capital. Such constraints could affect our overall cost of capital and the returns to stockholders.
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
We attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders may require that specific coverage against terrorism be purchased by property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than any potential capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.
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
Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area or Southern California) or destructive weather event (such as a hurricane, especially in Florida or the Washington, D.C. Area) affecting a region may have a significant negative effect on our financial condition and results of operations. As of December 31, 2013, we owned or had an ownership interest in properties that are located in the San Francisco Bay Area, Southern California, Florida and the Washington, D.C. Area. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
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
In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests (for purposes of this policy limitation and the target leverage ratio discussed below, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals). Our policy limitation, however, does not apply to individual real estate assets. As a result, we expect to borrow more than 75% of the value of any particular asset to the extent our board of directors determines that borrowing such amount is prudent. Such debt may be at higher leverage than REITs with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. We will seek a long-term leverage ratio of approximately 50% to 60% upon stabilization of our portfolio.
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
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain other negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.
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
The experience of our employees and our Advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans relating to multifamily communities is not as extensive as it is with respect to investments directly in real properties. However, we have made and may continue to make such loan investments to the extent we determine that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.
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
We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company's stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our Advisor likely will need to devote a substantial portion of their time to pursuing the tender offer-time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.
We may invest in CMBS that are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.
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
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment. We have not sought a tax opinion from counsel since September 30, 2011.
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
It is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Code. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
Our ownership of interests in TRSs raises certain tax risks.
A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation. In addition, a TRS may be prevented from deducting interest on debt funded directly or indirectly by its parent REIT if certain tests regarding the TRS’s debt to equity ratio and interest expense are not satisfied. A REIT’s ownership of securities of TRSs will not be subject to the 10% vote or value tests or 5% asset test. We currently own interests in TRSs and may acquire securities in additional TRSs in the future.
Our TRSs may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of the dividend and other income from our TRSs and will take actions intended to keep this income, and any other nonqualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will in all cases prevent such a violation.
We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions” or “excess interest.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our tenants by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s length negotiations.
Certain fees paid to us may affect our REIT status.
Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues (as determined by the Code, which is expected to be significantly less than our reported revenue) for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.
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
We intend to maintain the status of the Operating Partnership as a partnership (or other flow-through entity) for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as an entity taxable as a partnership, the Operating Partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
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
As part of our joint ventures, such as our joint ventures with the PGGM Co-Investment Partner and the MW Co-Investment Partner, we have and we may in the future form subsidiary REITs that will acquire and hold assets. In order to qualify as a REIT, among numerous other requirements, each subsidiary REIT must have at least 100 persons as beneficial owners after the first taxable year for which it makes an election to be taxed as a REIT and satisfy all of the other requirements for REITs under the Code. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT for whatever reason, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which are unlikely to be available. If we were disqualified from treatment as a REIT we would lose the ability to deduct from our income distributions that we make to our stockholders, and there would be a negative impact on our operations and our stockholders' investment in us.
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
U.S. stockholders may be subject to Medicare tax on unearned income.
A U.S. holder that is an individual is subject to a 3.8% tax on the lesser of (1) the U.S. holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. holder’s modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals may be between $125,000 and $250,000, depending on the individual’s circumstances). A U.S. holder that is an estate or trust that does not fall into a special class of trusts that is exempt from such tax is subject to the same 3.8% tax on the lesser of its undistributed net investment income and the excess of its adjusted gross income over a certain threshold. A U.S. holder’s net investment income will include, among other things, dividends on and capital gains from the sale or other disposition of shares. Prospective U.S. holders that are individuals, estates or trusts should consult their tax advisors regarding the effect, if any, of this Medicare tax on their ownership and disposition of our common stock.
Certain stockholders may be subject to other withholding and reporting requirements under FATCA.
Sections 1471 through 1474 of the Code and the Treasury Regulations promulgated thereunder (“FATCA”) generally impose a withholding tax of 30% on certain gross amounts of income not effectively connected with a U.S. trade or business paid to certain “foreign financial institutions” and certain other U.S.-owned “non-financial foreign entities,” unless various information reporting requirements are satisfied. Amounts subject to withholding under FATCA generally include gross U.S.-source dividend, paid on or after July, 1, 2014, and gross proceeds from the sale of stock, paid on or after January 1, 2017. To avoid withholding under FATCA, stockholders that are subject to these rules generally will be obligated to comply with certain information reporting and disclosure requirements, including, in the case of any “foreign financial institution,” entering into an agreement with the IRS or registering with the tax authority in its country of tax residence, if that country has entered into and implemented an “intergovernmental agreement” with the United States on FATCA. Stockholders are encouraged to consult their own tax advisers regarding the possible application of FATCA to their investment in our shares.

Risks Related to Investments by Benefit Plans Subject to ERISA and Certain Tax-Exempt Entities (including IRAs)
If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations and other duties under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment in our shares, for which no public trading market exists, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually. For information regarding our estimated per share value, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information" of this Annual Report on Form 10-K. We can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Description of Properties and Real Estate-Related Assets
We make real estate investments through wholly owned entities or through Co-Investment Ventures, which may in turn invest through Property Entities. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. As of December 31, 2013, we had 51 consolidated multifamily communities (including 17 developments), one unconsolidated joint venture debt investment in another multifamily community, where the joint venture has made a loan investment to a Property Entity, and three separate, wholly owned debt investments, consisting of mezzanine loans, in three other multifamily communities. As of December 31, 2012, we had 47 consolidated multifamily communities, one unconsolidated joint venture debt investment in another multifamily community, where the joint venture has made a loan investment to the Property Entity, and three separate, wholly owned debt investments in three other multifamily communities.
The following tables present our consolidated real estate investments and our investment in an unconsolidated real estate joint venture as of December 31, 2013. The equity and loan investments are separately categorized based on geographic region and the stages in the development and operation of the investment. All categorizations are based on its status as of December 31, 2013. The definitions of each stage are as follows:

•	Same Store are communities that are stabilized (the earlier of 90% occupancy or one year after completion) for both the current and prior reporting year.

•	Stabilized Non-Comparable are communities that have been stabilized or acquired after January 1, 2012.

•	Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•	Developments are communities currently under construction for which leasing activity has not commenced.

						As of December 31, 2013
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Operating Properties by Geographic Region(f)
Same Store:
Florida
The District Universal Boulevard	Orlando, FL	425	55%	2010	2009	94%	$1,121	$57.6
Satori	Fort Lauderdale, FL	279	52%	2007	2010	96%	2,100	76.1
Georgia
The Reserve at LaVista Walk	Atlanta, GA	283	100%	2010	2008	96%	1,334	34.4
Mid-Atlantic
55 Hundred	Arlington, VA	234	55%	2007	2010	94%	1,831	74.1
Bailey's Crossing	Alexandria, VA	414	53%	2007	2010	94%	1,899	120.1
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2004	97%	1,533	56.4
The Cameron	Silver Spring, MD	325	55%	2007	2010	94%	2,022	95.8
The Lofts at Park Crest	McLean, VA	131	55%	2010	2008	92%	3,222	41.9
Mid-West
Burnham Pointe	Chicago, IL	298	100%	2010	2008	94%	2,254	78.9
Mountain
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	92%	1,825	71.5
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	94%	1,402	51.8
Skye 2905	Denver, CO	400	55%	2008	2010	94%	1,566	92.7
The Venue	Clark County, NV	168	55%	2008	2009	92%	899	23.4
New England
Stone Gate	Marlborough, MA	332	55%	2011	2007	95%	1,503	57.9
West Village	Mansfield, MA	200	55%	2011	2008	96%	1,627	32.2
(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2013
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Northern California
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	55%	2010	2003	94%	1,557	33.1
Acappella	San Bruno, CA	163	100%	2010	2010	96%	2,498	48.3
Argenta	San Francisco, CA	179	55%	2011	2008	96%	3,479	84.6
Renaissance Phase I	Concord, CA	132	55%	2011	2008	96%	2,213	37.0
Northwest
Tupelo Alley	Portland, OR	188	55%	2010	2009	95%	1,453	36.6
Southern California
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	93%	1,963	52.6
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	98%	3,432	73.7
The Gallery at NoHo Commons	Los Angeles, CA	438	55%	2009	2008	95%	1,547	93.0
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	95%	2,230	33.5
Texas
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	96%	1,282	40.9
Eclipse	Houston, TX	330	55%	2007	2009	94%	1,338	46.5
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	95%	1,241	53.5
Uptown Post Oak	Houston, TX	392	100%	2010	2008	97%	1,704	57.5
Total Same Store		7,747			2008	95%	1,728	1,655.6

Stabilized Non-Comparable:
Mountain
Veritas (g)	Henderson, NV	430	52%	2007	2011	94%	1,007	56.5
New England
Pembroke Woods	Pembroke, MA	240	100%	2012	2006	97%	1,433	39.9
Texas
Allegro (h)	Addison, TX	393	100%	2010	2013	95%	1,474	54.4
Grand Reserve (g)	Dallas, TX	149	74%	2010	2009	94%	2,055	29.1
Total Stabilized Non-Comparable		1,212			2010	95%	1,372	179.9

Lease Up:
Florida
The Franklin Delray	Delray Beach, FL	180	55%	2012	2013	71%	N/A	33.0
Northern California
Vara	San Francisco, CA	202	100%	2013	2013	88%	N/A	107.2
Total Lease Up		382			2013	80%	N/A	140.2

Total Operating Properties		9,341			2009	94%	$1,680	$1,975.7

						As of December 31, 2013
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Estimated Quarter (“Q”) of Completion(c)	Construction in Progress (in millions)
Developments by Geographic Region(f)
Florida
Brickell	Miami, FL	418	44%	2013	4Q 2015	$31.2
Uptown Delray	Delray Beach, FL	146	100%	2013	1Q 2016	4.3
Georgia
Peachtree	Atlanta, GA	327	44%	2013	4Q 2015	11.6
Mid-Atlantic
The Marlowe	Rockville, MD	366	90%	2013	4Q 2016	19.9
Tysons Corner	Tysons Corner, VA	461	50%	2013	1Q 2016	45.8
Mountain
Point 21	Denver, CO	212	55%	2012	1Q 2015	20.3
New England
Everly	Wakefield, MA	186	55%	2012	1Q 2015	21.7
Zinc	Cambridge, MA	392	55%	2012	4Q 2015	50.3
Northern California
Renaissance Phase II	Concord, CA	180	55%	2011	3Q 2016	9.4
Southern California
Blue Sol	Costa Mesa, CA	113	100%	2013	4Q 2014	27.7
Mission Gorge	San Diego, CA	444	100%	2013	1Q 2016	41.3
Texas
4110 Fairmount	Dallas, TX	299	55%	2012	3Q 2014	34.2
The Alexan	Dallas, TX	365	50%	2010	2Q 2016	28.7
Allusion West University	Houston, TX	231	55%	2012	4Q 2014	33.0
Arpeggio Victory Park	Dallas, TX	377	55%	2012	3Q 2014	46.4
Muse Museum District	Houston, TX	270	55%	2012	2Q 2015	29.1
SEVEN	Austin, TX	220	55%	2011	4Q 2014	24.3
Total Developments		5,007				$479.2
Total Consolidated Real Estate		14,348
____________________________________________________________

(a)
Ownership percentage represents our share of contributed capital. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Venture partners.

(b)	Year of initial investment represents the year of our initial equity investment in the multifamily community.

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

(d)
Physical occupancy is defined as the residential units occupied for Same Store, Stabilized Non-Comparable and Lease Up communities as of December 31, 2013 divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2013, the total gross leasable area of retail space for all of these communities is approximately 160,000 square feet, which is approximately 2% of total rentable area. As of December 31, 2013, approximately 79% of the 160,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates are based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2013 for Same Store and Stabilized Non-Comparable properties. Monthly rental revenue per unit only includes base rents for the occupied units, including the effects of any rental concessions and affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the year ended December 31, 2013, these other charges were approximately $16.8 million, approximately 9% of total combined revenues for the period. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space. Because monthly rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for Same Store and Stabilized Non-Comparable communities as of December 31, 2013.

(f)
Geographic regions not identified to a state are defined in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Portfolio” of this Annual Report on Form 10-K.

(g)	These properties were consolidated during the year ended December 31, 2012, and accordingly did not meet the definition of Same Store for 2013 and 2012.

(h)	In 2013, we completed construction of Phase II adding an additional 121 units.

Development	Location	Units	Ownership % (a)	Maturity Date (b)	Fixed Interest Rate	Loan Balance as of December 31, 2013
Loan Investments by Geographic Region(c)
Developments
Florida
Kendall Square	Miami Dade County, FL	321	100%	January 2016	15.0%	$12.3
Mountain
Jefferson at One Scottsdale	Scottsdale, AZ	388	100%	December 2015	14.5%	22.6
Texas
Jefferson Center	Richardson, TX	360	100%	September 2016	15.0%	8.9
Jefferson Creekside (d)	Allen, TX	444	55%	August 2015	14.5%	14.1
Total Loan Investments		1,513				$57.9
_________________________________________________________

(a)
Ownership percentage represents our share of the loan investment based on contributed capital. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Venture partners.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the receipt of an extension fee of 0.50% of the applicable loan balance.

(c)
Geographic regions not identified to a state are defined in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Portfolio” of this Annual Report on Form 10-K.

(d) Of the loan total, $5.1 million is included in investment in an unconsolidated real estate joint venture.
For additional information regarding our real estate portfolio, see Part I, Item 1, “Business” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any material legal or regulatory proceedings contemplated by governmental authorities.

Item 4.   Mine Safety Disclosures

Not applicable.

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

Estimated Per Share Value

On March 1, 2013, our board of directors established an estimated per share value of the Company’s common stock effective as of March 1, 2013 equal to $10.03 per share.  See Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, for additional information on this estimated per share value. Our current intention is to update our estimated per share value in connection with the filing of our second quarter 2014 Form 10-Q, but in any event, no later than 18 months from March 1, 2013 and do not anticipate publishing any new estimated per share value prior to the board of directors establishing such estimated per share value. Prior to such updated estimated per share value, we provide the following cautions and limitations:

The estimated value of our shares was calculated as of a specific date.  The estimated value of our shares is expected to fluctuate over time in response to, including but not limited to, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding, the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are actively investing, including initiating and completing our development projects, the composition of our portfolio and the related multifamily fundamentals could change over time.

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

As with any valuation methodology, the methodologies used to determine the estimated per share value are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated per share value may also not represent the amount that our shares would trade at on a national exchange, the amount that would be realized in the sale or liquidation of the Company or what a common stockholder would realize in a sale of shares.

There is no assurance that our methodologies used to estimate per share value would be acceptable to FINRA with respect to its reporting requirements or in compliance with the annual valuation requirements under ERISA and the Code.

Accordingly, stockholders and others are cautioned in the use of our estimated per share value in future periods; any such use should be reviewed in connection with other GAAP measurements presented subsequent to March 1, 2013.
Holders
As of February 28, 2014, we had approximately 168.9 million shares of common stock outstanding held by a total of approximately 47,000 stockholders of record.
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

In addition, with our focus on development investments, there may be a lag before receiving the income from such investments.  During this period, we may use portions of our available cash balances and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.

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

During periods when our operating cash flow has not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of our available cash balances to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  The participation in our DRIP will also reduce the cash portion of our distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

Distribution Activity

Special Cash Distribution

As discussed above under Part I, Item 1, “Business — Distribution Policy” of this Annual Report on Form 10-K, in March 2012 our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was accrued for financial statement purposes during the three months ended March 31, 2012, and was paid on July 11, 2012.  There have been no other special cash distributions authorized or paid through December 31, 2013.

Regular Distributions

The following table shows the regular distributions paid and declared for the years ended December 31, 2013 and 2012 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions Paid	Funds from Operations (b)	Cash Flow from Operating Activities (c)	Total Distributions Declared (d)	Declared Distributions Per Share (d)
2013
4th Quarter	$7.0	$7.7	$14.7	$13.7	$19.5	$14.9	$0.089
3rd Quarter	7.1	7.8	14.9	0.6	13.5	14.9	0.088
2nd Quarter	7.1	7.8	14.9	14.0	23.1	14.7	0.087
1st Quarter	6.8	7.7	14.5	13.7	20.5	14.5	0.086
Total	$28.0	$31.0	$59.0	$42.0	$76.6	$59.0	$0.350

2012
4th Quarter	$6.7	$7.8	$14.5	$12.3	$18.4	$14.7	$0.088
3rd Quarter	6.6	8.0	14.6	10.2	16.9	14.7	0.088
2nd Quarter	8.1	10.0	18.1	6.7	16.6	14.4	0.087
1st Quarter	10.9	13.9	24.8	9.1	11.5	24.8	0.150
Total	$32.3	$39.7	$72.0	$38.3	$63.4	$68.6	$0.413

(a)	Regular distributions accrue on a daily basis and are paid in the following month.

(b)   Funds from operations (“FFO”) represents our net income (loss) adjusted primarily for depreciation and amortization expense and excludes gains on sale of real estate.  For a reconciliation of our net income (loss) to FFO, see “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” below.

(c)
Cash flow from operating activities has not been reduced by distributions to noncontrolling interests for operating activities of $25.0 million and $20.4 million for the years ended December 31, 2013 and 2012, respectively. See the paragraph below for additional discussion.

(d)   Represents distributions accruing during the period.

Cash flow from operating activities exceeded regular distributions by $17.6 million for the year ended December 31, 2013 while regular distributions exceeded cash flow from operating activities by $8.6 million for the year ended December 31, 2012.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the year ended December 31, 2013, we distributed an estimated $25.0 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $51.6 million, which was less than our regular distributions by $7.4 million.  For the year ended December 31, 2012, we distributed an estimated $20.4 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $42.9 million, which was less than our regular distributions by $29.1 million.  Further, our regular distributions exceeded our funds from operations by $17.0 million and $33.7 million for the years ended December 31, 2013 and 2012, respectively.  The improvement in the difference between our cash flow from operating activities, both as reported and adjusted, and from our funds from operations are due to improved operations in our multifamily communities and the decrease in the regular distribution rate. Our distribution rate was reduced from 6.0% to 3.5% (based on $10 per share) effective April 1, 2012.

During the years ended December 31, 2013 and 2012, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were our share of proceeds from the sale of properties, financing proceeds not directly related to a development and the sale of noncontrolling interests. As of December 31, 2013 we had cash and cash equivalents balances of $319.4 million, a significant portion of which related to the December 2013 sale of noncontrolling interests to PGGM of $146.4 million, our share of 2013 property sales of $205.3 million and 2013 financings not directly related to a development of $78.0 million.

Over the long-term, as we continue to make additional investments in income producing multifamily communities and as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.
On March 19, 2012, our board of directors, considering the current and expected operations of the Company, authorized regular distributions payable to stockholders of record each day during the second quarter of 2012 equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), a reduction from the previous annual rate of 6.0%. Our board of directors has authorized daily distributions at this rate through March 31, 2014. With the change, more of our distributions have been paid from current earnings and cash flow from operations. There is no assurance that these operating trends will continue for future periods.
During 2013 and 2012, our distributions were classified as follows for federal income tax purposes:

	2013	2012
Ordinary income	35.8%	7.8%
Capital gains	32.2%	13.7%
Section 1250 recapture capital gains	3.5%	2.6%
Return of capital	28.5%	75.9%
Total	100%	100%
The classification changes in 2013 were primarily due to increased dispositions in 2013 as compared to 2012, improved operating performance and the decrease in the distribution rate for the full year of 2013. In 2012, our capital gains and associated tax classification related to a sale of a single multifamily community.

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

The net offering proceeds to us from the Initial Public Offering, after deducting the total expenses incurred described above, were $1.3 billion.  From the commencement of the Initial Public Offering through December 31, 2013, we have used all of the net offering proceeds to invest in real estate and real estate-related investments, net of related debt.  Of the amount used for these investments, approximately $49.6 million was paid to the Advisor as acquisition and advisory fees and acquisition expense reimbursements. Not included in our amount invested are commitments related to our developments which as of December 31, 2013 had not yet been incurred.

Share Redemption Program

As we previously announced in the Current Report on Form 8-K filed with the SEC on June 22, 2012 in connection with the Company’s consideration of a strategic review, the Company came into possession of material non-public information.  Based on the advice of outside legal counsel, our board of directors decided that suspending our share redemption program (“SRP”) was in the best interests of the Company and its stockholders.  Accordingly, effective as of June 18, 2012, our board of directors indefinitely suspended our SRP effective for redemptions being sought for the second quarter of 2012.  However, in connection with its determination of the estimated value of our shares, our board of directors modified and reinstated our SRP, which permits our stockholders to sell their shares back to us subject to the significant conditions and limitations of the program.  The modified and reinstated SRP was effective as of March 1, 2013 and the first time period redemptions were considered under the modified and reinstated SRP was at the end of the second quarter of 2013 with respect to redemptions to be made in the third quarter of 2013. No redemptions were made during the second quarter of 2013.

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

•	There is no time limitation for those seeking an Exceptional Redemption.

•	The effective date of any redemption will be the fifth business day following the date the board of directors approves the redemption.

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

During the fourth quarter ended December 31, 2013, we redeemed and purchased shares as follows:

	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs (a)
October	—	$—	—	—
November	—	—	—	—
December	797,589	8.78	797,589	—
	797,589	$8.78	797,589	—

(a)	A description of the maximum number of shares that may generally be purchased under our SRP is included in the narrative preceding this table.

Since the Company reinstated the SRP, because of the SRP’s funding limits, the Company has not been able to satisfy all properly submitted redemption requests and has been satisfying requests for Ordinary Redemptions on a pro rata basis. Beginning with the second quarter of 2013 (the quarter the SRP was reinstated), the tables below show the number of shares related to the quarterly redemption requests and paid redemptions for Ordinary Redemptions and Exceptional Redemptions. Generally, unfulfilled redemption requests from one quarter are carried forward to the following quarter. The column amount of new redemption requests in the table do not include carried forward redemption requests.

	Carried Forward Unfulfilled Redemption Requests	New Redemption Requests	Paid Redemptions	Unfulfilled Redemption Requests at End of Quarter
Ordinary Redemptions:
2nd Qtr 2013	—	2,476,064	—	2,476,064
3rd Qtr 2013	2,476,064	610,336	(521,470)	2,564,930
4th Qtr 2013	2,564,930	735,757	(651,928)	2,648,759

Exceptional Redemptions:
2nd Qtr 2013	—	904,393	(904,393)	—
3rd Qtr 2013	—	259,099	(259,099)	—
4th Qtr 2013	—	145,658	(145,658)	—

As of December 31, 2013, we have 2.6 million total shares of unfulfilled redemption requests, all of which are Ordinary Requests. Based on our current SRP redemption price for Ordinary Requests of $8.53 per share, this represents a redemption value of approximately $22.6 million.

Stock-Based Compensation
For information regarding securities authorized for issuance under our equity compensation plan, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data
We made our first investment in an unconsolidated real estate joint venture in April 2007 and our first investment in a wholly owned multifamily community in September 2009. Through 2008, a large proportion of our investments were in developments of multifamily communities. Beginning in 2009, we began increasing our investment in stabilized operating multifamily communities and in investments reported on the consolidated method of accounting. In 2011, we began to increase our investments in developments. The following table lists the number of investments consolidated by us or made through unconsolidated Co-Investment Ventures and each investment's classification as operating, lease up or development for the last five years:

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated communities	54	50	41	10	3
Investments in unconsolidated real estate joint ventures	1	1	1	23	17
Total	55	51	42	33	20

Stabilized communities	32	36	36	26	8
Lease up communities, including mezzanine loans	2	1	0	7	10
Development, including mezzanine and land loans	21	14	6	—	2
Total	55	51	42	33	20
As shown in the table above, we have increased the total number of investments and the number of our investments classified as operating multifamily communities. The number of communities classified as development or lease up has varied depending on their improvement status at different points in time. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities than development and lease up properties. We have also increased our consolidated communities which resulted in gross reporting of assets, liabilities, revenues and expenses. Accordingly, the following selected financial data reflects significant increases in many categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$319.4	$450.6	$655.5	$52.6	$77.5
Net operating real estate	$1,975.7	$2,054.1	$1,997.9	$523.1	$159.0
Construction in progress, including land	$479.2	$151.6	$15.7	$0.9	$—
Total assets	$2,898.6	$2,744.7	$2,805.7	$958.8	$525.7
Debt	$1,039.1	$989.6	$924.5	$157.4	$51.3
Total liabilities	$1,142.3	$1,048.3	$992.2	$188.0	$74.7
Redeemable, noncontrolling interests	$22.0	$8.6	$8.5	$—	$—
Non-redeemable, noncontrolling interests	$456.2	$365.4	$413.1	$—	$—
Total equity attributable to common stockholders	$1,278.1	$1,322.5	$1,391.9	$770.8	$451.0
Total equity	$1,734.3	$1,687.8	$1,805.0	$770.8	$451.0

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Rental revenues	$190.6	$171.8	$63.3	$25.9	$2.6
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	$1.3	$(1.2)	$(6.8)	$(5.2)	$1.3
Interest income	$8.5	$7.2	$3.4	$1.4	$1.1
Depreciation and amortization expenses	$(86.1)	$(99.7)	$(36.9)	$(18.9)	$(1.9)
Interest expense	$(23.8)	$(31.4)	$(11.0)	$(4.9)	$(0.1)
Acquisition expenses	$(3.7)	$(2.5)	$(6.2)	$(10.8)	$(3.3)
Net income (loss)	$32.6	$(30.2)	$94.5	$(34.6)	$(8.3)
Income (loss) from continuing operations	$(17.5)	$(40.8)	$94.9	$(33.4)	$(6.5)
Income (loss) from continuing operations per share	$(0.08)	$(0.15)	$0.71	$(0.40)	$(0.20)
Distributions declared per share	$0.35	$0.41	$0.60	$0.67	$0.69
Cash Flow Data:
Cash provided by operating activities(a)	$76.7	$63.4	$31.7	$2.6	$0.2
Cash used in investing activities	$(306.6)	$(221.6)	$(9.7)	$(461.2)	$(341.0)
Cash (used in) provided by financing activities	$98.7	$(46.6)	$580.9	$433.7	$394.5
Other Information:
FFO(b)	$42.0	$38.3	$149.0	$8.5	$(0.7)
MFFO(b)	$46.3	$41.0	$34.2	$18.7	$4.6
_______________________________________________________________________________

(a)
Included as a deduction to cash flow provided by operating activities in 2013, 2012, 2011, and 2010 is $3.7 million,$2.5 million, $6.3 million, and $12.1 million, respectively, of acquisition expenses paid in cash, including our share for equity in earnings of investments in unconsolidated real estate joint ventures.

(b)
We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, are helpful as measures of operating performance. FFO and MFFO are non-GAAP performance financial measures. FFO or MFFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO or MFFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. For a description of how we calculate FFO and MFFO including a discussion of year over year changes and a reconciliation to GAAP net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a REIT for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of December 31, 2013, all but one of our investments have been made in multifamily communities located in the top 50 MSAs.  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners.

We have investments in 55 multifamily communities as of December 31, 2013.  Of the 55 multifamily communities, we wholly own seven multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 10 wholly owned investments. The remaining 45 multifamily communities are held through Co-Investment Ventures, all reported as consolidated but one, which is reported on the equity method of accounting.  The one unconsolidated multifamily community holds a debt investment. We have funded these investments and intend to fund future investments with a combination of sources, including available cash, dispositions, mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

Our investment strategy is designed to provide our stockholders with a diversified portfolio, and our management and board of directors have extensive experience in investing in numerous types of real estate, loans and other investments to execute this strategy. We intend to focus on acquiring and developing high quality multifamily communities that will produce increasing rental revenue and will appreciate in value within our targeted life. Our targeted communities include existing core properties, as well as properties in various phases of development, redevelopment, lease up or repositioning which we intend to transition to core properties.  Further, we may invest in other types of commercial real estate, real estate-related securities and mortgage, bridge, mezzanine, land or other loans, or in entities that make investments similar to the foregoing. Although we intend to primarily invest in real estate assets located in the United States, in the future, we may make investments in real estate assets located outside the United States.

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

Investments in multifamily communities have benefited from changing demographic, housing and supply trends. These demographic trends include the echo-boomer generation coming of age and entering the rental market, growth in non-traditional households, and increased immigration, all groups that have high proportions of renters. Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Furthermore, supply of new multifamily communities had been limited coming out of the last recession. Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last two years, which have been greater than historical averages.  While we believe these trends will still be relatively favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive, we also believe the near term absorption of supply in certain markets could affect future rental rate growth rates. Because the period required to develop new multifamily communities is 18 to 36 months and because local economic growth is generally expected to support the new supply, we believe the effect on our multifamily communities will be incremental over time, resulting in growth rates moving closer to historical averages, and less likely to result in declines.  However, the timing and magnitude of these trends are affected by many factors some of which will vary by each local market.

We have and expect to continue to utilize Co-Investment Ventures in our investment strategy. Co-Investment Ventures’ equity allows us to expand the number and size of our investments, allowing us to obtain interests in multifamily communities we might otherwise not have access to. With a larger portfolio of investments we believe we are also diversifying and managing our risk.  Accordingly, we have used Co-Investment Ventures in many of our different types of investments, including stabilized and development communities and loan investments. While co-investments can provide us with a cost effective source of capital, this strategy may prolong the period to deploy our available cash balances and realize returns on investments.

We currently have available cash balances, primarily from dispositions and financings, which we are seeking to invest on attractive terms.  In the current acquisition environment, we believe that investing in multifamily developments may be more attractive than investing in stabilized multifamily communities. In particular, investing in developments is projected to allow ownership at a lower cost per unit and higher stabilized yield. Competition for new developments is increasing but our available liquidity may be a competitive advantage in sourcing new investments. Developments also provide an advantage due to updated amenities resulting in higher resident appeal and in fewer capital expenditures as compared to older multifamily communities.

In pursuing a development focus, we will generally partner with experienced developers and obtain guaranteed maximum construction contracts whenever possible. The developers will receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually one or two years after substantial completion.

Similar to our co-investment strategy, the decision to focus primarily on developments rather than acquisitions will affect our near-term operating cash flow. Developments require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We will attempt to minimize these risks by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use available cash or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments.

Developments also include risks related to development schedules, costs and lease up. Local governmental entities have approval rights over new developments, where the permitting process and other approvals can result in delays and additional costs. Estimated construction costs are based on labor, material and other market conditions at the time budgets are prepared, and we intend to use guaranteed maximum construction contracts when possible; however, actual costs may differ due to the available supply of labor and materials and as market conditions change. Rental rates at lease up are subject to local economic factors and demand, competition and absorption trends, which could be different than the assumptions used to underwrite the development. Accordingly, there can be no assurance that all development projects will be completed at all and/or completed in accordance with the projected schedule, cost estimates or revenue projections.

We may also invest our available cash in multifamily-related debt investments. Because government-sponsored entities (“GSEs”) typically do not lend on development properties during construction and banks and other debt providers tend to limit financing to approximately 70% of total costs, we may have lending opportunities with creditworthy borrowers that would provide favorable short-term returns (one to five years). We will seek out these loan investments either as mezzanine or land loans. For mezzanine loans, we will provide financing that is subordinate to the developer’s senior construction loan but senior to the developer’s equity, which we expect to be in the range of 10% to 15% of the total development cost. The mezzanine loans are secured by a pledge, typically of ownership interests in the respective multifamily community development, and will carry interest rates ranging from 12% to 15% for a base term of three years. These loans generally require one to six months to fully fund the loan commitment with interest payments fully or partially deferred until operations have stabilized or the loan is paid off. For land loans, we will finance the developer’s acquisition of the land, usually for a period of approximately one to two years at interest rates ranging from 10% to 13% and require a first lien mortgage as collateral. Similar to mezzanine loans, we will also generally require 10% to 15% of developer equity for each land loan.

While the recent investing trends have positively benefited our multifamily valuations and operations, these trends have also led to increased competition for stabilized multifamily investments, particularly in the markets and with the quality and characteristics that we target, which has resulted in multifamily acquisition prices increasing faster than their underlying returns, a characteristic referred to as capitalization rate compression.  During these periods of capitalization rate compression, we will still continue to evaluate stabilized acquisitions and seek out properties and structures where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers. Although we do not expect stabilized acquisitions to be our primary investment strategy, we will take advantage of such opportunities when they meet our targeted return objectives.
When appropriate, we may also incorporate into our investment portfolio lease up properties, generally newly completed multifamily developments that have not started or just started leasing, which may provide for more timely realization of operating cash flow than value-add redevelopments or traditional developments. Additionally, we may also invest in value-added multifamily communities. Generally, we would make other capital improvements to aesthetically improve the asset and its amenities, increase rents, and stabilize occupancy with the goal of adding an attractive increase in yield and improving total returns.
The demand for multifamily acquisitions may also provide opportunities to selectively monetize our existing portfolio and potentially make new investments in multifamily communities with greater total return prospects.  In reviewing a sale opportunity, we may evaluate total return prospects on an individual property basis, which would include specific property characteristics such as current market value, rental rate growth, operating costs or competition.  We may also make an evaluation based on the sub-market or region, which would include factors related to macro-economic conditions, overall multifamily supply trends or investor demand and our own assessment of our critical mass in a market which may result in our decision to exit an entire region.  Because older properties have higher capital and maintenance requirements and may not attract higher rents, we will also monitor the overall age of our portfolio, selling certain communities to maintain targeted age characteristics.  For the last three years ended December 31, 2013, we have sold partial or entire interests in 12 multifamily communities, generating consolidated cash proceeds of $357.5 million, recognizing gains of $191.8 million and net increases to additional paid-in capital of $30.6 million.

Commencement of Transition to Self-Management

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 6, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and as further described in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions,” of this Annual Report on Form 10-K, on July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer Harvard Multifamily Advisors I, LLC, our external advisor (the “Advisor”) and its affiliates (collectively “Behringer”) beginning the process of becoming self-managed. Effective July 31, 2013, we and Behringer entered into a Master Modification Agreement (the “Modification Agreement”), which set forth various terms of and conditions to the modification of the business relationships between us and Behringer. In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and began hiring other employees. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014, and where we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. As of February 28, 2014, we have hired two additional employees and intend to hire other employees both before and after June 30, 2014 in our transition to self-management. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

At the Initial Closing, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer. As part of the consideration for issuing the Series A Preferred Stock, Behringer surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the per share value of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our shares of common stock outstanding on July 31, 2013, the aggregate distributions paid on such shares through the triggering event, and the value of the Company at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder or to the stockholders in total as of the triggering event. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return. At any time after July 31, 2018, we may redeem all, and not less than all, of the then outstanding shares of Series A Preferred Stock (excluding any shares of Series A Preferred Stock for which a triggering event has occurred) at a price per share of Series A Preferred Stock equal to the $10 per share liquidation preference plus any declared and unpaid dividends.

In addition, at the Initial Closing, we acquired from Behringer the GP Master Interest in the Master Partnership. The purchase price for the GP Master Interest was $23.1 million. This acquisition entitles us to, among other things, the advisory and incentive fees that Behringer would have otherwise been entitled to receive. See Part I, Item1, “Business — Co-Investment Ventures — Structure of Co-Investment Ventures” for further discussion of the Master Partnership.

Mr. Aisner, who will remain an employee of Behringer, will continue as our Chief Executive Officer until the self-management process is completed, after which time Mark T. Alfieri will become our Chief Executive Officer in addition to the positions he now holds. From now through the Self-Management Closing, Behringer will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer under the prior agreements. In addition, during the period from the Initial Closing through September 30, 2014, Behringer will provide general transition services in support of our transition to self-management. Following the completion of our transition to being a self-managed company, Behringer will continue to provide certain capital markets and administrative support services to us.

For more information regarding these arrangements, please refer to Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions,” of this Annual Report on Form 10-K, as well as exhibits filed with our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, our Current Report on Form 8-K filed with the SEC on August 6, 2013, each available at www.sec.gov or the website maintained for us at www.behringerinvestments.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our DRIP.  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated per share value as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated per share value.  For the years ended December 31, 2013 and 2012, the DRIP offering price averaged $9.51 and $9.48, respectively.  As of December 31, 2013, we have sold approximately 16.0 million shares under our DRIP for gross proceeds of approximately $152.1 million.  There are approximately 84 million shares remaining to be sold under the DRIP.

Per the terms of the DRIP, we currently expect to offer shares for approximately the next four years through 2018, which would be the sixth anniversary of the termination of our Initial Public Offering, although our board of directors has the discretion to extend the DRIP beyond that date, in which case we will notify participants of such extension.  We may suspend or terminate the DRIP at any time by providing ten days’ prior written notice to participants, and we may amend or supplement the DRIP at any time by delivering notice to participants at least 30 days prior to the effective date of the amendment or supplement.  Notice may be delivered by use of U.S. mail, electronic means or by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all of which are filed with the SEC.

Shares of our common stock are not currently listed on a national securities exchange.  Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next two to four years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.

Distributions

Regular Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 6.0% (based on a purchase price of $10.00 per share) for the period from September 1, 2010 to March 31, 2012 and 3.5% from April 1, 2012 through March 31, 2014.  See further discussion under “Distribution Policy — Distribution Activity” below.

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

Market Outlook

For the full year 2013, gross domestic product (“GDP”) grew at a rate of 1.9%, down from 2.8% in 2012 but still trending within annual figures since the end of the recession in 2010. The momentum that was expected after the third quarter economic reports appeared to fade later in the year as annualized GDP for the fourth quarter came in at a disappointing 2.4%. The decline was attributed to reduced government spending, weakness in the housing market and less capital investment. Whether these factors and the slow growth at the start of 2014 are due to a particularly harsh winter or systemic economic weakness is not clear. Many economists are still projecting higher growth in 2014 as higher employment should lead to increased consumer spending and the 2013 reductions in government spending, which include the government shutdown and the effects of the sequestration, are not expected to be as severe in 2014. While the current GDP growth rate is further evidence of a slow, tepid recovery, analysts also emphasize the long-term positive trends in employment, consumer spending and exports, where the U.S. and global economies are more financially stable than at any period since the end of the recession. Further, the U.S. Federal Reserve expects to continue to wind down its bond buying stimulation program, stating it would take a “significant change” to the economy’s prospects to change its course.

While the U.S. economy continued on a modest recovery during 2013, the multifamily sector had another year of above average growth in rental rates while maintaining good occupancy levels. This is a function of positive demand, supply and local economic fundamentals. While we believe these factors will continue to be favorable factors for 2014, there are signs that performance may be moving closer to historical averages.

From a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while many other age segments have experienced employment declines or stagnation, the 20 to 34 year old segment’s aggregate employment has increased. Their improving economic status is leading to new household formation as this group moves out from their parent’s home or other shared living arrangements. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to increasing rental demand.  Also affecting home ownership is a national trend toward delayed marriage. Since 1990, the average age for first time marriages has increased by over 2 years. Given that first time home ownership often follows marriage, this delay is also delaying home ownership. As a result, single family home ownership, which peaked at 69.2% in late 2004, has now reduced to approximately 65.2% as of December 31, 2013.  Historical home ownership figures from pre-1995 hovered around 64%, which is where many analysts predict ownership will eventually settle. Analysts expect that single family housing will become more competitive in certain areas, particularly where the cost of home ownership is less than comparable rentals, but we believe the overall positive effects of such an important component of the economy will still be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from 2008, supply trends are increasing. During 2013, more units were delivered than any year since the recession with the fourth quarter amount the highest quarterly total in a decade. These figures and projected totals for 2014 are now above historical averages, closing the supply gap produced from the recession. On the positive side, it appears supply trends may be plateauing with both starts and permits for new multifamily projects having peaked in the first quarter of 2013. Further, we also believe that the new supply will affect certain markets and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population and job growth and absolute inventory level of units will allow certain markets to better absorb certain levels of supply. Accordingly, for most major markets, absorption and demand seem to be reasonably in balance. However, capital continues to flow into multifamily and accordingly, supply levels will be a key factor in future multifamily fundamentals. The Washington, D.C. and Miami regions are two areas in particular where new investment and new supply may be outpacing current absorption.

In evaluating all of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace particularly in markets with favorable job and income growth, where the demand fundamentals can absorb the supply. However, some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.

For the Company, our emphasis on coastal and higher employment growth markets has resulted in our investments performing somewhat better than the national averages.  While national employment gains were less than expected, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  Below is a chart showing for each of our defined geographic regions with operating properties the annual percent changes in population, employment and supply trends for 2013. (See “Property Portfolio” below for definitions of our regions).

Geographic Region	Population	Employment	Supply of New Units
Florida	1.6%	2.5%	1.6%
Georgia	1.4%	3.0%	0.6%
Mid-Atlantic	1.5%	0.2%	2.4%
Mid-West	0.3%	1.3%	1.1%
Mountain	1.8%	2.2%	1.5%
New England	0.5%	1.3%	1.2%
Northern California	0.9%	2.1%	1.3%
Southern California	0.6%	1.6%	0.5%
Texas	2.3%	3.3%	1.9%
Portfolio Average	1.5%	2.0%	1.5%
United States Average	0.9%	1.6%	1.3%

As the chart shows, for all but one of our regions, there are favorable population or employment trends as compared to the increase in supply. While several of our regions have new supply in excess of national averages, these tend to be supported by underlying demand, which should provide for reasonable absorption. The one exception is our Mid-Atlantic region, which is primarily comprised of the Washington, D.C. MSA. We believe there will likely be short term pressure on rental rates and occupancy in the Mid-Atlantic Region; however, we believe the region’s economic drivers will restore fundamentals over the long term.

These positive employment results for our regions have been favorable contributors to our revenue growth.  The Company has equity interests in 28 communities that were stabilized and held for the comparable periods in 2013 and 2012.  These 28 communities produced year over year total revenue increases of approximately 6%.  Since December 31, 2012, we have increased our residential monthly rent per unit for these 28 stabilized communities by 4%, where the national average was approximately 2.7%.  We have been able to achieve these results, while still increasing occupancy, as occupancy increased for these 28 communities from 94% at December 31, 2012 to 95% at December 31, 2013. These properties exceeded the national occupancy rate by approximately1% as of December 31, 2013.

Financing has also been a favorable factor for the multifamily sector. As of the end of February 2014, five and ten year treasury rates, key benchmarks for multifamily financings, are approximately 1.5% and 2.7%, respectively. While these are up about 1% and 2%, respectively, from their recession lows, they are still over 1% below the average over the last 10 years. In addition to favorable general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities in the last year. During 2013, we closed three loans with a weighted average fixed interest rate of 3.6%. Additionally, we also closed two fixed rate construction loans with a weighted average interest rate of 4.1% and three floating rate construction loans at an average margin over 30-day LIBOR of 2.2%. In 2012 we closed five loans with an average fixed interest rate of 2.9%. As of December 31, 2013, our weighted average fixed interest rate was 3.8%, compared to 3.9% at December 31, 2012.
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

In the event of changing financial market conditions, we believe the Company is reasonably positioned to execute our strategy.  As of December 31, 2013, we held cash and cash equivalents of approximately $319.4 million and had borrowing capacity from our line of credit of $138.1 million. Our cash position is over 30% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 93% of our share of debt is at fixed rates with average maturities of 4.3 years. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately two more years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility and uncertainty noted above, there is no assurance that our liquidity position would maintain our competitive position in all circumstances or that our liquidity would still be available or sufficient at such future time.  If interest rates significantly increase and remain higher for prolonged periods, we would expect to incur higher interest expenses on new or refinanced debt. Because the amount of debt is based, in part, on our ability to pay the debt service, higher interest rates could also reduce our overall debt leverage. In addition, our development strategy is dependent on the availability of development financing at reasonable interest rates.  While development financing is currently available, there is also no assurance such financing or the refinancing of the development debt would be available in the future.

Property Portfolio

We invest in a geographically diversified equity and debt multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and MSAs (with respect to MSAs, we only identify the largest city for each MSA):

•	Florida — Includes communities in Miami, FL MSA, and Orlando, FL MSA.

•	Georgia — Includes communities in Atlanta, GA MSA.

•	Mid-Atlantic includes the states of Virginia, Maryland and New Jersey. Includes communities in Washington, D.C. MSA and Philadelphia, PA MSA.

•	Mid-West includes the state of Illinois. Includes a community in Chicago, IL MSA.

•	Mountain includes the states of Arizona, Colorado and Nevada. Includes communities in Phoenix, AZ MSA, Denver, CO MSA, and Las Vegas, NV MSA.

•	New England includes the states of Connecticut and Massachusetts. Includes communities in New Haven, CT MSA and Boston, MA MSA.

•	Northern California — Includes communities in San Francisco, CA MSA and Santa Rosa, CA MSA.

•	Northwest includes the state of Oregon. Includes a community in Portland, OR MSA.

•	Southern California — Includes communities in Los Angeles, CA MSA and San Diego, CA MSA.

•	Texas — Includes communities in Austin, TX MSA, Dallas, TX MSA, and Houston, TX MSA.

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our stabilized multifamily communities as of December 31, 2013 and December 31, 2012. Physical occupancy rates and monthly rental rates per unit as of December 31, 2012 exclude data for multifamily communities sold in 2013:

	December 31, 2013		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of	Number of	December 31,	December 31,	December 31,	December 31,
Geographic Region	Communities	Units	2013	2012	2013	2012
Florida	2	704	94%	94%	$1,509	$1,490
Georgia	1	283	96%	98%	1,334	1,241
Mid-Atlantic	5	1,412	94%	94%	1,959	1,937
Mid-West	1	298	94%	95%	2,254	2,161
Mountain	5	1,594	93%	93%	1,360	1,312
New England	3	772	96%	92%	1,513	1,504
Northern California	4	751	95%	94%	2,335	2,188
Northwest	1	188	95%	93%	1,453	1,355
Southern California	4	889	95%	96%	2,029	1,946
Texas	6	2,068	95%	95%	1,454	1,346
Totals	32	8,959	95%	94%	$1,680	$1,628

(a)   Physical occupancy is defined as the residential units occupied for stabilized properties as of December 31, 2013 or December 31, 2012 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of December 31, 2013, the total gross leasable area of retail space for all of these communities is approximately 160,000 square feet, which is approximately 2% of total rentable area.  As of December 31, 2013, all of the communities with retail space are stabilized, and approximately 79% of the 160,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)   Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2013 and December 31, 2012 for stabilized properties.  Monthly rental revenue per unit only includes base rents for the occupied units, including the effects of any rental concessions and affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the years ended December 31, 2013 and 2012, these other charges were approximately $16.8 million and $15.7 million, respectively, approximately 9% and 8% of total revenues, respectively, for both periods.The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents the number of communities and units by geographic region for our equity investments in lease up as of December 31, 2013. We had no communities in lease up as of December 31, 2012.

Geographic Region	Number of Communities	Number of Units	Physical Occupancy Rates (a)
Florida	1	180	71%
Northern California	1	202	88%
Totals	2	382	80%

(a)    Physical occupancy is defined and calculated in a similar manner as provided for stabilized properties above.

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment, as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	2	564	1	180
Georgia	1	327	—	—
Mid-Atlantic	2	827	—	—
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	1	180	1	180
Southern California	2	557	—	—
Texas	6	1,762	6	1,519
Total equity investments	17	5,007	11	2,669
Debt investments:
Florida	1	321	—	—
Mountain (a)	1	388	1	388
Southern California	—	—	1	113
Texas (b)	2	804	2	764
Total debt investments	4	1,513	4	1,265
Total developments	21	6,520	15	3,934

(a)   As of December 31, 2013, the multifamily community underlying the loan investment has been completed and is currently in lease up.

(b)
Includes an unconsolidated loan investment as of December 31, 2013 and December 31, 2012 and a loan investment in a multifamily community completed in 2013 and currently in lease up as of December 31, 2013.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or VIEs where we are determined to be the primary beneficiary.  VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.

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

Developments

We capitalize project costs related to the development and construction of real estate (including interest, property taxes, insurance, and other direct costs associated with the development) as a cost of the development.  Indirect project costs, not clearly related to development and construction, are expensed as incurred. Indirect project costs clearly related to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at the higher of (a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or (b) the redemption value.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the years ended December 31, 2013, 2012 and 2011.

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

Results of Operations

Because of our investment of proceeds from our Initial Public Offering and other capital sources, we have experienced significant increases in our real estate investment activity since our inception.  Also, as certain investments have been sold and the status of our lease up and development communities have progressed, our total investments have fluctuated over time, further changing the proportion of our stabilized multifamily communities or development communities to our total investments. Also, our transition to a self-managed company will affect our operations in future periods. The following information may be helpful in evaluating current and future fluctuations in our overall results of operations.

Real Estate Investment Activity

During 2013 and 2012, the Company has made significant new investments in multifamily communities, primarily investments in developments. As developments are made and progress through lease up, we have experienced changes in operating results. Further, as we have sold certain investments, investing the proceeds in developments, including debt investments in developments, the mix of our investments has changed, which also contributed to other fluctuations in operations.

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Reporting Classifications:
Consolidated investments	54	50
Investments in unconsolidated real estate joint ventures	1	1
Total investments	55	51
Investment Classifications:
Equity investments
Stabilized communities	32	36
Lease up (including developments in lease up)	2	—
Development (pre-development and under development and construction)	17	11
Total equity investments	51	47
Debt investments
Land loans	—	1
Mezzanine loans (including one stabilized community)	4	3
Total debt investments	4	4
Total investments	55	51

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

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. As we approach and reach the Self-Management Closing, we would expect to hire employees to fully staff our corporate and property management operations. In addition to the five executives, we hired another employee during 2013. Accordingly, beginning in the third quarter of 2013 and through the Self-Management Closing, we expect our compensation and related costs to increase. During 2013, we incurred $1.8 million of compensation expenses, which was partially offset by a decrease in certain fees and expense reimbursements paid to the Advisor of approximately $1.0 million. After the Self-Management Closing, we expect to benefit from eliminated or reduced advisory and property management fees and cost reimbursements. Going forward, our new expenses are subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

We currently reimburse our Advisor for a portion of its office space and office support costs related to our operations. Upon the Self-Management Closing, our office costs will largely be a function of our new office arrangement, which may include arranging for the use of space from affiliates of our Advisor and may also include a lease for a new corporate headquarters, which may begin prior to the Self-Management Closing. We also anticipate incurring costs for office equipment, supplies, consultants and related administrative expenses. These increases in costs could be recognized directly as general and administrative expenses or included in depreciation and amortization expense.

The Self-Management Transition Agreements provide for transition services and related costs, which will be paid through September 30, 2014 to Behringer. These primarily include (1) transition services paid through September 30, 2014 totaling approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and $1.25 million paid on the Self-Management Closing, (2) a reimbursement of $2.5 million for Behringer’s costs and expenses related to its negotiation of the Self-Management Transition Agreements paid at the Initial Closing, and (3) $3.5 million for certain intangible assets, rights and contracts to be paid at the Self-Management Closing. Accordingly, a significant portion of the amounts paid have been expensed and we expect a significant portion of the future payments to be expensed in future periods with the amount per period dependent on the level and timing of each service and the accounting allocation to each period. Certain of these expenses could be direct transition expenses while others may be included as amortization or depreciation expense. For the year ended December 31, 2013, we incurred $7.9 million of expenses with Behringer in connection with the Self-Management Transition Agreements. For the year ended December 31, 2013, we also incurred, on our own account, approximately $1.1 million of transition costs, primarily related to legal and financial consulting costs and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”).

Before entering into the Self-Management Transition Agreements, the Company was incurring approximately $1.8 million to $1.9 million in quarterly asset management expenses paid to the Advisor and its affiliates, and an additional quarterly reimbursement to the Advisor and its affiliates of approximately $0.4 million to $0.5 million. Under the Self-Management Transition Agreements, we expect a reduction of approximately $0.5 million per quarter through the Self-Management Closing, at which point we expect that all asset management fees will be eliminated. However, the expected amount of the decrease is based on our current activity. Additionally, should the Company increase its real estate assets, either in cost or in appreciated value, the primary basis for the calculation of the asset management fee, (as has occurred and may continue in the future), the actual amount of asset management fees through the Self-Management Closing could actually be higher, despite the reductions just discussed. Regardless of property activity, we would still expect the asset management fees to be eliminated upon the Self-Management Closing as a result of the Self-Management Transition Agreements. As discussed above, we expect an increase in employee compensation expense, which will in part help us manage our assets, as a result of our entry into the Self-Management Transition Agreements.

Similarly, prior to entering into the Self-Management Transition Agreements, the Company was incurring approximately $2.0 million in quarterly property management fees paid to the Property Manager and its affiliates. Upon the Self-Management Closing, we expect these costs to be eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. We will also benefit from the collection of property management fees which are attributable to the noncontrolling interest owners. In addition, the Company paid to the Property Manager and its affiliates reimbursement of expenses related to the property management agreement. These reimbursements to the Property Manager and its affiliates will also be eliminated upon the Self-Management Closing; however, many of these expenses will then become our responsibility, the largest portion being compensation for on-site property management personnel and related overhead.

The items noted above will be included in our reported consolidated net income (loss). In addition, the purchase of the GP Master Interest, which has been eliminated in preparing our consolidated financial statements, has and is expected in the future to have a positive impact on our net income (loss) attributable to noncontrolling interests. This is primarily related to the asset management fee income we will begin to receive. While this is eliminated in the consolidated net income (loss), this benefit will increase the net income (or reduce the net loss) attributable to common stockholders by approximately $0.2 million to $0.3 million per quarter, based on current operations.

The above discussions related to investment activity and the transition to self-management have affected the comparability of our financial statements as of and for the year ended December 31, 2013 as compared to the same period of 2012. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

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

The tables below reflect the number of communities and units as of December 31, 2013 and 2012 and rental revenues, property operating expenses and NOI for the years ended December 31, 2013 and 2012 for our Same Store operating portfolio as well as other properties in continuing operations:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Rental revenue
Same Store	$168.9	$158.8	$10.1	6.4%
2013 acquisitions	2.2	—	2.2	N/A
2012 acquisitions	13.2	7.8	5.4	69.2%
Developments	6.3	5.2	1.1	21.2%
Total rental revenue	190.6	171.8	18.8	10.9%

Property operating expenses, including real estate taxes
Same Store	65.7	62.1	3.6	5.8%
2013 acquisitions	1.3	—	1.3	N/A
2012 acquisitions	5.3	3.3	2.0	60.6%
Developments	3.4	2.6	0.8	30.8%
Total property operating expenses, including real estate taxes	75.7	68.0	7.7	11.3%

NOI
Same Store	103.2	96.7	6.5	6.7%
2013 acquisitions	0.9	—	0.9	N/A
2012 acquisitions	7.9	4.5	3.4	75.6%
Developments	2.9	2.6	0.3	11.5%
Total NOI	$114.9	$103.8	$11.1	10.7%

	December 31,
	2013	2012	Change
Number of Communities
Same Store	28	28	—
2013 acquisitions	1	—	1
2012 acquisitions	3	3	—
Developments	2	1	1
Total Number of Communities	34	32	2

Number of Units
Same Store	7,747	7,747	—
2013 acquisitions	202	—	202
2012 acquisitions	819	819	—
Developments	573	272	301
Total Number of Units	9,341	8,838	503

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

Fiscal year ended December 31, 2013 as compared to fiscal year ended December 31, 2012

Rental Revenues.  Rental revenues for the year ended December 31, 2013 were $190.6 million compared to $171.8 million for the year ended December 31, 2012.  Same Store revenues, which accounted for approximately 89% of total rental revenues for 2013, increased 6% or $10.1 million.  The majority of the increase in Same Store revenues is related to a 4% increase in the monthly rental revenue per unit from $1,668 as of December 31, 2012 to $1,728 as of December 31, 2013. The remaining increase of $8.7 million in total rental revenue for the year ended December 31, 2013 as compared to the comparable period of 2012 is attributable to our 2013 acquisition and developments as well as our 2012 acquisitions which reported rental revenues for the full period in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the years ended December 31, 2013 and 2012 were $75.7 million and $68.0 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 87% of total property operating expenses and real estate taxes for 2013, increased $3.6 million.  Increases in Same Store real estate taxes of approximately $1.8 million were due to increased tax values on our multifamily communities.  Same Store property management fees increased by $0.6 million, which under our current property management agreement is directly related to increased Same Store rental revenue.  Our 2013 acquisition and developments as well as our 2012 acquisitions which were held for the full period in 2013 accounted for $4.1 million of the increase in total property operating and real estate tax expenses.

 Asset Management Fees. Asset management fees for the year ended December 31, 2013 increased by $1.1 million compared to the same period of 2012. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an approximate increase of $1.9 million. Prior to July 1, 2013, the Advisor waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Offsetting the increase, for the year ended December 31, 2013, we received a reduction of $0.8 million from Behringer related to the transfer of the executives from Behringer to the Company and the associated reduction in the duties of Behringer.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million for the year ended December 31, 2013 compared to the same period of 2012. During the year ended December 31, 2013, we incurred compensation expenses of approximately $1.8 million related to the five executives who became employees of the Company effective July 1, 2013 and another employee hired thereafter. We also incurred approximately $0.7 million of legal expenses during the year ended December 31, 2013, related to the restructuring of the Master Partnership as further discussed in Part I, Item 1, “Business — Organization.” During the year ended December 31, 2012, we incurred approximately $2.3 million of strategic review expenses, primarily including investment bankers, legal and Special Committee costs. We did not incur strategic review expenses during the year ended December 31, 2013.

Acquisition Expenses.  Generally, acquisition costs related to developments are capitalized and other acquisition costs, primarily related to operating properties or businesses, are expensed. For the year ended December 31, 2013, $3.7 million of acquisition costs were expensed with approximately $2.5 million related to our acquisition of a multifamily operating community in San Francisco, California, and the remaining $1.2 million related to the acquisition of the GP Master Interest from Behringer. Acquisition expenses for the year ended December 31, 2012 were principally related to our 2012 acquisitions of two multifamily operating communities.  The majority of these acquisition expenses were fees and expenses due to our Advisor.  As we make additional consolidated investments in operating properties, we expect acquisition expenses to continue to have a significant effect on our operating results. See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

 Transition Expenses. During the year ended December 31, 2013, we incurred $9.0 million of transition expenses related to our transition to becoming a self-managed company. Approximately $7.9 million of the transition expenses relate to amounts incurred with Behringer in connection with the self-management transaction. In addition, we incurred other legal, financial advisors, consultants and costs of the Special Committee of $1.1 million. See further discussion above under “Transition to Self-Management.” We did not incur any transition expenses for the year ended December 31, 2012.

Interest Expense. For the years ended December 31, 2013 and 2012, we incurred total interest charges of $34.4 million and $33.9 million, respectively. For the years ended December 31, 2013 and 2012, we capitalized interest expense of $10.5 million and $2.5 million, respectively, and accordingly, recognized net interest expense for the years ended December 31, 2013 and 2012 of approximately $23.8 million and $31.4 million, respectively. The decrease was principally due to a $8.0 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was approximately $86.1 million and $99.7 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The decrease is principally the result of the $20.6 million decrease in lease intangible amortization expense, which due to its relatively short life (usually less than one year) was fully amortized in prior periods.  The decrease was partially offset by a $4.0 million increase in depreciation expense related to our acquisitions of multifamily operating communities acquired in 2013 and 2012, and a $1.5 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the GP Master Interest and increased depreciation expense related to new capital improvements placed in service subsequent to December 31, 2012.  See the section below entitled “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” for additional discussion.

Income (Loss) from Discontinued Operations. The income (loss) from discontinued operations relates to the sales of four multifamily communities in 2013 and Mariposa in 2012.  The operations of the four multifamily communities for the years ended December 31, 2013 and 2012 and the operations of Mariposa for the year ended December 31, 2012 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $50.8 million for the year ended December 31, 2013 represents the total gain recognized from the sales of the four multifamily communities.  The gain of $13.3 million for the year ended December 31, 2012 represents the gain recognized from the sale of Mariposa.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the years ended December 31, 2013 or 2012.

We review our investments for impairments in accordance with GAAP. For the years ended December 31, 2013 and 2012, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Fiscal year ended December 31, 2012 as compared to fiscal year ended December 31, 2011
The consolidation of the PGGM CO-JVs and MW CO-JVs in December 2011 and the acquisitions and developments in 2012 and 2011 significantly affected the comparability of our 2012 fiscal year results as compared to our 2011 fiscal year results. Because investments recorded on the consolidated basis of accounting reflect operating results gross, our 2012 results reflect increases in most operating line items, particularly revenue, property operating expenses, real estate taxes, interest expense, depreciation and amortization and a decrease in equity earnings (loss) from unconsolidated real estate joint ventures.

Additionally, we recorded a gain on revaluation of equity on business combinations of $121.9 million related to the 2011 consolidations.
Due to the activity resulting from our investments, including the consolidation of previously unconsolidated investments in real estate joint ventures in 2011, we have few comparable operating multifamily communities through December 31, 2012. Accordingly, Same Store comparisons are not meaningful with respect to these periods.
Rental Revenues.    Annual rental revenues for 2012 increased $108.4 million over the same period in 2011. A substantial portion of the increase was attributable to the December 2011 consolidation of the PGGM CO-JVs and MW CO-JVs of $89.2 million and the acquisitions of Argenta, Stone Gate and West Village during the spring of 2011 for $6.7 million. Additionally, the three 2012 business combinations discussed further in Note 4, “Business Combinations” to the consolidated financial statements, accounted for approximately $7.8 million of the increase in 2012 revenue over 2011. The remaining increase of $4.7 million in rental revenues is generally due to an increase in occupancy, which was 94% at December 2012 compared to 93% in December 2011, and a 5% increase in overall rental rates in 2012 as compared to 2011.
Property Operating and Real Estate Tax Expenses.    Annual property operating and real estate tax expenses for 2012 increased $40.3 million over the same period in 2011. Approximately $34.9 million of this increase is a result of the consolidation of the PGGM CO-JVs and MW CO-JVs in December 2011, approximately $2.4 million is a result of the acquisitions of Argenta, Stone Gate and West Village during the spring of 2011, and approximately $3.4 million is related to the three 2012 business combinations.
General and Administrative Expenses.    The increase in general and administrative expenses of $6.2 million for 2012 compared to the same period of 2011 included $2.3 million of costs related to the Company's review of strategic alternatives, primarily financial advisory and legal fees. Additionally, in 2012, we incurred $1.8 million of off-site personnel costs reimbursed to the Property Manager in accordance with our property management agreement. During 2011, the Property Manager waived reimbursement of these costs.
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
Interest Expense.    Annual interest expense for 2012 increased $20.4 million over the same period in 2011. Approximately $17.9 million of the increase is attributable to the consolidation of the PGGM CO-JVs and MW CO-JVs in December 2011 and their related financing, and approximately $1.8 million is a result of the acquisitions of Argenta, Stone Gate and West Village and their related financing during 2011. Additionally, the increase was due to a full year of increased borrowing related to our mortgage loans payable as we obtained new mortgage financing in 2011 related to Acappella, Allegro, and the Lofts at Park Crest multifamily communities. These increased borrowings were partially offset by a decline in credit facility borrowings and a decline in the LIBOR base rate. Also included in interest expense are credit facility fees related to minimum usage and unused commitments. These fees, which increased as a result of our reduced borrowings under the credit facility, were $2.5 million and $1.4 million during 2012 and 2011, respectively. Additionally, during 2012, interest of $2.5 million was capitalized on 11 developments. We capitalized minimal interest during the comparable period of 2011.
Depreciation and Amortization.    Annual depreciation and amortization expense for 2012 increased $62.9 million over the same period in 2011. Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases. Approximately $59.7 million of the increase during 2012 is primarily attributable to the consolidation of the PGGM CO-JVs and MW CO-JVs in December 2011. The partially offsetting decline in 2012 is primarily attributable to the amortization of acquired in-place leases, where due to shorter amortization periods, a larger portion was fully amortized in 2011. As we make additional consolidated investments, we expect depreciation and amortization expense to continue to increase and to be a significant factor in our GAAP reported results. See the section below entitled “Funds from Operations and Modified Funds from Operations” for additional discussion.
Interest Income.    Interest income, which primarily included interest earned on our cash equivalents, short-term investments, and loan investments for 2012 and 2011, was approximately $7.2 million and $3.4 million, respectively. Interest income earned on our loan investments increased $3.1 million for 2012 compared to the comparable period of 2011 due to a net increase in loan investments of $11.7 million during 2012. Our cash equivalent and short-term investment balance is primarily a function of our remaining proceeds raised from our Initial Public Offering and the timing of our expenditures for investments. Our average balance of cash equivalents and short-term investments for 2012 was approximately $553.1 million compared to $354.1 million for the comparable period of 2011. Due to our primary emphasis on providing liquidity for future real estate investments, our cash equivalents are substantially held in daily liquidity bank deposits. For 2012 and 2011, interest rates continued to be at historical low interest rates, generally in the range of 0.15% to 0.50%, with no significant change between the two years.
Gain on Revaluation of Equity on a Business Combination.    Effective July 31, 2012, the Veritas PGGM CO-JV converted its mezzanine loan receivable into an additional equity interest in the Veritas Property Entity, became the general partner of the Veritas Property Entity, and in conjunction with this transaction, consolidated the Veritas Property Entity at its fair value. A gain on revaluation of equity on a business combination of $1.7 million was recognized for the year ended December 31, 2012. In April 2011, the business combination of our investment in the Waterford Place PGGM CO-JV resulted in a gain of $18.1 million. The gain was primarily a function of the recognition of assets held for sale which were recorded at fair value based on the sale contract for the Waterford Place community. Additionally, in December 2011, the business combinations of our investments in the PGGM CO-JVs and MW CO-JVs resulted in an aggregate gain of approximately $103.8 million. The gain was primarily a function of the recognition of recording the assets of the multifamily communities at their fair value on December 1, 2011, and we do not expect to have similar gains in the near term.
Equity in Loss of Investments in Unconsolidated Real Estate Joint Ventures.    Equity in loss of joint venture investments for 2012 was approximately $1.2 million compared to approximately $6.8 million for the comparable period of 2011. In December 2011, we consolidated 23 PGGM CO-JVs and MW CO-JVs and accordingly ceased recording our share of their operations through equity pick-up on December 31, 2011. As of December 31, 2012, we have only one unconsolidated joint venture.
Other Expense.    Other expense is principally related to the change in the fair values of our non-designated hedge derivatives for 2012. We did not have any non-designated hedge derivatives in 2011.
Income (Loss) from Discontinued Operations.    The gain on sale of real estate for the year ended December 31, 2012 relates to the disposition of Mariposa in March 2012. The gain on sale of real estate for the year ended December 31, 2011 relates to the disposition of Waterford Place in May 2011. Other income related to these communities during the applicable periods was not significant. There were no other property dispositions during 2012 or 2011.
Net Income (Loss) Attributable to Noncontrolling Interests.    Our noncontrolling interests activity relates to our acquisitions of controlling interests in the PGGM CO-JVs and MW CO-JVs effective December 1, 2011, the Waterford Place PGGM CO-JV effective April 1, 2011, and the Grand Reserve PGGM CO-JV effective February 15, 2012, as well as the Veritas PGGM CO-JV's acquisition of a controlling financial interest in the Veritas Property Entity effective July 31, 2012. Net loss attributable to noncontrolling interests represents the net loss attributable to our Co-Investment Venture partners who own noncontrolling interests in our consolidated communities.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2012 to December 31, 2013.

Total real estate, net increased approximately $249.2 million principally as a result of $374.7 million of expenditures related to our development portfolio during 2013 and the acquisition of a multifamily community located in San Francisco for $108.7 million. These increases were partially offset by sales of four multifamily communities carried at a combined net book value of $150.8 million in 2013 and depreciation expense of $81.8 million for the year ended December 31, 2013. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $131.3 million principally as a result of the cash portion of expenditures related to the development program of $326.0 million, acquisitions of noncontrolling interests of $49.0 million, advances on notes receivable of $31.1 million, $27.7 million in costs related to our transition to self-management, and common stock redemption payments of $22.9 million.  This decrease was partially offset by the receipt of our share of the net sales proceeds of $174.5 million from the sales of real estate and $53.4 million of net loan proceeds received during the year ended December 31, 2013. Additionally, during the year ended December 31, 2013, we sold noncontrolling interests in 13 developments to PGGM for cash proceeds of $146.4 million.

Mortgages and notes payable decreased approximately $49.6 million principally related to the sales of real estate during the year ended December 31, 2013. During the year ended December 31, 2013, we obtained new financings on two of our multifamily communities totaling $78.0 million.

Non-redeemable noncontrolling interests increased $90.9 million principally as a result of our partial sale of interests in 13 Development CO-JVs to PGGM in December 2013. See further discussion of the transaction in Part I, Item 1, “Business — Co-Investment Ventures” and Note 11, “Noncontrolling Interests” to the consolidated financial statements.

During 2013, the number of our VIEs where we are the primary beneficiary increased from three to ten. The increase in number of VIEs was the result of capital restructurings but, as further explained in Note 6, “Variable Interest Entities” to the consolidated financial statements, these entities were previously consolidated and therefore did not have a direct effect on our financial position but did result in increased parenthetical disclosures on our consolidated balance sheets related to our VIEs.   As these VIEs all relate to developments in multifamily communities, this has resulted in increased amounts for several balance sheet line items, particularly related to construction in progress, mortgages and notes payable and construction costs payable.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2012 and 2013 acquisition activity and the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate investing a significant portion of our available cash in multifamily investments.  We currently expect developments to constitute one of our primary investment focuses.  Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that the investment period could extend through parts of 2014 and 2015; however, once the available cash is invested, we expect a decline in our acquisition and development activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the year ended December 31, 2013 as compared to the year ended December 31, 2012

Cash flows provided by operating activities for the year ended December 31, 2013 were $76.7 million as compared to cash flows provided by operating activities of $63.4 million for the same period in 2012.  The increase in cash provided by operating activities is partially due to the $11.1 million increase in NOI from both our Same Store operating properties and our 2013 and 2012 acquisitions and developments completed in 2013.  The increase in NOI is primarily attributable to increased monthly rental revenue per unit and increased occupancy for the year ended December 31, 2013 compared to the same period of 2012.  Also, interest expense included in operating activities decreased approximately $7.5 million principally due to amounts capitalized in our development program.  A substantial portion of our other GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our amortization of intangible non-cash charges decreased by $21.2 million for the year ended December 31, 2013 as compared to the same period in 2012, principally as a result of the relatively short life of lease intangibles (usually less than one year), which were fully amortized in prior periods.  The decrease was partially offset by $1.6 million of depreciation expense related to the 2013 acquisition of a multifamily operating community in San Francisco, California, depreciation expense related to new capital improvements placed in service subsequent to December 31, 2012, and a $1.5 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the GP Master Interest.  Additionally, cash flow from operating activities decreased by approximately $3.4 million as a result of transition expenses paid during 2013 related to our transition to self-management. We expect that other non-cash charges will continue to be significant determinates for net cash provided by operating activities.  We also expect that acquisition expenses will be a larger factor in our net cash flows provided by operating activities as we invest our available cash.

Cash flows used in investing activities for the year ended December 31, 2013 were $306.6 million compared to cash flow used in investing activities of $221.6 million during the comparable period of 2012.  The increase in cash used in investing activities was principally due to the increase of $202.1 million in expenditures related to our development portfolio during the year ended December 31, 2013 as compared to the same period of 2012.  Additionally, during the year ended December 31, 2013, we acquired a multifamily operating community in San Francisco, California for $108.0 million and the GP Master Interest for $23.1 million, as compared to the acquisitions of two multifamily operating communities during the same period of 2012 for $67.6 million. These decreases in cash used in investing activities were partially offset by the increase of $181.4 million in proceeds from the sale of real estate for the year ended December 31, 2013, compared to the same period of 2012. During 2013, we sold four multifamily operating communities and during 2012, we sold one multifamily operating community. We expect capital expenditures related to our development program to be a significant use of cash during 2014.

Cash flows provided by financing activities for the year ended December 31, 2013 were $98.7 million compared to cash flows used in financing activities of $46.6 million for the year ended December 31, 2012.  During the year ended December 31, 2013, we received noncontrolling interest contributions of $153.5 million ($146.4 million related to PGGM) compared to total contributions of $13.2 million in 2012. During the year ended December 31, 2013, we distributed $51.3 million to noncontrolling interests as compared to $29.7 million for the comparable period of 2012. During the year ended December 31, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $107.0 million related to financing.  During the year ended December 31, 2012, we obtained financing proceeds from two new loans for $33.7 million, and we refinanced four loans, obtaining long term fixed rate financing, paying principal of $199.5 million and receiving proceeds of $200.1 million.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011
Cash flows provided by operating activities for the year ended December 31, 2012 were $63.4 million as compared to cash flows provided by operating activities of $31.7 million for the same period in 2011. The increase in cash provided by operating activities is primarily due to the acquisitions of consolidated multifamily communities and increased stabilized multifamily community activities noted above. A substantial portion of our GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization. Our depreciation and amortization non-cash charges increased by $66.7 million for 2012 as compared to the same period in 2011. This significant increase in depreciation and amortization is a result of the consolidation of the PGGM CO-JVs and MW CO-JVs on December 1, 2011. Distributions received from investments in unconsolidated real estate joint ventures were $14.6 million for 2011 compared to $0.2 million for the comparable period of 2012 and declined due to the consolidation of the PGGM CO-JVs and MW CO-JVs.
Cash flows used in investing activities for the year ended December 31, 2012 were $221.6 million compared to cash flow used in investing activities of $9.7 million during the comparable period of 2011. The increase in cash used in investing activities was principally due to our acquisitions of Pembroke Woods, the Grand Reserve (through a PGGM CO-JV) and land for future development. Additionally, during 2012, we acquired additional noncontrolling interests in three PGGM CO-JVs for approximately $17.6 million and issued a net of $17.9 million in notes receivable. These increases in cash used in investing activities were partially offset by the sale of Mariposa in March 2012 which generated net cash proceeds of $23.9 million. During 2011, the sale of the Waterford Place multifamily community and the assumption of its mortgage debt by the buyer netted proceeds of $50.6 million. Additionally, during December 2011, we sold joint venture interests in six of our multifamily communities resulting in net proceeds of $101.0 million. We had no such sales in 2012, and while we may have sales in the future, we do not expect future sales to be a regular source of cash flow. We had one new investment in a mezzanine loan through an unconsolidated real estate joint venture for 2012. As all but one of our Co-Investment Ventures are consolidated, we may have fewer investments in unconsolidated real estate joint ventures in future periods. Providing an additional source of investing cash flow for 2011 were PGGM CO-JV and MW CO-JV distributions related to financings for Cyan/PDX, Skye 2905, 55 Hundred, Venue, Satori and The District Universal Boulevard of $14.6 million, which were returns of investments in unconsolidated real estate joint ventures. As all existing PGGM CO-JVs and MW CO-JVs were consolidated in December 2011, we had no distributions related to financings for 2012.
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

Liquidity and Capital Resources

The Company has cash and cash equivalents of $319.4 million as of December 31, 2013.  We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition to a self-managed company, and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

Generally, operating cash needs include our operating expenses, general administrative expenses, and asset management fees.  We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments.  However, as we currently intend to focus on development investments, which require time to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows.

Based on our current distribution levels and anticipated redemptions of our common stock, our current operating cash flow, net of the cash requirements noted above, is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances, the continued level of DRIP participation and on the returns from our anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods, as we invest and attempt to produce stabilized cash flows, we may use portions of our available cash balances to fund redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments.  Lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, re-lever debt, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our available cash balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of December 31, 2013, our cash and cash equivalents balance was $319.4 million, compared to $450.6 million as of December 31, 2012. The decrease is primarily due to equity and debt investments of $465.1 million, acquisition costs of noncontrolling interests of $49.0 million, and transition costs of $27.7 million for the year ended December 31, 2013. These decreases were partially offset by our share of the sales proceeds of $174.5 million from the sale of four multifamily communities in 2013, and the sale of noncontrolling interests to PGGM of $146.4 million.

Our consolidated cash and cash equivalent balance of $319.4 million as of December 31, 2013 includes approximately $25.6 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts. We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our cash balances, a substantial portion of our holdings are in excess of U.S. federally insured limits. Further, beginning in 2013, certain non-interest bearing deposits, which were previously fully federally insured, are now subject to the same $250,000 insurance limit as other deposits, further increasing the amount of our deposits that are in excess of U.S. federal insured limits and requiring us to rely more on the credit worthiness of our deposit holders and our diversification strategy.

With the termination of our Initial Public Offering on September 2, 2011, we are more dependent on our cash flow from operating activities, our available cash balances and the other sources discussed herein.  Cash flow from operating activities was $76.7 million for the year ended December 31, 2013 compared to $63.4 million for the comparable period in 2012.  As most of our investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners. Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $25.0 million and $20.4 million for the years ended December 31, 2013 and 2012, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and asset management fees. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from our recent acquisitions and anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

We expect to fund our transition expenses through the Self-Management Closing from existing cash balances (including cash available as a result of reduced fees and expense reimbursements related to our advisory and property management agreements). Thereafter, we expect to fund our increased general and administrative expenses, primarily increased staff and facility expenses, from increased operating cash flows as a result of the elimination or reductions of advisory and property management fees.

Because we evaluate the performance and returns of our investments loaded for all acquisition costs, including acquisition fees paid to our Advisor, we have and expect to primarily fund acquisition expenses from available cash balances, capital contributions of Co-Investment Venture partners and property related debt financing.  However, acquisition costs are a use of operating cash, and in accordance with GAAP, acquisition expenses are a deduction to cash flow from operating activities. Accordingly, as our acquisition activity continues, we expect our GAAP reported cash flow from operating activities to be affected by the magnitude of our acquisitions.

The regular annual distribution rate on our common stock is currently 3.5% (based on a purchase price of $10.00 per share), which was set by our board of directors in the second quarter of 2012. Prior to April 1, 2012, our previous regular annual distribution rate was 6.0%. The current distribution rate has reduced our distributions payable in 2013 as compared to 2012, and if continued going forward would preserve cash for other uses, including investments in multifamily communities. We expect to fund distributions from multiple sources including (1) cash flow from our current investments and investments anticipated from our available cash balances, (2) our available cash balances, (3) financings and (4) dispositions.  In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions.  During 2013 and 2012, the percentage of our regular distributions that has been reinvested has averaged approximately 53% and 55%, respectively.

Our board of directors has modified and reinstated our share redemption program (“SRP”) effective March 1, 2013.  (See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program” for a description of our SRP.) Our SRP was suspended effective June 18, 2012, and we did not redeem any shares in the second, third and fourth quarters of 2012.  Prior to the suspension, we fulfilled all redemption requests properly submitted and approved through the first quarter of 2012, paying out $15.5 million in redemptions during 2012 (through the suspension date).

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

After the December 2013 redemption payments made in accordance with the SRP, the Company has unfulfilled redemption requests of approximately $22.6 million, representing 2.6 million shares at an average price of $8.53 per share. The liquidity required to meet the share redemption requests could affect amounts available for investment, or if borrowings are used to fund the redemptions, the amount and term of our debt financing. We may also dispose of investments to fund redemption requests, which could affect our future operating performance. (See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program” for further discussion of our SRP.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of December 31, 2013.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done beginning in the second half of 2011. The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of December 31, 2013, we may make additional draws of approximately $138.1 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	December 31, 2013		For the Year Ended December 31, 2013
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Interest Rate (a)	Maximum Balance Outstanding
Borrowings	$10.0	2.25%	$10.0	2.27%	$10.0

(a)         The average rate is based on month-end interest rates for the period.

As we utilize our cash balances as described in this section, we expect to use the credit facility more frequently.

Long-Term Liquidity, Acquisition and Property Financing

Currently, our primary funding source for investments is our available cash balances, joint venture arrangements, debt financings and dispositions. Our Initial Public Offering terminated on September 2, 2011, with gross and net proceeds from our Initial Public Offering of $1.46 billion and $1.3 billion, respectively.  As our Initial Public Offering is closed, we are dependent on the short-term and long-term liquidity sources discussed in this section.

As discussed above, we expect to use a substantial portion of our available cash for additional investments in multifamily communities, primarily developments, and to a lesser extent multifamily operating and debt investments.  The actual amount invested will depend on the extent to which we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds for distributions and redemptions related to our common stock or other uses. If our primary investments are developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. During 2013, the PGGM arrangement was restructured, and as of December 31, 2013, PGGM has unfunded commitments of approximately $54.1 million related to PGGM CO-JVs in which they have already invested of which our share is approximately $67.4 million assuming a 45% investment by PGGM. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $99.6 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $99.6 million, our share would be approximately $124.0 million assuming a 45% investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor currently manages approximately 153 billion euro (approximately $210 billion, based on exchange rates as of December 31, 2013) in pension assets for over 2.5 million people as of December 2013.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

We anticipate using our available cash and other sources described in this section to fund any amounts required. We expect that most of these fundings will be in PGGM CO-JVs, where we will be the controlling partner with partial economic interests.

 The MW Co-Investment Partner does not have any commitment for any additional investments.

As of December 31, 2013, we have 16 Developer CO-JVs, 12 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  As of December 31, 2013, other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of December 31, 2013, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV. There is $6.0 million remaining to be funded on the wholly owned debt investments. The unconsolidated debt investment is fully funded. We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. During 2013, we completed such an acquisition, acquiring Vara initially for all cash in July 2013 and placing mortgage financing on the property in December 2013. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. As of December 31, 2013, all but two of our loans, other than borrowings under our credit facility, are individually secured property debt.

Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  If we have provided partial guarantees for the repayment of debt, that debt is considered a company level debt. As of December 31, 2013, there are two construction loans with such partial guarantees with total commitments of $54.8 million, $12.3 million of which is outstanding.

Even with the 2013 increase in interest rates, in relation to historical averages, favorable long-term, fixed rate financing terms remain available for high quality multifamily communities. As of December 31, 2013, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  During 2013, we and Co-Investment Ventures closed mortgage financings of $107.0 million at a weighted average interest rate of 3.6%.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be approximately 50% to 60% following the investment of the proceeds raised from the Initial Public Offering and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs shall not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners.

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of December 31, 2013, we have closed five conventional construction loans and expect to close additional loans which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of December 31, 2013, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at December 31, 2013 was 0.17%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.3	3.95%	2018 to 2020	$87.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (b)	24.0
Construction loans - variable interest rates (c)	12.2	Monthly LIBOR + 2.25%	2017	6.8
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	133.5			128.1

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	852.3	3.73%	2015 to 2020	469.5
Permanent mortgage - variable interest rate	12.2	Monthly LIBOR + 2.35%	2017	6.7
Construction loans - fixed interest rate (c)	24.6	4.13%	2018	17.4
Construction loans - variable interest rates (c)	9.8	Monthly LIBOR + 2.25%	2016 (b)	5.4
	898.9			499.0
Plus: Unamortized adjustments from business combinations	6.7
Total Co-Investment Venture Level - Consolidated	905.6
Total all levels	$1,039.1			$627.1

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

(c)
The construction loans relate to five multifamily community developments with combined committed financing of $161.5 million and total estimated costs of $247.2 million. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 40% to 50% of the total costs, and are limited to prescribed percentages of the final cost, approximately 50% to 60% of the total costs. See below for additional information on our development activity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of December 31, 2013, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we or a Co-Investment Venture are only a lender with no equity investment.

As of December 31, 2013, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Approximate Share
2014	$24.0	$5.5	$27.1
2015	$0.2	$83.6	$46.2
2016	$0.6	$155.6	$90.8
2017	$23.8	$219.9	$137.8
2018	$30.0	$140.8	$107.3
Thereafter	$54.9	$293.5	$217.9

We would expect to refinance these borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term, permanent mortgages upon stabilization of the development.  There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be necessary or beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

GSEs have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of December 31, 2013 and 2012, approximately 70% of all permanent financings currently outstanding by us and the Co-Investment Ventures were originated by GSEs. Recently, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of December 31, 2013, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 48%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of 50-60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of December 31, 2013, two multifamily communities (one of which is wholly owned and the other of which is held through one of our Co-Investment Ventures) with combined total carrying values of approximately $86.3 million, are not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to increase leverage.

We may use our credit facility to provide bridge or long-term financing for our wholly owned communities.  Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facility. However, the credit facility may also be used on a longer term basis, similar to permanent financing.

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

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on or redemptions of our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, our critical mass of operating properties in the market where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  In 2012, we completed the disposition of Mariposa, generating cash proceeds of $23.9 million and gain on sale of $13.3 million.  In 2013, we completed the dispositions of Johns Creek, Cyan, Halstead, and Grand Reserve Orange generating combined cash proceeds of $205.3 million and gains on sale of $50.8 million.

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

Our development investment activity includes both equity and loan investments (including one unconsolidated loan investment through a PGGM CO-JV). Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans and land loans.

We classify our development investments as follows:

•
Lease up — A multifamily community is considered in lease up when the community has begun leasing. A certificate of occupancy may be obtained as units are completed, and accordingly, lease up may occur prior to final completion of the building. A multifamily community is considered complete when substantially constructed and capable of generating all significant revenue sources. As of December 31, 2013, we do not have any of our developments classified as lease up.

•
Under development and construction — A multifamily community is considered under development and construction once we have signed a general contractors agreement and vertical construction has begun and ends once lease up has started.

•
Pre-development — A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has begun.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of December 31, 2013, all of which are investments in consolidated Co-Investment Ventures (amounts in millions):

			Our Effective		Total Costs Incurred as of	Total	Estimated	Committed	Estimated Quarter
Community		Location	Ownership (a)	Units	December 31, 2013	Estimated Costs (b)	Percent Complete (c)	Development Financing (d)	(“Q”) of Completion
Under development and construction:
4110 Fairmount		Dallas, TX	55%	299	$34.2	$47.9	71%	$26.2	3Q 2014
Arpeggio Victory Park		Dallas, TX	55%	377	46.4	61.7	75%	31.3	3Q 2014
Allusion West University		Houston, TX	55%	231	33.0	43.2	76%	21.9	4Q 2014
Blue Sol		Costa Mesa, CA	100%	113	27.7	40.0	69%	—	4Q 2014
SEVEN		Austin, TX	55%	220	24.3	62.3	39%	—	4Q 2014
Point 21		Denver, CO	55%	212	20.3	50.7	40%	28.6	1Q 2015
Everly		Wakefield, MA	55%	186	21.7	51.8	42%	—	1Q 2015
Muse Museum District		Houston, TX	55%	270	29.1	51.3	57%	—	2Q 2015
Brickell	(e)	Miami, FL	44%	418	31.2	104.9	30%	—	4Q 2015
Peachtree	(e)	Atlanta, GA	44%	327	11.6	71.1	16%	—	4Q 2015
Zinc		Cambridge, MA	55%	392	50.3	191.4	26%	—	4Q 2015
The Alexan		Dallas, TX	50%	365	28.7	94.4	30%	53.5	2Q 2016
Mission Gorge	(e)	San Diego, CA	100%	444	41.3	130.2	32%	—	1Q 2016
Tysons Corner	(e)	Tysons Corner, VA	50%	461	45.8	212.8	22%	—	1Q 2016

Pre-development:
Uptown Delray		Delray Beach, FL	100%	146	4.3	39.6	11%	—	1Q 2016
Renaissance Phase II		Concord, CA	55%	180	9.4	63.7	15%	—	3Q 2016
The Marlowe	(e)	Rockville, MD	90%	366	19.9	96.2	21%	—	4Q 2016
Total equity investments				5,007	$479.2	$1,413.2	34%	$161.5

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  Our effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)	Our share of total estimated costs, net of the Co-Investment Venture partner’s share (calculated as described in (a)), is approximately $873.8 million as of December 31, 2013.

(c)
Estimated percent complete is calculated as total costs incurred as a percentage of total estimated costs. Such percentage is only an approximation and does not include other factors related to timing and completion, such as permitting and entitlement requirements, staging of construction and other items where cost and schedule are not directly proportionate. We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources.

(d)
Committed development financing includes the total amount of construction or other loans secured by the development. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 40% to 50% of the total costs, and are limited to prescribed percentages of the final cost, approximately 50% to 60% of the total costs. See above for additional information regarding our development financing, where we expect to obtain development financing in addition to those currently listed.

(e)
If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Developer Partner for their equity ownership and we and the PGGM Co-Investment Partner will be responsible for all of the development costs. The Developer Partner would then be entitled to back end interests based on the development achieving certain total returns.

As of December 31, 2013, we have entered into construction and development contracts with $645.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during 2014 and 2015 on our existing developments and additional developments in our pipeline.

Developments classified as pre-development, where we have not entered into final construction contracts, are further subject to market conditions. Depending on such factors as material and labor costs, anticipated supply, projected rents and the state of the local economy, the cost and completion projections could be adjusted, including adjusting the plans and cost or deferring the development until market fundamentals are more favorable.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  During 2013, we entered into three floating rate construction loans for approximately $76.7 million of financing at a weighted average interest rate of LIBOR plus 2.2% and two fixed rate construction to permanent loans for approximately $84.8 million of financing at a weighted average interest rate of 4.1%. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of December 31, 2013, 30-day LIBOR was 0.17%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments.

The following table summarizes our debt investments in developments as of December 31, 2013:

				Amounts Advanced at	Fixed		Effective
Community	Location	Units	Total Commitment	December 31, 2013	Interest Rate	Maturity Date (a)	Ownership (b)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	22.7	22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	12.3	15.0%	January 2016	100%
Jefferson Creekside (c)	Allen, TX	444	14.1	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	9.0	15.0%	September 2016	100%
Total loans		1,513	$64.1	$58.1	14.5%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)	Effective ownership represents our current ownership percentage in the loan.

(c)	Of the total amounts advanced at December 31, 2013, $5.1 million is reflected as an investment in an unconsolidated real estate joint venture.

At the repayment of these loan investments, we may invest in other loan investments or use the proceeds for other uses as described above. During 2013, one loan investment for $10.5 million was repaid.

Due to their recent construction, recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. For recent stabilized acquisitions, we substantially funded our share of any deferred maintenance at the time of the acquisition.  As of December 31, 2013, the remaining amounts of deferred maintenance for these recent acquisitions are not significant.  For the remainder of our multifamily communities, we would expect recurring capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For non-recurring capital expenditures, we would look to the capital sources noted above. For the years ended December 31, 2013 and 2012, we spent approximately $6.9 million and $6.0 million, respectively, in recurring and non-recurring capital expenditures on existing communities. We currently expect our annual recurring and non-recurring non-development capital expenditures going forward, based on our current stabilized multifamily communities, to be in the range of $7.0 million to $10.0 million for the next three to five years.

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

In addition, with our focus on development investments, there may be a lag before receiving the income from such investments.  During this period, we may use portions of our available cash balances and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment projects are completed and begin to generate income, we would expect to have additional funds available to distribute to our stockholders.

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

During periods when our operations have not generated sufficient operating cash flow to fully fund the payment of distributions on our common stock, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  As noted above, we may use portions of our available cash balances to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments. We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow.  The participation in our DRIP will also reduce the cash portion of our distributions. There is no assurance that these sources will be available in future periods, which could result in temporary or permanent adjustments to our distributions.

Distribution Activity

Regular Distributions

Cash flow from operating activities exceeded regular distributions by $17.6 million for the year ended December 31, 2013 while regular distributions exceeded cash flow from operating activities by $8.6 million for the year ended December 31, 2012.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the year ended December 31, 2013, we distributed approximately $25.0 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $51.6 million, which was less than our regular distributions by approximately $7.4 million.  For the year ended December 31, 2012, we distributed approximately $20.4 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $42.9 million, which was less than our regular distributions by approximately $29.1 million.  Further, our regular distributions exceeded our funds from operations by $17.0 million and $33.7 million for the years ended December 31, 2013 and 2012, respectively.  The improvement in the difference between our cash flow from operating activities, both as reported and adjusted, and from our funds from operations are due to improved operations in our multifamily communities and the decrease in the regular distribution rate. Our distribution rate was reduced from 6.0% to 3.5% (based on $10 per share) effective April 1, 2012.

During the years ended December 31, 2013 and 2012, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were our share of proceeds from the sale of properties, financing proceeds not directly related to a development and the sale of noncontrolling interests. As of December 31, 2013 we had cash and cash equivalents balances of $319.4 million, a significant portion of which related to the December 2013 sale of noncontrolling interests to PGGM of $146.4 million, our share of 2013 property sales of approximately $205.3 million and 2013 financings not directly related to a development of $78.0 million.

Over the long-term, as we continue to make additional investments in income producing multifamily communities and as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our share of cash flow from operating activities.  However, operating performance and property dispositions cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.  As a result, future distribution rates may change over time and future distributions declared and paid may continue to exceed cash flow from operating activities.

Special Cash Distribution

In March 2012 our board of directors authorized a special cash distribution related to the sale of Mariposa in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The total special cash distribution of approximately $10.0 million was accrued during the three months ended March 31, 2012, and was paid on July 11, 2012.  There have been no other special cash distributions authorized or paid through December 31, 2013.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of December 31, 2013, we had one investment of $5.5 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of December 31, 2013, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have contractual obligations related to our mortgage loan payables, credit facility, developments, capital expenditures, maintenance of our multifamily communities and Self-Management Transition Agreements. The following table summarizes our primary contractual obligations as of December 31, 2013 (amounts in millions):

	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage and Construction Loans
Principal payments	$1,022.4	$29.5	$83.8	$156.2	$233.7	$170.8	$348.4
Interest expense	148.0	35.3	32.8	30.5	22.8	15.5	11.1
	1,170.4	64.8	116.6	186.7	256.5	186.3	359.5
Credit Facility(a)
Principal payments	10.0	—	—	—	10.0	—	—
Interest expense and fees	8.7	2.7	2.7	2.7	0.6	—	—
	18.7	2.7	2.7	2.7	10.6	—	—
Obligations related to developments(b)	645.1	645.1	—	—	—	—	—
Commitment to fund draws under mezzanine note receivable(c)	6.0	6.0	—	—	—	—	—
Capital expenditures related to multifamily communities	0.4	0.4	—	—	—	—	—
Payments due to Behringer in connection with the Self-Management Transition Agreements(d)	11.9	9.6	1.5	0.8	—	—	—
Total contractual obligations	$1,852.5	$728.6	$120.8	$190.2	$267.1	$186.3	$359.5
_______________________________________________________________________________

(a)
The principal amounts provided for our credit facility are based on amounts outstanding as of December 31, 2013, which are currently not due until final maturity of the credit facility. We may from time to time increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facility are based on the minimum interest and fees due as of December 31, 2013, under the credit facility. Amounts are included through the current stated maturity date of April 2017.

(b)
As of December 31, 2013, we have entered into construction and development contracts with $645.1 million remaining to be paid. Timing of payment is dependent upon the development schedule and other factors outside of our control. For presentation purposes, we have included the full $645.1 million in 2014; however, some expenditures may not occur until 2015. We anticipate entering into additional construction and development contracts as developments are finalized and permitted.

(c)	We have made a $15.0 million mezzanine loan to a third party developer, and as of December 31, 2013, $9.0 million is outstanding, with $6.0 million remaining to be funded.

(d)	Amounts exclude any transaction based payments under the Self-Management Transition Agreements.

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2013, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner. The put provisions are available generally one to two years after substantial completion of the project for a specified purchase price which at December 31, 2013, have a contractual total of approximately $30.2 million for all such Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of December 31, 2013, we have recorded approximately $16.0 million as redeemable noncontrolling interests.  These Co-Investment Ventures also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development. Separate from put provisions, we have recorded in our December 31, 2013 consolidated balance sheets redeemable noncontrolling interests of $6.0 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2013 and December 31, 2012, we have approximately $17.6 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

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

Same Store NOI is not provided for the year ended December 31, 2011 as the results would not be meaningful. The following table presents a reconciliation of our loss from continuing operations to NOI and Same Store NOI for our multifamily communities for the years ended December 31, 2013 and 2012 (in millions):

	For the Year Ended December 31,
	2013	2012
Loss from continuing operations	$(17.5)	$(40.8)
Adjustments to reconcile loss from continuing operations to NOI:
Asset management fees	7.7	6.6
General and administrative expenses	11.4	10.8
Acquisition expenses	3.7	2.5
Transition expenses	9.0	—
Investment and development expenses	0.6	—
Interest expense	23.8	31.4
Depreciation and amortization	86.1	99.7
Interest income	(8.5)	(7.2)
Gain on revaluation of equity on a business combination	—	(1.7)
Loss on early extinguishment of debt	—	0.5
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(1.3)	1.2
Other (income) expense	(0.1)	0.8
NOI	114.9	103.8
Less non-comparable:
Revenue	(21.7)	(13.0)
Operating expenses	10.0	5.9
Same Store NOI	$103.2	$96.7

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

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Real estate companies are particularly affected by acquisition activity due to the capital nature of their business, especially in their initial life cycle when sustainable operations have not been achieved, and in other periods when capital is being deployed. While other start-up entities and other industries may also experience significant acquisition activity, other industries’ acquisitions tend to be more asset focused. Under GAAP, most acquisition costs related to acquisitions of a controlling interest in real estate are expensed, while asset acquisition costs or costs related to investments in noncontrolling interests are capitalized.

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

•
Adjustment for gains or losses related to early extinguishment of hedges and debt, consolidation or deconsolidation and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators. This adjustment excludes both gains and losses. For the years ended December 31, 2012 and 2011, we excluded gains of $0.9 million and $121.9 million, respectively, on revaluation of equity on business combinations.

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

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are still investing available cash in new investments and developments, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash, an expense in the determination of our GAAP net income, and a use of our cash flow from operating activities.  FFO and MFFO are also not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.  Although the Company has not historically incurred any impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  MFFO also excludes rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments.  Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results and any fair value losses may not be recoverable from future operations.  Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO and MFFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common stockholders	$29.7	$(12.5)	$98.6
Real estate depreciation and amortization (a)	55.3	64.1	56.1
Gain on sale of real estate	(43.0)	(13.3)	—
Gain on sale of joint venture interests	—	—	(5.7)
FFO attributable to common stockholders	42.0	38.3	149.0
Gain on revaluation of equity on a business combination	—	(0.9)	(121.9)
Acquisition expenses (b)	3.7	2.5	6.3
Straight-line rents	0.5	0.4	0.8
Loss on early extinguishment of debt	0.1	0.3	—
Loss on derivative fair value adjustment	—	0.7	—
Contingent purchase price obligation adjustment	—	(0.1)	—
Amortization of premium on debt investment	—	(0.2)	—
MFFO attributable to common stockholders	$46.3	$41.0	$34.2

GAAP weighted average common shares	168.7	166.2	138.1

Net income (loss) per common share	$0.18	$(0.08)	$0.71
FFO per common share	$0.25	$0.23	$1.08
MFFO per common share	$0.27	$0.25	$0.25

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•
During the years ended December 31, 2013 and 2012, we capitalized interest of $10.5 million and $2.5 million, respectively, on our real estate developments.These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
During the year ended December 31, 2013, we incurred $9.0 million of transition expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Special Committee, general transition services (primarily related to staffing, information technology and facilities), and payments to the Advisor in connection with the transition to self-management. We did not incur any similar costs for the same periods in 2012.

•	During the year ended December 31, 2012, we incurred $2.3 million of strategic review expenses, primarily including financial advisors, legal and costs of the Special Committee.

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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued updated guidance for the measurement and disclosure of obligations. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about such obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, if the Federal Reserve institutes new monetary policies, tightening credit in response to or in anticipation of inflation concerns, interest rates could rise. We intend to mitigate these risks through long term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps.

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

As of December 31, 2013, we had approximately $964.2 million of outstanding consolidated mortgage debt at a weighted average fixed interest rate of approximately 3.8%, $58.2 million of variable rate consolidated mortgage debt at a variable interest rate of monthly LIBOR plus 2.4%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of December 31, 2013, we have three consolidated notes receivable with a carrying value of approximately $52.8 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 2.0 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of December 31, 2013, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt for investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2013 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.4)	$(1.0)	$(0.7)	$(0.3)
Interest rate caps	0.1	—	—	—
Cash investments	6.4	4.8	3.2	1.6
Total	$5.1	$3.8	$2.5	$1.3

There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. Also, where variable rate debt is used to finance development projects, the cost of the development is also impacted. If these costs exceed interest reserves, we may be required to fund the excess out of other capital sources. The table also does not reflect changes in operations related to any unconsolidated investments in real estate joint ventures, where we may not have control over financing matters and substantial portions of variable rate debt related to multifamily development projects where interest is capitalized.

As of December 31, 2013, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of December 31, 2013 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$—
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	—
$162.7			$0.2

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2013, were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 Sami S. Abbasi, 48, has served as one of our independent directors since November 2006.  Since November 2011, Mr. Abbasi has served as Chief Executive Officer and Director of American Pathology Partners, Inc., a laboratory services and cancer diagnostics company. From January 2007 until September 2011, Mr. Abbasi served as Chairman and Chief Executive Officer of National Surgical Care, Inc., which owns, develops, and operates surgical facilities in partnership with physicians and healthcare systems.  From November 2004 to November 2006, Mr. Abbasi served as President and Chief Executive Officer of Radiologix, Inc., a provider of diagnostic imaging services, which was acquired by RadNet, Inc., formerly known as Primedex Health Systems, Inc., in November 2006.  From February 2005 until November 2006, Mr. Abbasi served as a director of Radiologix.  Mr. Abbasi served as Executive Vice President and Chief Operating Officer of Radiologix from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer of Radiologix from December 2000 until March 2004.  Radiologix was a leading national provider of diagnostic imaging services and was listed on the American Stock Exchange until its November 2006 acquisition by Primedex.  From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry.  From August 1996 through December 1999, Mr. Abbasi was Senior Vice President and Chief Financial Officer of Radiologix.  From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions.  From June 1988 through January 1995, Mr. Abbasi held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group.  Mr. Abbasi received his Masters of Business Administration from the University of Rochester and his Bachelor of Arts, magna cum laude, in Economics from the University of Pennsylvania.
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

Roger D. Bowler, 69, has served as one of our independent directors since November 2006.  Mr. Bowler served in various capacities at Embrey Partners, Ltd. (“Embrey”), a San Antonio, Texas-based multifamily development and management company, from 1981 through 2006.  From 1991 through 2006, Mr. Bowler served as Executive Vice President for Embrey and was responsible for corporate operations, as well as project feasibility, financing, and sales.  Prior to his employment at Embrey, Mr. Bowler established and managed a corporate planning group for a Midwest bank holding company.  Mr. Bowler also served as the Senior Financial Officer for a Houston retail and office developer.  Mr. Bowler earned a Bachelor’s degree in Accounting and a Masters of Business Administration in finance from Michigan State University.  From 1984 through 2006, Mr. Bowler served on the Advisory Board of Directors for the JP Morgan Chase Bank of San Antonio.  Mr. Bowler currently serves on the Board of Directors for the Marathon Title Insurance Company and American Village Communities, Inc. of Fairfax, Virginia. Mr. Bowler was a member of the National Multi Housing Council prior to his retirement from Embrey.

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

Jonathan L. Kempner, 63, has served as one of our independent directors since November 2008. In October 2009, Mr. Kempner became the President of Tiger 21, LLC, a peer-to-peer learning group for high-net-worth investors. Prior to this, Mr. Kempner was President and Chief Executive Officer of the Mortgage Bankers Association (“MBA”) from April 2001 to December 2008. MBA is the national association representing the real estate finance industry with over 2,400 member companies, including mortgage companies, mortgage brokers, commercial banks, thrifts life insurance companies and others in the mortgage lending field. In addition, Mr. Kempner served on MBA’s Board of Directors (ex officio) and on the board of its business development affiliate, Lender Technologies Corp.

Prior to assuming his role at the MBA, for 14 years, Mr. Kempner was President of the National Multi Housing Council, a leading trade association representing apartment owners, managers, developers, lenders and service providers. Previously, from 1983 to 1987, Mr. Kempner was Vice President and General Counsel of Oxford Development Corp., a privately owned real estate services firm in Maryland, with a focus on commercial real estate development, asset and property management, brokerage and investment advisory services. From 1982 to 1983, Mr. Kempner served as Assistant Director and General Counsel of the Pennsylvania Avenue Development Corp., a federally owned real estate firm. From 1981 to 1982, Mr. Kempner also served as Assistant General Counsel to the Charles E. Smith Companies, a significant owner and developer of apartment complexes.

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

Mr. Kempner holds a bachelor’s degree from the University of Michigan (high honors and high distinction, Phi Beta Kappa) and a law degree from Stanford University Law School, where he served on the Stanford Law Review. Mr. Kempner serves on the editorial boards of numerous real estate publications and is on the board of directors of a nonprofit organization, the Ciesla Foundation.

Our board of directors has concluded that Mr. Kempner is qualified to serve as one of our directors for reasons including his 21 years of combined experience heading the MBA and the National Multi Housing Council and his prior experience as a director. With this background, Mr. Kempner brings to our board substantial insight and experience with respect to the multifamily real estate and mortgage industries. In addition, Mr. Kempner has substantial experience acting as an attorney and general counsel, which brings a unique perspective to our board. Mr. Kempner also remains active in the professional and charitable communities.

E. Alan Patton, 51, has served as one of our independent directors since November 2006 and Chairman of the Board since September 20, 2013. In May 2013, Mr. Patton became the President of The Morgan Group, Inc., (“Morgan”) a multifamily development and management company, where Mr. Patton is responsible for Morgan’s day-to-day operations. From January 2011 to April 2013, Mr. Patton served as Senior Managing Director of Hines Interests Limited Partnership (“Hines”), an international real estate firm. Mr. Patton’s main focus at Hines was to expand the firm’s multifamily development activity throughout the United States with involvement in site sourcing, product design, development and capital raising and financing. From 1998 to January 2011, Mr. Patton served as President of Morgan. From 1990 to 1998, Mr. Patton was the Managing Director of the Chase Bank of Texas Realty Advisory Group (formerly known as Texas Commerce Realty Advisors). During his eight-year tenure at Chase Bank, Mr. Patton developed and managed Chase's Real Estate Mezzanine Financing product and worked in the Real Estate Workout/Restructuring Group and the Commercial Real Estate Lending Group.

Mr. Patton previously served as a Project Manager with a Houston-based commercial general contractor, Miner-Dederick Companies, Inc., where he managed office and medical building construction projects nationwide for eight years. Mr. Patton attended Harding University and the University of Houston, from which he received his Bachelor in Science-Finance degree and his Masters of Business Administration. Mr. Patton is on the Board of Directors of the National Multi Housing Council and is a council member of the Urban Land Institute.

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

Robert S. Aisner, 67, has served as our Chief Executive Officer and as one of our directors since December 2007. As described above in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations

— Overview — Commencement of Transition to Self-Management,” Mr. Aisner is a Behringer Nominee and currently required to be our sole Chief Executive Officer pursuant to the Modification Agreement until the Self-Management Closing. Mr. Aisner serves as Chief Executive Officer of our Advisor and our property manager, Behringer Harvard Multifamily Management Services, LLC (the “Property Manager”). In addition, Mr. Aisner serves as a director of TIER REIT, Inc., formerly known as Behringer Harvard REIT I, Inc. (“TIER REIT”), and as a director and Chairman of the Board of Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”) and Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”). Mr. Aisner is also Chief Executive Officer and President of Behringer Harvard Holdings. Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner’s commercial real estate experience, as an officer and director of Behringer-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust (“AMLI”), formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s executive committee and investment committee. During Mr. Aisner’s tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate’s Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of TIER REIT, Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board.
Executive Officers
In addition to Robert S. Aisner, the following individuals serve as our executive officers:
Mark T. Alfieri, 52, has served as our President since July 31, 2013. Mr. Alfieri also serves as our Chief Operating Officer, a position he has held since our inception in 2006. Mr. Alfieri served as Chief Operating Officer of the Advisor and Property Manager from September 2006 and March 2008, respectively, to July 31, 2013. Prior to joining Behringer in May 2006, from January 1999 to April 2006 Mr. Alfieri was Senior Vice President of AMLI Residential Properties Trust (“AMLI”), formerly a New York Stock Exchange-listed REIT, where he directed investment activities for the Southwest region. During his seven-year tenure at AMLI, Mr. Alfieri consummated multifamily transactions in excess of $2.5 billion. From 2000 to 2006, Mr. Alfieri was a member of CEC, AMLI’s senior executive committee. In February 2006, AMLI merged into an indirect subsidiary of Morgan Stanley Real Estate’s Prime Property Fund, and the consideration paid for AMLI represented a 20.7% premium over the closing price of its common shares on the last full trading day prior to the public announcement of the merger. From 1991 until 1998, Mr. Alfieri was president and Chief Executive Officer of Revest Group, Inc., a regional full service investment company. Revest was engaged in the acquisition and development of multifamily and commercial properties as a sponsor/general partner on behalf of international and domestic private investors. Mr. Alfieri also was President and Chief Executive Officer of Revest Management Services. Revest Management Services fee managed office, mini-storage and multifamily properties. Mr. Alfieri graduated from Texas A&M with a Bachelor of Business Administration degree in Marketing. Mr. Alfieri is a licensed Real Estate Broker in the State of Texas. Mr. Alfieri served on the Board of Directors of the National Multi Housing Council from 2002 to 2004 and is currently a member of the National Multi Housing Council.

Margaret M. “Peggy” Daly, 57, was appointed our Senior Vice President-Property Management effective July 31, 2013. Ms. Daly served as the Senior Vice President-Property Management of our Property Manager from September 2011 to July 31, 2013 and as the Vice President of our Property Manager from September 2010 to September 2011. In addition, Ms. Daly served as Senior Vice President of Property Management for Harvard Property Trust, LLC, an affiliate of our Advisor, from May 2010 to July 31, 2013. Ms. Daly is responsible for development and leadership of property management and operating platform for our assets.

Ms. Daly has over 30 years of experience in management of Class A multifamily assets. Prior to joining Behringer, from March 2008 to April 2010, Ms. Daly was Executive Vice President of Property Management at Place Properties LLP where she was responsible for the profitability, business development and performance results of over 22,500 beds of student housing. From August 1988 to March 2008, Ms. Daly was with AMLI, where she served as the Executive Vice President-National Director of Operations, Senior Vice President-Revenue Management and Regional Vice President. From June 1979 to March 1988, Ms. Daly was a Divisional Vice President of Property Management with Trammell Crow Residential.

Ms. Daly attended Virginia Polytechnic Institute and studied Business Administration. She served on the board of directors of the Atlanta Apartment Association from 1996 to 2000, was a member of the Advisory Board for the School of Property Management at Virginia Polytechnic Institute, and has served on expert panels at National Apartment Association, National Multi-Housing Council and Multifamily Executive conferences.

Howard S. Garfield, 56, has served as our Chief Financial Officer and Treasurer since September 2009, as our Chief Accounting Officer since May 2009, and as our Assistant Secretary since August 2013. In addition, Mr. Garfield served as Chief Financial Officer and Treasurer of our Advisor and our Property Manager from September 2009 to July 31, 2013, as well as Chief Accounting Officer of these entities from September 2011 to July 31, 2013. Prior to joining Behringer in February 2009, from April 2008 to February 2009, Mr. Garfield was Senior Vice President-Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

Daniel J. Rosenberg, 38, was appointed our General Counsel-Securities and Risk Management effective July 31, 2013. Mr. Rosenberg served as our Senior Vice President-Legal and General Counsel from September 2011 to July 31, 2013 and has served as our Secretary since December 2007. Mr. Rosenberg also served as Senior Vice President-Legal and General Counsel and Secretary of our Advisor and Property Manager from September 2011 to July 31, 2013. Mr. Rosenberg joined Behringer in June 2004.  While at Behringer, Mr. Rosenberg was responsible for legal matters related to Behringer’s multifamily platform. Prior to the formation of the first Behringer-sponsored multifamily program in 2006, Mr. Rosenberg was responsible for all legal aspects of Behringer’s private offerings.  Prior to joining Behringer, Mr. Rosenberg was a corporate associate at the New York office of what was then Katten Muchin Zavis Rosenman LLP, a leading national law firm, where he represented private and public companies in a wide range of corporate transactions, including acquisitions, divestitures, mergers, financings, joint ventures, private placements and high-yield debt offerings.  Mr. Rosenberg received a Bachelor of Arts degree from the University of Wisconsin at Madison and a Juris Doctor degree from Emory University School of Law in Atlanta, Georgia.  Mr. Rosenberg is licensed as an attorney in Texas and New York.

Ross P. Odland, 46, was appointed our Senior Vice President-Portfolio Management effective July 31, 2013. Mr. Odland served as the Senior Vice President-Portfolio Management of our Advisor and Property Manager from September 2011 to July 31, 2013, as the Vice President-Portfolio Management of our Advisor from November 2007 to September 2011 and as the Vice President-Portfolio Management of our Property Manager from March 2008 to September 2011. Mr. Odland is responsible for developing investment strategies, sourcing, developing and managing the Company’s programmatic joint venture partnerships, and leading the asset management group for the multifamily group.

Prior to joining Behringer, from 2000 to 2007, Mr. Odland was Vice President of Portfolio Management at AMLI, where he managed the company's joint venture relationships and performed portfolio and asset management duties for the company's southwest region which was valued in excess of $1.1 billion. From 1997 to 2000, Mr. Odland was a consultant with Pricewaterhouse Coopers in the Real Estate Advisory Group. In this role, Mr. Odland performed valuation, market research, and due diligence activities for publicly traded REITS and institutional real estate funds.

Mr. Odland holds a Bachelor of Business Administration degree from the University of Wisconsin-Madison. Mr. Odland is a chartered financial analyst (CFA), a member of the CFA Society of Dallas-Fort Worth and a member of the Pension Real Estate Advisory Association.

Key Personnel
The following individuals are non-executive personnel who are important to our success:
 Robert T. Poynter, 57, has served as the Senior Vice President and Chief Investment Officer of our Advisor and a Senior Vice President of our property manager since September 2011. Prior to his current roles, Mr. Poynter served as Vice President of our Advisor from November 2006 to September 2011 and Vice President—Multifamily of our property manager from March 2008 to September 2011. Mr. Poynter is responsible for reviewing and improving existing policies regarding the multifamily investment and acquisition process for Behringer and for developing best practices for the multifamily group. In this capacity Mr. Poynter also is responsible for sourcing, underwriting and administering the multifamily investment and acquisition process for Behringer.
Prior to joining Behringer, from October 1983 to September 2006, Mr. Poynter was employed by JPI, a national multifamily development and acquisitions company. Mr. Poynter was a Senior Vice President of several different JPI-affiliated entities and served as the Strategic Recapitalization Services Partner. During that time, Mr. Poynter worked on condominium and home sales, corporate housing, third party property management services and acquisitions. Mr. Poynter is a licensed Real Estate Broker in the state of Texas. Mr. Poynter received a Bachelor of Science degree from the Wharton School at the University of Pennsylvania.
James A. Fadley, 56, has served as the Senior Vice President of our Advisor and property manager since September 2011. Mr. Fadley is responsible for Behringer's multifamily due diligence and transactional closing group. Prior to his current roles, Mr. Fadley served in a variety of capacities for affiliates of our Advisor related to the multifamily due diligence and transactional closing group. Prior to joining Behringer in June 2009, Mr. Fadley was employed from September 1986 to January 2009 by JPI, a national multifamily development and acquisitions company. During his career at JPI, Mr. Fadley held a variety of positions including Executive Vice President & Senior Operations Partner of Investment Services and Co-Divisional President and Chief Investment Officer of JPI's Student Living Division. Mr. Fadley served as a member of JPI's Investment Committee, and was also responsible for its design, implementation and administration. During his tenure at JPI, over $8 billion of apartment properties were acquired, developed and sold. At JPI Mr. Fadley was responsible for managing JPI's business relationship with GE Capital, which included investor reporting, venture compliance and the GE approval process. Mr. Fadley also served in a variety of other roles at JPI including investment analysis, asset management and dispositions, project capitalization and market research. Prior to joining JPI, Mr. Fadley was employed by Arthur Andersen & Co. from July 1979 to August 1986 where he was a manager in the audit division. In 1979, Mr. Fadley received his Bachelor of Business Administration, cum laude from Southern Methodist University.
James J. McGinley III, 49, has served as Senior Vice President of an affiliate of our Advisor since August 2013. Mr. McGinley’s responsibilities include overseeing and managing all of the Company’s new multifamily development projects and capital market activities, as well as the sourcing of new equity partner relationships. Mr. McGinley has over 25 years of lending, financing, development and real estate investment experience in excess of $5 billion in transaction value. Prior to joining Behringer, from August 2011 to February 2013, Mr. McGinley served as Group Vice President of Capital Markets for Archstone, formerly a New York Stock Exchange listed apartment REIT that was taken private in 2007 and in 2013 was purchased by two large publicly traded apartment REITs, where he directed the project capital structuring and closing of the firm's equity and capital relationships nationally. Previously, from June 2006 to October 2009, primarily while Archstone was a publicly traded REIT, Mr. McGinley oversaw the firm’s third party joint venture equity investments throughout the U.S. From October 2011 to August 2013, Mr. McGinley operated his own national development consulting business with several clients, including Behringer, Archstone, and Phoenix Property Co., a Dallas, Texas-based developer of multifamily communities and student housing communities (“Phoenix”). Prior to joining Archstone, from March 1999 to June 2006, Mr. McGinley served as a Development Partner for Phoenix, where he oversaw development of infill luxury multifamily and mixed-use properties in several western states. Prior to joining Phoenix, from March 1995 to February 1999, Mr. McGinley was with JPI, a national multifamily development and acquisitions company. During his career at JPI, Mr. McGinley held a variety of positions including Vice President of Development and Vice President of Finance. Mr. McGinley began his career with the predecessor of Bank of America. Mr. McGinley graduated from the University of Notre Dame Graduate School of Business with a Masters of Business Administration in finance, and received his Bachelors of Business Administration in both finance and real estate from Southern Methodist University. Mr. McGinley is a graduate of the inaugural program of the Associate Leadership Council of The Real Estate Council and is an active member of that organization. In addition, Mr. McGinley is a member of the Urban Land Institute and the National Multi Housing Council.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.
Code of Ethics
Our board of directors has adopted an Amended and Restated Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerinvestments.com. If in the future we amend, modify or waive a provision in the Amended and Restated Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting promptly such information on the website maintained for us as necessary.
Audit Committee Financial Expert
The Audit Committee consists of independent directors Sami S. Abbasi, the chairman, Roger D. Bowler, Jonathan L. Kempner and E. Alan Patton. Our board of directors has determined that Mr. Abbasi is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Abbasi, including his relevant qualifications, is previously described in this Item 10. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange (“NYSE”) or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE.

Item 11.    Executive Compensation
Executive Compensation — Compensation Discussion and Analysis

Overview

 We provide what we believe is a competitive total compensation package to our named executive officers through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs.  This Compensation Discussion and Analysis explains our compensation philosophy, objectives and practices with respect to our President, our Chief Financial Officer and the other three most highly-compensated executive officers as of the end of 2013 as determined in accordance with applicable SEC rules, who are collectively referred to as our named executive officers or, in this “Compensation Discussion and Analysis” section, our executives. For purposes of this compensation disclosure, we do not consider our current Chief Executive Officer to be one of our “named executive officers” or “executives” because, as described further below, he is not an employee of ours and not directly compensated by us.  Our executives are as follows: Mark T. Alfieri, President and Chief Operating Officer; Howard S. Garfield, Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary; Ross P. Odland, Senior Vice President - Portfolio Management; Daniel J. Rosenberg, General Counsel — Securities and Risk Management and Secretary; and Margaret M. “Peggy” Daly, Senior Vice President — Property Management.

Through July 31, 2013, none of our executive officers received compensation from us for services rendered to us. Through July 31, 2013, all of our executive officers were also officers of our Advisor and its affiliates and were compensated by these entities, in part, for their services to us. Through July 31, 2013, we neither separately compensated our executive officers nor reimbursed our Advisor for any compensation paid to their employees who also served as our executive officers, other than through the general fees and expense reimbursements we paid to them under the advisory management agreement with our Advisor and the property management agreement with our Property Manager.

At the Initial Closing of the Modification Agreement on July 31, 2013, Behringer waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to the five named executive officers above who previously provided services on our behalf as employees of Behringer. We offered employment to these persons and all of them accepted our offer and became our employees on August 1, 2013. Accordingly we began compensating our named executive officers on August 1, 2013. Our current Chief Executive Officer, Robert S. Aisner, remains an employee of Behringer and is compensated through his arrangements with Behringer rather than from us. Through December 31, 2013, we neither separately compensated Mr. Aisner nor reimbursed Behringer for any compensation paid to Mr. Aisner, other than through the general fees and expense reimbursements we paid to them under the advisory management agreement with our Advisor.

See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence-Related Party Transactions” of this Annual Report on Form 10-K for a discussion of the fees paid to and services provided by our Advisor and its affiliates.

Executive Summary

The Company accomplished several key objectives in 2013.

•	Began the process to transition to self-management, entering into agreements with the Advisor and its affiliates and hiring the Company’s initial executives and other employees;

•
Expanded the PGGM CO-JV relationship, generally increasing the maximum potential commitment of PGGM by $300 million (in addition to any amounts distributed to PGGM from sales or financings of new PGGM CO-JVs), which we expect to provide (i) access to additional capital to enable us to increase the size and diversification of our multifamily community portfolio and (ii) through fee income and increased participation rights, the potential for more favorable returns on these investments;

•	Expanded the number of our developments by acquiring land and commencing construction in eight new developments; and

•	Sold four multifamily communities with combined sales prices of $211.9 million, before closing costs, resulting in gain of approximately $50.8 million.

•	The Same-Store comparable rental revenues for our multifamily communities increased 6% from $158.8 million in 2012 to $168.9 million in 2013;

•	We obtained financings for $107.0 million at a weighted average fixed rate of 3.6%. Additionally, we obtained new construction financing with total commitments of $161.5 million; and

•
We reported net income for 2013 of $32.6 million, an increase over a net loss of $30.2 million in 2012, where our 2013 results included gains from sales of multifamily communities of $50.8 million and benefited from improved operations. Funds from operations (“FFO”) increased from $38.3 million in 2012 to $42.0 million in 2013. Modified funds from operations (“MFFO”) increased to $46.3 million in 2013 from $41.0 million in 2012 (see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO and MFFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”)).

Overview of Compensation Philosophy & Objectives

We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. We place significant emphasis on annual and long-term performance-based incentive compensation, including cash and equity-based incentives, which are designed to reward our executives based on the achievement of company and individual goals.

The compensation programs for our executives are designed to achieve the following objectives:

•	Attract and retain top contributors to ensure that we have high caliber executives;

•
Create and maintain a performance-driven organization, by providing upside compensation opportunity for outstanding performance and downside compensation risk in the event performance falls below expectations;

•	Align the interests of our executives and stockholders by motivating executives to increase stockholder value along with the achievement of other key corporate goals and objectives;

•
Encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to both company and individual performance based on responsibilities and ability to influence financial and organizational results;

•
Provide flexibility and allow for discretion in applying our compensation principles in order to appropriately reflect individual circumstances as well as changing business conditions and priorities; and

•	Motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, and reward them for meeting these objectives.

We believe our compensation programs are effectively designed and work in alignment with the interests of our stockholders and include a number of best practices, such as:

WHAT WE DO...	WHAT WE DON’T DO...
✓ We do place a greater emphasis on variable, performance-based compensation, particularly in the form of long-term equity-based compensation	✗ We do not provide tax gross-ups to our executives under any circumstance
✓ We do have a clawback provision that requires executives to reimburse the Company for incentive-based compensation to the extent intentional misconduct results in a restatement	✗ We do not set compensation levels above median for achieving target performance
✓ We do intend to establish our annual incentive program based on objective performance criteria, supplemented by subjective criteria	✗ We do not provide uncapped payouts of bonus awards
 ✓ We do intend to establish our long-term incentive program based on objective performance criteria, supplemented by subjective criteria; the awards will require subsequent vesting over a multi-year period
✗ We do not pay dividends on unvested performance shares
✓ We do engage an independent compensation consultant to advise the Compensation Committee on compensation matters	✗ We do not guarantee annual salary increases nor do we pay guaranteed minimum bonuses

Determination of Executive Compensation

Our executive compensation programs are administered by the Compensation Committee of our board of directors.  The members of the Compensation Committee are:  Jonathan L. Kempner (Chairman), Sami S. Abbasi, Roger D. Bowler, and E. Alan Patton, each of whom are “independent” under our charter and under the independence standards of the NYSE.

The Compensation Committee sets the overall compensation strategy and compensation policies for our executives and directors.  The Compensation Committee has the authority to determine the form and amount of compensation appropriate to achieve our strategic objectives, including salary and incentive compensation.  The Compensation Committee will review its compensation strategy annually to confirm that it supports our objectives and stockholders’ interests and that executives are being rewarded in a manner that is consistent with our strategy.

The Compensation Committee is responsible for, among other things:

•
reviewing the compensation of our executives with actual or expected compensation exceeding $300,000 per year, including annual base salary, annual cash incentive compensation and long-term equity incentive compensation;

•	approving and issuing equity incentive awards;

•	reviewing and approving all benefit and compensation plans pertaining to our executives (other than those available to our employees generally); and

•	advising on board compensation.

On May 20, 2013, our Compensation Committee engaged the services of FPL Associates, L.P., a nationally recognized compensation consulting firm specializing in the real estate industry, to assist us in determining competitive executive compensation levels and the programs to implement.  The Compensation Committee also worked with FPL Associates to negotiate employment agreements with our executives, develop additional incentive compensation programs, structures or initiatives and establish our director compensation program.  As part of FPL Associates’ engagement, the Compensation Committee directed FPL Associates to, among other things, provide competitive market compensation data and make recommendations for pay levels for each component of our executive compensation.  FPL Associates has not been engaged by our executives to perform any work on their behalf, and the Compensation Committee determined that FPL Associates was an independent compensation consultant.

Competitive Benchmark Assessment

FPL Associates considered the following criteria for selecting peer group companies, including, but not limited to:

•	Companies focused primarily in the multifamily sector;

•	Real estate companies similar in size to us (defined by gross value/total capitalization, portfolio metrics such as number of properties/units);

•	Complexity of operations (active development pipeline and/or joint venture transactions); and

•	Geographic location (companies that may compete with us for talent and/or portfolio concentration).

As such, the peer group consisted of the following:

American Campus Communities, Inc.	Colonial Properties Trust
Ashford Hospitality Trust, Inc.	Gables Residential Trust (private)
Associated Estates Realty Corporation	Mid-America Apartment Communities, Inc.
AvalonBay Communities, Inc.	Post Properties, Inc.
BRE Properties, Inc.	Simpson Housing LLLP (private)
Camden Property Trust	UDR, Inc.

The rationale for the inclusion of the peer companies is shown below:

Company Name	Asset Class	Size	Geography	Complexity
American Campus Communities, Inc.	☑		☑	☑
Ashford Hospitality Trust, Inc.		☑	☑
Associated Estates Realty Corporation	☑	☑
AvalonBay Communities, Inc.	☑			☑
BRE Properties, Inc.	☑			☑
Camden Property Trust	☑		☑
Colonial Properties Trust	☑	☑
Gables Residential	☑	☑		☑
Mid-America Apartment Communities, Inc.	☑
Post Properties, Inc.	☑	☑
Simpson Housing	☑
UDR, Inc.	☑			☑

Given that there is a size differential between some of the selected peers and us in terms of capitalization (we generally ranked between the 25th and 50th percentile), the competitive benchmarking data was reviewed on a size-adjusted basis. Summary size statistics for us relative to the peer companies are shown below.

Size Statistic (Based on year-end 2012)	Our Relative Ranking
Total Capitalization	30th percentile
Market Capitalization	39th percentile

Using size-adjusted market data and information we received from FPL Associates, we entered into employment agreements with each of our executives on August 1, 2013.  These agreements generally established the base salaries and targets for short-term cash and long-term equity incentive compensation for our executives.  In establishing the amounts in these agreements, we generally targeted between the 25th and 50th percentiles of the competitive market based on the peer group described above based on the size of the Company compared to these peers, but also took into account other factors including, among others, the individual experience and skills of, and expected contributions from, the executives.  For a more detailed discussion of the employment agreements with each of our executives, see “Employment Agreements” below.

The Role of Executive Officers in Executive Compensation Decisions

Our President consulted with the Compensation Committee regarding 2013 compensation levels for each of our executives based on recommendations to our Compensation Committee provided by FPL Associates.  Our President will annually review the performance of each of the other executives.  Based on this review, he will make compensation recommendations to the Compensation Committee, including recommendations for performance targets, salary adjustments, annual cash incentive compensation bonuses, and long-term equity-based incentive awards.  Although the Compensation Committee considers these recommendations along with data provided by its outside consultants, if any, it retains full discretion to set all compensation.

Elements of Executive Compensation

Base Salary. Our Compensation Committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives.  Subject to our existing contractual obligations, we expect our Compensation Committee to consider salary levels for our executives annually as part of our performance review process, as well as upon any promotion or other change in job responsibility.  In connection with the hiring of our current executives and the negotiation and execution of their employment agreements, our Compensation Committee recommended and the Company’s board of directors approved the following base salaries for fiscal years 2013 and 2014, respectively:

Name and Position	2013	2014
Mark T. Alfieri President and Chief Operating Officer	$425,000	$425,000
Howard S. Garfield Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary	$325,000	$325,000
Ross P. Odland Senior Vice President — Portfolio Management	$225,000	$225,000
Daniel J. Rosenberg General Counsel — Securities and Risk Management and Secretary	$250,000	$250,000
Margaret M. “Peggy” Daly Senior Vice President — Portfolio Management	$275,000	$275,000

The goal of our base salary program is to provide salaries at a level that allows us to attract and retain highly qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program.  Base salary levels also affect the annual cash incentive compensation because each executive’s annual cash incentive bonus target opportunity is expressed as a percentage of base salary.  The following items are generally considered when determining base salary levels:

•	market data provided by the Compensation Committee’s outside consultants;

•	our financial resources; and

•	the executive’s experience, scope of responsibilities, performance and prospects.

Annual Cash Incentive Compensation.  It is the intention of our Compensation Committee to make a meaningful portion of the executives’ compensation contingent on achieving certain performance targets and individual objectives each year.  Because we only recently started the self-management transition and hired our executives, in January 2014 the executives’ cash incentive compensation for fiscal year 2013 (which was paid in January 2014) was recommended at the target for each executive by the Compensation Committee, and approved by the Company’s board of directors.  However, the committee will set objective performance metrics for each of the executives for 2014 (which may include, among others, EBITDA (earnings before interest, taxes, depreciation, and amortization), FFO, NOI, NAV (net asset value), total return, growth, occupancy/leasing goals, investment activity, etc.) and intends to utilize a mix of these objective metrics and a subjective review of performance in setting annual cash incentive compensation in future years.  For a description of the target bonuses for each of our executives, please see “Employment Agreements” below.

Long-Term Equity Incentive Compensation. The objective of our long-term equity incentive award program, which is administered through our Incentive Award Plan, is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies, as well as to promote a performance-focused culture by rewarding employees, including our executives, based upon the achievements of the Company and individual performance.  Our Compensation Committee believes that equity awards are necessary to successfully attract qualified employees, including the executives, and will continue to be an important incentive for promoting employee retention going forward.  The initial award targets for the executives were determined by the Compensation Committee, in consultation with FPL Associates, and subsequently reviewed with the President (with respect to all awards).  For a description of the target equity incentive awards for each of our executives, please see “Employment Agreements” below.  No equity awards were made to employees, including the executives, during 2013.

Because we only recently started the self-management transition and hired our executives, in January 2014 the executives’ long-term equity incentive compensation for fiscal year 2013 (which was awarded in January 2014) was recommended at the target for each executive by the Compensation Committee, and approved by the Company’s board of directors. However, the committee will set objective performance metrics for each of the executives for 2014 (which may include, among others, EBITDA (earnings before interest, taxes, depreciation, and amortization), FFO (funds from operations), NOI (net operating income), NAV (net asset value), total return, growth, occupancy/leasing goals, investment activity, etc.) and intends to utilize a mix of objective performance metrics and a subjective review of performance in setting long-term equity awards in future years.  The Compensation Committee believes that an emphasis on performance measures will drive our long-term success.

Our Compensation Committee made restricted stock unit (“RSU”) awards to our executives under our Incentive Award Plan in January 2014, pursuant to a form of Employee Restricted Stock Unit Award Agreement included as Exhibit 10.5 hereto. Each RSU governed by the form of Employee Restricted Stock Unit Award Agreement will relate to one share of our common stock. Each RSU will entitle the holder to cash dividends as if he or she held a share of our common stock, regardless of vesting. Subject to continuous employment of the grantee by the Company, each RSU will vest (i) one-third on the 13-month anniversary of the grant date, (ii) one-third on the second anniversary of the grant date, and (iii) one-third on the third anniversary of the grant date. Notwithstanding the foregoing, the grantee will become fully vested in the RSUs in the event of a change of control of the Company, his or her death or disability, the termination of employment of the grantee without “cause” (as defined in the applicable employment agreement) by the Company or termination of employment by the grantee for “good reason” (as defined in the applicable employment agreement). If the grantee’s employment with the Company terminates for any reason (other than death, disability, termination of employment without “cause” (as defined in the applicable employment agreement) by the Company or termination of employment by the grantee for “good reason” (as defined in the applicable employment agreement)), then any unvested RSUs shall automatically be forfeited. Regardless of the vesting of the RSUs, if the grantee has executed a deferral election form, the settlement date specified in such form shall apply and no shares of stock shall be issued to the grantee until the delayed settlement date. The grantee may defer settlement until the earlier of (a) the grantee’s separation from service, the grantee’s death or a change of control of the Company or (b) a date chosen by the grantee that is at least three years from the grant date. The form of Deferral Election Form is included as Exhibit 10.6 hereto.

To the extent we grant options in the future, the exercise price of each stock option awarded to our employees under our Incentive Award Plan will be the “fair market value,” as defined in the Incentive Award Plan to be equal to the estimated per share value of our common stock as established from time to time by the board pursuant to our valuation policy, on the date of grant, which is the date of the Compensation Committee meeting at which the equity award is determined, as specified in our Incentive Award Plan.

Benefits. All full-time employees, including our executives, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability and life insurance, and our 401(k) plan. We do not have any special benefits or retirement plans for our executives.

Severance. Under their employment agreements, each of our executives is entitled to receive severance payments under certain circumstances in the event that their employment is terminated.  These circumstances and payments are described below under “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”  Our Compensation Committee believes that the negotiation of these severance payments was an important factor in enticing the executives to leave the employment of our Advisor.

Risk Management

The Compensation Committee was involved in negotiating each of the employment agreements with our named executive officers.  The committee believes that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on the Company.  In making this assessment, the Compensation Committee considered a variety of factors, including base salary, annual cash incentive compensation and long-term equity incentive compensation opportunities available to our named executive officers.  The committee believes that the combination of the compensation elements should lead to executive and employee behavior that is consistent with our overall objectives and risk profile.

Impact of Regulatory Requirements on Executive Compensation

Section 162(m).  Under Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to herein as the “Code,” certain limits are placed on the tax deductibility of compensation paid to our Chief Executive Officer and our three most highly compensated executives other than our Chief Executive Officer and Chief Financial Officer unless the compensation meets the requirement for “performance-based compensation” as set forth in the Code and the related regulations.  Our Compensation Committee has considered the possible effect of Section 162(m) of the Code in designing our compensation programs and policies.  Further, as long as we qualify as a REIT, we generally will not pay taxes at the corporate level and, therefore, losing the deductibility of compensation does not have a significant adverse impact on the Company.  Section 162(m) of the Code did not limit our ability to take a tax deduction for all of the compensation paid to these executives for the year ended December 31, 2013.

To the extent that any part of our compensation expense is not deductible under Section 162(m) of the Code, we might be required to pay certain distributions to our stockholders to maintain our status as a REIT.  Also, any compensation allocated to our taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct the compensation.  The committee will continue to take into account the materiality of any deductions that might be lost as well as the broader interests to be served by paying competitive compensation.

Section 409A.  Section 409A of the Code may affect the federal income tax treatment of most forms of deferred compensation by accelerating the timing of the inclusion of the deferred compensation to the recipient for federal income tax purposes and imposing an additional federal income tax on the recipient equal to 20% of the amount of the accelerated income under certain circumstances.  The committee considers the potential adverse federal income tax impact of Section 409A of the Code in determining the form and timing of compensation paid to our executives and other employees and service providers.

Section 280G and 4999.  Sections 280G and 4999 of the Code limit a company’s ability to deduct, and impose excise taxes on, certain “excess parachute payments” (as defined in Sections 280G and 4999 of the Code and related regulations) paid to each service provider (including an employee or officer) in connection with a change of control of the company (as set forth in Sections 280G and 4999 of the Code and related regulations).  The committee considers the potential adverse tax impact of Sections 280G and 4999 of the Code, as well as other competitive factors, in structuring certain post-termination compensation or other compensation that might be payable to our executives and other employees and service providers in connection with a change of control of the company but has determined not to provide any tax grossed-up payment to assist any executive in the payment of these excise taxes.

Compensation Committee Report

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently comprised of the four independent directors named at the end of this report, each of whom is “independent” under our charter and the independence standards of the NYSE. The Compensation Committee has furnished the following report on executive compensation for the fiscal year ended December 31, 2013.

The Compensation Committee has reviewed and discussed with management the “Executive Compensation —Compensation Discussion and Analysis” section contained in this Annual Report on Form 10-K (the “CD&A”). Based on this review and the committee’s discussions, the Compensation Committee has recommended and approved the CD&A included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE:

Jonathan L. Kempner, Chairman
Sami S. Abbasi
Roger D. Bowler
E. Alan Patton

The foregoing report shall not constitute “soliciting material” and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either Act.

Summary Compensation Table

Prior to August 1, 2013, we did not have any employees and did not compensate our executives.  The Advisor was responsible for managing our day-to-day operations.  Each of our executives was an employee of an affiliate of the Advisor and was compensated by this affiliate for services performed by the Advisor on our behalf.  On July 31, 2013, we entered into a series of agreements, and amendments to the agreements and arrangements existing at the time with, among others, the Advisor.  As a result of these agreements and amendments, we began to perform certain functions previously provided to us by the Advisor.  We hired, and entered into employment contracts with, our executives and began paying compensation to these persons.  As a result, the table below reflects compensation paid to our executives beginning August 1, 2013.  A description of the employment agreements with each of our executives is contained herein.  See “Employment Agreements” below.

Name and Principal Position	Year	Salary(1)	Bonus(2)	All Other Compensation	Total
Mark T. Alfieri President and Chief Operating Officer	2013	$177,083	$425,000	$—	$602,083
Howard S. Garfield Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary	2013	$135,416	$325,000	$—	$460,416
Ross P. Odland Senior Vice President — Portfolio Management	2013	$93,750	$135,000	$—	$228,750
Daniel J. Rosenberg General Counsel — Securities and Risk Management and Secretary	2013	$104,167	$125,000	$—	$229,167
Margaret M. “Peggy” Daly Senior Vice President — Portfolio Management	2013	$114,583	$137,500	$—	$252,083

(1)	Includes base salary paid from August 1, 2013 to December 31, 2013.

(2)	Represents amounts paid as bonuses for performance in respect of 2013 although not paid until 2014. As part of the transition to self-management, the Company agreed to pay full-year 2013 bonuses.

Employment Agreements

Effective as of August 1, 2013, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Mark T. Alfieri, our President and Chief Operating Officer; Howard S. Garfield, our Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary; Ross P. Odland, our Senior Vice President — Portfolio Management; Daniel J. Rosenberg, our General Counsel — Securities and Risk Management and Secretary; and Margaret M. “Peggy” Daly, our Senior Vice President — Property Management. The Employment Agreements were approved by the board of directors of the Company, based upon the recommendation of the Compensation Committee of the board. The Compensation Committee reviewed competitive executive contract market materials and retained its own legal counsel and independent compensation consultant to, among other things, negotiate the terms of the Employment Agreements.

The Employment Agreements of Mr. Alfieri and Mr. Garfield provide for a term commencing August 1, 2013 and ending August 1, 2017. The Employment Agreements of Mr. Odland, Mr. Rosenberg and Ms. Daly provide for a term commencing August 1, 2013 and ending August 1, 2016. Each Employment Agreement will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.

Compensation. During the term of each Employment Agreement, we will pay each executive officer an annual base salary, as set forth in the table below, which will be redetermined annually and may not be reduced without the executive officer’s consent. In addition, during the term of his or her Employment Agreement, each executive officer will be eligible to receive cash incentive compensation as determined by the Compensation Committee of our board. Each executive officer’s target annual incentive compensation will be equal to a percentage of his or her base salary, also as set forth below. The cash incentive compensation will be predicated on both objective corporate and individual measures to be mutually agreed upon between the executive officer and the Compensation Committee. The amount of cash incentive compensation awarded to the executive officer each year must be reasonable in light of the contributions made by the executive officer for the year in relation to the contributions made and incentive compensation awarded to other senior executives of the Company for the same year.

Executive	Minimum Annual Base Salary for 2013	Target Annual Cash Incentive Compensation (as % of annual base salary)
Mark T. Alfieri	$425,000	100%
Howard S. Garfield	$325,000	100%
Ross P. Odland	$225,000	60%
Daniel J. Rosenberg	$250,000	50%
Margaret M. “Peggy” Daly	$275,000	50%

During the term of his or her Employment Agreement, each executive officer also will be eligible to receive equity awards under our Incentive Award Plan, as amended, and any other successor plan, at the discretion of the Compensation Committee. Each executive officer’s target annual long-term incentive award will be equal to a percentage of his or her base salary plus his or her target annual cash incentive compensation, as set forth in the table below. The amount of each equity award granted to the executive officer must be reasonable in light of the contributions made, or anticipated to be made, by the executive officer for the period for which that equity award is made.

Executive	Target Annual Long-Term Incentive Award (as % of annual base salary + target annual cash incentive compensation)
Mark T. Alfieri	110%
Howard S. Garfield	90%
Ross P. Odland	50%
Daniel J. Rosenberg	67.5%
Margaret M. “Peggy” Daly	50%

Payments Upon Termination or Change in Control. Under the Employment Agreements, we are required to provide any earned compensation and other vested benefits to the executive officers in the event of a termination of employment. In addition, each executive officer will have the right to additional compensation and benefits depending upon the manner of termination of employment, as summarized below.

During the term of each Employment Agreement, we may terminate the agreement with or without “cause,” defined as, among other things, the executive officer’s dishonest or fraudulent action, willful misconduct or gross negligence in the conduct of his or her duties to us, or the executive officer’s material uncured breach of the Employment Agreement. In addition, each executive officer may terminate his or her Employment Agreement for “good reason,” defined as, among other things, a material breach of the Employment Agreement by the Company. If the executive officer’s employment is terminated by the Company without “cause” or by the executive officer with “good reason:”

•
we will pay the executive officer an amount equal to the product of: (1) a “Severance Multiple,” equal to 2.6 for Mr. Alfieri, 2.0 for Mr. Garfield, 2.0 for Mr. Odland, 2.0 for Mr. Rosenberg, 2.0 for Ms. Daly; and (2) the sum of: (a) the executive officer’s base salary; and (b) the average of the annual cash incentive compensation received by the executive officer each year during the term of his or her Employment Agreement;

•
all equity awards with time-based vesting will immediately vest in accordance with their terms, and each equity award with performance vesting which has been granted or would otherwise have been granted to the executive officer during the applicable performance period/calendar year in the ordinary course will vest at an amount based on our performance from the commencement of the performance period through the end of the performance period, multiplied by a fraction, the numerator of which will be equal to the number of days the executive officer was employed by us from the commencement of the performance period through the date of termination and the denominator of which will be equal to the total number of days in the performance period; and

•
if the executive officer was participating in our group medical, vision and dental plan immediately prior to the date of termination, then we will pay to the executive officer a lump sum payment equal to: (1) 18 times the amount of the monthly employer contribution that we made to an insurer to provide these benefits to the executive officer and his or her dependents in the month immediately preceding the date of termination; plus (2) the amount we would have contributed to their health reimbursement arrangement for 18 months from the date of termination if the executive officer had remained employed by us.

In the event that an executive officer’s employment is terminated within 18 months after the occurrence of the first event constituting a “change in control” (as defined in the Employment Agreement) of the Company, each Employment Agreement provides that all equity awards with time-based vesting will immediately vest and each equity award with performance vesting which has been granted or would otherwise have been granted to the executive officer during the applicable performance period/calendar year in the ordinary course will vest, without any proration, based on achievement of our performance from the commencement of the performance period through the end of the calendar month immediately preceding the change in control. Further, during the employment term, if within 18 months after a change in control, the executive officer’s employment is terminated by the Company without “cause” or the executive officer terminates his or her employment for “good reason,” the executive officer will receive the same cash severance as described above (but not the equity severance described above).

In the event that an executive officer’s employment is terminated on account of the death or disability of the executive officer, each Employment Agreement provides that we will pay the executive officer (or his or her authorized representative or estate):

•
the sum of the executive officer’s base salary earned through the date of termination, unpaid expense reimbursements, unused paid time off accrued through the date of termination, any vested benefits the executive officer may have under our employment benefit plans through the date of termination, and any awarded and unpaid cash incentive compensation that the executive officer earned on or before the date of termination;

•	a lump sum payment equal to 100 percent of his or her current base salary; and

•
the pro rata portion of any cash incentive compensation which would have been earned by the executive officer during such year of termination had the executive officer remained employed the entire year.

Upon the date of termination on account of death or disability of the executive officer, all equity awards with time-based vesting will immediately fully vest in accordance with their terms and become non-forfeitable. Each equity award with performance vesting which has been granted or would otherwise have been granted to the executive officer during the applicable performance period/calendar year in the ordinary course shall vest at an amount based upon our achievement of performance goals through the end of the performance period, multiplied by a fraction, the numerator of which will be equal to the number of days the executive officer was employed by us from the commencement of the performance period through the date of termination and the denominator of which will be equal to the total number of days in the performance period.

Other Terms and Conditions. During the term of the Employment Agreement and for a period of 15 months after termination of employment during the term, each executive officer has agreed to certain non-competition and non-solicitation provisions. The executive officers have also agreed to certain non-disclosure and non-disparagement provisions both during and after their employment with the Company. During the term of each Employment Agreement, if the executive officer’s employment is terminated by us without cause or for good reason, we will not pay the executive officer the severance compensation described above unless the executive officer signs a general release of claims in favor of us and our related persons and entities in a form and manner satisfactory to us.

Additionally, in the event that the amount of any compensation, payment or distribution by us to or for the benefit of the executive officers upon the occurrence of a “change in control,” calculated in a manner consistent with Section 280G of the Code and the applicable regulations thereunder (the “Severance Payments”), would be subject to the excise tax imposed by Section 4999 of the Code, the Severance Payments would be reduced to a level that would not subject the executive officer to such excise tax but only if such reduction would result in greater after-tax proceeds to the executive officer.

The determination whether to reduce the Severance Payments payable to the executive officer will be made by a nationally recognized accounting firm jointly selected by us and the executive officer. Any determination by the accounting firm will be binding upon us and the executive officer.

Potential Payments upon Termination or Change of Control

The following table summarizes the potential cash payments and estimated equivalent cash value of benefits that would be payable to our executives under the terms of their employment agreements described above upon termination of those agreements under the various scenarios listed below, assuming the event took place on December 31, 2013 (without regard to any potential reductions required under the employment agreements for amounts in excess of Section 280G thresholds):

Name	Without Cause/ For Good Reason	Change-in-Control (Termination Without Cause/ For Good Reason)	Death/Disability
Mark T. Alfieri	$2,210,000	$2,210,000	$850,000
Howard S. Garfield	$1,300,000	$1,300,000	$650,000
Ross P. Odland	$720,000	$720,000	$360,000
Daniel J. Rosenberg	$750,000	$750,000	$375,000
Margaret M. “Peggy” Daly	$825,000	$825,000	$412,500

The amounts described above do not include payment or benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis to salaried employees upon termination of employment, including, but not limited to, accrued vacation.

Directors' Compensation
Terms of Director Compensation Effective as of October 1, 2013

Effective October 1, 2013, within 30 days of each annual meeting of stockholders, each independent director will automatically receive an equity award in the form of RSUs, equal to $60,000, pursuant to a form of Non-Employee Director Restricted Stock Unit Award Agreement included as Exhibit 10.4 hereto. Each RSU governed by the form of Non-Employee Director Restricted Stock Unit Award Agreement will relate to one share of our common stock and be granted pursuant to the Incentive Award Plan. Each RSU will entitle the holder to cash dividends as if he held a share of our common stock, regardless of vesting or settlement. Each RSU will vest (i) one-third upon the earlier of the first anniversary of the grant date or the first annual stockholder meeting following the grant date, (ii) one-third upon the earlier of the second anniversary of the grant date or the second annual stockholder meeting following the grant date, and (iii) one-third upon the earlier of the third anniversary of the grant date or the third annual stockholder meeting following the grant date. Notwithstanding the foregoing, the grantee will become fully vested in the RSUs in the event of his death or disability while serving on the board or in the event of a change of control of the Company. Regardless of the vesting of the RSUs, they will not be settled by issuance of shares of our common stock until certain events occur as set forth in the form of Non-Employee Director Restricted Stock Unit Award Agreement.

Effective October 1, 2013, we also pay each of our independent directors an annual cash retainer of $60,000 per year. In addition, we pay an independent director serving as the Chairman of the Board an annual cash retainer of $40,000 per year, the chairman of our Audit Committee an annual cash retainer of $15,000 per year, the chairman of our Compensation Committee an annual cash retainer of $12,500 per year and the chairman of our Nominating Committee an annual cash retainer of $7,500 per year. These retainers are paid quarterly in arrears. In addition, we pay each of our independent directors (i) $1,500 for each regular and special meeting of the board or of any committee of the board on which such independent director is a member attended in person or by telephone and (ii) $750 for each unanimous written consent considered by the board or of any committee of the board on which such independent director is a member. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors or any committee thereof.

Generally, if a director is an employee of ours, or an employee of our Advisor or its affiliates, we do not pay compensation for services rendered as a director. However, pursuant to the Modification Agreement entered into on July 31, 2013, upon termination of the Advisory Management Agreement (which we expect to occur at the Self-Management Closing), the Behringer nominees serving on our board will be entitled to compensation equivalent to that provided to non-employee directors so long as he or she is not also serving as one of our officers.

Terms of Director Compensation Prior to October 1, 2013

From January 1, 2013 through September 30, 2013, we paid each of our independent directors an annual retainer of $30,000 per year. In addition, we paid the chairman of our Audit Committee an annual retainer of $10,000 per year and the chairmen of our Compensation Committee and Nominating Committee annual retainers of $5,000 per year. These retainers were paid quarterly in arrears. In addition, we paid each of our independent directors (i) $1,500 for each regular and special meeting of the board or of any committee of the board on which such independent director is a member attended in person or by telephone and (ii) $750 for each unanimous written consent considered by the board or of any committee of the board on which such independent director is a member. All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Through September 30, 2013, if a director also was an employee of ours, or an employee of our Advisor or its affiliates, we did not pay compensation for services rendered as a director.

Director Compensation Earned or Paid during 2013

The following table summarizes compensation earned or paid to the non-employee directors during 2013:

	Fees Earned or Paid in Cash(a)	All Other Compensation	Total
Sami S. Abbasi	$110,250	$—	$110,250
Roger D. Bowler	$110,625	$—	$110,625
Jonathan L. Kempner	$108,125	$—	$108,125
E. Alan Patton	$118,750	$—	$118,750
_______________________________________________________________________________

(a)
This column includes fees earned in 2013, a portion of which were paid in 2014. The amounts paid in 2014 are: $32,250 for Mr. Abbasi, $30,375 for Mr. Bowler, $31,625 for Mr. Kempner, and $38,500 for Mr. Patton.

Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of us or any of our subsidiaries during the fiscal year ended December 31, 2013 or formerly served as an officer of us or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2013, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information regarding our equity compensation plans as of December 31, 2013:

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
_______________________________________________________________________________

(a)	All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of February 28, 2014, regarding the beneficial ownership of our common stock and Series A Preferred Stock by each person known by us to beneficially own 5% or more of the outstanding shares of such classes of stock, each of our directors, each of our executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 168,870,089 shares of common stock outstanding as of February 28, 2014.

Name of Beneficial Owner	Class of Stock	Amount and Nature of Beneficial Ownership(a)	Percentage of Class
Behringer Harvard Multifamily REIT I Services Holdings, LLC (b) (c)	Series A Preferred Stock	10,000	100%
Behringer Harvard Holdings (b) (c)	Common Stock	24,969	*
Robert S. Aisner (c) (d)	Common Stock	6,139	*
Sami S. Abbasi (c)	Common Stock	2,000	*
Roger D. Bowler (c)	Common Stock	4,000	*
Jonathan L. Kempner (c)	—	—	—
E. Alan Patton (c)	Common Stock	5,000	*
Mark T. Alfieri (c)	Common Stock	6,139	*
Margaret M. Daly (c)	—	—	—
Howard S. Garfield (c)	—	—	—
Ross P. Odland (c)	Common Stock	2,456
Daniel J. Rosenberg (c)	—	—	—
All current directors and executive officers as a group (10 persons)	Common Stock	25,734	*
_______________________________________________________________________________

*	Represents less than 1%

(a)
For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes 168,870,089 shares of common stock outstanding as of February 28, 2014. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(b)
Behringer Harvard Multifamily REIT I Services Holdings, LLC is an indirect subsidiary of Behringer Harvard Holdings, LLC. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of Behringer Harvard Holdings, LLC. Behringer Harvard Holdings, LLC indirectly owns and controls Behringer Harvard Multifamily REIT I Services Holdings, LLC.

(c)
The address of Behringer Harvard Holdings, LLC and Behringer Harvard Multifamily REIT I Services Holdings, LLC is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. The address of Messrs. Aisner, Abbasi, Bowler, Kempner, Patton, Alfieri, Garfield, Odland and Rosenberg and Ms. Daly is c/o Behringer Harvard Multifamily REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(d)
Does not include 24,969 shares of common stock owned by Behringer Harvard Holdings, LLC, of which Mr. Aisner controls the disposition of approximately 4% of the limited liability company interests, or 10,000 shares of Series A Preferred Stock owned by Behringer Harvard Multifamily REIT I Services Holdings, LLC, an indirect subsidiary of Behringer Harvard Holdings, LLC. Robert M. Behringer has the right to vote Mr. Aisner’s interest in Behringer Harvard Holdings, LLC.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures with Respect to Related Party Transactions

We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Exchange Act. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities and immediate family members of any of the foregoing persons.

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

Related Party Transactions

Robert M. Behringer, who was our Chairman of the Board and a director from December 2007 through January 31, 2013, and Robert S. Aisner, who is our Chief Executive Officer and a director, have indirect ownership of the Behringer entities that have benefited or will benefit from the transactions described below. In addition, through July 31, 2013, all of our executive officers were employees of Behringer. As of December 31, 2013, all of our executive officers have indirect ownership interests in Behringer entities that have benefited or will benefit from the transactions described below.

As we have previously disclosed, on the Initial Closing we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer, beginning the process of becoming self-managed. Effective July 31, 2013, we and Behringer entered into the Modification Agreement, setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and began hiring other employees. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions. The completion of the remainder of the self-management transactions will occur at the Self-Management Closing where we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. We also expect to hire other employees as we complete our transition to self-management.

We expect to remain dependent on our Advisor, our Property Manager, and their affiliates for certain services that are essential to us, including, but not limited to, investment and disposition decisions, asset management, financing, property management and leasing services and other general administrative responsibilities, until the Self-Management Closing.

Summary of Certain Fee and Expense Reimbursements to our Advisor and its Affiliates

The following is a summary of certain costs paid or incurred pursuant to our advisory management agreement and property management agreement, each as amended from time to time, for the year ended December 31, 2013. For a description of the terms of the agreements, as they have been amended, and the payment of certain other fees and expenses, please see below.

For the year ended December 31, 2013, our Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $15.0 million. For the year ended December 31, 2013, approximately $13.2 million of these amounts were capitalized to our development projects as construction in progress. As of December 31, 2013, acquisition and advisory fees related to 17 developments were subject to final reconciliation to actual amounts as described below.

For the year ended December 31, 2013, our Advisor earned debt financing fees of approximately $1.5 million.

For the year ended December 31, 2013, our Advisor earned asset management fees of approximately $7.7 million. For the year ended December 31, 2013, the Advisor waived the difference between asset management fees calculated on the basis of value of our investments and asset management fees calculated on the basis of cost of our investments, resulting in waivers totaling approximately $0.3 million.

For the year ended December 31, 2013, the Property Manager or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to the Property Manager, of $23.4 million.

For the year ended December 31, 2013, our Advisor was reimbursed approximately $1.8 million. As of December 31, 2013, our payables to our Advisor and its affiliates were $1.9 million.

Summary of Related Party Arrangements in Place Through July 31, 2013

The following description summarizes our related party arrangements in place from January 1, 2013 through July 31, 2013.

Pursuant to the advisory management agreement in place from January 1, 2013 through July 31, 2013, our Advisor and its affiliates received acquisition and advisory fees of 1.75% of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we made an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements were based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement. Our Advisor and its affiliates also received 1.75% of the funds advanced in respect of a loan or other investment.

Our Advisor received a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquired and intended to develop, construct or improve, and (2) the funds advanced in respect of a loan or other investment. We also paid third parties, or reimbursed our Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs. In addition, to the extent our Advisor or its affiliates directly provided services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services were acquisition expenses for which we reimbursed our Advisor. In addition, acquisition expenses for which we reimbursed our Advisor included any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that had the right to control the sale of an asset intended for investment by us that were not refundable and that were not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor was responsible for paying all of the expenses it incurred associated with persons employed by our Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor was also responsible for paying all of the investment-related expenses that we or our Advisor incurred that were due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we did not make, other than certain non-refundable payments made in connection with any acquisition.

Our Advisor received debt financing fees of 1% of the amount available to us under debt financing which were originated, assumed or refinanced by or for us. Our Advisor could pay some or all of these fees to third parties with whom it subcontracted to coordinate financing for us.

From January 1, 2013 through July 31, 2013, our Advisor received a monthly asset management fee for each real estate related asset held by us. The amount of the fee was one-twelfth of 0.50% of the sum of the higher of the cost or value of our assets.

We would pay a development fee to our Advisor in an amount that was usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we would not pay a development fee to an affiliate of our Advisor if our Advisor or any of its affiliates elected to receive an acquisition and advisory fee based on the cost of such development. Our Advisor has earned no development fees since our inception.

From January 1, 2013 through July 31, 2013, for multifamily communities with respect to which we had control over the selection of the property manager and chose to hire the Property Manager, property management services were provided by the Property Manager and its affiliates through a property management agreement, as it may be amended from time.

From January 1, 2013 through July 31, 2013, under the property management agreement in place, property management fees were equal to 3.75% of gross revenues. In the event that we contracted directly with a non-affiliated third party property manager in respect to a property, we would pay the Property Manager or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed. In no event would we pay both a property management fee and an oversight fee to the Property Manager or its affiliates with respect to a particular property. We would reimburse the costs and expenses incurred by the Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of the Property Manager and other out-of-pocket expenses that are directly related to the management of specific properties.

As part of our reimbursement of administrative expenses, we reimbursed our Advisor for any direct expenses and costs of salaries and benefits of persons employed by our Advisor performing advisory services for us, provided, however, that we would not reimburse our Advisor for personnel employment costs incurred by our Advisor in performing services under the advisory management agreement to the extent that the employees performed services for which our Advisor received a separate fee other than with respect to acquisition services formerly provided or usually provided by third parties. We also did not reimburse our Advisor for the salary or other compensation of any of our executive officers.

Summary of Related Party Arrangements in Place as of July 31, 2013

Master Modification Agreement

Effective July 31, 2013, we and Behringer entered into the Modification Agreement, setting forth various terms of and conditions to the modification of the business relationships between us and Behringer.

At the Initial Closing of the Modification Agreement, which also occurred on July 31, 2013, the Advisor waived the non-solicitation and non-hire provisions contained in the agreements with the Company with respect to five executive officers who previously provided services on our behalf as employees of Behringer. We offered employment to these persons, referred to herein as the “Initial Transferred Executives,” and all of them accepted our offer and became our employees on August 1, 2013.

In addition, at the Initial Closing, we acquired from Behringer the GP Master Interest in the Master Partnership, an entity with which we have made a number of co-investments. This acquisition entitles us to, among other things, the advisory and incentive fees that Behringer would have otherwise been entitled to receive as general partner of the Master Partnership. The purchase price for the GP Master Interest was $23.1 million.

At the Initial Closing, we also paid Behringer $2.5 million as reimbursement for its costs and expenses related to the negotiation of the contemplated agreements, arrangements and amendments and the closing of the transaction. These expenses are in addition to the expenses that we have incurred on our own behalf for legal and financial advisors in connection with this transactions, which were approximately $1.1 million. We also issued 10,000 shares of the Series A Preferred Stock to Behringer. The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends. As part of the consideration for issuing the Series A Preferred Stock, the Advisor surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately cancelled.

At the Initial Closing, we also entered into an amended and restated advisory management agreement, an amended and restated property management agreement, an amended and restated license agreement, a transition services agreement, and a registration rights agreement. Each of these is summarized below.

The completion of the remainder of the self-management transactions contemplated by the Modification Agreement will occur at the Self-Management Closing, which is expected to occur on June 30, 2014 or on such other date as described below (the “Self-Management Closing Date”). The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions described below.

We are not obligated to consummate the Self-Management Closing unless certain conditions have been satisfied, including:

•	Behringer has provided all required closing deliverables;

•	certain of Behringer’s representations and warranties in its representation letter remain true; and

•	no judgment of any court or government authority and no law would prohibit the consummation of the Self-Management Closing.

Behringer is not obligated to consummate the Self-Management Closing unless certain conditions have been satisfied, including:

•	we have made all requirement payments under the agreement and provided all required closing deliverables;

•	certain of our representations and warranties in our representation letter remain true;

•	we have not terminated the Amended and Restated Advisory Agreement (as defined below); and

•	no judgment of any court or government authority and no law would prohibit the consummation of the Self-Management Closing.

If the conditions to the Self-Management Closing have not been met as of the Self-Management Closing Date through no fault of us or Behringer, as applicable, then either we or Behringer, as applicable, may extend the Self-Management Closing Date to July 31, 2014, or such earlier date upon which the parties mutually agree. In the event the proposed Self-Management Closing Date is extended pursuant to these provisions, the term of the Amended and Restated Advisory Agreement (as defined and described below) will automatically be extended or renewed, as applicable, through the actual Self-Management Closing Date, subject to the approval of our board of directors of such extension or renewal beyond July 31, 2014. If the Self-Management Closing shall not have occurred on or prior to August 1, 2014, the Modification Agreement will automatically terminate, except that it will be extended to September 1, 2014 in the event that the Self-Management Closing has not occurred on or prior to August 1, 2014 solely because a judgment of any court or government authority, or any law, would prohibit the consummation of the Self-Management Closing.

At the Self-Management Closing, Behringer will waive the non-solicitation and non-hire provisions of the Amended and Restated Advisory Agreement and the Amended and Restated Property Management Agreement (as defined and described below) with respect to a list of specified employees (the “Specified Employees”). The Specified Employees will include (a) each employee of Behringer then exclusively providing services for us under the Amended and Restated Advisory Agreement as of the Self-Management Closing, (b) each employee of Behringer then performing property management services for us on-site under the Amended and Restated Property Management Agreement as of the Self-Management Closing, and (c) such other employees of Behringer then performing property management services under the Amended and Restated Property Management Agreement as of the Self-Management Closing that occupy specified functions or titles.

We will offer the Specified Employees employment upon the Self-Management Closing. For the period commencing on the Self-Management Closing Date and ending no sooner than eighteen months after the Self-Management Closing Date, each of the Specified Employees who accepts employment with us (the “Transferred Employees”) shall receive base salary and cash bonus opportunities on terms at least reasonably comparable, in the aggregate, to the salary and bonus opportunities such Transferred Employee received from Behringer immediately prior to the Self-Management Closing Date.

Behringer must use commercially reasonable efforts to replace employees that would have been Specified Employees, but for the fact that employment with Behringer is terminated prior to the Self-Management Closing. Further, the employment of certain “protected” Specified Employees cannot be terminated by Behringer without our consent until the earlier of the Self-Management Closing and August 1, 2014, other than in connection with the Self-Management Closing or for cause. Furthermore, in the event that, prior to the Self-Management Closing, we desire that Behringer hire any additional employee for our benefit, Behringer must use commercially reasonable efforts to hire such additional employee and we will be responsible for all compensation, benefits and other expenses associated with any such employee. Prior to the Self-Management Closing, we also have certain rights to hire our own employees to perform information technology services or investor relations services.

At the Self-Management Closing, we will be assigned the Amended and Restated Property Management Agreement and assume the associated liabilities, and the Amended and Restated Advisory Agreement will terminate. However, the indemnification-related provisions of each such agreement will remain in effect with respect to us and the applicable Behringer entity and the non-solicitation and non-hire provisions of each such agreement will continue to apply to us, except with respect to the Transferred Employees.

During the period commencing at the Initial Closing, with respect to the Initial Transferred Executives, and on the Self-Management Closing Date, with respect to the Transferred Employees, and ending on the eighteen month anniversary of the Self-Management Closing Date, no member of Behringer may, without our prior written consent, directly or indirectly, (a) solicit or encourage any Initial Transferred Executive or Transferred Employee or other persons then employed by us (the “Covered REIT Employees”) to leave the employment or other service of us or any of our affiliates or offer employment to any such person, or (b) hire, on behalf of Behringer, any Covered REIT Employee or other person employed by us.

In addition, at the Self-Management Closing, we will pay Behringer $3.5 million for certain intangible assets, rights and contracts. Behringer will also transfer to us certain furnishings, fixtures and equipment. We will also enter into the Administrative Services Agreement and the Limited Right to Use Agreement at the Self-Management Closing, as defined and described below.

Following the Self-Management Closing, certain fees similar to fees under the Amended and Restated Advisory Agreement will be due with respect to our acquisitions and other investments, including developments, if they were approved by our board of directors prior to the Self-Management Closing (“Approved Deals”):

•
Acquisition and Advisory Fees. Acquisition and advisory fees (excluding any such fees payable with respect to a development or redevelopment project and any development fees, in each case other than the initial acquisition of the real property) relating to each Approved Deal which is closed or consummated within six months following the Self-Management Closing will be paid as though the Amended and Restated Advisory Agreement remained in full force and effect.

•
Development Fees for Development and Redevelopment Projects. For six months following the Self-Management Closing, development fees relating to each Approved Deal (including any development or redevelopment project, but excluding the initial acquisition of the real property) will be paid as though the Amended and Restated Advisory Agreement remained in full force and effect, subject to a true-up every six months and a final true-up of the development fees upon project completion consistent with past practice.

•
Debt Financing Fees. For one year following the Self-Management Closing, debt financing fees with respect to each Approved Deal will be paid as though the Amended and Restated Advisory Agreement remained in full force and effect, subject to certain limitations. An affiliate of Behringer will continue to provide capital markets services to us after the Self-Management Closing, as described in the description of the Administrative Services Agreement below.

•
Acquisition Expenses. With respect to each Approved Deal for which we must pay acquisition and advisory fees or development fees after the Self-Management Closing, we will also reimburse acquisition expenses to the Advisor with respect to such Approved Deal, as though the Amended and Restated Advisory Agreement remained in full force and effect.

The Modification Agreement sets forth certain additional agreements among the parties, including the following:

•
New Platforms. Commencing at the Initial Closing and lasting through the six month anniversary of the Self-Management Closing, Behringer will be entitled to additional fees with respect to any new investment arrangement between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM and its affiliates (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. We will not be obligated to pay any fees with respect to a New Platform unless and until the Self-Management Closing. For the year ended December 31, 2013, no New Platform fees were incurred.

•
Subsequent Joint Ventures. Commencing at the Initial Closing, the Modification Agreement provides that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the Amended and Restated Advisory Agreement and (b) acquisition and advisory fees and development fees paid pursuant to the Modification Agreement, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. As of December 31, 2013, $3.2 million of credits were due to us, of which $1.4 million was paid. The remaining unpaid amounts of $1.8 million were received in February 2014.

•
Behringer Nominees. As long as Behringer and its respective employees and any direct and indirect owners of equity in the long term incentive program for current Behringer employees providing services to us hold, in the aggregate, at least 2,500 shares of the Series A Preferred Stock, Behringer will have the right to designate two “Behringer Nominees” to serve as our directors, subject to an aggregate limit of two Behringer Nominees serving on the board at any time. The nominees must be reasonably acceptable to the nominating committee of our board. From and after termination of the Amended and Restated Advisory Agreement, a Behringer Nominee serving on our board will be entitled to compensation equivalent to that generally provided to non-employee directors so long as he or she is not also serving as one of our officers.

•
Our Chief Executive Officer. From and after the Initial Closing until the Self-Management Closing, Robert S. Aisner will remain our sole Chief Executive Officer, with certain limited exceptions. This obligation will terminate upon the termination of the Amended and Restated Advisory Agreement. Notwithstanding the foregoing, beginning on January 1, 2014, we may commence a search process for a successor Chief Executive Officer and may hire any individual our board of directors desires to appoint as Chief Executive Officer, provided that the employment of such individual, if he or she is not an employee of ours as of the Initial Closing, will not commence until the Self-Management Closing, and if such individual is an employee of ours as of the Initial Closing, his or her appointment as Chief Executive Officer shall not commence until the Self-Management Closing. Consistent with Mr. Alfieri’s employment agreement, we currently intend to appoint Mr. Alfieri as our Chief Executive Officer upon the Self-Management Closing.

•
Estimated Stock Value. From and after the Initial Closing, until the earliest to occur of (i) a Listing (as defined below), (ii) a Change of Control (as defined below) or (iii) the conversion of all outstanding shares of Series A Preferred Stock into shares of our common stock, our board of directors will in good faith determine an estimated per share value of our common stock at least once per calendar year (which requirement has already been satisfied with respect to 2013).

Subject to certain limits, the Modification Agreement requires us to indemnify Behringer and its affiliates for any damages arising out of certain matters in connection with the transactions.

Behringer also agreed to indemnify us and our affiliates for any damages arising out of certain matters in connection with the transactions.

Amended and Restated Advisory Agreement

Effective July 31, 2013, we entered into a Fifth Amended and Restated Advisory Management Agreement (the “Amended and Restated Advisory Agreement”) with the Advisor. The significant changes to the prior advisory management agreement are described or included in the descriptions below.

The fees due to the Advisor pursuant to the Amended and Restated Advisory Agreement have been amended as follows:

•
Asset Management Fee. We will pay the Advisor a monthly asset management fee in an amount equal to 1/12th of 0.50% of the sum of, for each and every asset, the higher of the cost of investment or the value of investment, reduced by $150,000 per month in recognition of the transfer of the Initial Transferred Executives to us and the associated reduction in the duties of the Advisor.

•
Acquisition and Advisory Fees. We will pay the Advisor a fee, as acquisition and advisory fees, at the current rate of 1.75% of the funds paid or budgeted in respect of the purchase, development, construction or improvement of each asset for which the subject transaction (i) was approved prior to July 31, 2013 or (ii) is specifically named in the Amended and Restated Advisory Agreement (collectively, the “Grandfathered Transactions”) and at the reduced rate of 1.575% of the funds paid or budgeted in respect of the purchase, development, construction or improvement of each other asset for which a transaction was approved after July 31, 2013 (the “Subsequent Transactions”). Acquisition and advisory fees and acquisition expenses will be paid as follows: (1) for real property (including properties where development / redevelopment is expected), at the time of acquisition, (2) for development / redevelopment projects (other than the initial acquisition of the real property), at the time of entry into or effectiveness of the respective development agreement based on the estimated development costs for such transaction as set forth in the applicable development agreement or, if not set forth in the development agreement, otherwise approved by our board of directors, except with respect to certain current projects advisory fees and acquisition expenses will instead be paid when the final budget with respect to such project has been approved, and (3) for loans and similar assets (including without limitation mezzanine loans), quarterly based on the value of loans made or acquired. In the case of a development / redevelopment project subject to clause (2) above, upon completion of the development / redevelopment project, we will determine the actual amounts paid with respect to such development / redevelopment project. To the extent the amounts actually paid vary from the budgeted amounts on which the acquisition and advisory fee was initially based, the Advisor will pay or invoice us for 1.75%, in the case of Grandfathered Transactions, or 1.575%, in the case of Subsequent Transactions, of the budget variance such that the acquisition and advisory fee is ultimately 1.75%, in the case of Grandfathered Transactions, or 1.575%, in the case of Subsequent Transactions, of amounts expended on such development / redevelopment project.

•
Debt Financing Fee. In the event of any debt financing obtained by or for us (including any refinancing of debt) directly or indirectly through one or more of its affiliates or joint ventures or through other investment interests, we will pay to the Advisor a debt financing fee in an amount equal to 1.0%, in the case of Grandfathered Transactions, or 0.9%, in the case of Subsequent Transactions, of the amount available under the financing (the “Base Fee Amount”); provided, however, that with respect to any debt financing obtained directly or indirectly by or through a joint venture or other co-investment arrangement with a third party (a “Joint Venture Financing”), the debt financing fee payable by us to the Advisor will be an amount equal to the applicable Base Fee Amount multiplied by the percentage of our ownership interest in the joint venture or other arrangement obtaining the Joint Venture Financing, and we will reimburse the Advisor for all costs incurred by the Advisor in connection such financings, including the cost of any third party engaged to assist with sourcing debt financing (“Third Party Engagements”). With respect to any Joint Venture Financing, the Advisor shall reasonably cooperate with us with respect to the negotiation of any Third Party Engagements. With respect to any debt financing other than a Joint Venture Financing, our Advisor will pay all costs of any Third Party Engagements. The Advisor may enter into fee-splitting arrangements with third parties with respect to the debt financing fee. Notwithstanding anything to the contrary, no debt financing fee will be payable with respect to funds advanced under our existing $150 million credit facility to the extent such financing is obtained based on the amount committed under the credit facility as of July 31, 2013.

•
Development Fee. If the Advisor provides development services, we will pay the Advisor development fees in amounts that are usual and customary for comparable services rendered to similar projects in the geographic market; provided, however, that a majority of our Independent Directors (as defined in our charter) must determine that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. Development fees will include the reimbursement of the specified cost incurred by the Advisor of engaging third parties for such services. We will not pay the Advisor a development fee if the Advisor or any of its affiliates elects to receive an acquisition and advisory fee with respect to the subject project. The Advisor may engage (on behalf of us) third parties to provide development services and pay such third parties all applicable development fees in amounts that are usual and customary for comparable services rendered to similar projects in the geographic market. The Advisor has earned no development fees since our inception.

With respect to the Initial Transferred Executives, we acknowledge and agree that the duties of the Advisor (from and after July 31, 2013) are modified as is reasonably necessary to reflect the fact that the Initial Transferred Executives are no longer employed by Behringer, irrespective of whether such Initial Transferred Executives remain employed by us. In the event that any of the Initial Transferred Executives ceases their employment with us during the term of the Amended and Restated Advisory Agreement, we will use commercially reasonable efforts to hire a replacement employee as promptly as is reasonably practicable to perform the duties and functions of such Initial Transferred Executive. If we have not hired such a replacement employee within specified timeframes, the agreement permits the Advisor to hire a replacement employee on a temporary or permanent basis and pass on the costs of such employee to us.

The Amended and Restated Advisory Agreement will continue in force until June 30, 2014. Generally, if the Self-Management Closing does not close within the timeframe permitted under the Modification Agreement, the term of the Amended and Restated Advisory Agreement will automatically be extended until the last day of the month in which the six month anniversary of the Modification Agreement terminates, subject to the renewal of the term by our board of directors in accordance with our charter for extensions beyond July 31, 2014. Notwithstanding the foregoing, the Amended and Restated Advisory Agreement will automatically terminate upon a listing of our shares of common stock on a national securities exchange, and the agreement also may be terminated at the option of either party upon 60 days written notice without cause or penalty. The Amended and Restated Advisory Agreement will terminate at the Self-Management Closing.

Amended and Restated Property Management Agreement

Effective July 31, 2013, we and the Property Manager replaced the Amended and Restated Property Management Agreement dated September 2, 2008, with a Second Amended and Restated Property Management Agreement (the “Amended and Restated Property Management Agreement”). The significant changes to the prior property management agreement are described or included in the descriptions below.

The Property Manager will continue to have a right of first refusal to manage our properties, to the extent that we have the ability to choose the Property Manager. If the Property Manager does not accept the offer to manage a property, then we may enter into an agreement with a third party to provide such management services, on substantially the same terms as the Amended and Restated Property Management Agreement or any other terms that are not more favorable to such third party. We have the right to appoint the Property Manager to manage any property with respect to which we previously contracted for management services with a third-party property manager. The Property Manager will be entitled to an oversight fee if we contract directly with a third-party property manager for which we had the ability to appoint or hire the Property Manager.

The amendment also provides for a $50,000 per month reduction to the amount of the Property Manager’s reimbursable expenses.

The term of the Amended and Restated Property Management Agreement is through June 30, 2015. If no party gives written notice to the other at least 30 days prior to such date, then the agreement will automatically continue for consecutive two-year periods until the occurrence of an expiration date prior to which either party has given 30 days’ notice in advance of such expiration. However, the Property Manager may terminate the agreement at any time with 60 days’ written notice to us. In addition, we may terminate the Amended and Restated Property Management Agreement on 30 days’ notice in the event of willful misconduct, gross negligence or deliberate malfeasance of the Property Manager, or immediately in the event of the Property Manager’s bankruptcy or insolvency.

At the Self-Management Closing, we will be assigned the Amended and Restated Property Management Agreement and assume the associated liabilities. However, the non-solicitation and non-hire provisions and indemnification-related provisions of the Amended and Restated Property Management Agreement will remain in effect, except with respect to the Transferred Employees.

Amended and Restated License Agreement

Effective July 31, 2013, we and Behringer Harvard Holdings, LLC (“BHH”) replaced the Service Mark Agreement dated September 2, 2008, with an Amended and Restated License Agreement (the “Amended and Restated License Agreement”). This license agreement permits us to use the name “Behringer Harvard” subject to certain limitations and conditions. As revised, the term of the license agreement will last until the earlier to occur of (a) the expiration or termination for any reason of either the Amended and Restated Property Management Agreement or the Amended and Restated Advisory Agreement or (b) the Self-Management Closing. In addition, if we commit an uncured material breach under the Amended and Restated License Agreement, or under any agreement that may exist from time to time between us and Behringer, Behringer may terminate the license upon 30 days’ notice. If we cease to conduct our operations with the name “Behringer Harvard” or fail to perform our obligations with respect to the Behringer Nominees discussed above, BHH may immediately terminate the agreement. Finally, if we list our shares of common stock on a national securities exchange or become subject to a change of control as described in the Amended and Restated License Agreement, the license will automatically terminate. Upon termination, we must stop using the name “Behringer Harvard” and similar terms within 90 days.

Transition Services Agreement

Effective July 31, 2013, we and Behringer entered into a Transition Services Agreement (the “Transition Services Agreement”), under which Behringer has agreed to provide us with transition services. From the Initial Closing until the termination of the Transition Services Agreement, Behringer will provide us with such services as are required to enable us to become self-managed upon the Self-Management Closing as are reasonably requested by us, including but not limited to certain specified human resources implementation services and information technology-related services. In consideration for the transition services to be provided by Behringer, we will pay Behringer (a) the sum of $0.4 million per month during the period beginning on the Initial Closing and ending on September 30, 2014 and (b) an amount equal to $1.3 million on the Self-Management Closing Date. For the year ended December 31, 2013, $2.1 million was incurred and paid to Behringer pursuant to the Transition Services Agreement. The Transition Services Agreement will continue until September 30, 2014.

Registration Rights Agreement

Effective July 31, 2013, we and the holders of our new Series A Preferred Stock (initially, Behringer) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), under which we have agreed to prepare and file with the SEC a registration statement covering the resale of all of the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock, including additional shares of common stock otherwise issued or distributed by way of conversion, exchange, exercise, dividend, split, reverse split, combination, recapitalization, reclassification, merger, amalgamation, consolidation, sale of assets, other reorganization or other similar event in respect of those shares of common stock (the “Registrable Shares”).

Specifically, the Registration Rights Agreement grants the holders demand registration rights. Subject to certain limitations, if one holder or a group of holders holding not less than 20% of the Registrable Shares, requests that we file a registration statement and we are not eligible to use Form S-3 in connection with the resale of those Registrable Shares, we must file a registration statement under the Securities Act within 60 days after the holder request and use reasonable best efforts to effect, as expeditiously as possible, the registration. Notwithstanding anything to the contrary, if our common stock is listed on a national securities exchange and Rule 144 is available, we will not be required to effect a demand registration unless the sale of securities in connection therewith will generate at least $20 million in aggregate offering proceeds, or such lesser amount that constitutes all of the Registrable Shares of the requesting holders (subject to a $10 million minimum or all of the Registrable Shares then outstanding). We will be liable for, and pay, all expenses of the demand registration, regardless of whether it is effected.

The Registration Rights Agreement also grants the holders customary piggyback registration rights (unlimited in number and subject to customary limitations) if we propose to register any shares of common stock under the Securities Act, other than pursuant to a shelf registration, a registration on Form S-8, S-4 or S-3D or a registration of shares issuable upon exercise of employee stock options or in connection with any stock option plan. Further, if a “Registration Triggering Event,” as defined below, occurs and we are eligible to use Form S-3, we are required to use our reasonable best efforts to file a registration statement pursuant to Rule 415 under the Securities Act with respect to all of the Registrable Shares that have been converted into shares of common stock pursuant to the Articles Supplementary and all other Registrable Shares contemplated to be included in the registration statement, within 30 days after the occurrence of the Registration Triggering Event, and use our reasonable best efforts to cause such registration to become effective within 90 days of the filing date (if not automatically effective upon filing). As used herein, “Registration Triggering Event” means the earlier to occur of: (a) the automatic conversion of all of the then outstanding shares of Series A Preferred Stock upon a Listing including where such Listing is deemed to occur on December 31, 2016 pursuant to the Articles Supplementary and (b) the request from one holder or a group of holders holding not less than 20% of the then Registrable Shares that we file a shelf registration statement.

Administrative Services Agreement

At the Self-Management Closing, we and Behringer Harvard Multifamily Advisors I, LLC (referred to in this subsection as the “Administrative Services Provider”) will enter into an Administrative Services Agreement (the “Administrative Services Agreement”), pursuant to which the Administrative Services Provider will provide the following support services to us on the following terms. The Administrative Services Provider has agreed to perform, or cause its affiliates to perform, these services in the manner and at the locations and level of service consistent with past practice and with the same standard of care as historically provided under the Amended and Restated Advisory Agreement.

•
Standard Shareholder Services. Certain specified standard shareholder services will be provided for an initial two-year term and an optional one-year extension; provided, however, that in the event of any “change of control” of the Company as defined in the agreement or listing of our shares, we must pay the Administrative Services Provider the full amount it would have been entitled to receive for the remaining term. We may terminate the standard shareholder services (in full, not in part) during the period beginning on the Self-Management Closing Date through the second anniversary of the Self-Management Closing Date for an amount equal to the result of: (A) $7.75 multiplied by (B) the number of shareholder accounts of the Company as of the end of the immediately preceding fiscal quarter, multiplied by (C) 8 minus the number of full three month periods that have elapsed since the Self-Management Closing Date; and following the second anniversary of the Self-Management Closing Date, without payment of any termination compensation amount.

•
Standard Facilities Management Services. If we are co-located in the same building with the Administrative Services Provider, certain specified standard facilities management services will be provided at an annual rate equal to $225,000. The standard facilities management services will terminate upon the principal executive offices of us and the Administrative Services Provider ceasing to be located in the same building.

•
Capital Markets Services. The Administrative Services Provider will provide capital markets services, including assistance with financing transactions consistent with past practice under the Amended and Restated Advisory Agreement, as requested by us; provided that we will use the capital markets services with respect to each Approved Deal (as defined above). In the event of any debt financing obtained by or for us (including any refinancing of debt) directly or indirectly through one or more of its affiliates or joint venture or through other investment interests, we will pay to the Administrative Services Provider a debt financing fee (the “Debt Financing Fee”) in an amount equal to 1.0%, in the case of Grandfathered Transactions (as defined above), or 0.9%, in the case of Subsequent Transactions (as defined above), of the amount available under the financing (the “Base Fee Amount”); provided, however, that with respect to any debt financing obtained directly or indirectly by or through a joint venture or other co-investment arrangement (a “Joint Venture Financing”), the debt financing fee payable by us to the Administrative Services Provider will be an amount equal to the applicable Base Fee Amount multiplied by the percentage of our ownership interest in the joint venture or other arrangement obtaining the Joint Venture Financing and we will pay or reimburse the Administrative Services Provider for the payment of all costs incurred by the Administrative Services Provider in connection with the engagement of third parties to source debt financing (“Third Party Engagements”) payable in connection with any debt financing. With respect to any Joint Venture Financing, the Administrative Services Provider will reasonably cooperate with us with respect to Third Party Engagements. With respect to any debt financing other than a Joint Venture Financing, the Administrative Services Provider will be responsible for the cost of all Third Party Engagements. The Administrative Services Provider may enter into fee-splitting arrangements with third parties with respect to the debt financing fee. Notwithstanding anything to the contrary, no debt financing fee will be payable with respect to funds advanced under our existing $150 million credit facility to the extent such financing is obtained based on the amount committed under the credit facility as of the Self-Management Closing Date.

•
Other Administrative Services. The parties may also agree to terms with respect to other administrative services, including but not limited to, non-standard shareholder services, information technology, risk management, legal services, marketing, internal audit, non-standard facilities management services, real estate transactional support, information management or cash management services.

We must give the Administrative Services Provider not less than 90 days’ advance written notice of our intention to terminate the standard shareholder services or any of the “other administrative services” that we elect to use. In addition, any party to the Administrative Services Agreement may terminate any category of administrative services due to an uncured material breach of the agreement with respect to such category. In the event of expiration or termination of the Administrative Services Agreement for any reason, we may, at our option, request transition services, which may reasonably be needed by us in connection with the orderly and expeditious transition of the services provided by the Administrative Services Provider to a third-party provider, and the Administrative Services Provider and we will cooperate in negotiating an agreement as to the scope of such services and the other pricing, terms and conditions under which they will be provided.

In addition to the service charges described above, in connection with performance of each administrative service, we will reimburse the Administrative Services Provider with respect to (a) costs of approved or specified subcontractors retained on behalf of or for our benefit, including their products, services, materials and expenses, (b) cost of materials, provided that the amount of reimbursements from us and any other entities that receive similar services from the Administrative Services Provider or its affiliates may not exceed the cost of those materials and (c) out-of-pocket travel and other expenses, in each case consistent with past practice under the Amended and Restated Advisory Agreement.

Neither we nor any of our subsidiaries may enter into an arrangement with any person that would be expected to perform any specified shareholder services or specified facilities management services prior to the date of termination of the respective administrative service, each such administrative service then being provided under the Administrative Services Agreement on an exclusive basis. If we hire any personnel to perform shareholder services covered by the agreement, and if the Administrative Services Provider determines that the functions performed by such employee increase the costs of the Administrative Services Provider to provide such shareholder services, we must pay such increased costs if supported by reasonable documentation.

Limited Right to Use Agreement

Effective upon the Self-Management Closing, we and BHH will enter into a Limited Right to Use Agreement (the “Limited Right to Use Agreement”), pursuant to which BHH will permit us to use and occupy the office space being used and occupied by the Initial Transferred Executives and the Transferred Employees (except for certain offsite personnel) as of the Self-Management Closing. The Limited Right to Use Agreement will commence upon the Self-Management Closing and terminate on July 31, 2015, unless sooner terminated pursuant to the agreement. The Limited Right to Use Agreement will terminate if BHH’s primary lease for the space (the “Primary Lease”) terminates.

Under the Limited Right to Use Agreement, we will pay to BHH base fees per square foot at a rate that equals, on a pro rata basis, the rate it pays in rent under the Primary Lease. We will also reimburse BHH for our proportionate share of utilities and other certain costs related to our limited use of the space.

We may vacate all or a portion of the space during the term of the agreement, in which case BHH may recapture possession of the vacated portion of the space; provided that if BHH occupies and uses any such vacated portion or any portion thereof, our base fees and other costs under the agreement shall be reduced in proportion to the amount of space recaptured by BHH.

The Series A Preferred Stock

Each share of Series A Preferred Stock will be entitled to one vote per share on all matters on which the holders of our common stock are entitled to vote, voting as a single class with our common stock. The affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting as a single class, will be required for: (a) the adoption of any amendment, alteration or repeal of any provision of the Articles Supplementary and the terms of the Series A Preferred Stock that adversely changes, or has the effect of adversely altering, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions or qualifications of the shares of the Series A Preferred Stock, or (b) the adoption of any amendment, alteration or repeal of any other provision of the charter that materially adversely changes, or has the effect of materially adversely altering, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions or qualifications of the shares of the Series A Preferred Stock. In addition, each share of Series A Preferred Stock will be entitled to a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

The Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange (a “Listing”), (b) upon a “change of control” of the Company, as defined in the Articles Supplementary (a “Change of Control”) or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, during the period beginning on the date of issuance and ending at the close of business on July 31, 2018. Notwithstanding the foregoing, if a Listing occurs prior to December 31, 2016, such Listing (and the related triggering event) shall be deemed to occur on December 31, 2016 and if a Change of Control transaction occurs prior to December 31, 2016 (or after a Listing but prior to the prescribed period of trading to determine the value of our common shares), such Change of Control transaction shall be deemed a Fundamental Change (as defined below) (a “Deemed Fundamental Change”) and will not result in a Change of Control triggering event.

Under the Articles Supplementary, a “Fundamental Change” means the occurrence of any transaction or event or series of transactions or events resulting in the reclassification or recapitalization of our outstanding common stock (except a change in par value, or from no par value to par value, or subdivision or other split or combination of the shares of common stock), or the occurrence of any consolidation, merger, share exchange or other such transaction to which the Company is a party, except a consolidation or merger in which the Company is the surviving corporation and which does not result in any such reclassification or recapitalization, and in each case other than a Change of Control transaction except for a Deemed Fundamental Change. In the event of any Fundamental Change, including any Deemed Fundamental Change, the Company or the successor or purchasing business entity will provide that the holders of each share of the Series A Preferred Stock then outstanding shall, in connection with such Fundamental Change, receive shares, or fractions of shares, of capital stock that have at least equivalent economic value and opportunity and other rights and terms as the Series A Preferred Stock following such Fundamental Change, which shall in each case take into account tax consequences.

Upon a triggering event, each share of Series A Preferred Stock will convert into shares of our common stock at a rate equal to the quotient of:
(1) the “Conversion Value Per Share” of Series A Preferred Stock, calculated as:
(a) 15% of the excess, if any, of:

•
the per share value of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary, multiplied by 168,537,343 shares (which is the number of shares of common stock outstanding on July 31, 2013), as appropriately adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the common stock after July 31, 2013;

over:

•	the amount determined multiplying:

•
the sum of (1) the price paid for each share of common stock, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the common stock after July 31, 2013 and prior to the date that we next report an estimated per share value of our common stock, and (2) a cumulative, non-compounded, annual rate of return of 7% from the date of initial issuance of the common stock until the date of determination (calculated like simple interest on a daily basis based on a 365 day year) on a per share basis, minus the total amount of dividends (whether in securities, cash or other property) declared (on a per share basis) on the common stock since the date of initial issuance of the common stock until the date of determination (as appropriately adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the common stock after July 31, 2013 and prior to the date that we next report an estimated per share value of our common stock);

by:

•
168,537,343 shares (which is the number of shares of common stock outstanding on July 31, 2013), as appropriately adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the common stock after July 31, 2013 and prior to the date that we next report an estimated per share value of our common stock;

(b) divided by the number of shares of Series A Preferred Stock outstanding on the date of the applicable triggering event;
(c) and, in the case of a triggering event based on a Listing or Change of Control only, multiplied by 115%;
(2) divided by the per share value of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary, assuming the conversion of all shares of Series A Preferred Stock outstanding immediately prior to the triggering event (the “Current Common Stock Value”).

We have agreed to determine the estimated per share value of our common stock at least once each calendar year until the occurrence of a triggering event or a Listing (which requirement has already been satisfied with respect to 2013). Except in the case of the Current Common Stock Value, the estimated per share value will be calculated assuming that the Series A Preferred Stock is not outstanding.

At any time after July 31, 2018, we may redeem all, and not less than all, of the then outstanding shares of Series A Preferred Stock (excluding any shares of Series A Preferred Stock for which a triggering event has occurred) at a price per share of Series A Preferred Stock equal to the liquidation preference plus any declared and unpaid dividends.

If, based upon the advice of legal counsel, our board of directors reasonably determines that the conversion of shares of Series A Preferred Stock owned by any holder would create a substantial risk that we would no longer qualify as a REIT for federal income tax purposes (an “Adverse REIT Status Determination”), then only such number of shares of Series A Preferred Stock owned by such holder shall be converted into shares of common stock such that there is no substantial risk that we would no longer qualify as a REIT. When the board determines that conversion of the remaining shares no longer creates a substantial risk of failing to qualify as a REIT, the remaining unconverted shares will convert into an amount equal to the greater of (a) the number of shares of common stock that the holder of the Series A Preferred Stock would have been entitled to receive absent an Adverse REIT Status Determination and (b) the number of shares of common stock that the holder of Series A Preferred Stock would be entitled to receive if the triggering event were to occur on the date of the eventual conversion. In addition, if we delay the conversion due to an Adverse REIT Status Determination, we will pay the affected holders of Series A Preferred Stock additional shares of common stock equal in value to the distributions that would have been received by them if an Adverse REIT Status Determination had not occurred.

Director Independence
Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board of directors has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, our board of directors has determined that the majority of the members of our board of directors, and each member of our audit committee, compensation committee and nominating committee, is “independent” as defined by the NYSE.

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
Audit, Audit-Related, Tax and Other Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audits of our annual financial statements for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees(a)	$637,000	$482,000
Audit-related fees(b)	14,000	—
Tax fees(c)	—	—
All other fees	—	—
Total fees	$651,000	$482,000
_______________________________________________________________________________

(a)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

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
The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: March 12, 2014	/s/ ROBERT S. AISNER
Robert S. Aisner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2014	/s/ E. ALAN PATTON
E. Alan Patton Chairman of the Board and Director

March 12, 2014	/s/ ROBERT S. AISNER
Robert S. Aisner Chief Executive Officer and Director

March 12, 2014	/s/ HOWARD S. GARFIELD
Howard S. Garfield Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary

March 12, 2014	/s/ MARK T. ALFIERI
Mark T. Alfieri President and Chief Operating Officer

March 12, 2014	/s/ SAMI S. ABBASI
Sami S. Abbasi Director

March 12, 2014	/s/ ROGER D. BOWLER
Roger D. Bowler Director

March 12, 2014	/s/ JONATHAN L. KEMPNER
Jonathan L. Kempner Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Multifamily REIT I, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Multifamily REIT I, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2014

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Real estate
Land	$337,295	$327,946
Buildings and improvements	1,833,452	1,849,483
	2,170,747	2,177,429
Less accumulated depreciation	(195,048)	(123,360)
Net operating real estate	1,975,699	2,054,069
Construction in progress, including land ($279,554 and $46,111 related to VIEs as of December 31, 2013 and 2012, respectively)	479,214	151,605
Total real estate, net	2,454,913	2,205,674

Cash and cash equivalents	319,368	450,644
Intangibles, net	25,753	19,063
Other assets, net	98,567	69,312
Total assets	$2,898,601	$2,744,693

Liabilities and equity

Liabilities
Mortgages and notes payable ($32,168 related to VIEs as of December 31, 2013)	$1,029,111	$979,558
Credit facility payable	10,000	10,000
Construction costs payable ($27,054 and $1,265 related to VIEs as of December 31, 2013 and 2012, respectively)	44,684	9,751
Accounts payable and other liabilities	30,972	22,461
Deferred revenues, primarily lease revenues, net	18,382	17,497
Distributions payable	5,023	4,980
Tenant security deposits	4,122	4,059
Total liabilities	1,142,294	1,048,306

Commitments and contingencies

Redeemable noncontrolling interests ($13,007 and $3,895 related to VIEs as of December 31, 2013 and 2012, respectively)	21,984	8,585

Equity
Preferred stock, $0.0001 par value per share; 124,999,000 shares authorized:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of December 31, 2013, none outstanding as of December 31, 2012	—	—
Non-participating, non-voting convertible stock, $0.0001 par value per share; 1,000 shares authorized, none and 1,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 168,320,207 and 167,542,108 shares issued and outstanding as of December 31, 2013 and 2012, respectively	17	17
Additional paid-in capital	1,508,655	1,523,646
Cumulative distributions and net income (loss)	(230,554)	(201,211)
Total equity attributable to common stockholders	1,278,118	1,322,452
Non-redeemable noncontrolling interests	456,205	365,350
Total equity	1,734,323	1,687,802
Total liabilities and equity	$2,898,601	$2,744,693

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Rental revenues	$190,624	$171,762	$63,318

Expenses
Property operating expenses	51,027	46,426	19,020
Real estate taxes	24,740	21,579	8,702
Asset management fees	7,673	6,622	6,306
General and administrative expenses	11,373	10,762	4,567
Acquisition expenses	3,677	2,508	6,163
Transition expenses	9,003	—	—
Investment and development expenses	553	—	—
Interest expense	23,844	31,376	11,000
Depreciation and amortization	86,110	99,716	36,865
Total expenses	218,000	218,989	92,623

Interest income	8,507	7,227	3,360
Gain on revaluation of equity on a business combination	—	1,723	121,938
Gain on sale of joint venture interests	—	—	5,724
Loss on early extinguishment of debt	—	(502)	—
Equity in income (loss) of investments in unconsolidated real estate joint ventures	1,311	(1,247)	(6,842)
Other income (expense)	92	(819)	—
Income (loss) from continuing operations	(17,466)	(40,845)	94,875

Income (loss) from discontinued operations:
Loss from discontinued operations	(724)	(2,660)	(387)
Gain on sale of real estate	50,779	13,312	—

Net income (loss)	32,589	(30,193)	94,488

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	1,825	274
Non-redeemable noncontrolling interests in continuing operations	3,938	14,119	3,712
Non-redeemable noncontrolling interests in discontinued operations	(6,832)	1,735	158
Net income (loss) available to the Company	29,695	(12,514)	98,632
Dividends to preferred stockholders	(3)	—	—
Net income (loss) attributable to common stockholders	$29,692	$(12,514)	$98,632

Weighted average number of common shares outstanding	168,650	166,178	138,111

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.08)	$(0.15)	$0.71
Discontinued operations	0.26	0.07	—
Basic and diluted earnings (loss) per common share	$0.18	$(0.08)	$0.71

Amounts attributable to common stockholders:
Continuing operations	$(13,531)	$(24,901)	$98,861
Discontinued operations	43,223	12,387	(229)
Net income (loss) attributable to common stockholders	$29,692	$(12,514)	$98,632

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Equity
(in thousands)

									Cumulative Distributions and Net
	Preferred Stock		Convertible Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2011	—	$—	1	$—	102,860	$10	$896,500	$—	$(125,741)	$770,769
Net income (loss)	—	—	—	—	—	—	—	(3,870)	98,632	94,762
Sales of common stock, net	—	—	—	—	59,550	7	539,554	—	—	539,561
Redemptions of common stock	—	—	—	—	(1,969)	—	(17,780)	—	—	(17,780)
Distributions:										—
Common stock - regular	—	—	—	—	—	—	—	—	(82,981)	(82,981)
Noncontrolling interests	—	—	—	—	—	—	—	7,573	—	7,573
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	360,405	—	360,405
Sale of noncontrolling interests	—	—	—	—	—	—	39,596	48,963	—	88,559
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	4,646		44,140	—	—	44,140
Balance at December 31, 2011	—	$—	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008

Net loss	—	—	—	—	—	—	—	(15,854)	(12,514)	(28,368)
Redemptions of common stock	—	—	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of controlling interest	—	—	—	—	—	—	—	1,018	—	1,018
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(3,746)	(9,757)	—	(13,503)
Sale of noncontrolling interest	—	—	—	—	—	—	1,178	(1,178)	—	—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	—	—	7,783	—	7,783
Distributions:	0	0
Common stock - regular	—	—	—	—	—	—	—	—	(68,638)	(68,638)
Common stock - special	—	—	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	—	—	(29,733)	—	(29,733)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	4,189	—	39,726	—	—	39,726
Balance at December 31, 2012	—	$—	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802

Net income	—	—	—	—	—	—	—	2,894	29,695	32,589
Redemptions of common stock	—	—	—	—	(2,483)	—	(22,936)	—	—	(22,936)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(23,210)	(12,762)	—	(35,972)
Sales of noncontrolling interests	—	—	—	—	—	—	148	5,750	—	5,898
Contributions by noncontrolling interests	—	—	—	—	—	—	—	146,276	—	146,276
Distributions:	0	0
Common stock - regular	—	—	—	—	—	—	—	—	(59,035)	(59,035)
Noncontrolling interests	—	—	—	—	—	—	—	(51,303)	—	(51,303)
Preferred stock	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of preferred stock	10	—	—	—	—	—	—	—	—	—
Cancellation of convertible stock	—	—	(1)	—	—	—	—	—	—	—
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	3,261	—	31,007	—	—	31,007
Balance at December 31, 2013	10	$—	—	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$32,589	$(30,193)	$94,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on revaluation of equity on a business combination	—	(1,723)	(121,938)
Gain on sale of joint venture interests	—	—	(5,724)
Gain on sale of real estate	(50,779)	(13,312)	—
Loss on early extinguishment of debt	—	502	—
Equity in (income) loss of investments in unconsolidated real estate joint ventures	(1,311)	1,247	7,877
Distributions received from investment in unconsolidated real estate joint venture	460	170	14,576
Depreciation	85,054	83,909	28,690
Amortization of deferred financing costs and debt premium/discount	(1,618)	(950)	1,674
Amortization of intangibles	2,394	23,606	9,453
Amortization of deferred revenues, primarily lease revenues, net	(1,480)	(1,406)	(1,387)
Other, net	663	1,073	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	10,992	2,286	5,265
Other assets	(305)	(1,858)	(1,323)
Cash provided by operating activities	76,659	63,351	31,651

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, net of cash acquired of $1.5 million and $14.3 million for the years ended December 31, 2012 and 2011, respectively	(108,014)	(67,583)	(173,263)
Additions to existing real estate	(6,934)	(6,629)	(3,766)
Construction in progress, including land	(325,964)	(123,863)	(2,236)
Proceeds from sale of real estate, net	205,336	23,902	50,556
Proceeds from sale of joint venture interests	—	—	101,041
Investments in unconsolidated real estate joint ventures	(4,810)	(3,119)	(32,143)
Acquisition of a controlling interest, net of cash acquired of $0.6 million for the year ended December 31, 2013	(8,643)	—	14,202
Acquisitions of noncontrolling interests	(49,036)	(20,324)	—
Sale of noncontrolling interest	7,272	—	—
Investment in short-term investments	—	(25,000)	—
Proceeds from short-term investments	—	25,000	—
Advances on notes receivable	(31,078)	(37,789)	(22,426)
Collection on note receivable	18,618	19,930	—
Return of investments in unconsolidated real estate joint ventures	—	—	56,202
Escrow deposits	(2,842)	(5,025)	2,137
Other, net	(544)	(1,115)	(7)
Cash used in investing activities	(306,639)	(221,615)	(9,703)

Cash flows from financing activities
Proceeds from sales of common stock	—	—	593,841
Mortgage and notes payable proceeds	128,664	233,753	269,365
Mortgage principal payments	(75,314)	(202,688)	(120,518)
Credit facility proceeds	—	—	190,000
Credit facility payments	—	—	(244,000)
Offering costs paid	—	—	(57,154)
Contributions from noncontrolling interests	153,496	13,205	10,286
Distributions paid on common stock - regular	(27,983)	(32,344)	(35,600)
Distributions paid on common stock - special	—	(9,969)	—
Distributions paid to noncontrolling interests	(51,303)	(29,733)	(2,806)
Dividends paid on preferred stock	(3)	—	—
Redemptions of common stock	(22,936)	(15,522)	(17,780)
Other, net	(5,917)	(3,289)	(4,693)
Cash provided by (used in) financing activities	98,704	(46,587)	580,941

Net change in cash and cash equivalents	(131,276)	(204,851)	602,889
Cash and cash equivalents at beginning of year	450,644	655,495	52,606
Cash and cash equivalents at end of year	$319,368	$450,644	$655,495
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

Effective July 31, 2013, we entered into a series of agreements with the Advisor and its affiliates in order to begin our transition to self-management (“Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of the Advisor and its affiliates and began hiring other employees. See further discussion at Note 13, “Transition to Self-Management.”

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but also include debt investments, consisting of mezzanine and land loans.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of December 31, 2013, we have equity and debt investments in 55 multifamily communities, of which 32 are stabilized operating properties, two are in lease up and 21 are in various stages of pre-development and construction. Of the 55 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 45 investments are held through Co-Investment Ventures, 44 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of December 31, 2013, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds, (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs also include Developer Partners and are referred to as PGGM CO-JVs.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through a partnership (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of the Advisor held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from the affiliate of the Advisor for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” In addition, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. See more discussion of the acquisition of the GP Master Interest and sale of the noncontrolling interest at Note 4, “Business Combinations,” Note 11, “Noncontrolling Interests,” and Note 13, “Transition to Self-Management.”

The table below presents a summary of our Co-Investment Ventures. The effective ownership ranges are based on our share of contributed capital in the multifamily investment. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting (dollars in millions).

	December 31, 2013		December 31, 2012
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	27	44% to 74%	16	51% to 74%
MW CO-JVs	14	55%	15	55%
Developer CO-JVs	4	90% to 100%	8	80% to 100%
Total	45		39

(a)	Includes one unconsolidated investment as of December 31, 2013 and 2012. Also, as of December 31, 2013 and 2012, includes Developer Partners in 16 and none multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2013, we believe we are in compliance with all applicable REIT requirements.

Offerings of Our Common Stock

In December 2007, we completed a private offering (the “Private Offering”), in which we sold approximately 14.2 million shares of our common stock with gross offering proceeds of approximately $127.3 million.  Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $114.3 million.

On September 2, 2011, we terminated offering shares of common stock in the primary portion of our initial public offering (the “Initial Public Offering”), in which we sold 146.4 million shares of our common stock with aggregate gross primary offering proceeds of approximately $1.46 billion. Net proceeds, after selling commissions, dealer manager fees, and other offering costs, were approximately $1.30 billion.  At termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors. Since March 1, 2013, the DRIP offering price has been $9.53 per share, based on approximately 95% of our estimated per share value which was last established as of March 1, 2013.  For the years ended December 31, 2013 and 2012, the DRIP offering price averaged $9.51 and $9.48, respectively. As of December 31, 2013, we have sold approximately 16.0 million shares under our DRIP for gross proceeds of approximately $152.1 million.  There are approximately 84.0 million shares remaining to be sold under the DRIP as of December 31, 2013.

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

Our common stock is not currently listed on a national securities exchange. Depending upon then-prevailing market conditions, we intend to begin to consider the process of listing or liquidation within the next two to four years, which is unchanged from the four to six years after the date of the termination of our Initial Public Offering as disclosed in the related offering documents.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or other entities (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  See Note 7, “Other Assets” for further information on our unconsolidated investment.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to December 31, 2013.

Developments

We capitalize project costs related to the development and construction of real estate (including interest, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect project costs, not clearly related to development and construction, are expensed as incurred.  Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

For the years ended December 31, 2013, 2012, and 2011, we capitalized interest of $10.5 million, $2.5 million, and $0.1 million, respectively.

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

We did not record any impairment losses for the years ended December 31, 2013, 2012 or 2011.

Assets Held for Sale and Discontinued Operations

Assuming we have no involvement after the sale of a multifamily community, the sale is considered a discontinued operation.  In addition, multifamily communities classified as held for sale are also considered discontinued operations.  We generally consider assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which generally corresponds with the actual closing date.  Multifamily communities held for sale are reported at the lower of their carrying value or their estimated fair value less costs to sell.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of December 31, 2013 and December 31, 2012, cash and cash equivalents include $25.6 million and $19.0 million, respectively, held by individual Co-Investment Ventures that are available only for use in the business of the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interest initially at the higher of (a) fair value, increased or decreased for the noncontrolling interest’s share of net income or loss and equity contributions and distributions or (b) the redemption value.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

Transactions involving a partial sale or acquisition of a noncontrolling interest that does not result in a change of control are recorded at carrying value with no recognition of gain or loss.  Any differences between the cash received or paid (net of any expenses) and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital.  Transactions involving a partial sale or acquisition of a controlling interest resulting in a change in control are recorded at fair value with recognition of a gain or loss.

Other Assets

Other assets primarily include deferred financing costs, notes receivable, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the years ended December 31, 2013 and 2012, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, information technology and facilities) and payments to the Advisor and its affiliates (collectively “Behringer”) in connection with the transition to self-management discussed further in Note 13, “Transition to Self-Management.”

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxable income associated with our TRS.

We have evaluated the current and deferred income tax related to state taxes or other operations for which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2013 or December 31, 2012.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting related to Co-Investment Ventures, fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, assets and liabilities held for sale, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net. As a result of these differences, our net federal income tax basis exceeds the carrying value for financial statement purposes as of December 31, 2013 by approximately $54.2 million.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2013 and December 31, 2012, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that during periods of income from continuing operations it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock or stock-based incentive plans.  During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share.

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan.  As of December 31, 2013, no options have been issued.  For the years ended December 31, 2013, 2012, and 2011, 6,000 shares of the restricted stock have been included in the basic and dilutive earnings per share calculation.

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

Reclassifications

Certain financial information on the Consolidated Balance Sheet as of December 31, 2012 has been revised to conform to the current year presentation. As of December 31, 2012, investment in unconsolidated real estate joint venture of $3.0 million previously included in its own line item is now being included in other assets, net. As of December 31, 2012, construction costs payable of $9.8 million previously included in the line item accounts payable and other liabilities is now being disclosed separately on the Consolidated Balance Sheet.

3.                                      New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued updated guidance for the measurement and disclosure of obligations. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about such obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

4.                                      Business Combinations

Acquisitions of Real Estate and Other Related Party Interests

On July 31, 2013, we acquired the GP Master Interest in a related party transaction with an affiliate of the Advisor for $23.1 million in cash, excluding closing costs, of which $9.3 million related to an acquisition of the general partner’s asset management and related fee revenue services and contracts and has been accounted for as a business combination. The remaining $13.8 million was accounted for as an acquisition of a noncontrolling interest in the PGGM CO-JVs. See Note 11, “Noncontrolling Interests” for additional discussion.

In July 2013, we acquired Vara, a 202 unit multifamily community located in San Francisco, California, from an unaffiliated seller, for an aggregate gross purchase price of $108.7 million, excluding closing costs. Vara was unoccupied at the date of acquisition.

In April 2012, we acquired Pembroke Woods, a 240 unit multifamily community located in Pembroke, Massachusetts, from an unaffiliated seller, for an aggregate gross purchase price of $42.3 million, excluding closing costs.

In February 2012, we settled a dispute concerning the enforceability of an option agreement with the Grand Reserve Property Entity to acquire the Grand Reserve, a 149 unit multifamily community located in Dallas, Texas.  In the settlement, we agreed to acquire the Grand Reserve multifamily community by repaying the outstanding $26.2 million construction loan, assuming the other existing standard operating liabilities and receiving $0.4 million in net cash and all other standard operating assets and liabilities.  In connection with the closing, we contributed the full amount of the cash acquisition consideration in exchange for an additional 32.5% interest, increasing our stated, controlling ownership in the PGGM CO-JV to 87.5%.  Prior to this transaction, we had note receivables in the Grand Reserve Property Entity with a carrying value of $5.9 million.  In conjunction with this transaction, the note receivables were canceled.

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

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the years ended December 31, 2013 and 2012.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

	2013 Acquisitions	2012 Acquisitions
Land	$20.2	$19.5
Buildings and improvements	88.5	113.7
Cash acquired	0.6	1.5
Intangibles (a)	9.2	2.9
Investment in unconsolidated real estate joint venture	6.4	—
Other assets	0.1	0.3
Mortgage loans payable	—	(37.1)
Accrued liabilities	(0.9)	(1.3)
Noncontrolling interest	(6.8)	(1.0)
Other consideration (b)	—	(5.9)
Net assets	117.3	92.6
Other consolidation/elimination adjustments:
Investment in unconsolidated real estate joint venture	—	(22.4)
Gain on revaluation of equity for a business combination	—	(1.7)
Cash consideration	$117.3	$68.5

(a)
The intangibles for the 2013 acquisitions are $9.2 million of other contractual intangibles, primarily asset management and related fee revenue services and contracts. The intangibles for the 2012 acquisitions are in-place lease intangibles.

(b)	Other consideration represents the cancellation of the notes receivable in connection with the acquisition of the Grand Reserve multifamily community in 2012.

Certain operating information for the periods from the business combination dates to December 31, 2013 and 2012 are as follows (in millions):

	For the Periods to December 31, 2013	For the Periods to December 31, 2012
Rental revenues	$2.2	$7.8
Acquisition expenses	$3.3	$2.5
Depreciation and amortization	$3.2	$5.9
Gain on revaluation of equity on a business combination	$—	$1.7
Net loss attributable to common stockholders	$(3.1)	$(2.7)

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2012.  The information excludes activity that is non-recurring and not representative of our future activity, primarily transition expenses of $9.0 million for the year ended December 31, 2013, acquisition expenses of $3.7 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively, and gain on revaluation of equity on a business combination of $1.7 million for the year ended December 31, 2012.  The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2012, nor does it purport to represent our future operations (amounts in millions, except per share):

	Pro Forma (unaudited)
	For the Year Ended December 31,
	2013	2012
Rental revenues	$190.6	$176.3
Depreciation and amortization	$88.4	$106.5
Loss from continuing operations	$(6.8)	$(41.9)
Loss from continuing operations per share	$(0.04)	$(0.25)

We are in the process of finalizing our acquisition allocations for our 2013 acquisition, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2013 and December 31, 2012, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2013			December 31, 2012
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,833.4	$41.9	$25.6	$1,849.5	$43.6	$16.4
Less: accumulated depreciation and amortization	(195.0)	(39.1)	(2.6)	(123.4)	(40.1)	(0.8)
Net	$1,638.4	$2.8	$23.0	$1,726.1	$3.5	$15.6

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $81.8 million, $76.4 million, and $25.5 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  As discussed in Note 4, “Business Combinations,” during 2013 we acquired $9.2 million of other contractual intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the GP Master Interest on July 31, 2013. Also included in other contractual intangibles as of December 31, 2013 and December 31, 2012 is $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the years ended December 31, 2013, 2012, and 2011 was approximately $2.5 million, $21.5 million, and $9.0 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
2014	$4.2
2015	$2.8
2016	$1.4
2017	$1.4
2018	$0.5

Sales of Real Estate and Discontinued Operations

The following table presents our sales of real estate for the years ended December 31, 2013, 2012 and 2011 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
For the Year Ended December 31, 2013
September 2013	Grand Reserve Orange	$35.3	$34.3	$12.8
June 2013	Halstead	43.5	42.2	11.9
May 2013	Cyan/PDX (“Cyan”)	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	37.3	33.3	6.9
	Total	$211.9	$205.3	$50.8

For the Year Ended December 31, 2012
March 2012	Mariposa Lofts Apartments (“Mariposa”)	$40.0	$23.9	$13.3

For the Year Ended December 31, 2011
May 2011	Waterford Place	$110.0	$50.6	$—

The table below includes the results of operations and gain on sale of real estate for the multifamily communities that have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Rental revenues	$8.0	$17.8	$9.0

Expenses
Property operating expenses	2.5	5.4	2.7
Real estate taxes	1.1	2.2	1.3
Interest expense	1.0	3.1	1.3
Depreciation and amortization	3.3	9.7	3.1
Total expenses	7.9	20.4	8.4

Loss on early extinguishment of debt	(0.8)	—	—
Equity in loss of investments in unconsolidated real estate joint ventures	—	—	(1.0)

Loss from discontinued operations	(0.7)	(2.6)	(0.4)
(Income) loss attributable to noncontrolling interests	(6.9)	1.7	0.2
Loss from discontinued operations attributable to common stockholders	$(7.6)	$(0.9)	$(0.2)

Gain on sale of real estate	$50.8	$13.3	$—

6.                                      Variable Interest Entities

As of December 31, 2013 and December 31, 2012, we have concluded that we are the primary beneficiary of ten and three VIEs, respectively.  All of these VIEs are the Property Entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing multifamily communities. We entered into these Co-Investment Ventures in 2012 and 2013.  At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 and 2013, all of which were related to capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment

Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our consolidated balance sheets. Four VIEs, all of which are actively developing multifamily communities, have closed aggregate construction financing of $108.0 million during 2013 which will be drawn on during the construction of the developments. As of December 31, 2013, $32.2 million has been drawn under three of the construction loans. We have provided partial payment guarantees for two of the construction loans with a total commitment of $54.8 million, of which $12.3 million is outstanding as of December 31, 2013. On the other construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each development. See Note 9, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $288.0 million and $47.0 million as of December 31, 2013 and December 31, 2012, respectively, $279.6 million and $46.1 million of which is reflected in construction in progress.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	December 31, 2013	December 31, 2012
Notes receivable, net (a)	$52.8	$36.0
Escrows and restricted cash	12.4	10.3
Deferred financing costs, net	12.1	8.5
Resident, tenant and other receivables (b)	8.3	6.2
Prepaid assets, deposits and other assets	7.3	5.0
Investment in unconsolidated real estate joint venture	5.5	3.0
Interest rate caps	0.2	0.3
Total other assets	$98.6	$69.3

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of December 31, 2013, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 2.0 years.

(b)	Includes a receivable from the Advisor of $1.8 million as of December 31, 2013.

As of December 31, 2013 and December 31, 2012, we have a $5.5 million and $3.0 million, respectively, investment in an unconsolidated PGGM CO-JV, the Custer PGGM CO-JV.  Our effective ownership in the Custer PGGM CO-JV is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer PGGM CO-JV is a mezzanine loan secured by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of December 31, 2013 has been fully funded, has an interest rate of 14.5% and matures in 2015.

Prior to July 31, 2012, we had a PGGM CO-JV investment on the equity method of accounting, the Veritas Property Entity.  Effective July 31, 2012, we converted a notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity.  As a result of these transactions, effective as of July 31, 2012, we accounted for our investment in the Veritas Property Entity on the consolidated basis of accounting, and recorded a gain on revaluation of equity of approximately $1.7 million in July 2012.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  These interest rate cap agreements have not been designated as hedges. The following table provides a summary of our interest rate caps as of December 31, 2013 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.2

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental payments due to us under these non-cancelable retail leases in effect as of December 31, 2013 are as follows (in millions):

Future Minimum
Year	Lease Payments
2014	$3.7
2015	3.7
2016	3.6
2017	3.5
2018	3.2
Thereafter	28.8
Total	$46.5

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of December 31, 2013 and December 31, 2012 (amounts in millions and monthly LIBOR at December 31, 2013 is 0.17%):

			As of December 31, 2013
	December 31,	December 31,	Wtd. Average
	2013	2012	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$87.3	$30.3	3.95%	2018 to 2020
Variable rate mortgage payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
Variable rate construction loans payable (b)	12.2	—	Monthly LIBOR + 2.25%	2017
Total Company Level	123.5	54.3
Co-Investment Venture Level - Consolidated (c)
Fixed rate mortgages payable	852.3	902.2	3.73%	2015 to 2020
Variable rate mortgage payable	12.2	12.5	Monthly LIBOR + 2.35%	2017
Fixed rate construction loan payable (d)	24.6	—	4.13%	2018
Variable rate construction loans payable (e)	9.8	—	Monthly LIBOR + 2.25%	2016 (b)
	898.9	914.7
Plus: unamortized adjustments from business combinations	6.7	10.6
Total Co-Investment Venture Level - Consolidated	905.6	925.3
Total consolidated mortgages and notes payable	$1,029.1	$979.6

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes Co-Investment debt where the Company has provided guarantees for the repayment of the debt.

(b)	Includes two loans with total commitments of $54.8 million. Each loan includes an extension option of one to two years.

(c)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert the construction loan into a permanent loan with a maturity of 2023.

(e)	Includes one loan with a total commitment of $21.9 million. This loan includes two one-year extension options.

As of December 31, 2013, $1.9 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of December 31, 2013.

As of December 31, 2013, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
2014	$24.0	$5.5	$29.5
2015	0.2	83.6	83.8
2016	0.6	155.6	156.2
2017	13.8	219.9	233.7
2018	30.0	140.8	170.8
Thereafter	54.9	293.5	348.4
Total	$123.5	$898.9	1,022.4
Add: unamortized adjustments from business combinations			6.7
Total mortgages and notes payable			$1,029.1

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of December 31, 2013, the applicable margin was 2.08% and the base rate was 0.17% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of December 31, 2013, $170.8 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of December 31, 2013, available but undrawn amounts under the credit facility are approximately $138.1 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of December 31, 2013.

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

As of December 31, 2013 and December 31, 2012, non-redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	December 31, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner (b)	$293.5	26% to 45%	$166.2	26% to 45%
MW Co-Investment Partner	157.8	45%	192.6	45%
Developer Partners	3.5	0% to 6%	5.1	0% to 20%
Subsidiary preferred units	1.4	N/A	1.5	N/A
Total non-redeemable NCI	$456.2		$365.4

(a)        Effective noncontrolling interest percentage is based upon the noncontrolling interest’s share of contributed capital. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)	As discussed in Note 1, “Organization and Business”, the Master Partnership was our partner in these Co-Investment Ventures as of December 31, 2012.

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, PGGM CO-JV’s pro rata interest is subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale. For PGGM CO-JVs we have rights in limited circumstances generally related to a listing of our shares or a merger to acquire the PGGM Co-Investment Partner’s interest at the greater of fair value or an amount that would provide the PGGM Co-Investment Partner certain minimum returns on its invested equity.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity.  The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit (the face value), plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which generally declines in value $25 per unit each year until there is no redemption premium remaining.  The preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the year ended December 31, 2013, we paid distributions to noncontrolling interests of $51.3 million of which $25.0 million was related to operating activity.  For the year ended December 31, 2012, we paid distributions to noncontrolling interests of $29.7 million, of which $20.4 million was related to operating activity.

In May 2013, we acquired all of the noncontrolling interest in the Cyan MW CO-JV for cash of $27.9 million. In addition, on July 31, 2013, we acquired the 1% general partnership interest in the Master Partnership in a related party transaction with an affiliate of the Advisor for $23.1 million in cash, excluding closing costs, of which $13.8 million related to the partial acquisition of an approximate 1% noncontrolling interest in the Master Partnership’s interest in the PGGM CO-JVs. The remaining $9.3 million was accounted for as a business combination. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid in capital of $23.2 million was recorded. (See Note 4, “Business Combinations” for additional discussion of the Master Partnership acquisition and Note 5, “Real Estate Investments” for additional information regarding the subsequent sale of the Cyan multifamily community.)

During 2013, we partially sold an additional noncontrolling interest in the Cameron PGGM CO-JV to PGGM for $7.3 million in cash. On December 20, 2013, the Master Partnership was restructured to increase PGGM’s equity commitment, and we partially sold an approximate 42% noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. No gain or loss was recognized in recording these transactions, but a net increase to additional paid-in capital of $0.1 million was recorded.

During 2012, we separately contributed a total of $25.3 million, net to two PGGM CO-JVs, the Grand Reserve PGGM CO-JV and The Cameron PGGM CO-JV, increasing our controlling indirect financial interests in each entity. No gain or loss was recognized in recording the contributions, but a net decrease to additional paid-in capital of $4.4 million was recorded. Additionally, effective July 31, 2012, we converted a notes receivable due from the Veritas Property Entity into an additional equity interest in the Veritas Property Entity and became the general partner of the Veritas Property Entity, increasing our controlling financial interests in the Veritas Property Entity. A gain on revaluation of equity on a business combination of $1.7 million was recorded in connection with this transaction.

Redeemable Noncontrolling Interests

As of December 31, 2013 and December 31, 2012, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	December 31, 2013		December 31, 2012
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$22.0	0% to 20%	$8.6	0% to 20%

(a) Effective noncontrolling interest percentage is based upon the noncontrolling interest’s share of contributed capital.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. For Co-Investment Ventures where the developer’s equity has been returned, the effective noncontrolling interest percentage is shown as zero.

Developer CO-JVs included in redeemable noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse the partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs.They also generally have put options, usually exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price and options to require a sale of the development generally after the seventh year after completion of the development.  These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  All of these Developer Partners also have a back end interest, generally only attributable to distributions related to a property sale or financing.  Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

In June 2012, we acquired all of the redeemable, noncontrolling interest related to the Bailey’s Crossing Property Entity for $3.0 million in cash. No gain or loss was recorded in connection with this transaction but an increase to additional paid-in capital of $1.8 million was recorded.

12.                               Stockholders’ Equity

Capitalization

As of December 31, 2013 and December 31, 2012, we had 168.3 million and 167.5 million shares of common stock outstanding, respectively, including 6,000 shares of stock issued to our independent directors for no cash, and 24,969 shares owned by an affiliate of the Advisor issued for cash of approximately $0.2 million.

 We are authorized to issue 124,999,000 shares of preferred stock which may be issued in a variety of series with different attributes.

As of December 31, 2012, we had 1,000 shares of convertible stock owned by Behringer, issued for cash of $1,000.  In connection with our transition to self-management, Behringer surrendered all 1,000 shares of convertible stock on July 31, 2013, which we immediately canceled.

Also in connection with our transition to self-management, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer. The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock upon any of the following triggering events: (a) in connection with a listing of our common stock on a national exchange, (b) upon a change of control of the Company or (c) upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before July 31, 2018. Notwithstanding the foregoing, if a listing occurs prior to December 31, 2016, such listing (and the related triggering event) will be deemed to occur on December 31, 2016 and if a change of control transaction occurs prior to December 31, 2016, such change of control transaction will not result in a change of control triggering event. Upon a triggering event, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 15% of the excess of (i) (a) the per share value of our common stock at the time of the applicable triggering event, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. In the case of a triggering event based on a listing or change of control only, this amount will be multiplied by another 1.15 to arrive at the conversion value.

Distributions

On March 29, 2012, our board of directors authorized a special cash distribution related to the sale of Mariposa (the “Mariposa Distribution”) in the amount of $0.06 per share of common stock payable to stockholders of record on July 6, 2012.  The Mariposa Distribution was accrued during March 2012 and paid in cash on July 11, 2012. As of December 31, 2013, no other special distributions have been paid or authorized.

Distributions, including those paid by issuing shares under the DRIP and the Mariposa Distribution, for the years ended December 31, 2013 , 2012, and 2011 were as follows (amounts in millions):

	For the Year Ended December 31,
	2013		2012		2011
	Declared (a)	Paid (b)	Declared (a)	Paid (b)	Declared (a)	Paid (b)
Fourth Quarter Distributions
Regular distributions	$14.9	$14.7	$14.7	$14.5	$24.9	$24.6
Special cash distribution	—	—	—	—	—	—
Total	$14.9	$14.7	$14.7	$14.5	$24.9	$24.6

Third Quarter Distributions
Regular distributions	$14.9	$14.9	$14.7	$14.6	$23.7	$22.0
Special cash distribution	—	—	—	10.0	—	—
Total	$14.9	$14.9	$14.7	$24.6	$23.7	$22.0

Second Quarter Distributions
Regular distributions	$14.7	$14.9	$14.4	$18.1	$18.5	$17.7
Special cash distribution	—	—	0.1	—	—	—
Total	$14.7	$14.9	$14.5	$18.1	$18.5	$17.7

First Quarter Distributions
Regular distributions	$14.5	$14.5	$24.8	$24.8	$15.9	$15.4
Special cash distribution	—	—	9.9	—	—	—
Total	$14.5	$14.5	$34.7	$24.8	$15.9	$15.4

Total through December 31
Regular distributions	$59.0	$59.0	$68.6	$72.0	$83.0	$79.7
Special cash distribution	—	—	10.0	10.0	—	—
Total	$59.0	$59.0	$78.6	$82.0	$83.0	$79.7

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

We calculate annualized rates as if the shares were outstanding for a full year based on a $10 per share purchase price.

The daily distribution amount from January 1, 2012 through the end of the first quarter of 2012 was $0.0016438 per share of common stock, an annualized rate of 6%.  On March 19, 2012, our board of directors authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5%, beginning in the month of April 2012.  Our board of directors has authorized the 3.5% annualized distribution rate through March 31, 2014.

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

As modified, for redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Ordinary Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Exceptional Redemptions”), the purchase price per share redeemed under our SRP will equal the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.  A quarterly funding limit has been established of $7 million per quarter (which our board of directors may increase or decrease from time to time).  Redemptions are also limited by our charter to no more than 5% of the weighted average of shares outstanding during the preceding twelve months immediately prior to the date of redemption.

During 2013, we redeemed approximately 2.5 million common shares at an average price of $9.24 per share for $22.9 million, and we fulfilled all Exceptional Redemption requests properly submitted in accordance with the terms of the SRP. As of December 31, 2013, there were unfulfilled Ordinary Redemption requests of approximately 2.6 million common shares, for approximately $22.6 million based on the SRP purchase price as of December 31, 2013.

13.                               Transition to Self-Management

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer, beginning the process of becoming self-managed and setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. We collectively refer to these agreements as the “Self-Management Transition Agreements.” With the entry into these transactions and the progression to self-management, over time, the Company expects to incur higher direct costs related to compensation and other administration and less reliance on and cost related to related party management agreements.

In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and began hiring other employees. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014, and where we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. We also expect to hire other employees as we complete our transition to self-management. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

As discussed in Note 12, “Stockholders’ Equity,” we issued 10,000 shares of Series A Preferred Stock to Behringer at the Initial Closing. As part of the consideration for issuing the Series A Preferred Stock, Behringer surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

As discussed in Note 4, “Business Combinations”, at the Initial Closing, we acquired from Behringer the GP Master Interest in the PGGM Co-Investment Partner. The purchase price for the GP Master Interest was $23.1 million. This acquisition entitles us to a 1% ownership interest and a promoted interest in the cash flows of the Master Partnership and the advisory and incentive fees specified in the PGGM Co-Investment Partner agreements that Behringer would have otherwise been entitled to receive.

At the Initial Closing, we also paid Behringer $2.5 million as reimbursement for its costs and expenses related to the negotiation of the Self-Management Transition Agreements. These expenses are in addition to the expenses that we have incurred on our own behalf for legal and financial advisors in connection with this transaction, which were approximately $1.1 million.

Commencing at the Initial Closing and lasting through the six month anniversary of the Self-Management Closing, Behringer will be entitled to additional fees with respect to any new investment arrangements between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. We will not be obligated to pay any fees with respect to a New Platform unless and until the Self-Management Closing occurs. For the year ended December 31, 2013, no New Platform fees were incurred.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition fees and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. As of December 31, 2013, $3.2 million of credits were due to us, of which $1.4 million was paid. The remaining unpaid amounts of $1.8 million are recorded as a receivable in other assets and were collected in full subsequent to December 31, 2013.

During the period from the Initial Closing through September 30, 2014, Behringer will provide general transition services in support of our transition to self-management. For these services we will pay Behringer (a) the sum of approximately $0.4 million per month during the period beginning on the Initial Closing and ending on September 30, 2014 and (b) an amount equal to $1.25 million at the Self-Management Closing. For the year ended December 31, 2013, $2.1 million was incurred and paid.

Upon the Self-Management Closing, we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. From now through the Self-Management Closing, Behringer will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer under the prior agreements, which are described in Note 16, “Related Party Arrangements.” Regarding asset management fees and property management expense reimbursements, we will receive a monthly reduction of approximately $150,000 and $50,000, respectively, from the amount that otherwise would have been payable, through June 30, 2014.

At the Self-Management Closing, we will pay Behringer $3.5 million for certain intangible assets, rights and contracts. Behringer will also transfer to us certain furnishings, fixtures and equipment.

From the Initial Closing and through and following the Self-Management Closing, certain fees generally similar to fees under the amended and restated advisory management agreement as described in Note 16, “Related Party Arrangements” will be due with respect to acquisitions, financing and asset management. Regarding acquisition and advisory fees, we will pay the Advisor a fee (1) at the current rate of 1.75% of the defined costs for acquisitions that were identified and agreed to as of the Initial Closing and (2) at a rate of 1.575% of the defined costs for other acquisitions generally through the Self-Management Closing, but which may also include acquisitions approved prior to the Self-Management Closing that have closed within six months following the Self-Management Closing. The non-accountable acquisition expense reimbursement of 0.25% was not changed. Regarding debt financing fees, debt financings projected and identified as of the Initial Closing will continue to incur fees based on our pro rata share of the debt at a rate of 1% and other debt financings will incur fees at a rate of 0.9%. In addition, we will reimburse the Advisor for third party financing fees paid on our behalf which were previously included in the debt financing fee. After the Self-Management Closing, the Advisor will provide the debt financing services through June 30, 2015.

Behringer will also provide shareholder services for an initial two year term, commencing on the Self-Management Closing at a cost to us based on the then monthly number of stockholder accounts. We estimate the monthly amount based on current stockholder accounts to be approximately $0.1 million. The monthly number of stockholder accounts is subject to adjustments based on future activity related to our DRIP and SRP. In addition, we may pay approximately $0.3 million over the term of the agreement with Behringer for a limited right to use certain office space. We may also contract with Behringer for additional services.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily staffing, information technology and facilities). The components of our transition expenses are as follows (in millions):

For the Year Ended December 31, 2013
Special Committee and Company legal and financial advisors	$0.7
General transition services:
Behringer	7.9
Other service providers	0.4
Total transition expenses	$9.0

As of December 31, 2013, $5.7 million of the transition costs was an accrued liability to Behringer. We incurred no transition expenses in 2012 or 2011.

14.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and that partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2013, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2013 and December 31, 2012, we have approximately $17.6 million and $17.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of December 31, 2013, we have entered into construction and development contracts with $645.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

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

In connection with our measurements of fair value related to many real estate assets, noncontrolling interests, financial instruments and contractual rights, there are generally not available observable market price inputs for substantially the same items.  Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, costs to lease properties, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and may also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of December 31, 2013 and December 31, 2012, we have $0.2 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Gain (Loss) for the Year Ended December 31,
Assets
Interest rate caps	Other assets
As of December 31, 2013		$—	$0.2	$—	$0.2	$—
As of December 31, 2012		$—	$0.3	$—	$0.3	$(0.8)

Nonrecurring Basis — Fair Value Adjustments

For the year ended December 31, 2013, we had no fair value adjustments on a nonrecurring basis.

As discussed in Note 4, “Business Combinations,” in July 2012, we consolidated the Veritas Property Entity and recognized a gain of $1.7 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation. The investment in unconsolidated real estate joint venture was recorded at its fair value on July 31, 2012 based on the fair value of the investment’s underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of the mortgage loan payable was determined based on market pricing, primarily market interest rates and other market terms as of July 31, 2012. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates were from the perspective of market participants. The nonrecurring fair value measurement of the investment in unconsolidated real estate joint venture related to the consolidation of the Veritas Property Entity was considered a Level 3 input under the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

For the Year Ended December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investment in unconsolidated real estate joint venture:
Veritas Property Entity	$—	$—	$24.8	$24.8	$1.7

In April 2011, we consolidated the Waterford Place PGGM CO-JV and recognized a gain of $18.1 million related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint venture and the fair value of our ownership interest prior to consolidation. The nonrecurring fair value measurement of the investment in and advance to unconsolidated real estate joint venture related to the consolidation of Waterford Place PGGM CO-JV was considered a Level 3 input under the fair value hierarchy. The fair value was substantially derived from the terms of the sale agreement, which closed in May 2011.
In December 2011, we consolidated 23 PGGM CO-JVs and MW CO-JVs and recognized a gain on revaluation of equity on business combinations of $103.8 million. The investments in and advances to unconsolidated real estate joint ventures were recorded at their fair value on December 1, 2011 based primarily on the fair value of the investment's underlying assets and liabilities. Fair value of real estate was determined based on market capitalization rates, comparable sales and forecasted operations which include estimates of rental rates, costs to lease, and operating expenses. Fair value of mortgage loan payables and notes receivable were determined based on market pricing, primarily market interest rates and other market terms as of December 1, 2011. All other assets and liabilities were reviewed to determine their fair value based on applicable market factors. All of these estimates are from the perspective of market participants.
The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during year ended December 31, 2011 (in millions):

For the Year Ended December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Investments in and advances to unconsolidated real estate joint ventures:
Waterford Place PGGM CO-JV	$—	$—	$27.6	$27.6	$18.1
Consolidated PGGM/MW CO-JVs	—	—	389.7	389.7	103.8
	$—	$—	$417.3	$417.3	$121.9

Financial Instruments Not Carried at Fair Value

Financial instruments held as of December 31, 2013 and December 31, 2012 and not measured at fair value on a recurring basis include cash and cash equivalents, short-term investments, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of December 31, 2013 and December 31, 2012 are as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,029.1	$1,015.4	$979.6	$991.8

16.                               Related Party Arrangements

From our inception to July 31, 2013, we had no employees, were externally managed by the Advisor and were supported by related party service agreements, as further described below.  Through July 31, 2013, we exclusively relied on the Advisor and its affiliates to provide certain services and personnel for management and day-to-day operations, including advisory services performed by the Advisor and property management services provided by BHM Management and its affiliates.

Effective July 31, 2013, we entered into a series of agreements with the Advisor and its affiliates in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of the Advisor. See further discussion of the transaction and amounts paid to Behringer in relation to the transition at Note 13, “Transition to Self-Management.”

Upon the Self-Management Closing, most of the remaining professionals and staff providing advisory and property management services that are currently employed by Behringer will also become our employees. From now through the Self-Management Closing, Behringer will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer under the prior agreements as discussed further below. At the Self-Management Closing, the amended advisory and property management agreements will effectively be terminated (with the property management agreement being assigned to us) and except as otherwise noted, our obligation to pay fees and reimbursement costs will cease.

The Advisor continues to provide us with day-to-day management services pursuant to our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated. Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement. The Advisory Management Agreement will currently expire on June 30, 2014, unless extended or renewed. Below we describe the principal terms of the Advisory Management Agreement.

Prior to July 31, 2013, the Advisor and its affiliates received acquisition and advisory fees of 1.75%, based on our stated or back-end ownership percentage, of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement.  The Advisor and its affiliates also received a fee based on 1.75% of the funds advanced in respect of a loan or other investment. Effective August 1, 2013, the rate of 1.75% remains unchanged for acquisitions that were identified and agreed to as of the Initial Closing. For other acquisitions, the rate is reduced to 1.575% of the defined costs.

Additionally, the Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25% of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse the Advisor. In addition, acquisition expenses for which we reimburse the Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement and net of credits provided to us per the Self-Management Transition Agreements, of approximately $15.0 million, $7.3 million, and $4.8 million, respectively. We capitalized approximately $13.2 million and $5.0 million, respectively, of such fees to our development projects as construction in progress for the years ended December 31, 2013 and 2012 and capitalized approximately $1.1 million to investments in unconsolidated real estate joint ventures for the year ended December 31, 2011. As of December 31, 2013, acquisition and advisory fees related to 17 developments were subject to final reconciliation to actual amounts as described above.

Prior to July 31, 2013, the Advisor received debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Subsequent to July 31, 2013, the Advisor will continue to receive debt financing fees based on our pro rata share of the debt at a rate of 1% on debt financings identified as of the Initial Closing and other debt financings will incur fees at a rate of 0.9%. For any debt financing other than financing related to our CO-JVs, the Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for

us.  For the years ended December 31, 2013, 2012 and 2011, the Advisor earned debt financing fees of approximately $1.5 million, $1.3 million, and $2.3 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned asset management fees of approximately $7.7 million, $6.6 million, and $6.3 million, respectively.

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

Property management services are provided by BHM Management and its affiliates through a property management agreement (the “Property Management Agreement”) for multifamily communities with respect to which we have control over the selection of the property manager and choose to hire BHM Management.  The Property Management Agreement, if not assigned to us on Self-Management Closing, expires on June 30, 2015.

Property management fees are equal to 3.75% of gross revenues for each community, based on our pro rata ownership of each community.  In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse certain costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties. Beginning August 1, 2013, we receive a monthly reduction of $50,000 per month in property management expense reimbursements.

For the years ended December 31, 2013, 2012, and 2011, BHM Management or its affiliates earned property management fees, net of expenses to third party property managers but including reimbursements to BHM Management, of $23.4 million, $21.3 million, and $8.5 million, respectively.

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

For the years ended December 31, 2013, 2012, and 2011, the Advisor was reimbursed approximately $1.8 million, $1.8 million, and $1.9 million, respectively. As of December 31, 2013 and December 31, 2012, our payables to the Advisor and its affiliates were $1.9 million and $1.4 million, respectively.
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
Behringer Securities LP (“Behringer Securities”), an affiliate of the Advisor, served as the dealer manager for the Initial Public Offering and received selling commissions of up to 7% of gross offering proceeds. Behringer Securities reallowed all selling commissions to participating broker-dealers. In connection with the Initial Public Offering, up to 2.5% of gross proceeds were paid to Behringer Securities as a dealer manager fee. Behringer Securities reallowed a portion of its dealer manager fee to certain broker-dealers that participated in the Initial Public Offering. No selling commissions or dealer manager fees are payable on shares sold under our DRIP, and any DRIP offering expenses are nominal.
Because our Initial Public Offering terminated on September 2, 2011, we did not sell any shares of common stock in our Initial Public Offering during the years ended December 31, 2013 and 2012. The following presents the components of our sale of common stock, net related to our Initial Public Offering for the year ended December 31, 2011 (amounts in millions):

For the Year Ended December 31, 2011
Sale of common stock
Gross proceeds	$593.8
Less offering costs:
O&O reimbursement	0.6
Dealer manager fees	(14.8)
Selling commissions	(40.0)
Total offering costs	(54.2)
Sale of common stock, net	$539.6

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $10.5 million, $2.5 million, and $0.1 million in 2013, 2012, and 2011, respectively	$25.8	$32.9	$10.2
Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets acquired	$—	$38.1	$1,511.6
Liabilities assumed	$—	$37.3	$746.7
Noncontrolling interests	$—	$1.0	$359.0
Mortgage payable assumed by purchaser of asset held for sale	$—	$15.8	$58.4
Charge to additional paid-in capital in connection with an acquisition of a noncontrolling interest in excess of cash consideration	$—	$2.6	$—
Conversion of note receivable into an equity investment	$4.9	$5.9	$4.6
Assumption of mortgage note payable	$—	$—	$21.5
Acquisition of a noncontrolling interest	$9.0	$—	$—
Funds deposited in escrow related to a development acquisition	$1.1	$—	$—
Transfer of real estate from construction in progress to operating real estate	$48.9	$—	$—
Conversion of investment in unconsolidated real estate joint venture into notes receivable	$9.5	$—	$—
Stock issued pursuant to our DRIP	$31.0	$39.7	$44.1
Distributions payable on common stock - regular	$5.0	$4.8	$8.4
Construction costs and other related payables	$43.7	$12.0	$—

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Sale of Multifamily Community

On February 7, 2014, the Tupelo Alley PGGM CO-JV sold its multifamily community for a sale price of $52.9 million. The purchaser assumed the $19.3 million mortgage note payable. As of December 31, 2013, the net carrying value of the multifamily community is $36.6 million. We received cash of approximately $33.0 million, of which approximately $14.7 million was distributed to the PGGM Co-Investment Partner.

Distributions Paid

On January 2, 2014, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of December 2013.

On February 3, 2014, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of January 2014.

On March 3, 2014, we paid total distributions of approximately $4.5 million, of which $2.2 million was cash distributions and $2.3 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of February 2014.

19.     Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share data):

	2013 Quarters Ended (a)
	March 31	June 30	September 30	December 31
Rental revenues	$45,744	$46,722	$48,412	$49,746
Income (loss) from continuing operations	$(1,241)	$(180)	$(14,114)	$(1,869)
Net income (loss) attributable to common stockholders	$4,444	$26,799	$(460)	$(1,091)
Basic and diluted weighted average shares outstanding	168,084	168,886	168,881	168,741
Basic and diluted earnings (loss) per share	$0.03	$0.16	$—	$(0.01)

	2012 Quarters Ended (a)
	March 31	June 30	September 30	December 31
Rental revenues	$39,865	$42,062	$44,449	$45,386
Income (loss) from continuing operations	$(15,855)	$(16,308)	$(5,033)	$(3,649)
Net income (loss) attributable to common stockholders	$4,445	$(11,269)	$(3,921)	$(1,769)
Basic and diluted weighted average shares outstanding	164,453	165,571	166,417	167,257
Basic and diluted earnings (loss) per share	$0.03	$(0.07)	$(0.02)	$(0.01)

(a)	Operating properties which have been disposed of have been reclassified to discontinued operations for all periods presented.

*****

Behringer Harvard Multifamily REIT I, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2013
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the year ended December 31, 2013	$193	$492	$—	$583	$102
For the year ended December 31, 2012	$184	$691	$—	$682	$193
For the year ended December 31, 2011	$152	$368	$—	$336	$184

Behringer Harvard Multifamily REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(in thousands)

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2013
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition	Encumbrances(b)
4550 Cherry Creek(c)	Denver, CO	$7,910	$70,184	$479	$78,573	$7,123	2004/2011	$28,600
55 Hundred(c)	Arlington, VA	13,196	67,515	38	80,749	6,661	2010/2011	41,750
7166 at Belmar(c)	Lakewood, CO	3,385	52,298	1,252	56,935	5,179	2008/2011	22,825
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	1,128	38,740	5,643	2003/2010	29,000
Acappella	San Bruno, CA	8,000	46,973	274	55,247	6,945	2010/2010	30,250
Allegro (d)	Addison, TX	3,900	55,355	1,143	60,398	6,014	2013/2010	24,000
Argenta	San Francisco, CA	11,100	81,624	1,173	93,897	9,306	2008/2011	51,000
Bailey's Crossing(c)	Alexandria, VA	22,214	108,145	447	130,806	10,668	2010/2011	76,000
Briar Forest Lofts(c)	Houston, TX	4,623	40,155	181	44,959	4,031	2008/2011	20,916
Burnham Pointe	Chicago, IL	10,400	75,960	1,739	88,099	9,150	2008/2010	4,594
Burrough's Mill(c)	Cherry Hill, NJ	10,075	51,869	333	62,277	5,923	2004/2011	25,234
Calypso Apartments and Lofts(c)	Irvine, CA	13,902	42,730	197	56,829	4,253	2008/2011	24,000
The Cameron(c)	Silver Spring, MD	25,191	77,737	277	103,205	7,414	2010/2011	65,453
The District Universal Boulevard(c)	Orlando, FL	5,161	57,448	604	63,213	5,588	2009/2011	37,500
Eclipse(c)	Houston, TX	6,927	44,078	235	51,240	4,744	2009/2011	20,762
Fitzhugh Urban Flats(c)	Dallas, TX	9,394	48,884	363	58,641	5,120	2009/2011	27,848
Forty55 Lofts(c)	Marina del Rey, CA	11,382	68,966	225	80,573	6,890	2010/2011	25,500
The Franklin Delray	Delray Beach, FL	9,065	24,229	—	33,294	248	2013/2013	—
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	1,556	108,565	15,567	2008/2009	51,300
Grand Reserve	Dallas, TX	2,980	29,231	(843)	31,368	2,313	2009/2012	21,000
The Lofts at Park Crest	McLean, VA	—	49,737	218	49,955	8,035	2008/2011	45,316
Pembroke Woods	Pembroke, MA	11,520	29,807	899	42,226	2,279	2006/2012	—
Renaissance - Phase I(c)	Concord, CA	5,786	33,660	647	40,093	3,122	2008/2011	—
The Reserve at LaVista Walk	Atlanta, GA	4,530	34,159	784	39,473	5,106	2008/2010	2,058
San Sebastian(c)	Laguna Woods, CA	7,841	29,037	95	36,973	3,433	2010/2011	21,000
Satori(c)	Fort Lauderdale, FL	8,223	75,126	311	83,660	7,610	2010/2011	51,000
Skye 2905(c)	Denver, CO	13,831	87,491	(253)	101,069	8,329	2010/2011	56,100
Stone Gate	Marlborough, MA	8,300	54,634	1,307	64,241	6,324	2007/2011	35,443
Tupelo Alley(c)	Portland, OR	6,348	33,317	180	39,845	3,293	2009/2011	19,250
Uptown Post Oak	Houston, TX	23,340	40,010	864	64,214	6,713	2008/2010	3,348
Vara	San Francisco, CA	20,200	88,500	149	108,849	1,643	2013/2013	57,000
The Venue(c)	Clark County, NV	1,520	24,249	162	25,931	2,504	2009/2011	10,500
Veritas(c)	Henderson, NV	4,950	55,607	138	60,695	4,170	2011/2012	36,437
West Village	Mansfield, MA	5,301	30,068	546	35,915	3,707	2008/2011	20,742
		$337,295	$1,816,604	$16,848	$2,170,747	$195,048		$985,726

____________________________________________________________________________

(a)	Each of our properties has a depreciable life of 25 to 35 years. Improvements have depreciable lives ranging from 3 to 15 years.

(b)
Encumbrances include mortgages and notes payable and our credit facility which had an outstanding balance of $10.0 million as of December 31, 2013. The credit facility is collateralized by the following properties: Burnham Pointe, The Reserve at La Vista Walk and Uptown Post Oak. The credit facility balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2013. Encumbrances related to mortgage loans excludes the $6.7 million of unamortized adjustment from business combinations as of December 31, 2013.

(c)	Property is owned through a Co-Investment Venture. Initial cost is the cost recorded at time of consolidation. Year acquired is the year the property was consolidated.

(d)	During 2013, we completed development of the second phase of Allegro which added an additional 121 units. The property was initially completed in 2010.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Real Estate:
Balance at beginning of year	$2,177,429	$2,066,099	$537,026
Additions:
Acquisitions and/or consolidation of joint ventures	163,401	140,069	1,637,647
Deductions:
Sale of real estate property	(170,083)	(28,739)	(108,574)
Balance at end of year	$2,170,747	$2,177,429	$2,066,099

Accumulated Depreciation:
Balance at beginning of year	$123,360	$42,123	$13,941
Depreciation expense	85,054	83,909	28,182
Deductions	(13,366)	(2,672)	—
Balance at end of year	$195,048	$123,360	$42,123

Behringer Harvard Multifamily REIT I, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2013
(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note(a)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine note	14.5%	December 2015	Principal and interest at maturity	N/A	$22,712	$22,587	$—
Mezzanine note	15.0%	January 2016	Principal and interest at maturity	N/A	12,300	12,302	—
Mezzanine note	14.5%	August 2015	Principal and interest at maturity	N/A	9,000	9,000	—
Mezzanine note	15.0%	September 2016	Principal and interest at maturity	N/A	14,989	8,922	—
					$59,001	$52,811	$—
____________________________________________________________________________

(a)
Differences between the face amount and the carrying amount of the notes are unfunded commitments under the mezzanine loans and discounts recorded in connection with the business combination and capitalized acquisition costs, including unearned fee income.

Reconciliation of the Carrying Amount of Mortgage Loans (in thousands):
Balance at January 1, 2011	$2,633
Additions during 2011:
New notes receivable	22,148
Mortgage loan from business combination	3,000
Accrued interest	333
Capitalized acquisition costs	384
Deductions during 2011:
Note receivable converted into equity investment	(3,960)
Amortization of acquisition costs	(187)
Balance at December 31, 2011	24,351
Additions during 2012:
New notes receivable, including advances under mezzanine loans	37,789
Capitalized acquisition costs, net of unearned fee income	(61)
Deductions during 2012:
Note receivable converted into equity investment	(5,926)
Collections of principal and loan payoffs	(19,760)
Amortization of acquisition costs and fee income	(353)
Balance at December 31, 2012	36,040
Additions during 2013:
New notes receivable, including advances under mezzanine loans	40,078
Capitalized acquisition costs, net of unearned fee income	(31)
Deductions during 2013:
Note receivable converted into equity investment	(4,880)
Collections of principal and loan payoffs	(18,425)
Amortization of acquisition costs and fee income	29
Balance at December 31, 2013	$52,811

*****

Item 6.  Exhibits

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-K filed on September 8, 2008
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 6, 2013
3.3	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 1, 2010
4.1	Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 29, 2012
4.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed on March 1, 2013
4.3	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
10.1*	Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated as of December 20, 2013 +
10.2*	Letter Agreement, dated December 20, 2013, between Behringer Harvard Multifamily REIT I, Inc., Monogram Residential Master Partnership I LP and Stichting Depositary PGGM Private Real Estate Fund
10.3
Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 18, 2013

10.4
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Company’s Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2013

10.5
Form of Restricted Stock Unit Award Agreement (Employees) under the Company’s Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2014

10.6	Form of Deferral Election Form, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2014
10.7
Master Modification Agreement, dated as of July 31, 2013, by and among Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Multifamily OP I LP, REIT TRS Holding, LLC, Behringer Harvard Multifamily REIT I Services Holdings, LLC, Behringer Harvard Multifamily Advisors I, LLC, Behringer Harvard Multifamily Management Services, LLC and Behringer Harvard Institutional GP LP, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2013 +

10.8
Fifth Amended and Restated Advisory Management Agreement, dated as of July 31, 2013, by and between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2013 +

10.9
Second Amended and Restated Property Management Agreement, dated as of July 31, 2013, between Behringer Harvard Multifamily REIT In, Inc., Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2013

10.10
Registration Rights Agreement, dated as of July 31, 2013, among Behringer Harvard Multifamily REIT I, Inc. and the Shareholders from time to time party thereto, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2013

10.11
Amended and Restated License Agreement, dated July 31, 2013, by and between Behringer Harvard Holdings, LLC and Behringer Harvard Multifamily REIT I, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 7, 2013

10.12
Transition Services Agreement, dated July 31, 2013, by and between Behringer Harvard Multifamily REIT I, Inc., REIT TRS Holding, LLC and Behringer Harvard Multifamily REIT I Services Holdings, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 7, 2013

10.13	Employment Agreement, effective as of August 1, 2013, with Daniel J. Rosenberg, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 7, 2013
10.14	Employment Agreement, effective as of August 1, 2013, with Howard Garfield, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on November 7, 2013

10.15	Employment Agreement, effective as of August 1, 2013, with Margaret Daly, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on November 7, 2013
10.16	Employment Agreement, effective as of August 1, 2013, with Mark T. Alfieri, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on November 7, 2013
10.17	Employment Agreement, effective as of August 1, 2013, with Ross Odland, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on November 7, 2013
10.18
Letter Agreement, dated February 22, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 1, 2013

10.19
Letter Agreement, dated May 7, 2013, between Behringer Harvard Multifamily REIT I, Inc. and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013

10.20
Credit Agreement by and among Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed on March 31, 2010

10.21
Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed on March 31, 2010

10.22
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 31, 2010

21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed on March 29, 2012
101*
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

+ Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this Annual Report and submitted separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.