Form 10-Q
period 2014-03-31
BEHRINGER HARVARD MULTIFAMILY REIT I INC
filed 2014-05-06
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the Registrant had 168,598,107 shares of common stock outstanding.

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.
Form 10-Q
Quarter Ended March 31, 2014

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Real estate
Land	$350,847	$337,295
Buildings and improvements	1,820,841	1,833,452
	2,171,688	2,170,747
Less accumulated depreciation	(212,958)	(195,048)
Net operating real estate	1,958,730	1,975,699
Construction in progress, including land ($460,132 and $279,554 related to VIEs as of March 31, 2014 and December 31, 2013, respectively)	539,349	479,214
Total real estate, net	2,498,079	2,454,913

Cash and cash equivalents	302,077	319,368
Intangibles, net	24,618	25,753
Other assets, net	98,543	98,567
Total assets	$2,923,317	$2,898,601

Liabilities and equity

Liabilities
Mortgages and notes payable ($55,088 and $32,168 related to VIEs as of March 31, 2014 and December 31, 2013, respectively)	$1,032,468	$1,029,111
Credit facility payable	10,000	10,000
Construction costs payable ($46,208 and $27,054 related to VIEs as of March 31, 2014 and December 31, 2013, respectively)	54,112	44,684
Accounts payable and other liabilities	24,150	30,972
Deferred revenues, primarily lease revenues, net	18,043	18,382
Distributions payable	5,090	5,023
Tenant security deposits	4,134	4,122
Total liabilities	1,147,997	1,142,294

Commitments and contingencies

Redeemable noncontrolling interests ($22,251 and $13,007 related to VIEs as of March 31, 2014 and December 31, 2013, respectively)	27,401	21,984

Equity
Preferred stock, $0.0001 par value per share; 124,999,000 shares authorized:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Non-participating, non-voting convertible stock, $0.0001 par value per share; 1,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 168,323,691 and 168,320,207 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	1,508,589	1,508,655
Cumulative distributions and net income (loss)	(237,690)	(230,554)
Total equity attributable to common stockholders	1,270,916	1,278,118
Non-redeemable noncontrolling interests	477,003	456,205
Total equity	1,747,919	1,734,323
Total liabilities and equity	$2,923,317	$2,898,601

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Rental revenues	$50,182	$45,744

Expenses
Property operating expenses	13,041	12,000
Real estate taxes	7,153	5,872
Asset management fees	1,880	1,794
General and administrative expenses	3,360	2,253
Acquisition expenses	(17)	—
Transition expenses	520	133
Investment and development expenses	248	—
Interest expense	5,331	6,408
Depreciation and amortization	22,977	20,699
Total expenses	54,493	49,159

Interest income	2,446	2,017
Loss on early extinguishment of debt	(230)	—
Equity in income of investments in unconsolidated real estate joint ventures	204	130
Other income	200	61
Loss from continuing operations before gain on sale of real estate	(1,691)	(1,207)
Gain on sale of real estate	16,167	—
Income (loss) from continuing operations	14,476	(1,207)

Discontinued operations:
Loss from discontinued operations	—	(124)
Gain on sale of real estate in discontinued operations	—	6,853
Income from discontinued operations	—	6,729

Net income	14,476	5,522

Net (income) loss attributable to noncontrolling interests:
Non-redeemable noncontrolling interests in continuing operations	(7,051)	1,233
Non-redeemable noncontrolling interests in discontinued operations	—	(2,311)
Net income available to the Company	7,425	4,444
Dividends to preferred stockholders	(2)	—
Net income attributable to common stockholders	$7,423	$4,444

Weighted average number of common shares outstanding - basic	168,714	168,084
Weighted average number of common shares outstanding - diluted	168,919	168,084

Basic and diluted earnings per common share:
Continuing operations	$0.04	$—
Discontinued operations	—	0.03
Basic and diluted earnings per common share	$0.04	$0.03

Amounts attributable to common stockholders:
Continuing operations	$7,423	$26
Discontinued operations	—	4,418
Net income attributable to common stockholders	$7,423	$4,444

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

									Cumulative Distributions and Net
	Preferred Stock		Convertible Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2013	—	$—	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	—	—	1,078	4,444	5,522
Sale of noncontrolling interest	—	—	—	—	—	—	—	(1,374)	—	(1,374)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	(62)	—	(62)
Distributions:
Common stock - regular	—	—	—	—	—	—	—	—	(14,507)	(14,507)
Noncontrolling interests	—	—	—	—	—	—	—	(12,430)	—	(12,430)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	813	—	7,678	—	—	7,678
Balance at March 31, 2013	—	$—	1	$—	168,355	$17	$1,531,324	$352,562	$(211,274)	$1,672,629

Balance at January 1, 2014	10	$—	—	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income	—	—	—	—	—	—	—	7,051	7,425	14,476
Redemptions of common stock	—	—	—	—	(794)	—	(7,000)	—	—	(7,000)
Sale of noncontrolling interests	—	—	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	—	—	19,453	—	19,453
Amortization of stock-based compensation	—	—	—	—	—	—	174	—	—	174
Distributions:
Common stock - regular	—	—	—	—	—	—	—	—	(14,561)	(14,561)
Noncontrolling interests	—	—	—	—	—	—	—	(20,714)	—	(20,714)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	798	—	7,602	—	—	7,602
Balance at March 31, 2014	10	$—	—	$—	168,324	$17	$1,508,589	$477,003	$(237,690)	$1,747,919

See Notes to Consolidated Financial Statements.

Behringer Harvard Multifamily REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$14,476	$5,522
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(16,167)	(6,853)
Loss on early extinguishment of debt	230	—
Equity in income of investments in unconsolidated real estate joint ventures	(204)	(130)
Distributions received from investment in unconsolidated real estate joint venture	—	101
Depreciation	21,371	21,689
Amortization of deferred financing costs and debt premium/discount	(126)	(308)
Amortization of intangibles	1,051	423
Amortization of deferred revenues, primarily lease revenues, net	(357)	(354)
Amortization of stock-based compensation	174	—
Other, net	34	305
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(7,527)	(2,186)
Other assets	(2,278)	2,257
Cash provided by operating activities	10,677	20,466

Cash flows from investing activities
Additions to real estate:
Additions to existing real estate	(1,232)	(1,270)
Construction in progress, including land	(77,572)	(56,812)
Proceeds from sale of real estate, net	33,134	33,263
Investments in unconsolidated real estate joint ventures	—	(1,609)
Acquisitions of noncontrolling interests	(3,898)	(525)
Advances on notes receivable	(3,608)	(11,072)
Escrow deposits	3,669	(942)
Other, net	(87)	(156)
Cash used in investing activities	(49,594)	(39,123)

Cash flows from financing activities
Mortgage proceeds	24,356	4,056
Mortgage principal payments	(1,132)	(23,873)
Contributions from noncontrolling interests	33,681	2,834
Distributions paid on common stock - regular	(6,963)	(6,804)
Distributions paid to noncontrolling interests	(20,638)	(12,378)
Redemptions of common stock	(7,000)	—
Other, net	(678)	(953)
Cash provided by (used in) financing activities	21,626	(37,118)

Net change in cash and cash equivalents	(17,291)	(55,775)
Cash and cash equivalents at beginning of period	319,368	450,644
Cash and cash equivalents at end of period	$302,077	$394,869

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

From our inception to July 31, 2013, we had no employees and were externally managed by Behringer Harvard Multifamily Advisors I, LLC (the “Advisor”) and were supported by related party service agreements with the Advisor and its affiliates (collectively “Behringer”). Through July 31, 2013, we exclusively relied on Behringer to provide certain services and personnel for management and day-to-day operations, including advisory services performed by the Advisor and property management services provided by Behringer Harvard Multifamily Management Services, LLC and its affiliates (“BHM Management” or the “Property Manager”).

Effective July 31, 2013, we entered into a series of agreements with Behringer in order to begin our transition to self-management (the “Self-Management Transition Agreements”). In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. See further discussion at Note 12, “Transition to Self-Management.”

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

As of March 31, 2014, we have equity and debt investments in 54 multifamily communities, of which 33 are stabilized operating properties, two are developments in lease up and 19 are in various stages of pre-development and construction. Of the 54 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 44 investments are held through Co-Investment Ventures, 43 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of March 31, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through Monogram Residential Master Partnership I LP (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of Behringer held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the

Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from Behringer for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the BHMP GP Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” In addition, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. For the three months ended March 31, 2014, we also sold a non-controlling interest in two additional Developer CO-JVs to PGGM for $13.2 million and sold a controlling interest in the Tupelo PGGM CO-JV to an unaffiliated third party.

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

	March 31, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	28	44% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	90% to 100%	4	90% to 100%
Total	44		45

(a)
Includes one unconsolidated investment as of March 31, 2014 and December 31, 2013. Also, as of March 31, 2014 and December 31, 2013, includes Developer Partners in 18 and 16 multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2014, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2014 and consolidated statements of operations, equity and cash flows for the periods ended March 31, 2014 and 2013 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2014 and December 31, 2013 and our consolidated results of operations and cash flows for the periods ended March 31, 2014 and 2013. Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or other entities (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 5, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  See Note 6, “Other Assets” for further information on our unconsolidated investment.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to March 31, 2014.

Developments

We capitalize project costs related to the development and construction of real estate (including interest, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect project costs not clearly related to development and construction are expensed as incurred.  Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

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

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase. We did not capitalize any interest expense related to investments in unconsolidated real estate joint ventures for the three months ended March 31, 2014 or 2013.

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

We did not record any impairment losses for the three months ended March 31, 2014 or 2013.

Assets Held for Sale and Discontinued Operations

Prior to January 1, 2014, when we had no involvement after the sale of a multifamily community, the multifamily community sold was reported as a discontinued operation.  Effective as of January 1, 2014, we have adopted the revised guidance regarding discontinued operations as further discussed in Note 3, “New Accounting Pronouncements.” For sales of real estate or assets classified as held for sale after January 1, 2014, we will evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of March 31, 2014 and December 31, 2013, cash and cash equivalents include $22.0 million and $25.6 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Transactions involving a partial sale or acquisition of a noncontrolling interest that does not result in a change of control are recorded at carrying value with no recognition of gain or loss.  Any differences between the cash received or paid (net of any direct expenses) and the change in noncontrolling interest is recorded as a direct charge to additional paid-in capital.  Transactions involving a partial sale or acquisition of a controlling interest resulting in a change in control are recorded at fair value with recognition of a gain or loss.

Other Assets

Other assets primarily include deferred financing costs, notes receivable, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the three months ended March 31, 2014 and 2013, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, information technology and facilities) and payments to Behringer in connection with the transition to self-management discussed further in Note 12, “Transition to Self-Management.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxable income associated with our TRS for the three months ended March 31, 2014 or 2013.

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2014 or December 31, 2013.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2014 and December 31, 2013, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Share-based Compensation

We have a stock-based incentive award plan for our employees and directors. Compensation expense associated with restricted stock units is recognized in general and administrative expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date, net of estimated forfeitures, and recognize the amortization of compensation expense over the requisite service period.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2014, the dilutive impact was less than $0.01 and during 2013 any common stock equivalents were anti-dilutive.

For all periods presented, the preferred stock and the convertible stock, with respect to periods each were outstanding, were excluded from the calculation of earnings per share because the effect would not be dilutive. However, based on changing market conditions, the outstanding preferred stock could be dilutive in future periods.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; earning recognition of note receivable interest income, noncontrolling interests and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; share-based compensation measurements; and recognition and timing of transition expenses.  Actual results could differ from those estimates.

3.                                      New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for the reporting of discontinued operations and disposals of components of an entity. The guidance revised the definition of a discontinued operation to include those disposals that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. We have adopted this guidance as of January 1, 2014. As a result of this adoption, the results of operations and gains on sales of real estate from January 1, 2014 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2014 which have been reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2014 and December 31, 2013, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2014			December 31, 2013
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,820.8	$41.0	$25.6	$1,833.4	$41.9	$25.6
Less: accumulated depreciation and amortization	(212.9)	(38.4)	(3.6)	(195.0)	(39.1)	(2.6)
Net	$1,607.9	$2.6	$22.0	$1,638.4	$2.8	$23.0

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $21.4 million and $19.8 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of March 31, 2014 and December 31, 2013 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the GP Master Interest on July 31, 2013, and $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended March 31, 2014 and 2013 was approximately $1.1 million and $0.4 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
April through December 2014	$3.1
2015	2.8
2016	1.4
2017	1.4
2018	0.5

Developments

For the three months ended March 31, 2014 and 2013, we capitalized the following amounts of interest and real estate taxes related to our developments (in millions):

	For the Three Months Ended March 31,
	2014	2013
Interest	$4.1	$1.7
Real estate taxes	1.5	0.6

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the three months ended March 31, 2014 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
February 2014	Tupelo Alley	$52.9	$33.1	$16.2

The following table presents net income related to the Tupelo Alley multifamily community sold in 2014 for the three months ended March 31, 2014 and 2013. Net income for the three months ended March 31, 2014 includes the gain on sale of real estate (in millions):

	For the Three Months Ended March 31,
	2014	2013
Net income (loss) from multifamily community sold in 2014	$15.8	$(0.1)
Less: net income attributable to noncontrolling interest	(7.2)	—
Net income (loss) attributable to common stockholders	$8.6	$(0.1)

Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we have adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the three months ended March 31, 2014. The following table presents our sale of real estate for the three months ended March 31, 2013 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	$37.3	$33.3	$6.9

During 2013, the following multifamily communities were sold and classified as discontinued operations: Johns Creek in March 2013; Cyan/PDX in May 2013; Halstead in June 2013; and Grand Reserve Orange in September 2013. The table below includes the major classes of line items constituting net loss from discontinued operations, gains on sale of real estate, and depreciation and amortization and capital expenditures for the three months ended March 31, 2013 for these communities (in millions):

For the Three Months Ended March 31, 2013
Rental revenue	$4.3

Expenses
Property operating expenses	1.3
Real estate taxes	0.5
Interest expense	0.7
Depreciation and amortization	1.9
Total expenses	4.4

Loss from discontinued operations	(0.1)
Income attributable to noncontrolling interests	(2.3)
Loss from discontinued operations attributable to common stockholders	$(2.4)

Gain on sale of real estate	$6.9

Capital expenditures	$0.1

Changes in operating and investing noncash items related to discontinued operations were not significant for the three months ended March 31, 2013.

5.                                      Variable Interest Entities

As of March 31, 2014 and December 31, 2013, we have concluded that we are the primary beneficiary of 13 and 10 VIEs, respectively.  All of these VIEs are the property entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 through 2014, all of which were related to capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Five VIEs, all of which are actively developing multifamily communities, have closed aggregate construction financing of $136.5 million as of March 31, 2014, which will be drawn on during the construction of the developments. As of March 31, 2014, $55.1 million has been drawn under the construction loans. We have provided partial payment guarantees for three of the construction loans with a total commitment of $83.3 million, of which $22.7 million is outstanding as of March 31, 2014. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each development. See Note 8, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $515.4 million and $288.0 million as of March 31, 2014 and December 31, 2013, respectively, $460.1 million and $279.6 million of which is reflected in construction in progress.

6.                                      Other Assets

The components of other assets are as follows (in millions):

	March 31, 2014	December 31, 2013
Notes receivable, net (a)	$56.5	$52.8
Escrows and restricted cash	8.4	12.4
Deferred financing costs, net	11.8	12.1
Resident, tenant and other receivables (b)	8.8	8.3
Prepaid assets, deposits and other assets	7.1	7.3
Investment in unconsolidated real estate joint venture	5.7	5.5
Interest rate caps	0.2	0.2
Total other assets	$98.5	$98.6

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of March 31, 2014, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 1.8 years.

(b)	Includes a receivable from the Advisor of $1.8 million as of December 31, 2013. The balance was repaid in February 2014.

As of March 31, 2014 and December 31, 2013, we have a $5.7 million and $5.5 million, respectively, investment in an unconsolidated joint venture, the Custer PGGM CO-JV, in which our effective ownership is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer PGGM CO-JV is a mezzanine loan collateralized by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of March 31, 2014 has been fully funded, has an interest rate of 14.5% and matures in 2015.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  These interest rate cap agreements have not been designated as hedges. The following table provides a summary of our interest rate caps as of March 31, 2014 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.2

7.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of March 31, 2014 are as follows (in millions):

Future Minimum
Year	Lease Receipts
April through December 2014	$2.7
2015	3.6
2016	3.5
2017	3.5
2018	3.3
Thereafter	29.0
Total	$45.6

8.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of March 31, 2014 and December 31, 2013 (amounts in millions and monthly LIBOR at March 31, 2014 is 0.15%):

			As of March 31, 2014
	March 31,	December 31,	Wtd. Average
	2014	2013	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$87.3	$87.3	3.95%	2018 to 2020
Variable rate mortgage payable	24.0	24.0	Monthly LIBOR + 2.45%	2014
Variable rate construction loans payable (b)	22.7	12.2	Monthly LIBOR + 2.15%	2017 to 2018
Total Company Level	134.0	123.5
Co-Investment Venture Level - Consolidated (c)
Fixed rate mortgages payable	832.0	852.3	3.73%	2015 to 2020
Variable rate mortgage payable	12.1	12.2	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)	33.6	24.6	4.16%	2016 to 2018
Variable rate construction loan payable (e)	14.6	9.8	Monthly LIBOR + 2.25%	2016
	892.3	898.9
Plus: unamortized adjustments from business combinations	6.2	6.7
Total Co-Investment Venture Level - Consolidated	898.5	905.6
Total consolidated mortgages and notes payable	$1,032.5	$1,029.1

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes Co-Investment debt where the Company has provided guarantees for the repayment of the debt.

(b)	Includes three loans with total commitments of $83.3 million. These loans include one to two year extension options.

(c)    Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023.

(e)	Includes one loan with a total commitment of $21.9 million. This loan includes two one year extension options.

As of March 31, 2014, $1.9 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of March 31, 2014.

As of March 31, 2014, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
April through December 2014	$24.0	$4.4	$28.4
2015	0.2	83.6	83.8
2016	0.6	168.1	168.7
2017	19.5	200.7	220.2
2018	34.7	142.2	176.9
Thereafter	55.0	293.3	348.3
Total	$134.0	$892.3	1,026.3
Add: unamortized adjustments from business combinations			6.2
Total mortgages and notes payable			$1,032.5

9.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of March 31, 2014, the applicable margin was 2.08% and the base rate was 0.16% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of March 31, 2014, $169.5 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of March 31, 2014, available but undrawn amounts under the credit facility are approximately $138.1 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2014.

10.                               Noncontrolling Interests

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

As of March 31, 2014 and December 31, 2013, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (in millions):

	March 31, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$301.8	26% to 45%	$293.5	26% to 45%
MW Co-Investment Partner	154.8	45%	157.8	45%
Developer Partners	18.5	0% to 6%	3.5	0% to 6%
Subsidiary preferred units	1.9	N/A	1.4	N/A
Total non-redeemable NCI	$477.0		$456.2

(a)        Effective noncontrolling percentage is based upon the noncontrolling interest’s share of contributed capital. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, PGGM CO-JV’s pro rata interest is subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale. For PGGM CO-JVs we have rights in limited circumstances generally related to a listing of our shares or a merger to acquire the PGGM Co-Investment Partner’s interest at the greater of fair value or an amount that would provide the PGGM Co-Investment Partner certain minimum returns on its invested equity.

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

For the three months ended March 31, 2014, we paid distributions to noncontrolling interests of $20.6 million, of which $5.7 million was related to operating activity.  For the three months ended March 31, 2013, we paid distributions to noncontrolling interests of $12.4 million, of which $6.8 million was related to operating activity.

On February 28, 2014, we sold approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

Redeemable Noncontrolling Interests

As of March 31, 2014 and December 31, 2013, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	March 31, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$27.4	0% to 20%	$22.0	0% to 20%

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

Developer CO-JVs included in redeemable noncontrolling interests represent ownership interests by regional or national multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs. They also generally have put options, usually exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price and options to require a sale of the development generally after the seventh year after completion of the development at the then current fair value.  These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  All of these Developer Partners also have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

11.                               Stockholders’ Equity

Capitalization

As of March 31, 2014 and December 31, 2013, we had 168.3 million shares of common stock outstanding, respectively, including 6,000 shares of restricted stock issued to our independent directors for no cash, and 24,969 shares issued to Behringer for cash of approximately $0.2 million. For the three months ended March 31, 2014 and 2013, all of these shares of restricted stock have been included in the basic and dilutive earnings per share calculation.

Prior to July 31, 2013, we had 1,000 shares of convertible stock owned by Behringer, issued for cash of $1,000.  In connection with our transition to self-management, Behringer surrendered all the 1,000 shares of convertible stock on July 31, 2013, which we immediately canceled.

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

We are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors. Since March 1, 2013, the DRIP offering price has been $9.53 per share, based on approximately 95% of our estimated per share value which was last established as of March 1, 2013.  For the three months ended March 31, 2014 and 2013, the DRIP offering price averaged $9.53 and $9.45, respectively. As of March 31, 2014, we have sold approximately 16.8 million shares under our DRIP for gross proceeds of approximately $159.7 million.  There are approximately 83.2 million shares remaining to be sold under the DRIP as of March 31, 2014.

Stock Plans

The Behringer Harvard Multifamily REIT I, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan. As of December 31, 2013, no equity awards under the Incentive Award Plan had been issued except for 6,000 shares of restricted stock granted to our independent directors.

On January 13, 2014, our independent directors and certain executive employees were granted 239,220 restricted stock units. These restricted stock units generally vest over a three year period. Compensation cost is measured at the grant date based on the estimated fair value of the award ($10.03 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates.

For the three months ended March 31, 2014, we had approximately $0.2 million in compensation costs related to share-based payments including dividend equivalent payments. For the three months ended March 31, 2013, we had no compensation cost related to share-based payments.

Distributions

Distributions, including those paid by issuing shares under the DRIP for the three months ended March 31, 2014 and 2013 were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2014		2013
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
First Quarter Distributions
Regular distributions	$14.6	$14.6	$14.5	$14.5
Total	$14.6	$14.6	$14.5	$14.5

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

We calculate annualized rates as if the shares were outstanding for a full year based on a $10 per share purchase price.

Our board of directors has authorized distributions at a daily amount of $0.000958904 per share of common stock, an annualized rate of 3.5% through June 30, 2014.

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

In March 2014, we redeemed approximately 794,188 common shares at an average price of $8.81 per share for $7.0 million. We fulfilled all Exceptional Redemption requests properly submitted in accordance with the terms of the SRP. As of March 31, 2014, there were unfulfilled Ordinary Redemption requests of approximately 2.4 million common shares, for approximately $20.3 million.

12.                               Transition to Self-Management

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer, setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. We collectively refer to these agreements as the “Self-Management Transition Agreements.” With the entry into these transactions and the progression to self-management, over time, the Company expects to incur higher direct costs related to compensation and other administration and less reliance on and cost related to Behringer management agreements.

In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring other employees. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014, and where we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. We also expect to hire other employees as we complete our transition to self-management. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

As discussed in Note 11, “Stockholders’ Equity,” we issued 10,000 shares of Series A Preferred Stock to Behringer at the Initial Closing. As part of the consideration for issuing the Series A Preferred Stock, Behringer surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

At the Initial Closing, we acquired from Behringer the GP Master Interest in the PGGM Co-Investment Partner for a purchase price of $23.1 million. This acquisition entitles us to a 1% ownership interest and a promoted interest in the cash flows of the Master Partnership and the advisory and incentive fees specified in the PGGM Co-Investment Partner agreements that Behringer would have otherwise been entitled to receive.

At the Initial Closing, we also paid Behringer $2.5 million as reimbursement for its costs and expenses related to the negotiation of the Self-Management Transition Agreements. These expenses are in addition to the expenses that we have incurred on our own behalf for legal and financial advisors in connection with this transaction, which are described below.

Commencing at the Initial Closing and lasting through the six month anniversary of the Self-Management Closing, Behringer will be entitled to additional fees with respect to any new investment arrangements between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. We will not be obligated to pay any fees with respect to a New Platform unless and until the Self-Management Closing occurs. For the three months ended March 31, 2014, no New Platform fees were incurred.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. For the three months ended March 31, 2014, $2.5 million of acquisition fees was repaid to us.

During the period from the Initial Closing through September 30, 2014, Behringer will provide general transition services in support of our transition to self-management. For these services we will pay Behringer (a) the sum of approximately $0.4 million per month during the period beginning on the Initial Closing and ending on September 30, 2014 and (b) an amount equal to $1.25 million at the Self-Management Closing. For the three months ended March 31, 2014, $1.3 million was incurred and paid.

Upon the Self-Management Closing, we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. From now through the Self-Management Closing, Behringer will continue to be paid fees and reimbursements under the terms of amended advisory and property management agreements that include a reduction of certain fees and expenses paid to Behringer under the prior agreements, which are described in Note 15, “Related Party Arrangements.” Regarding asset management fees and property management expense reimbursements, we will receive a monthly reduction of approximately $150,000 and $50,000, respectively, from the amount that otherwise would have been payable, through June 30, 2014.

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

The components of our transition expenses are as follows (in millions):

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Special Committee and Company legal and financial advisors	$0.2	$0.1
General transition services:
Behringer	0.2	—
Other service providers	0.1	—
Total transition expenses	$0.5	$0.1

As of March 31, 2014, $4.6 million of the transition costs was an accrued liability to Behringer.

13.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2014, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2014 and December 31, 2013, we have approximately $17.3 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of March 31, 2014, we have entered into construction and development contracts with $574.8 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which we expect to commence in May 2014 and which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
April 2014 through December 2014	$0.2
2015	0.6
2016	0.6
2017	0.8
2018	0.8
Thereafter	4.6
Total	$7.6

See Note 12, “Transition to Self-Management” for discussion of commitments of the Company regarding its transition to self-management.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of March 31, 2014 and December 31, 2013, we have $0.2 million of interest rate caps that are carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 6, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Gain (Loss) for the Three Months Ended March 31
Assets
Interest rate caps	Other assets
As of March 31, 2014		$—	$0.2	$—	$0.2	$—
As of December 31, 2013		$—	$0.2	$—	$0.2	$—

Nonrecurring Basis — Fair Value Adjustments

For the three months ended March 31, 2014 and 2013, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of March 31, 2014 and December 31, 2013 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of March 31, 2014 and December 31, 2013 are as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,032.5	$1,032.9	$1,029.1	$1,015.4

15.                               Related Party Arrangements

From our inception to July 31, 2013, we had no employees, were externally managed by Behringer and were supported by related party service agreements, as further described below.  Through July 31, 2013, we exclusively relied on Behringer to provide certain services and personnel for management and day-to-day operations, including advisory services and property management services provided or performed by Behringer.

Effective July 31, 2013, we entered into a series of agreements with Behringer in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of Behringer. See further discussion of the transaction and amounts paid to Behringer in relation to the transition at Note 12, “Transition to Self-Management.”

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

The Advisor continues to provide us with day-to-day management services pursuant to our advisory management agreement (the “Advisory Management Agreement”), as it has been amended and restated. Our board of directors has a duty to evaluate the performance of our Advisor annually before the parties can agree to renew the agreement. The Advisory Management Agreement will currently expire on June 30, 2014, unless extended or renewed. Below we describe the principal fee and expense reimbursement terms of the Advisory Management Agreement.

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

Additionally, the Advisor receives a non-accountable acquisition expense reimbursement in the amount of 0.25%, based on our stated or back-end ownership percentage, of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the Advisor, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services are acquisition expenses for which we reimburse the Advisor. In addition, acquisition expenses for which we reimburse the Advisor include any payments made to (1) a prospective seller of an asset, (2) an agent of a prospective seller of an asset, or (3) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor is also responsible for paying all of the investment-related expenses that we or our Advisor incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

For the three months ended March 31, 2014 and 2013, the Advisor earned acquisition and advisory fees, including the acquisition expense reimbursement and net of credits provided to us per the Self-Management Transition Agreements, of approximately $1.8 million and $3.4 million, respectively. We capitalized all of the fees to our development projects as construction in progress for the three months ended March 31, 2014 and 2013. As of March 31, 2014, acquisition and advisory fees related to all of our developments were subject to final reconciliation to actual amounts as described above.

Prior to July 31, 2013, the Advisor received debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Subsequent to July 31, 2013, the Advisor will continue to receive debt financing fees based on our pro rata share of the debt at a rate of 1% on debt financings identified as of the Initial Closing and other debt financings will incur fees at a rate of 0.9%. For any debt financing other than financing related to our CO-JVs, the Advisor may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three months ended March 31, 2014 and 2013, our Advisor has earned debt financing fees of approximately $0.2 million and $0.3 million, respectively.

The Advisor receives a monthly asset management fee for each real estate related asset held by us.  The monthly asset management fee, based on our pro rata share, is equal to 1/12th of 0.50% of the sum of the higher of the cost of investment or the value of the investment for each and every asset. Prior to July 1, 2013, the Advisor, although under no contractual obligation to do so, waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Beginning August 1, 2013, we receive a monthly reduction of $150,000 per month from the amount that otherwise would have been paid in asset management fees in recognition of the transfer of the executives to the Company and the associated reduction in the duties of the Advisor. For the three months ended March 31, 2014 and 2013, our Advisor earned asset management fees of approximately $1.9 million and $1.8 million, respectively.

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

Property management fees are equal to 3.75% of gross revenues for each community, based on our pro rata ownership of each community.  In the event that we contract directly with a non-affiliated third party property manager in respect to a property, we pay BHM Management or its affiliates an oversight fee equal to 0.5% of gross rental revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BHM Management or its affiliates with respect to a particular property. We reimburse certain costs and expenses incurred by BHM Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHM Management and other out-of-pocket expenses that are directly related to the management of specific properties. Since August 1, 2013, we receive a monthly reduction of $50,000 per month in property management expense reimbursements.

For the three months ended March 31, 2014 and 2013, BHM Management or its affiliates earned property management fees, including reimbursements to BHM Management, of $5.5 million and $5.7 million, respectively.

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

For the three months ended March 31, 2014 and 2013, the Advisor was reimbursed approximately $0.4 million for each respective period. As of March 31, 2014 and December 31, 2013, our payables to the Advisor and its affiliates were $1.5 million and $1.9 million, respectively.

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $4.1 million and $1.7 million in 2014 and 2013, respectively	$6.8	$8.8
Non-cash investing and financing activities:
Transfer of real estate from construction in progress to operating real estate	$39.4	$—
Stock issued pursuant to our DRIP	$7.6	$7.7
Distributions payable - regular	$5.0	$5.0
Construction costs and other related payables	$50.8	$22.1

17.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

Distributions Paid

On April 1, 2014, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of March 2014.

On May 1, 2014, we paid total distributions of approximately $4.9 million, of which $2.3 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of April 2014.

Acquisition of Development

On April 24, 2014, we acquired land for a purchase price of $33.7 million, excluding closing costs, in Huntington Beach, California for a future development of a 510 unit multifamily community. This development is held through a PGGM CO-JV with a Developer Partner.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014, and the factors described below:

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

•
our level of co-investments and the terms and limitations imposed on us by co-investment agreements, including the availability of and timing related to cash flow from operations and our realization of our investments;

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

Cautionary Note

The agreements filed as exhibits to this Quarterly Report on Form 10-Q have been included to provide stockholders with information regarding their terms.  They are not intended to provide via their terms any other factual information about us.  The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.  Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

Overview

General

We were incorporated on August 4, 2006 as a Maryland corporation and operate as a real estate investment trust (“REIT”) for federal income tax purposes. We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. We began making investments in multifamily communities in April 2007.  As of March 31, 2014, all but one of our investments have been made in multifamily communities located in the top 50 metropolitan statistical areas located in the United States (“MSAs”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”

We have investments in 54 multifamily communities as of March 31, 2014.  Of the 54 multifamily communities, we wholly own seven multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 10 wholly owned investments. The remaining 44 multifamily communities are held through Co-Investment Ventures, all reported as consolidated but one, which is reported on the equity method of accounting.  The one unconsolidated multifamily community holds a debt investment. We have funded these investments and intend to fund future investments with a combination of sources, including available cash, dispositions, mortgage debt and unsecured or secured debt facilities.  As discussed below, we have and will continue to utilize available Co-Investment Ventures when it is favorable for us.

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

Investments in multifamily communities have benefited from changing demographic, housing and supply trends. These demographic trends include the echo-boomer generation coming of age and entering the rental market, growth in non-

traditional households, and increased immigration, all groups that have high proportions of renters. Demand for multifamily communities is also affected by tighter standards for single family financing where changes in underwriting have affected the cost, availability and affordability of single family homes.  Consequently, single family home ownership has declined from peaks in the last decade.  Furthermore, supply of new multifamily communities had been limited coming out of the last recession. Accordingly, the multifamily sector has experienced increased rental rates and occupancy, particularly in the last two years, which have been greater than historical averages.  While we believe these trends will still be relatively favorable for multifamily demand in the foreseeable future as the key demographic population increases and single family housing options continue to be more restrictive, we also believe the near term absorption of supply in certain markets could affect future rental rate growth rates. Because the period required to develop new multifamily communities is 18 to 36 months and because local economic growth is generally expected to support the new supply, we believe the effect on our multifamily communities will be incremental over time, resulting in growth rates moving closer to historical averages, and less likely to result in declines.  However, the timing and magnitude of these trends are affected by many factors some of which will vary by each local market.

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

Transition to Self-Management

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 6, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, on July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer Harvard Multifamily Advisors I, LLC, our external advisor (the “Advisor”) and its affiliates (collectively “Behringer”) beginning the process of becoming self-managed. We collectively refer to these agreements as the “Self-Management Transition Agreements.” Effective July 31, 2013, we and Behringer entered into a Master Modification Agreement (the “Modification Agreement”), which set forth various terms of and conditions to the modification of the business relationships between us and Behringer. In connection with our transition to self-management, on August 1, 2013, we hired five executives who were previously employees of Behringer and began hiring other employees. The completion of the remainder of the self-management transactions will occur at a second closing (the “Self-Management Closing”), which is expected to occur on June 30, 2014, and where we anticipate hiring additional corporate and property management employees who are currently employees of Behringer. As of March 31, 2014, we have hired two additional employees and intend to hire other employees both before and after June 30, 2014 in our transition to self-management. The obligations of the parties to consummate the self-management transactions are subject to certain limited conditions.

For more information regarding these arrangements, please refer to exhibits filed with our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, and our Current Report on Form 8-K filed with the SEC on August 6, 2013, each available at www.sec.gov or the website maintained for us at www.behringerinvestments.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in our Initial Public Offering on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  As a result, we are offering a maximum of 100 million total shares pursuant to our DRIP at a DRIP offering price set by our board of directors, which as of March 1, 2013 is $9.53 per share, based on approximately 95% of our estimated per share value as of March 1, 2013.  Prior to March 1, 2013, the DRIP offering price was $9.45 per share, based on approximately 95% of our previous estimated per share value.  For the three months ended March 31, 2014 and 2013, the DRIP offering price averaged $9.53 and $9.45, respectively.  As of March 31, 2014, we have sold approximately 16.8 million shares under our DRIP for gross proceeds of approximately $159.7 million.  There are approximately 83.2 million shares remaining to be sold under the DRIP as of March 31, 2014.

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

Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share) for the period from April 1, 2012 through June 30, 2014.  See further discussion under “Distribution Activity” below.

Co-Investment Ventures

As of March 31, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include third-party national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.”

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

	March 31, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	28	44% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	90% to 100%	4	90% to 100%
	44		45

(a)
Includes one unconsolidated investment as of March 31, 2014 and December 31, 2013. Also, as of March 31, 2014 and December 31, 2013, includes Developer Partners in 18 and 16 multifamily communities, respectively.

Structure of Co-Investment Ventures

We are the general partner and/or managing member of each of the separate Co-Investment Ventures. With respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements may require the investments to be sold by selling the interests in the subsidiary REIT rather than as property sales.

PGGM invests with us in PGGM CO-JVs through the Master Partnership, a joint venture with Stichting Depositary PGGM Private Real Estate Fund. Capital contributions are made pro rata in accordance with the partner’s respective ownership interest in the PGGM CO-JV. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership. As the general partner of the Master Partnership, we are entitled to a promoted interest if PGGM’s investments exceed certain performance returns. We also receive fees related to asset management, and for certain financing and disposition transactions. As of March 31, 2014, PGGM has unfunded commitments of approximately $48.7 million related to PGGM CO-JVs in which they have already invested of which our share is approximately $65.2 million. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $72.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $72.5 million, our share would be approximately $88.3 million assuming a standard 45% ownership of each investment by PGGM. The Master Partnership intends to make new co-investments in traditional “Class A” multifamily residential properties, such as garden apartments, mid-rise apartments or high-rise apartment complexes, that either are to be developed or are in the process of being developed, or for which development has been completed and a certificate of occupancy has been issued not more than ten years prior to the PGGM CO-JV’s acquisition of an interest in such co-investment. Subject to certain limitations, prior to making, or permitting any of our affiliates or entities formed or advised by us to make, an investment that fits within these parameters, we must first offer the PGGM an opportunity to co-invest until PGGM’s maximum potential capital commitment is reached.

As of March 31, 2014, the MW Co-Investment Partner has invested in 14 joint ventures with us. We do not currently have an arrangement with the MW Co-Investment Partner for additional investments with us. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership interest.

Distributions of net cash flow from the PGGM CO-JVs and MW CO-JVs are distributed to the members no less than quarterly in accordance with the members’ ownership interests.  PGGM CO-JV and MW CO-JV capital contributions and distributions are made pro rata in accordance with ownership interests.

With respect to Developer CO-JVs, during the development stage of the multifamily investment, the Developer Partners generally provide development and construction services, including guarantees over certain development costs and development completion requirements. As the general partner or managing member of each Developer CO-JV, we set operating budgets, select property management, place financing and approve disposition of the multifamily communities, among other governance controls. The Developer Partners, who are typically providing development and general contractor services through affiliated entities, have very limited approval rights, generally related to protective rights concerning admittance or transfer of owners, changes in the business purpose of the Co-Investment Venture and bankruptcy.  Generally, these developers have initial capital requirements until certain milestones are achieved, at which point their initial capital contributions will be returned to them.  These Developer Partners have a back-end interest, generally only attributable to distributions related to a property sale or financing, and accordingly, we would expect to receive substantially all net cash flow prior to such events.  The Developer Partners, generally, also have put options, one year after completion of the development, pursuant to which we would be required to acquire their back-end interest at a set price as well as options to require a sale of the development after the seventh year after completion of the development at the then current fair value. These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  We generally provide substantially all of the equity capital, and accordingly, these Developer CO-JVs are not a significant source of equity capital for us.

In a number of instances, rather than make an investment in a Developer CO-JV on our own, we may make such an investment with PGGM through a PGGM CO-JV. The PGGM CO-JV is then the direct beneficiary and obligor for the Developer CO-JV, where we and PGGM participate through our respective ownership interests. As the general partner of the

Master Partnership and each PGGM CO-JV, we continue to exercise our control rights, subject to the provisions of the Master Partnership as discussed above. Accordingly, for simplicity, we continue to refer to such investments as PGGM CO-JVs. As of March 31, 2014, we and PGGM are partners in 18 such development projects through PGGM CO-JVs that have, in turn, partnered with Developer Partners. Of these 18 projects, as of March 31, 2014, five are operating properties, two are in lease up and 11 are in development.

Certain PGGM CO-JVs have made and may make equity and/or debt investments in property entities (“Property Entities”) with third-party developers/owners. These Property Entities own multifamily operating communities or development communities. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the PGGM CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken. These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The PGGM CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital. The third party equity owners in Property Entities generally have buy/sell rights with respect to the ownership interest in the Property Entities.

Co-Investment Venture Partners

PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor as of April 2014, PGGM’s sponsor managed approximately 159 billion euro (approximately $218 billion, based on exchange rates as of March 31, 2014) in pension assets for over 2.5 million people.

The MW Co-Investment Partner is a partnership between Heitman Capital Management LLC (“Heitman”) and NPS.  NPS is the 99.9% limited partner and Heitman is indirectly the 0.1% general partner of the MW Co-Investment Partner. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of January 2014, the NPS fund estimated its total value at 426 trillion won (approximately $400 billion, based on exchange rates as of March 31, 2014), and counted over 3.3 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Partner does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.

For our Developer CO-JVs, the Developer Partners are third party national or regional domestic developers.

As of March 31, 2014, we believe all of our Co-Investment Venture partners and Developer Partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Market Outlook

For the first two of months of 2014, the economy suffered from the effects of an unseasonably harsh winter, as people stayed indoors and businesses and consumers delayed expenditures. Exports, home sales, auto sales and sales of other big ticket items were also down. As a result, the increase in the gross domestic product (“GDP”) was only 0.1% for the quarter, compared to a growth of 2.6% in the fourth quarter of 2013, and was well below the average for the last three years. However, as the weather improved, the economy picked up. Employment improved, adding 192,000 nonfarm employment in March 2014 and 298,000 in April 2014. While this reduced April unemployment to 6.3%, the employment participation rate fell to a 30-year low. As of March 2014, consumer confidence is now at the highest level since the beginning of the 2008 recession and there continues to be favorable trends in consumer spending and manufacturing production. The post-recession expansion is now approaching the end of its sixth year. Given the sluggish recovery in the labor markets and housing sector, as well the lack of inflation signs, many analysts are projecting a relatively stable economy for the near term. The economy should also begin to benefit from the bottoming out of federal and state spending and hiring, as tax revenue increases should allow for increased government activity. In this environment, pent up demand should slowly add to the job markets, production and spending but still not enough to spur the U.S. Federal Reserve to dramatically change its stimulus program.

While the U.S. economy maintains a modest recovery, the multifamily sector continues to generate growth in rental rates while holding good occupancy levels. This is a function of positive demand, supply and local economic fundamentals. While we believe these factors will continue to be favorable factors through 2014 or perhaps longer, there are signs that performance may be moving closer to historical averages.

From a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while many other age segments have experienced employment declines or stagnation, the 20 to 34 year old segment’s aggregate employment has increased. Their improving economic status is leading to new household formation as this group moves out from their parent’s home or other shared living arrangements. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to increasing rental demand.  Also affecting home ownership is a national trend toward delayed marriage. Since 1990, the average age for first time marriages has increased by over 2 years. Given that first time home ownership often follows marriage, this delay is also delaying home ownership. As a result, single family home ownership, which peaked at 69.2% in late 2004, has now reduced to approximately 64.8% as of March 31, 2014.  Historical home ownership figures from pre-1995 hovered around 64%, which is where many analysts predict ownership will eventually settle. Analysts expect that single family housing will become more competitive in certain areas, particularly where the cost of home ownership is less than comparable rentals, but we believe the overall positive effects of such an important component of the economy will still be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from 2008, supply trends are increasing. Preliminary data for the first quarter of 2014 indicated that multifamily permitting, the early indicator of potential new supply, has surpassed the 25-year average by 15%. Although the growth rate in permits was still up over 10% from the same period in the prior year, the first quarter growth rate is less than 2013 averages and the rate of increase seems to be plateauing. We do believe that the new supply will affect certain markets and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population and job growth and absolute inventory level of units will allow certain markets to better absorb certain levels of supply. Accordingly, for most major markets, absorption and demand seem to be reasonably in balance. However, capital continues to flow into multifamily and accordingly, supply levels will be a key factor in future multifamily fundamentals. The Washington, D.C. region is an area in particular where new investment and new supply may be outpacing current absorption.
In evaluating all of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace particularly in markets with favorable job and income growth, where the demand fundamentals can absorb the supply. However, some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need continued improvements in employment, disposable consumer income and household formation to maintain rental growth.

For the Company, our emphasis on coastal and higher employment growth markets has resulted in our investments performing somewhat better than the national averages.  While national employment gains were sluggish, in our geographic markets, job growth for the most part was greater than the national average or was positive as compared to the prior year.  Below is a chart showing for each of our defined geographic regions with operating properties the annual percent changes in population, employment and supply trends for the first quarter of 2014. (See “Property Portfolio” below for definitions of our regions).

Geographic Region	Population	Employment	Supply of New Units
Florida	0.4%	0.7%	0.5%
Georgia	0.3%	0.2%	0.1%
Mid-Atlantic	0.4%	—%	0.3%
Mid-West	0.1%	(0.6)%	—%
Mountain	0.4%	0.5%	0.6%
New England	0.2%	0.4%	0.3%
Northern California	0.2%	0.6%	0.3%
Southern California	0.2%	0.4%	0.1%
Texas	0.5%	0.7%	0.3%
Portfolio Average	0.4%	0.4%	0.3%
United States Average	0.2%	0.3%	0.3%

As the chart shows, our regions generally have a balance between population or employment trends as compared to the increase in supply, where there is a general correlation of higher supply in regions with higher population and employment. While the Mid-West, which for us is the Chicago MSA, had disappointing employment for the quarter, likely due to the winter conditions, supply is also below the national average. An area that we are monitoring is our Mid-Atlantic region, which is primarily comprised of the Washington, D.C. MSA. We believe there will likely be short term pressure on rental rates and occupancy in the Mid-Atlantic Region, where beginning in the first quarter of 2014 we are reporting a small decline in rental rates; however, we believe the region’s economic drivers will restore fundamentals over the long term. Overall our portfolio had population and employment growth in excess of the U. S. averages, while reporting supply generally consistent with the U.S. average.

These positive local economic factors for our markets have been favorable contributors to our revenue growth.  The Company has equity interests in 30 communities that were stabilized and held for the comparable periods in 2014 and 2013.  These 30 communities produced year over year total revenue increases of approximately 4%.  Since March 31, 2013, we have increased our residential monthly rent per unit for these 30 stabilized communities by 3%, where the national average was approximately 3.1%.  We have been able to achieve these results, while still maintaining our occupancy for these 30 communities at 95% which is also the national average as of March 31, 2014.

Financing has also been a favorable factor for the multifamily sector. As of the end of March 2014, five and ten year treasury rates, key benchmarks for multifamily financings, are approximately 1.7% and 2.7%, respectively. While these are up about 1% and 2%, respectively, from their recession lows, they are still over 1% below the average over the last 10 years. In addition to favorable general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector.  The Company has taken advantage of these financing opportunities in the last year. During 2014, we closed one floating rate construction loan at a margin over 30-day LIBOR of 1.95%. During 2013, we closed three loans with a weighted average fixed interest rate of 3.6%. Additionally, we also closed two fixed rate construction loans with a weighted average interest rate of 4.1% and three floating rate construction loans at an average margin over 30-day LIBOR of 2.2%. As of both March 31, 2014 and December 31, 2013, our weighted average fixed interest rate was 3.8%.
Although the current outlook on these financing trends appears relatively stable, there are risks.  Potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth. Any of these domestic issues or the resurfacing of global issues, including consequences of the recent events in Ukraine, could slow domestic growth, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, the U.S. Congress is beginning to hold hearings on legislation to revamp the nation’s housing-financing, possibly by eliminating or restructuring the GSE’s. While we believe our lower leverage and high quality communities would somewhat insulate us from many of these effects, the legislation has the potential to reduce the amount of debt capital available for the multifamily sector which could potentially lead to higher borrowing costs for the entire sector.

In the event of changing financial market conditions, we believe the Company is reasonably positioned to execute our strategy.  As of March 31, 2014, we held cash and cash equivalents of approximately $302.1 million and had borrowing capacity from our line of credit of $138.1 million. Our cash position is over 28% of our total debt balance and greater than all of our variable rate debt. Should there be an increase in interest rates, approximately 92% of our share of debt is at fixed rates with average maturities of 4.0 years. In addition, the Company owns $162.7 million of LIBOR based interest rate caps providing protection for the notional amount for LIBOR Rates in excess of 2.0% to 4.0% for approximately two more years.  We believe these factors will give us flexibility to manage our interest rate exposure should interest rates in general increase, and our liquidity position may be a competitive advantage over other multifamily companies who are not so positioned.  However, with the volatility and uncertainty noted above, there is no assurance that our liquidity position would maintain our competitive position in all circumstances or that our liquidity would still be available or sufficient at such future time.  If interest rates significantly increase and remain higher for prolonged periods, we would expect to incur higher interest expenses on new or refinanced debt. Because the amount of debt is based, in part, on our ability to pay the debt service, higher interest rates could also reduce our overall debt leverage. In addition, our development strategy is dependent on the availability of development financing at reasonable interest rates.  While development financing is currently available, there is also no assurance such financing or the refinancing of the development debt would be available in the future.

Property Portfolio

We invest in a geographically diversified equity and debt multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and MSAs (with respect to MSAs, we only identify the largest city for each MSA):

•	Florida — Includes communities in Miami, FL MSA, and Orlando, FL MSA.

•	Georgia — Includes communities in Atlanta, GA MSA.

•	Mid-Atlantic — Includes the states of Virginia, Maryland and New Jersey. Includes communities in Washington, DC MSA and Philadelphia, PA MSA.

•	Mid-West — Includes the state of Illinois. Includes a community in Chicago, IL MSA.

•	Mountain — Includes the states of Arizona, Colorado and Nevada. Includes communities in Phoenix, AZ MSA, Denver, CO MSA, and Las Vegas, NV MSA.

•	New England — Includes the states of Connecticut and Massachusetts. Includes communities in New Haven, CT MSA and Boston, MA MSA.

•	Northern California — Includes communities in San Francisco, CA MSA and Santa Rosa, CA MSA.

•	Southern California — Includes communities in Los Angeles, CA MSA and San Diego, CA MSA.

•	Texas — Includes communities in Austin, TX MSA, Dallas, TX MSA, and Houston, TX MSA.

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our stabilized multifamily communities as of March 31, 2014 and December 31, 2013. Physical occupancy rates and monthly rental rates per unit as of December 31, 2013 exclude data for multifamily communities sold in 2014:

	March 31, 2014		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of	Number of	March 31,	December 31,	March 31,	December 31,
Geographic Region	Communities	Units	2014	2013	2014	2013
Florida	3	884	95%	94%	$1,551	$1,509
Georgia	1	283	96%	96%	1,343	1,334
Mid-Atlantic	5	1,412	94%	94%	1,946	1,959
Mid-West	1	298	98%	94%	2,260	2,254
Mountain	5	1,594	94%	93%	1,365	1,360
New England	3	772	96%	96%	1,515	1,513
Northern California	5	953	96%	95%	2,486	2,335
Southern California	4	889	95%	95%	2,044	2,029
Texas	6	2,068	95%	95%	1,462	1,454
Totals	33	9,153	95%	95%	$1,718	$1,685

(a)       Physical occupancy is defined as the residential units occupied for stabilized multifamily communities as of March 31, 2014 or December 31, 2013 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2014, the total gross leasable area of retail space for all of these communities is approximately 157,000 square feet, which is approximately 2% of total rentable area.  As of March 31, 2014, all of the communities with retail space are stabilized, and approximately 76% of the 157,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)       Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2014 and December 31, 2013 for stabilized multifamily communities.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended March 31, 2014 and 2013, these other charges were approximately $4.2 million and $4.1 million, respectively, approximately 8% of total revenues for both periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment, as of March 31, 2014. There have been no significant changes since December 31, 2013:

	March 31, 2014
	Number of	Number of
Geographic Region	Communities	Units
Equity investments:
Florida	2	564
Georgia	1	329
Mid-Atlantic	2	827
Mountain	1	212
New England	2	578
Northern California	1	180
Southern California	2	557
Texas	6	1,762
Total equity investments	17	5,009
Debt investments:
Florida	1	321
Mountain (a)	1	388
Southern California	—	—
Texas (b)	2	804
Total debt investments	4	1,513
Total developments	21	6,522

(a)         As of March 31, 2014 and December 31, 2013, the multifamily community underlying the loan investment has been completed and is currently in lease up.

(b)	Includes both an unconsolidated loan investment and a loan investment in a multifamily community completed in 2013 and currently in lease up as of March 31, 2014 and December 31, 2013.

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

Real Estate Investment Activity

During the last two years, the Company has made significant new investments in multifamily communities, primarily investments in developments. As development investments are made and progress through lease up, we have experienced changes in operating results. Of our 14 developments under construction as of March 31, 2014, we expect to commence leasing for eight communities in 2014 and six communities in 2015. Further, as we have sold certain investments and invested the proceeds in developments and debt investments in developments, the mix of our investments has changed, which also contributed to other fluctuations in operations.

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of March 31, 2014, December 31, 2013, and March 31, 2013 is as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Reporting Classifications:
Consolidated investments	53	54	51
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	54	55	52
Investment Classifications:
Equity investments
Stabilized communities	33	32	35
Lease up (including developments in lease up)	2	2	—
Development (pre-development and under development and construction)	15	17	13
Total equity investments	50	51	48
Debt investments
Mezzanine loans (including one stabilized community)	4	4	4
Total debt investments	4	4	4
Total investments	54	55	52

Transition to Self-Management

As discussed in “Overview — Commencement of Transition to Self-Management” above, on the Initial Closing, we entered into the Self-Management Transition Agreements and have begun our transition to become a fully integrated self-managed company. As a result of these arrangements, we would expect to begin to have higher direct costs of administration, primarily related to compensation, office and transition costs, and reductions in management fees and expenses. Each of these is separately addressed below.

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. As we approach and reach the Self-Management Closing, we would expect to hire employees to fully staff our corporate and property management operations. As of March 31, 2014, we had seven employees. Accordingly, beginning in the third quarter of 2013 and through the Self-Management Closing, we expect our compensation and related costs to increase. For the three months ended March 31, 2014, we incurred $1.0 million of compensation and related expenses. We did not incur any such compensation expenses during the same period of 2013. After the Self-Management Closing, we expect to benefit from eliminated or reduced advisory and property management fees and cost reimbursements. Going forward, our new expenses are subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

We currently reimburse our Advisor for a portion of its office space and office support costs related to our operations. Upon the Self-Management Closing, our office costs will largely be a function of our new office arrangement and our lease for a new corporate headquarters, which may commence prior to the Self-Management Closing. See further discussion of our corporate office lease at Note 13, “Commitments and Contingencies” to the consolidated financial statements in Item 1. We also anticipate incurring costs for office equipment, supplies, consultants and related administrative expenses. These increases in costs could be recognized directly as general and administrative expenses or included in depreciation and amortization expense.

The Self-Management Transition Agreements provide for transition services and related costs, which will be paid through September 30, 2014 to Behringer. These primarily include (1) transition services paid through September 30, 2014 totaling approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and $1.25 million paid on the Self-Management Closing and (2) $3.5 million for certain intangible assets, rights and contracts paid at the Self-Management Closing. We expect portions of the future payments to be expensed in future periods with the amount per period dependent on the level and timing of each service and the accounting allocation to each period. Certain of these expenses could be direct transition expenses while others may be included as amortization or depreciation expense. For the three months ended March 31, 2014, we incurred $0.2 million of expenses with Behringer in connection with the Self-Management Transition Agreements. For the three months ended March 31, 2014 and 2013, we also incurred, on our own account, approximately $0.3 million and $0.1 million, respectively, of transition costs, primarily related to legal and financial consulting costs, and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”).

For the three months ended March 31, 2013, before entering into the Self-Management Transition Agreements, the Company incurred $1.8 million in quarterly asset management expenses paid to the Advisor and its affiliates, and an additional quarterly reimbursement to the Advisor and its affiliates of approximately $0.4 million. Under the Self-Management Transition Agreements, we received a reduction of $0.5 million per quarter through the Self-Management Closing, at which point we expect that all asset management fees will be eliminated. For the three months ended March 31, 2014, we incurred $1.9 million in quarterly asset management fees and $0.4 million in reimbursements. Additionally, should the Company increase its real estate assets, either in cost or in appreciated value, the primary basis for the calculation of the asset management fee, (as has occurred and may continue in the future), the actual amount of asset management fees through the Self-Management Closing could actually be higher, despite the reductions just discussed. Regardless of property activity, we would still expect the asset management fees to be eliminated upon the Self-Management Closing as a result of the Self-Management Transition Agreements. As discussed above, we expect an increase in employee compensation expense, which will in part help us manage our assets, as a result of our entry into the Self-Management Transition Agreements.

Similarly, for the three months ended March 31, 2013, before entering into the Self-Management Transition Agreements, the Company incurred $5.7 million in quarterly property management fees paid to the Property Manager and its affiliates. For the three months ended March 31, 2014, these amounts decreased to $5.5 million. Upon the Self-Management Closing, we expect these costs to be eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. We will also benefit from the collection of property management fees which are attributable to the noncontrolling interest owners. In addition, the Company paid to the Property Manager and its affiliates reimbursement of expenses related to the property management agreement. These reimbursements to the Property Manager and its affiliates will also be eliminated upon the Self-Management Closing; however, many of these expenses will then become our responsibility, the largest portion being compensation for on-site and corporate property management personnel and related overhead.

The items noted above will be included in our reported consolidated net income (loss). In addition, the purchase of the 1% general partner interest (the “GP Master Interest”) in Monogram Residential Master Partnership I LP (the “Master Partnership”, which was formerly named Behringer Harvard Master Partnership I LP) at the Initial Closing for $23.1 million which has been eliminated in preparing our consolidated financial statements, has had and is expected in the future to have a positive impact on our net income (loss) attributable to noncontrolling interests. This is primarily related to the asset management fee income we will begin to receive. While this is eliminated in the consolidated net income (loss), this benefit will increase the net income (or reduce the net loss) attributable to common stockholders by approximately $0.2 million to $0.3 million per quarter, based on current operations.

The above discussions related to investment activity and the transition to self-management have affected the comparability of our financial statements as of and for the three months ended March 31, 2014 as compared to the same period of 2013. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

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

The table below reflects the number of communities and units as of March 31, 2014 and 2013 and rental revenues, property operating expenses and NOI for the three months ended March 31, 2014 and 2013 for our Same Store operating portfolio as well as other properties in continuing operations:

	For the Three Months Ended March 31,
	2014	2013	Change
Rental revenue
Same Store	$45.3	$43.6	$1.7
2013 acquisition	1.9	—	1.9
Developments	2.7	1.3	1.4
Multifamily community sold in 2014	0.3	0.8	(0.5)
Total rental revenue	50.2	45.7	4.5

Property operating expenses, including real estate taxes
Same Store	17.7	16.9	0.8
2013 acquisition	0.7	—	0.7
Developments	1.6	0.6	1.0
Multifamily community sold in 2014	0.2	0.3	(0.1)
Total property operating expenses, including real estate taxes	20.2	17.8	2.4

NOI
Same Store	27.6	26.7	0.9
2013 acquisition	1.2	—	1.2
Developments	1.1	0.7	0.4
Multifamily community sold in 2014	0.1	0.5	(0.4)
Total NOI	$30.0	$27.9	$2.1

	March 31,
	2014	2013	Change
Number of Communities
Same Store	30	30	—
2013 acquisition	1	—	1
Developments	2	1	1
Multifamily community sold in 2014	—	1	(1)
Total Number of Communities	33	32	1

Number of Units
Same Store	8,378	8,378	—
2013 acquisition	202	—	202
Developments	573	272	301
Multifamily community sold in 2014	—	188	(188)
Total Number of Units	9,153	8,838	315

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — NOI.”

The three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Rental Revenues.  Rental revenues for the three months ended March 31, 2014 were $50.2 million compared to $45.7 million for the three months ended March 31, 2013.  Same Store revenues, which accounted for approximately 90% of total rental revenues for 2014 increased approximately 4% or $1.7 million.  The majority of this increase is related to a 3% increase in the monthly rental revenue per unit from $1,653 as of March 31, 2013 to $1,701 as of March 31, 2014. The remaining net increase of $2.8 million in total rental revenue for the three months ended March 31, 2014 as compared to comparable period of 2013 is attributable to our 2013 acquisition of $1.9 million and developments of $1.4 million which reported rental revenues for a full quarter in 2014 less $0.5 million related to the change in revenue for a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended March 31, 2014 and 2013 were $20.2 million and $17.8 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 88% of total property operating expenses and real estate taxes for 2014, increased approximately $0.8 million.  Increases in Same Store real estate taxes of approximately $0.6 million were driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments which were held for a full quarter in 2014 accounted for $1.7 million of the increase in total property operating and real estate tax expenses.

Asset Management Fees. Asset management fees for the three months ended March 31, 2014 increased by $0.1 million compared to the same period of 2013. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an approximate increase of $0.5 million. Prior to July 1, 2013, the Advisor waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, the Advisor is no longer waiving this difference. Offsetting the increase for the three months ended March 31, 2014, we received a reduction of $0.5 million from the Advisor as a part of the Self-Management Transition Agreements.

General and Administrative Expenses.  General and administrative expenses increased by $1.1 million for the three months ended March 31, 2014 compared to the same period of 2013. Substantially all of the increase related to compensation and related expenses for five executives who became employees of the Company effective July 1, 2013 and two employees hired thereafter. We did not incur any compensation expense for the comparable period of 2013.

 Transition Expenses. During the three months ended March 31, 2014, we incurred $0.5 million of transition expenses related to our transition to becoming a self-managed company. See further discussion above under “Transition to Self-Management.” These expenses relate to amounts paid and/or due to Behringer in connection with the self-management transaction of approximately $0.2 million and other expenses, primarily legal, financial advisors, consultants and costs of the Special Committee of the board of directors.

Interest Expense. For the three months ended March 31, 2014 and 2013, we incurred total interest charges of $9.4 million and $8.1 million, respectively. For the three months ended March 31, 2014 and 2013, we capitalized interest expense of $4.1 million and $1.7 million, respectively, and accordingly, recognized net interest expense for the three months ended March 31, 2014 and 2013 of approximately $5.3 million and $6.4 million, respectively. The decrease in net interest expense was principally due to a $2.4 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was approximately $23.0 million and $20.7 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 as well as depreciation expense related to two multifamily communities completed in 2013 and transferred to operating real estate in the fourth quarter of 2013.

Gain on Sale of Real Estate. Gain on sale of real estate for the three months ended March 31, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”). As discussed in Note 4, “Real Estate Investments,” to the consolidated financial statements in Item 1, the disposition of Tupelo Alley was not considered a discontinued operation. Sales of real estate during 2013 were considered discontinued operations, and accordingly are discussed in the paragraph below.

Discontinued Operations. Loss from discontinued operations for the three months ended March 31, 2013 include the operating results of the four multifamily communities sold in 2013. The gain of $6.9 million for the three months ended March 31, 2013 represents the gain recognized from the sale of The Reserve at Johns Creek Walk multifamily community (“Johns Creek”).  Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the three months ended March 31, 2014.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three months ended March 31, 2014 and 2013, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2013 to March 31, 2014.

Total real estate, net increased approximately $43.2 million principally as a result of $128.4 million of expenditures related to our development portfolio during 2014. This increase was partially offset by the sale of a multifamily community carried at a net book value of $36.5 million in 2014 and depreciation expense of $21.4 million for the three months ended March 31, 2014. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $17.3 million principally as a result of the cash portion of expenditures related to the development program of $77.6 million. This decrease was partially offset by the receipt of our share of the net sales proceeds of $18.5 million from the sale of real estate during the three months ended March 31, 2014. Additionally, during the three months ended March 31, 2014, we sold noncontrolling interests in two developments to PGGM for cash proceeds of $14.2 million. We also received proceeds of $24.4 million from draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2013 acquisition activity and the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate investing a significant portion of our available cash in multifamily investments.  We currently expect developments to constitute one of our primary investment focuses.  Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that the investment period will extend through parts of 2014 and 2015; however, once the available cash is invested, we expect a decline in our acquisition and development activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Cash flows provided by operating activities for the three months ended March 31, 2014 were $10.7 million as compared to cash flows provided by operating activities of $20.5 million for the same period in 2013.  The decrease in cash provided by operating activities is primarily attributable to the increase and the timing of $4.3 million in real estate tax payments. In 2014, the real estate tax payments were made in March as compared to April in 2013. Additionally, payments related to our transition to self-management, which included compensation expense, transition payments to Behringer in accordance with the Self-Management Transition Agreements, corporate furniture, fixtures and equipment and other general and administrative expenses related to our transition were $2.9 million. For the three months ended March 31, 2013, we did not incur compensation expense and only incurred $0.1 million of transition expenses. Interest collections for the three months ended March 31, 2013 exceeded interest collections for the three months ended March 31, 2014 by $2.0 million.

Cash flows used in investing activities for the three months ended March 31, 2014 were $49.6 million compared to cash flow used in investing activities of $39.1 million during the comparable period of 2013.  The increase in cash used in investing activities was principally due to the increase of $20.8 million in expenditures related to our development portfolio during the three months ended March 31, 2014 compared to the same period of 2013. We expect capital expenditures related to our development program to be a significant use of cash during the remainder of 2014 and through 2015. This increase was partially offset by a $7.5 million decrease in advances on notes receivable for the three months ended March 31, 2014 compared to the same period in 2013.

Cash flows provided by financing activities for the three months ended March 31, 2014 were $21.6 million compared to cash flows used in financing activities of $37.1 million for the three months ended March 31, 2013.  During the three months ended March 31, 2014, we received proceeds from draws under construction loans of $24.4 million.  During the three months ended March 31, 2013, we repaid a mortgage payable of $23.0 million in preparation of the sale of Johns Creek and received mortgage proceeds of $4.1 million related to other financings. During the three months ended March 31, 2014, we distributed $20.6 million to noncontrolling interests as compared to $12.4 million for the comparable period of 2013 due to the increased noncontrolling interests with PGGM. Redemptions of $7.0 million were paid during the three months ended March 31, 2014. No redemptions were paid during the comparable period of 2013.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $302.1 million as of March 31, 2014.  We intend to deploy these funds for additional investments in multifamily communities, primarily development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition to a self-managed company, and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

Generally, operating cash needs include our operating expenses, general administrative expenses, asset management fees and transition expenses.  We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments.  However, as we currently intend to focus on development investments, which require time to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows.

Based on our current distribution levels and anticipated redemptions of our common stock, our current operating cash flow, net of the cash requirements noted above, is insufficient to meet our total distributions and redemptions, and we will be dependent on our current cash balances, the continued level of DRIP participation and on the returns from our anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods, as we invest and attempt to produce stabilized cash flows, we may use portions of our available cash balances to fund redemptions and the distributions paid to our common stockholders, which could reduce the amount available for new investments.  Lower returns may affect our ability to make distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  Accordingly, we expect our available cash balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of March 31, 2014, our cash and cash equivalents balance was $302.1 million, compared to $319.4 million as of December 31, 2013. The decrease is primarily due to the development expenditures of $77.6 million for the three months ended March 31, 2014, partially offset by our share of the sales proceeds of $18.5 million from the sale of a multifamily community in 2014.

Our consolidated cash and cash equivalent balance of $302.1 million as of March 31, 2014 includes approximately $22.0 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts. We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our cash balances, a substantial portion of our holdings are in excess of U.S. federally insured limits, requiring us to rely on the credit worthiness of our deposit holders and our diversification strategy.

With the termination of our Initial Public Offering on September 2, 2011, we are more dependent on our cash flow from operating activities, our available cash balances and the other sources discussed herein.  Cash flow from operating activities was $10.7 million for the three months ended March 31, 2014 compared to $20.5 million for the comparable period in 2013.  As most of our investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $5.7 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and fees and expense reimbursements to Behringer. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from our recent acquisitions and anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to an annual rate of 3.5% (based on a purchase price of $10.00 per share), from April 1, 2012 to June 30, 2014. We expect to fund distributions from multiple sources including (1) cash flow from our current investments, (2) our available cash balances, (3) financings and (4) dispositions.  In addition, to the extent that stockholders elect to reinvest their regular distributions under our DRIP, less cash is needed to fund distributions. During 2014 and 2013, the percentage of our regular distributions that has been reinvested has averaged approximately 52% and 53%, respectively.

Our board of directors has modified and reinstated our share redemption program (“SRP”) effective March 1, 2013.  (See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our SRP.) The SRP currently provides a limit of $7.0 million of redemptions per quarter. At that funding limit, this amount generally corresponds to the average participation in our DRIP, substantially balancing our current funding requirements. However, the board of directors may modify the funding limit in its discretion. Accordingly, there is no assurance that the board of directors will not modify the redemption funding limit or that the redemptions or the level of stockholder participation in the DRIP will continue in the future in the same relative ranges.

After the March 2014 redemption payments made in accordance with the SRP, the Company has unfulfilled redemption requests of approximately $20.3 million, representing 2.4 million shares at an average price of $8.53 per share. The funding for share redemptions could be from our available cash, which could affect amounts available for investment. If borrowings are used to fund redemptions, this could affect the amount and terms of our debt financing. If we dispose of investments to fund redemptions, this could affect our future operating performance. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our SRP.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2014.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done currently. The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of March 31, 2014, we may make additional draws of approximately $138.1 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	March 31, 2014		For the Three Months Ended March 31, 2014
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Borrowings	$10.0	2.24%	$10.0	2.24%	$10.0

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

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. During 2013, the PGGM arrangement was restructured, and as of March 31, 2014, PGGM has unfunded commitments of approximately $48.7 million related to PGGM CO-JVs in which they have already invested of which our share is approximately $65.2 million. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $72.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $72.5 million, our share would be approximately $88.3 million assuming a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 159 billion euro (approximately $218 billion, based on exchange rates as of March 31, 2014) in pension assets for over 2.5 million people as of April 2014.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

We anticipate using our available cash and other sources described in this section to fund any amounts required. We expect that most of these fundings will be in PGGM CO-JVs, where we will be the controlling partner with partial economic interests.

 The MW Co-Investment Partner does not have any commitment for any additional investments.

As of March 31, 2014, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, five are operating, two are in lease up and 13 are in development. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of March 31, 2014, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV.  There is $2.4 million remaining to be funded on the wholly owned debt investments. The unconsolidated debt investment is fully funded. We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. During 2013, we completed such an acquisition, acquiring the Vara multifamily community initially for all cash in July 2013 and placing mortgage financing on the property in December 2013. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. As of March 31, 2014, all but three of our loans, other than borrowings under our credit facility, are individually secured property debt.

Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  If we have provided partial guarantees for the repayment of debt, that debt is considered a company level debt. As of March 31, 2014, there are three construction loans with such partial guarantees with total commitments of $83.3 million, $22.7 million of which is outstanding.

Even with recent increases in interest rates, in relation to historical averages, favorable long-term, fixed rate financing terms remain available for high quality multifamily communities. As of March 31, 2014, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  During 2013, we and Co-Investment Ventures closed mortgage financings of $107.0 million at a weighted average interest rate of 3.6%.  As of March 31, 2014, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately four years.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 50% to 60% following the investment of our available cash and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs shall not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners.

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of March 31, 2014, we have closed six conventional construction loans and expect to close additional loans which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of March 31, 2014, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at March 31, 2014 was 0.15%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.3	3.95%	2018 to 2020	$87.3
Permanent mortgage - variable interest rate	24.0	Monthly LIBOR + 2.45%	2014 (b)	24.0
Construction loans - variable interest rates (c)	22.7	Monthly LIBOR + 2.15%	2017 to 2018 (b)	12.6
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	144.0			133.9

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	832.0	3.73%	2015 to 2020	458.3
Permanent mortgage - variable interest rate	12.1	Monthly LIBOR + 2.35%	2017	6.7
Construction loans - fixed interest rate (c)	33.6	4.16%	2016 to 2018	25.6
Construction loans - variable interest rates (c)	14.6	Monthly LIBOR + 2.25%	2016 (b)	8.1
	892.3			498.7
Plus: Unamortized adjustments from business combinations	6.2
Total Co-Investment Venture Level - Consolidated	898.5
Total all levels	$1,042.5			$632.6

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

(c)
The construction loans relate to six multifamily community developments with combined committed financing of $190.0 million and total estimated costs of $349.2 million. Draws under the commitment are generally available after we have funded a certain amount of equity, approximately 40% to 50% of the total costs, and are limited to prescribed percentages of the final cost, approximately 50% to 60% of the total costs. See the section below for additional information on our development activity.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2014, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of March 31, 2014, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
April through December 2014	$24.0	$4.4	$26.5
2015	0.2	83.6	46.2
2016	0.6	168.1	101.1
2017	29.5	200.7	130.3
2018	34.7	142.2	110.6
Thereafter	55.0	293.3	217.9

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

GSEs have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of March 31, 2014, approximately 69% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of March 31, 2014, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 45%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of between 50 and 60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of March 31, 2014, three multifamily communities (one of which is wholly owned and two of which are held through our Co-Investment Ventures) with combined total carrying values of approximately $118.5 million were not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on or redemptions of our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, our critical mass of operating properties in the market where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  In 2014, we completed the disposition of Tupelo Alley generating total cash proceeds of $33.1 million and gain on sale of $16.2 million.

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

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of March 31, 2014, all of which are investments in consolidated Co-Investment Ventures (amounts in millions):

				Total Costs Incurred		Estimated		Estimated Quarter	Occupancy
Community	Location	Effective Ownership (a)	Units	as of March 31, 2014 (b)	Total Estimated Costs	Percent Complete (c)	Committed Development Financing (d)	(“Q”) of Completion(e)	as of March 31, 2014
Lease up:
Arpeggio Victory Park	Dallas, TX	55%	377	$51.6	$61.7	84%	$31.3	3Q 2014	8%
Allusion West University	Houston, TX	55%	231	37.8	43.2	88%	21.9	4Q 2014	17%

Under development and construction:
4110 Fairmount	Dallas, TX	55%	299	39.2	47.9	82%	26.2	3Q 2014	N/A
Blue Sol	Costa Mesa, CA	100%	113	30.7	40.0	77%	—	4Q 2014	N/A
SEVEN	Austin, TX	55%	220	30.3	62.3	49%	—	4Q 2014	N/A
Point 21	Denver, CO	55%	212	26.1	50.7	51%	28.6	1Q 2015	N/A
Everly	Wakefield, MA	55%	186	30.0	51.8	58%	—	1Q 2015	N/A
Muse Museum District	Houston, TX	55%	270	37.2	51.3	73%	28.5	2Q 2015	N/A
SoMa (f)	Miami, FL	55%	418	40.1	104.9	38%	—	4Q 2015	N/A
Cyan on Peachtree (f)	Atlanta, GA	44%	329	15.6	71.1	22%	—	4Q 2015	N/A
Zinc	Cambridge, MA	55%	392	61.0	191.4	32%	—	3Q 2015	N/A
The Alexan	Dallas, TX	50%	365	32.2	94.4	34%	53.5	1Q 2016	N/A
Mission Gorge (f)	San Diego, CA	70%	444	48.0	130.2	37%	—	1Q 2016	N/A
Nouvelle (f)	Tysons Corner, VA	55%	461	64.2	212.8	30%	—	1Q 2016	N/A

Pre-development:
Uptown Delray	Delray Beach, FL	55%	146	4.6	39.6	12%	—	1Q 2016	N/A
Renaissance Phase II	Concord, CA	55%	180	9.4	63.7	15%	—	3Q 2016	N/A
The Marlowe (f)	Rockville, MD	90%	366	20.7	96.2	22%	—	4Q 2016	N/A
Total equity investments			5,009	578.7	$1,413.2	41%	$190.0		12%
Less: Construction in progress transferred to operating real estate				(39.4)
Total equity investment per consolidated balance sheet				$539.3

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)	Our share of total estimated costs, net of the Co-Investment Venture partner’s share (calculated as described in (a)), is approximately $840 million as of March 31, 2014.

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

(e)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations or delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events.

(f)
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

As of March 31, 2014, we have entered into construction and development contracts with $574.8 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during 2014 and 2015 on our existing developments and additional developments in our pipeline.

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

In April 2014, we acquired land for future development of a 510 unit multifamily community in Huntington Beach, California for cash of $32.5 million. This development is held through a PGGM CO-JV with a Developer Partner.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  Since the beginning of 2013, we have entered into four floating rate construction loans for approximately $105.2 million of financing at a weighted average interest rate of LIBOR plus 2.2% and two fixed rate construction to permanent loans for approximately $84.8 million of financing at a weighted average interest rate of 4.2%. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of March 31, 2014, 30-day LIBOR was 0.15%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments.

The following table summarizes our debt investments in developments as of March 31, 2014:

Community	Location	Units	Total Commitment	Amounts Advanced at March 31, 2014	Fixed Interest Rate	Maturity Date (a)	Effective Ownership (b)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	$22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	12.3	15.0%	January 2016	100%
Jefferson Creekside (c)	Allen, TX	444	14.1	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	12.6	15.0%	September 2016	100%
Total loans		1,513	$64.1	$61.7	14.7%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)	Effective ownership represents our current ownership percentage in the loan.

(c)	Of the total amounts advanced at March 31, 2014, $5.1 million is reflected as an investment in an unconsolidated real estate joint venture.

At the repayment of these loan investments, we may invest in other loan investments or use the proceeds for other uses as described above. During 2013, one loan investment for $10.5 million was repaid.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three months ended March 31, 2014 and 2013, we spent approximately $1.4 million and $1.5 million, respectively, in recurring and non-recurring capital expenditures on existing communities. We currently expect our annual recurring and non-recurring non-development capital expenditures going forward, based on our current stabilized multifamily communities, to be in the range of $7.0 million to $10.0 million for the next three to five years.

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

Distribution Activity

The following table shows the regular distributions paid and declared for the three months ended March 31, 2014 and 2013 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions	Funds from Operations (b)	Cash Flow from Operating Activities (c)	Total Distributions Declared (d)	Declared Distributions Per Share (d)
2014
First Quarter	$7.0	$7.6	$14.6	$12.9	$10.7	$14.6	$0.086
Total	$7.0	$7.6	$14.6	$12.9	$10.7	$14.6	$0.086

2013
First Quarter	$6.8	$7.7	$14.5	$13.7	$20.5	$14.5	$0.086
Total	$6.8	$7.7	$14.5	$13.7	$20.5	$14.5	$0.086

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

(c)
Cash flow from operating activities has not been reduced by distributions to noncontrolling interests for operating activities of $5.7 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. See paragraph below for additional discussion.

(d)          Represents distributions accruing during the period.

Regular distributions exceeded cash flow from operating activities by $3.9 million for the three months ended March 31, 2014 while cash flow from operating activities exceeded regular distributions by $6.0 million for the three months ended March 31, 2013.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the three months ended March 31, 2014, we distributed an estimated $5.7 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $5.0 million, which was less than our regular distributions by $9.6 million.  For the three months ended March 31, 2013, we distributed an estimated $6.8 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $13.7 million, which was less than our regular distributions by $0.8 million.  Further, our regular distributions exceeded our funds from operations by $1.7 million and $0.8 million for the three month periods ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were our share of proceeds from the sale of multifamily communities and the sale of noncontrolling interests.  As of March 31, 2014, we had cash and cash equivalents balances of $302.1 million, a significant portion of which related to the sale of noncontrolling interests to PGGM in December 2013 and February 2014 and our share of 2013 and 2014 property sales.

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

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of March 31, 2014, we had one investment of $5.7 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of March 31, 2014, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2014, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one to two years after substantial completion of the project for a specified purchase price which at March 31, 2014, have a contractual total of approximately $30.2 million for all such Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of March 31, 2014, we have recorded approximately $25.2 million as redeemable noncontrolling interests.  These Co-Investment Ventures also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development.   Separate from put provisions, we have recorded in our March 31, 2014 consolidated balance sheets redeemable noncontrolling interests of $2.2 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2014 and December 31, 2013, we have approximately $17.3 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

Estimated Per Share Value

On March 1, 2013, our board of directors established an estimated per share value of the Company’s common stock effective as of March 1, 2013 equal to $10.03 per share.  See Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, for additional information on this estimated per share value. Our current intention is to update our estimated per share value in connection with the filing of our second quarter 2014 Form 10-Q, but in any event, no later than 18 months from March 1, 2013 and we do not anticipate publishing any new estimated per share value prior to the board of directors establishing such estimated per share value. Prior to such updated estimated per share value, we provide the following cautions and limitations:

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended March 31,
	2014	2013
Income (loss) from continuing operations	$14.5	$(1.2)
Adjustments to reconcile income (loss) from continuing operations to NOI:
Asset management fees	1.9	1.8
General and administrative expenses	3.4	2.3
Transition expenses	0.5	0.1
Investment and development expenses	0.2	—
Interest expense	5.3	6.4
Depreciation and amortization	23.0	20.7
Interest income	(2.4)	(2.0)
Gain on sale of real estate	(16.2)	—
Loss on early extinguishment of debt	0.2	—
Equity in income of investments in unconsolidated real estate joint ventures	(0.2)	(0.1)
Other income	(0.2)	(0.1)
NOI	30.0	27.9
Less non-comparable:
Revenue	(4.9)	(2.1)
Operating expenses	2.5	0.9
Same Store NOI	$27.6	$26.7

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Both of these acquisition costs have been funded from our available cash and other financing sources and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

The following table presents our calculation of FFO and MFFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to common stockholders	$7.4	$4.4
Real estate depreciation and amortization (a)	14.5	13.7
Gain on sale of real estate	(9.0)	(4.4)
FFO attributable to common stockholders	12.9	13.7
Straight-line rents	0.1	0.1
Loss on early extinguishment of debt	0.1	—
Loss on derivative fair value adjustment	0.1	—
MFFO attributable to common stockholders	$13.2	$13.8

GAAP weighted average common shares outstanding - basic	168.7	168.1
GAAP weighted average common shares outstanding - diluted	168.9	168.1

Net income per common share - basic and diluted	$0.04	$0.03
FFO per common share - basic and diluted	$0.08	$0.08
MFFO per common share - basic and diluted	$0.08	$0.08

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•
For the three months ended March 31, 2014 and 2013, we capitalized interest of $4.1 million and $1.7 million, respectively, on our real estate developments.  These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
For the three months ended March 31, 2014 and 2013, we incurred $0.5 million and $0.1 million, respectively, of transition expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Special Committee, general transition services (primarily related to staffing, information technology and facilities), and payments to the Advisor in connection with the transition to self-management.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, we had approximately $952.9 million of outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.8%, $73.4 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.453%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of March 31, 2014, we have consolidated notes receivable with a carrying value of approximately $56.5 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 1.8 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2014, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt for investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2014 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.7)	$(1.3)	$(0.8)	$(0.4)
Interest rate caps	0.1	—	—	—
Cash investments	6.0	4.5	3.0	1.5
Total	$4.4	$3.2	$2.2	$1.1

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

As of March 31, 2014, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of March 31, 2014 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$—
50.0	2.5%	April 2016	0.1
50.0	2.0%	April 2016	0.1
12.7	4.0%	March 2017	—
$162.7			$0.2

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any material legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

The following risk factor supplements the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 12, 2014.

Stockholders that are participating or intend to participate in our SRP or DRIP should consider that there will be potential price changes in connection with a new estimated value per share in August 2014.

On March 1, 2013, our board of directors established an estimated per share value of the Company’s common stock effective as of March 1, 2013 equal to $10.03 per share. Our current intention is to update our estimated per share value in connection with the filing of our second quarter 2014 Form 10-Q in August 2014. We expect that if our estimated value per share increases from $10.03 per share, the pricing under our SRP and DRIP would increase as well, and that if our estimated value per share decreases from $10.03 per share, the pricing under our SRP and DRIP would decrease as well. Stockholders that are participating or intend to participate in our SRP or DRIP should consider that there will be potential price changes in connection with a new estimated value per share in August 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

During the first quarter ended March 31, 2014, we redeemed and purchased shares as follows:

	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs (a)
January	—	$—	—	—
February	—	—	—	—
March	794,188	8.81	794,188	—
	794,188	$8.81	794,188	—

(a)	A description of the maximum number of shares that may generally be purchased under our SRP is included in the narrative preceding this table.

Since the Company reinstated the SRP, because of the SRP’s funding limits, the Company has not been redeeming all properly submitted redemption requests and has been satisfying requests for Ordinary Redemptions on a pro rata basis. Beginning with the second quarter of 2013 (the quarter the SRP was reinstated), the tables below show the number of shares related to the quarterly redemption requests and paid redemptions for Ordinary Redemptions and Exceptional Redemptions. Generally, unfulfilled redemption requests from one quarter are carried forward to the following quarter. The column amount of new redemption requests in the table do not include carried forward redemption requests.

	Carried Forward Unfulfilled Redemption Requests	New Redemption Requests	Paid Redemptions	Unfulfilled Redemption Requests at End of Quarter
Ordinary Redemptions:
2nd Qtr 2013	—	2,476,064	—	2,476,064
3rd Qtr 2013	2,476,064	610,336	(521,470)	2,564,930
4th Qtr 2013	2,564,930	735,757	(651,928)	2,648,759
1st Qtr 2014	2,648,759	345,182	(615,443)	2,378,498

Exceptional Redemptions:
2nd Qtr 2013	—	904,393	(904,393)	—
3rd Qtr 2013	—	259,099	(259,099)	—
4th Qtr 2013	—	145,658	(145,658)	—
1st Qtr 2014	—	178,745	(178,745)	—

As of March 31, 2014, we have 2.4 million total shares of unfulfilled redemption requests, all of which are Ordinary Redemption requests. Based on our current SRP redemption price for Ordinary Redemptions of $8.53 per share, this represents a redemption value of approximately $20.3 million.

Stock-Based Compensation
On January 13, 2014, our independent directors and certain executive employees were granted 239,220 restricted stock units. These restricted stock units generally vest over a three year period. Compensation cost is measured at the grant date based on the estimated fair value of the award ($10.03 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

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
10.1
Form of Restricted Stock Unit Award Agreement under the Company’s Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2014

10.2	Form of Deferral Election Form, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed on March 29, 2012
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

BEHRINGER HARVARD MULTIFAMILY REIT I, INC.

Dated: May 6, 2014	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)