Form 10-Q
period 2014-06-30
Monogram Residential Trust, Inc.
filed 2014-08-14
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 000-53195

Monogram Residential Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-5383745
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5800 Granite Parkway, Suite 1000, Plano, Texas 75024
(Address of Principal Executive Offices) (ZIP Code)

 (469) 250-5500
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

As of July 31, 2014, the Registrant had 168,604,620 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended June 30, 2014

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Real estate
Land ($27,684 related to VIEs as of June 30, 2014)	$358,631	$337,295
Buildings and improvements ($90,243 related to VIEs as of June 30, 2014)	1,893,424	1,833,452
	2,252,055	2,170,747
Less accumulated depreciation ($824 related to VIEs as of June 30, 2014)	(234,626)	(195,048)
Net operating real estate	2,017,429	1,975,699
Construction in progress, including land ($498,599 and $279,554 related to VIEs as of June 30, 2014 and December 31, 2013, respectively)	627,011	479,214
Total real estate, net	2,644,440	2,454,913

Cash and cash equivalents	200,925	319,368
Intangibles, net	23,577	25,753
Other assets, net	103,455	98,567
Total assets	$2,972,397	$2,898,601

Liabilities and equity

Liabilities
Mortgages and notes payable ($93,453 and $32,168 related to VIEs as of June 30, 2014 and December 31, 2013, respectively)	$1,047,624	$1,029,111
Credit facility payable	10,000	10,000
Construction costs payable ($63,780 and $27,054 related to VIEs as of June 30, 2014 and December 31, 2013, respectively)	71,074	44,684
Accounts payable and other liabilities	24,901	30,972
Deferred revenues, primarily lease revenues, net	17,641	18,382
Distributions payable	4,865	5,023
Tenant security deposits	4,412	4,122
Total liabilities	1,180,517	1,142,294

Commitments and contingencies

Redeemable noncontrolling interests ($23,375 and $13,007 related to VIEs as of June 30, 2014 and December 31, 2013, respectively)	29,490	21,984

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 and 124,999,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 168,339,384 and 168,320,207 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	1,509,566	1,508,655
Cumulative distributions and net income (loss)	(259,202)	(230,554)
Total equity attributable to common stockholders	1,250,381	1,278,118
Non-redeemable noncontrolling interests	512,009	456,205
Total equity	1,762,390	1,734,323
Total liabilities and equity	$2,972,397	$2,898,601

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenues	$51,048	$46,722	$101,229	$92,466

Expenses
Property operating expenses	13,896	12,471	26,937	24,472
Real estate taxes	7,413	6,074	14,566	11,946
Asset management fees	1,963	1,877	3,842	3,671
General and administrative expenses	3,549	1,965	6,910	4,218
Acquisition expenses	—	—	(17)	—
Transition expenses	5,131	315	5,650	448
Investment and development expenses	218	—	465	—
Interest expense	4,939	6,315	10,270	12,722
Depreciation and amortization	23,325	20,510	46,302	41,209
Total expenses	60,434	49,527	114,925	98,686

Interest income	2,650	2,114	5,096	4,131
Loss on early extinguishment of debt	—	—	(230)	—
Equity in income of investments in unconsolidated real estate joint ventures	189	231	393	361
Other income (expense)	(324)	281	(123)	342
Loss from continuing operations before gain on sale of real estate	(6,871)	(179)	(8,560)	(1,386)
Gain on sale of real estate	—	—	16,167	—
Income (loss) from continuing operations	(6,871)	(179)	7,607	(1,386)

Discontinued operations:
Loss from discontinued operations	—	(741)	—	(865)
Gain on sale of real estate in discontinued operations	—	31,366	—	38,219
Income from discontinued operations	—	30,625	—	37,354

Net income (loss)	(6,871)	30,446	7,607	35,968

Net (income) loss attributable to noncontrolling interests:
Non-redeemable noncontrolling interests in continuing operations	95	963	(6,955)	2,196
Non-redeemable noncontrolling interests in discontinued operations	—	(4,610)	—	(6,921)
Net income (loss) available to the Company	(6,776)	26,799	652	31,243
Dividends to preferred stockholders	(2)	—	(3)	—
Net income (loss) attributable to common stockholders	$(6,778)	$26,799	$649	$31,243

Weighted average number of common shares outstanding - basic	168,857	168,886	168,786	168,487
Weighted average number of common shares outstanding - diluted	169,096	168,886	169,008	168,487

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$—	$—	$—
Discontinued operations	—	0.16	—	0.19
Basic and diluted earnings (loss) per common share	$(0.04)	$0.16	$—	$0.19

Amounts attributable to common stockholders:
Continuing operations	$(6,778)	$784	$649	$810
Discontinued operations	—	26,015	—	30,433
Net income (loss) attributable to common stockholders	$(6,778)	$26,799	$649	$31,243

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2013	—	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	4,725	31,243	35,968
Redemptions payable	—	—	—	—	(8,931)	—	—	(8,931)
Acquisition of a noncontrolling interest	—	—	—	—	(9,020)	(18,926)	—	(27,946)
Sale of a noncontrolling interest	—	—	—	—	1,459	4,437	—	5,896
Contributions by noncontrolling interests	—	—	—	—	—	(123)	—	(123)
Distributions:
Common stock - regular	—	—	—	—	—	—	(29,245)	(29,245)
Noncontrolling interests	—	—	—	—	—	(39,344)	—	(39,344)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,632	—	15,491	—	—	15,491
Balance at June 30, 2013	—	$—	169,174	$17	$1,522,645	$316,119	$(199,213)	$1,639,568

Balance at January 1, 2014	10	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income	—	—	—	—	—	6,955	652	7,607
Redemptions of common stock	—	—	(1,592)	—	(13,975)	—	—	(13,975)
Sale of noncontrolling interests	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	59,715	—	59,715
Amortization of stock-based compensation	—	—	—	—	374	—	—	374
Distributions:								—
Common stock - regular	—	—	—	—	—	—	(29,297)	(29,297)
Noncontrolling interests	—	—	—	—	—	(25,874)	—	(25,874)
Preferred stock	—	—	—	—	—	—	(3)	(3)
Stock issued pursuant to distribution reinvestment plan, net	—	—	1,611	—	15,354	—	—	15,354
Balance at June 30, 2014	10	$—	168,339	$17	$1,509,566	$512,009	$(259,202)	$1,762,390

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$7,607	$35,968
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(16,167)	(38,219)
Loss on early extinguishment of debt	230	838
Equity in income of investments in unconsolidated real estate joint ventures	(393)	(361)
Distributions received from investment in unconsolidated real estate joint venture	—	272
Depreciation	43,039	42,694
Amortization of deferred financing costs and debt premium/discount	(151)	(473)
Amortization of intangibles	2,093	574
Amortization of deferred revenues, primarily lease revenues, net	(718)	(771)
Amortization of stock-based compensation	374	—
Other, net	379	81
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(6,257)	839
Other assets	(6,059)	2,124
Cash provided by operating activities	23,977	43,566

Cash flows from investing activities
Additions to real estate:
Additions to existing real estate	(3,220)	(3,340)
Construction in progress, including land	(225,843)	(104,583)
Proceeds from sale of real estate, net	33,134	171,226
Investments in unconsolidated real estate joint ventures	—	(4,810)
Acquisitions of noncontrolling interests	(4,496)	(30,845)
Sale of noncontrolling interest	—	7,272
Advances on notes receivable	(6,012)	(13,438)
Escrow deposits	4,972	(68,908)
Other, net	(65)	(452)
Cash used in investing activities	(201,530)	(47,878)

Cash flows from financing activities
Mortgage and notes payable proceeds	65,280	25,058
Mortgage and notes payable principal payments	(26,283)	(75,316)
Contributions from noncontrolling interests	75,443	3,384
Distributions paid on common stock - regular	(14,099)	(13,867)
Distributions paid to noncontrolling interests	(25,874)	(39,344)
Dividends paid on preferred stock	(3)	—
Redemptions of common stock	(13,975)	—
Other, net	(1,379)	(2,325)
Cash provided by (used in) financing activities	59,110	(102,410)

Net change in cash and cash equivalents	(118,443)	(106,722)
Cash and cash equivalents at beginning of period	319,368	450,644
Cash and cash equivalents at end of period	$200,925	$343,922

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.                                      Organization and Business

Organization

Monogram Residential Trust, Inc., formerly known as Behringer Harvard Multifamily REIT I, Inc., (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  Effective as of June 30, 2014, we are a self-managed real estate investment trust (“REIT”) as further described below. We invest in, develop and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, typically requiring residents to be age 55 or older.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.  Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

From our inception to July 31, 2013, we had no employees and were externally managed by Behringer Harvard Multifamily Advisors I, LLC, our former external advisor, and were supported by related party service agreements with our former external advisor and its affiliates (collectively “Behringer”). Through July 31, 2013, we exclusively relied on Behringer to provide certain services and personnel for management and day-to-day operations, including advisory services and property management services.

Effective July 31, 2013, we entered into a series of agreements with Behringer beginning our transition to self-management (the “Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. We closed the Self-Management Transition Agreements on June 30, 2014, paying $5.2 million and effectively terminating substantially all advisory and property management services provided by Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. See further discussion at Note 12, “Transition Expenses.”

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine and land loans.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of June 30, 2014, we have equity and debt investments in 56 multifamily communities, of which 33 are stabilized operating multifamily communities, one is in lease up and 22 are in various stages of pre-development and construction. Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 46 investments are held through Co-Investment Ventures, 45 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of June 30, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through Monogram Residential Master Partnership I LP (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of Behringer held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from Behringer for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the BHMP GP Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” In addition, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. For the six months ended June 30, 2014, we also sold a non-controlling interest in two additional Developer CO-JVs to PGGM for $13.2 million and sold our entire interest in the Tupelo PGGM CO-JV to an unaffiliated third party.

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

	June 30, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	90% to 100%	4	90% to 100%
Total	46		45

(a)
Includes one unconsolidated investment as of June 30, 2014 and December 31, 2013. Also, as of June 30, 2014 and December 31, 2013, includes Developer Partners in 19 and 16 multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2014, we believe we are in compliance with all applicable REIT requirements.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2014 and consolidated statements of operations, equity and cash flows for the periods ended June 30, 2014 and 2013 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2014 and December 31, 2013 and our consolidated results of operations and cash flows for the periods ended June 30, 2014 and 2013. Such adjustments are of a normal recurring nature.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to June 30, 2014.

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

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase. We did not capitalize any interest expense related to investments in unconsolidated real estate joint ventures for the three and six months ended June 30, 2014 or 2013.

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

We did not record any impairment losses for the three and six months ended June 30, 2014 or 2013.

Assets Held for Sale and Discontinued Operations

Prior to January 1, 2014, when we had no involvement after the sale of a multifamily community, the multifamily community sold was reported as a discontinued operation.  Effective as of January 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, “New Accounting Pronouncements.” For sales of real estate or assets classified as held for sale after January 1, 2014, we evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of June 30, 2014 and December 31, 2013, cash and cash equivalents include $26.0 million and $25.6 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the six months ended June 30, 2014 and 2013, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Acquisition Costs

Acquisition costs for business combinations, which are expected to include most consolidated property acquisitions other than land acquisitions, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Acquisition costs related to unimproved or non-operating land, primarily related to developments, are capitalized.  Through June 30, 2014, pursuant to our advisory management agreement, Behringer was obligated to reimburse us for all investment-related expenses that the Company pursued but ultimately did not consummate.  Prior to the determination of its status, amounts incurred were recorded in other assets.  Acquisition costs and expenses include amounts incurred with Behringer and with third parties.

Transition Expenses

Transition expenses include expenses related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities) and payments to Behringer in connection with the transition to self-management discussed further in Note 12, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the three and six months ended June 30, 2014 or 2013.

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of June 30, 2014 or December 31, 2013.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting in Co-Investment Ventures, fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of June 30, 2014 and December 31, 2013, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

In May 2014, the FASB issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which for us is our primary recurring revenue source. The revised guidance allows for the use of either the full or modified retrospective transition method and is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Early adoption is not permitted.  We have not yet selected a transition method and are currently evaluating the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2014 and December 31, 2013, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	June 30, 2014			December 31, 2013
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,893.4	$41.0	$25.6	$1,833.4	$41.9	$25.6
Less: accumulated depreciation and amortization	(234.6)	(38.5)	(4.5)	(195.0)	(39.1)	(2.6)
Net	$1,658.8	$2.5	$21.1	$1,638.4	$2.8	$23.0

Depreciation expense for the three months ended June 30, 2014 and 2013 was approximately $21.7 million and $19.9 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $43.0 million and $39.7 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of June 30, 2014 and December 31, 2013 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the GP Master Interest on July 31, 2013, and $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended June 30, 2014 and 2013 was approximately $1.0 million and $0.2 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the six months ended June 30, 2014 and 2013 was approximately $2.1 million and $0.6 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
July through December 2014	$2.1
2015	2.8
2016	1.4
2017	1.4
2018	0.5

Developments

For the three and six months ended June 30, 2014 and 2013, we capitalized the following amounts of interest and real estate taxes related to our developments (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest	$4.7	$2.2	$8.8	$3.9
Real estate taxes	1.3	0.5	2.8	1.1

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the six months ended June 30, 2014 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
February 2014	Tupelo Alley	$52.9	$33.1	$16.2

The following table presents net income related to the Tupelo Alley multifamily community, sold in the first quarter of 2014, for the six months ended June 30, 2014 and 2013. Net income for the three months ended June 30, 2013 was not significant. Net income for the six months ended June 30, 2014 includes the gain on sale of real estate (in millions):

	For the Six Months Ended June 30,
	2014	2013
Net income (loss) from multifamily community sold in 2014	$15.8	$(0.1)
Less: net income attributable to noncontrolling interest	(7.2)	—
Net income (loss) attributable to common stockholders	$8.6	$(0.1)

Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we have adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the three and six months ended June 30, 2014. The following table presents our sales of real estate for the six months ended June 30, 2013 (in millions), all of which are reported as discontinued operations:

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
June 2013	Halstead	$43.5	$42.4	$12.0
May 2013	Cyan/PDX (“Cyan”)	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	37.3	33.3	7.0
	Total	$176.6	$171.2	$38.2

The table below includes the major classes of line items constituting net loss from discontinued operations, gains on sale of real estate, and depreciation and amortization and capital expenditures for the three and six months ended June 30, 2013 for these communities (in millions):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Rental revenue	$2.9	$7.2

Expenses
Property operating expenses	1.0	2.2
Real estate taxes	0.4	1.0
Interest expense	0.3	1.0
Depreciation and amortization	1.1	3.1
Total expenses	2.8	7.3

Loss on early extinguishment of debt	(0.8)	(0.8)

Loss from discontinued operations	(0.7)	(0.9)
Income attributable to noncontrolling interests	(4.6)	(6.9)
Loss from discontinued operations attributable to common stockholders	$(5.3)	$(7.8)

Gain on sale of real estate	$31.4	$38.2

Capital expenditures	$0.1	$0.2

Changes in operating and investing noncash items related to discontinued operations were not significant for the three and six months ended June 30, 2013.

5.                                      Variable Interest Entities

As of June 30, 2014 and December 31, 2013, we have concluded that we are the primary beneficiary of 14 and 10 VIEs, respectively.  All of these VIEs are the property entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 through 2014, all of which were related to new financings or capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Six VIEs, all of which are actively developing multifamily communities, have closed aggregate construction financing of $162.9 million as of June 30, 2014, which will be drawn on during the construction of the developments. As of June 30, 2014, $93.5 million has been drawn under these construction loans. For four of these construction loans, we have provided partial payment guarantees. The total commitment of these four construction loans is $109.7 million, of which $53.3 million is outstanding as of June 30, 2014. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each development. See Note 8, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $632.3 million and $288.0 million as of June 30, 2014 and December 31, 2013, respectively, $498.6 million and $279.6 million of which is reflected in construction in progress.

6.                                      Other Assets

The components of other assets are as follows (in millions):

	June 30, 2014	December 31, 2013
Notes receivable, net (a)	$59.7	$52.8
Escrows and restricted cash	9.3	12.4
Deferred financing costs, net	11.5	12.1
Resident, tenant and other receivables (b)	11.7	8.3
Prepaid assets, deposits and other assets	6.2	7.3
Investment in unconsolidated real estate joint venture	5.0	5.5
Interest rate caps	0.1	0.2
Total other assets	$103.5	$98.6

(a)
Notes receivable include mezzanine and land loans, primarily related to multifamily development projects.  As of June 30, 2014, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 1.5 years.

(b)	Includes a receivable from Behringer of $1.8 million as of December 31, 2013. The balance was repaid in February 2014.

As of June 30, 2014 and December 31, 2013, we had a $5.0 million and $5.5 million, respectively, investment in an unconsolidated joint venture, the Custer PGGM CO-JV, in which our effective ownership is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer PGGM CO-JV is a mezzanine loan collateralized by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of June 30, 2014 has been fully funded, has an interest rate of 14.5% and matures in 2015.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  These interest rate cap agreements have not been designated as hedges. The following table provides a summary of our interest rate caps as of June 30, 2014 (in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.1

7.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of June 30, 2014 are as follows (in millions):

Future Minimum
Year	Lease Receipts
July through December 2014	$1.8
2015	3.6
2016	3.6
2017	3.6
2018	3.5
Thereafter	29.6
Total	$45.7

8.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of June 30, 2014 and December 31, 2013 (amounts in millions and monthly LIBOR at June 30, 2014 is 0.16%):

			As of June 30, 2014
	June 30,	December 31,	Wtd. Average
	2014	2013	Interest Rates	Maturity Dates
Company Level (a)
Fixed rate mortgage payable	$87.3	$87.3	3.95%	2018 to 2020
Variable rate mortgage payable	—	24.0	—	—
Variable rate construction loans payable (b)	9.5	3.1	Monthly LIBOR + 2.12%	2017 to 2018
Total Company Level	96.8	114.4
Co-Investment Venture Level - Consolidated (c)
Fixed rate mortgages payable	830.9	852.3	3.73%	2015 to 2020
Variable rate mortgage payable	12.1	12.2	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)	41.1	24.6	4.17%	2016 to 2018
Variable rate construction loan payable (e)	61.2	18.9	Monthly LIBOR + 2.12%	2016 to 2018
	945.3	908.0
Plus: unamortized adjustments from business combinations	5.5	6.7
Total Co-Investment Venture Level - Consolidated	950.8	914.7
Total consolidated mortgages and notes payable	$1,047.6	$1,029.1

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes the applicable portion of Co-Investment debt where the Company has provided full or partial guarantees for the repayment of the debt.

(b)
Includes the amount of the Co-Investment Venture level construction loans payable that is guaranteed by the Company. As of June 30, 2014, the Company has partially guaranteed four loans with total commitments of $109.7 million. These loans include one to two year extension options. Our percentage guarantee on each of these loans ranges from 10% to 25%. The non-recourse portion of the loans outstanding as of June 30, 2014 is reported in the Co-Investment Venture level construction loans payable.

(c)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023.

(e)
Includes five loans with total commitments of $131.6 million. These loans include one to two year extension options. The amount guaranteed by the Company is reported as Company level debt as discussed in footnote (b) above.

As of June 30, 2014, $1.9 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of June 30, 2014.

As of June 30, 2014, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
July through December 2014	$—	$3.3	$3.3
2015	0.2	83.6	83.8
2016	0.6	175.9	176.5
2017	7.5	224.0	231.5
2018	33.6	165.1	198.7
Thereafter	54.9	293.4	348.3
Total	$96.8	$945.3	1,042.1
Add: unamortized adjustments from business combinations			5.5
Total mortgages and notes payable			$1,047.6

9.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of June 30, 2014, the applicable margin was 2.08% and the base rate was 0.15% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of June 30, 2014, $168.3 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of June 30, 2014, total available amounts under the credit facility are approximately $138.1 million.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (in millions):

	June 30, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$355.3	26% to 45%	$293.5	26% to 45%
MW Co-Investment Partner	151.4	45%	157.8	45%
Developer Partners	3.4	0% to 10%	3.5	0% to 6%
Subsidiary preferred units	1.9	(b)	1.4	(b)
Total non-redeemable NCI	$512.0		$456.2

(a)        Effective noncontrolling percentage is based upon the noncontrolling interest’s share of contributed capital. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)	The preferred units have no voting rights.

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, the Master Partnership’s and the PGGM CO-JV’s pro rata interests are subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than as an asset sale. For PGGM CO-JVs we have rights in limited circumstances generally related to a listing of our shares or a merger to acquire the PGGM Co-Investment Partner’s interest at the greater of fair value or an amount that would provide the PGGM Co-Investment Partner certain minimum returns on its invested equity.

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

For the six months ended June 30, 2014, we paid distributions to noncontrolling interests of $25.9 million, of which $11.0 million was related to operating activity.  For the six months ended June 30, 2013, we paid distributions to noncontrolling interests of $39.3 million, of which $13.1 million was related to operating activity. The remaining distributions resulted from investing and financing activities, generally related to property sales or proceeds from financings.

On February 28, 2014, we sold approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

During the three months ended June 30, 2014, we formed a new PGGM Developer CO-JV and a new PGGM CO-JV to develop two separate multifamily communities in California.

During the three months ended June 30, 2013, we acquired all of the noncontrolling interests in the Cyan MW CO-JV for cash of $27.9 million and sold a portion of our noncontrolling interest in the Cameron PGGM CO-JV to PGGM for $7.3 million in cash. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $7.6 million was recorded. (See Note 4, “Real Estate Investments” for a discussion of the subsequent sale of the Cyan multifamily community.)

Redeemable Noncontrolling Interests

As of June 30, 2014 and December 31, 2013, redeemable noncontrolling interests (“NCI”) consisted of the following (in millions):

	June 30, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.5	0% to 10%	$22.0	0% to 20%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by regional or national multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to entitlements, permits or final budgeted construction costs. They also generally have put options, usually exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price and options to require a sale of the development generally after the seventh year after completion of the development at the then current fair value.  These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  All of these Developer Partners also have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

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

We are offering a maximum of 100 million total shares pursuant to our distribution reinvestment plan (“DRIP”) at a DRIP offering price set by our board of directors. From March 1, 2013 through the payment of distributions on August 1, 2014, the DRIP offering price was $9.53 per share, based on approximately 95% of our estimated per share value which was established on March 1, 2013.  For the six months ended June 30, 2014 and 2013, the DRIP offering price averaged $9.53 and $9.49, respectively. As of June 30, 2014, we have sold approximately 17.6 million shares under our DRIP for gross proceeds of approximately $167.4 million.  There are approximately 82.4 million shares remaining to be sold under the DRIP as of June 30, 2014. However, on August 12, 2014, our board of directors elected to suspend the DRIP effective August 24, 2014. See Note 17, “Subsequent Events” for more information regarding the suspension of the DRIP.

Stock Plans

The Monogram Residential Trust, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan as of June 30, 2014.

On January 13, 2014, our independent directors and certain executive employees were granted 239,220 restricted stock units. These restricted stock units generally vest over a three year period. Compensation cost is measured at the grant date based on the estimated fair value of the award ($10.03 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. No shares were granted in 2013.

For the three and six months ended June 30, 2014, we had approximately $0.2 million and $0.4 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments. For the three and six months ended June 30, 2013, we had no compensation cost related to share-based payments.

Distributions

Distributions, including those paid by issuing shares under the DRIP for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in millions):

	For the Six Months Ended June 30,
	2014		2013
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
Second quarter	$14.7	$14.9	$14.7	$14.9
First quarter	14.6	14.6	14.5	14.5
Total distributions	$29.3	$29.5	$29.2	$29.4

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrue each month are paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP.

Our distributions were at a daily amount of $0.000958904 ($0.35 annualized) per share of common stock for all of 2013 and through June 30, 2014. Our board of directors has authorized distributions at the same amount per share of common stock through September 30, 2014.

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

As modified, for redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Ordinary Redemptions”), the purchase price per share redeemed under our SRP was equal to the lesser of (i) 85% of the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Exceptional Redemptions”), the purchase price per share redeemed under our SRP was equal to the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions.  A quarterly funding limit was established of $7 million per quarter (which our board of directors had the ability to increase or decrease from time to time).  Redemptions are also limited by our charter to no more than 5% of the weighted average of shares outstanding during the preceding twelve months immediately prior to the date of redemption.

For the six months ended June 30, 2014, we redeemed approximately 1,591,952 common shares at an average price of $8.78 per share for $14.0 million. For the six months ended June 30, 2013, our board of directors approved redemptions of 904,393 common shares at an average price of $9.88 per share for $8.9 million which were redeemed in July 2013. We fulfilled all Exceptional Redemption requests properly submitted in accordance with the terms of the SRP. As of June 30, 2014, there were unfulfilled Ordinary Redemption requests of approximately 2.0 million common shares, for approximately $17.0 million based upon a per share price of $8.53.

On August 12, 2014, our board of directors elected to suspend the SRP effective August 14, 2014. See Note 17, “Subsequent Events” for more information regarding the suspension of the SRP.

12.                               Transition Expenses

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

In connection with the Self-Management Transition Agreements, on August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring other employees.

At the Initial Closing, we issued 10,000 shares of Series A Preferred Stock to Behringer. As part of the consideration for issuing the Series A Preferred Stock, Behringer surrendered all existing 1,000 convertible shares of non-participating, non-voting stock, par value $0.0001 per share, of the Company, which we immediately canceled.

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

Commencing at the Initial Closing and lasting through December 31, 2014, Behringer will be entitled to additional fees with respect to any new investment arrangements between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. During 2013 and for the six months ended June 30, 2014, no New Platform fees were incurred.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. For the six months ended June 30, 2014, $2.5 million of acquisition fees was rebated to us. No amounts were credited for the three months ended June 30, 2014 or for the six months ended June 30, 2013.

During the period from the Initial Closing through September 30, 2014, Behringer is providing general transition services in support of our transition to self-management for a total cost of $7.2 million, which consists of monthly installments of $0.4 million through September 30, 2014 and a payment of $1.25 million on June 30, 2014. For the three and six months ended June 30, 2014, these general transition payments totaled $2.5 million and $3.8 million, respectively.

For the period from August 1, 2013 through June 30, 2014, Behringer was paid fees and reimbursements under the terms of amended advisory and property management agreements that included a reduction of certain fees and expenses paid to Behringer under the prior agreements, which are described in Note 15, “Related Party Arrangements.” Regarding asset management fees and property management expense reimbursements, we received a monthly reduction of $150,000 and $50,000, respectively, from the amount that otherwise would have been payable.

We consummated the second and final closing of the Self-Management Transition Agreements on June 30, 2014 (the “Self-Management Closing”), terminating the advisory and property management services with Behringer and paying Behringer $3.5 million for certain intangible assets, rights and contracts, $1.25 million as part of the general transition services described above and a monthly installment of $0.4 million for general transition services. Effective July 1, 2014, we hired corporate and property management employees who were previously employees of Behringer. We also reconciled certain miscellaneous closing matters related to employee benefits of former Behringer employees hired by us, transfers of office equipment and similar items.

Behringer will continue to provide shareholder services from June 30, 2014 through June 30, 2016 at a monthly cost based on the number of stockholder accounts. We estimate the monthly amount based on current stockholder accounts to be approximately $0.1 million. We may also contract with Behringer for additional services.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management, primarily related to Special Committee and Company legal and financial advisors and general transition (primarily staffing, name change, insurance, information technology and facilities).

The components of our transition expenses are as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Special Committee and Company legal and financial advisors	$0.6	$0.3	$0.8	$0.4
General transition services:
Behringer	2.6	—	2.8	—
Other service providers	1.9	—	2.1	—
Total transition expenses	$5.1	$0.3	$5.7	$0.4

As of June 30, 2014, $0.7 million of the transition costs was an accrued liability to Behringer.

13.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2014, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2014 and December 31, 2013, we have approximately $17.0 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of June 30, 2014, we have entered into construction and development contracts with $497.3 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
July 2014 through December 2014	$0.1
2015	0.6
2016	0.6
2017	0.8
2018	0.8
Thereafter	4.7
Total	$7.6

See Note 12, “Transition Expenses” for discussion of commitments of the Company regarding its transition to self-management.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of June 30, 2014 and December 31, 2013, we had $0.1 million and $0.2 million, respectively, of interest rate caps that were carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 6, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Gain (Loss) for the Three Months Ended June 30	Gain (Loss) for the Six Months Ended June 30
Assets
Interest rate caps	Other assets
As of June 30, 2014		$—	$0.1	$—	$0.1	$(0.1)	$(0.2)
As of December 31, 2013		$—	$0.2	$—	$0.2	$0.2	$0.2

Nonrecurring Basis — Fair Value Adjustments

For the three and six months ended June 30, 2014 and 2013, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of June 30, 2014 and December 31, 2013 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of June 30, 2014 and December 31, 2013 are as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,047.6	$1,058.7	$1,029.1	$1,015.4

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

Effective July 31, 2013, we entered into a series of agreements with Behringer in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services that were previously employees of Behringer. Accordingly, as of July 1, 2014, we receive limited services from Behringer. See further discussion of the transaction and amounts paid to Behringer in relation to the transition at Note 12, “Transition Expenses.”

Through June 30, 2014, Behringer was paid fees and reimbursements under the terms of amended advisory and property management agreements that included a reduction of certain fees and expenses paid to Behringer under the prior agreements as discussed further below. As of June 30, 2014, the amended advisory agreement was terminated and the property management agreement was assigned to us.

Prior to July 31, 2013, Behringer received acquisition and advisory fees of 1.75%, based on our stated or back-end ownership percentage, of (1) the contract purchase price paid or allocated in respect of the development, construction or improvement of each asset acquired directly by us, including any debt attributable to these assets, or (2) when we make an investment indirectly through another entity, our pro rata share, based on our stated or back-end ownership percentage, of the gross asset value of real estate investments held by that entity. Fees due in connection with a development or improvements are based on amounts approved by our board of directors and reconciled to actual amounts at the completion of the development or improvement.  Behringer also received a fee based on 1.75% of the funds advanced in respect of a loan or other investment.

Effective August 1, 2013 through June 30, 2014, the rate for acquisitions that were identified and agreed to as of the Initial Closing remained unchanged at 1.75%, and for all other acquisitions, the rate was reduced to 1.575% of the defined costs.

Additionally through June 30, 2014, Behringer received a non-accountable acquisition expense reimbursement in the amount of 0.25%, based on our stated or back-end ownership percentage, of (1) the funds paid for purchasing an asset, including any debt attributable to the asset, plus the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve, and (2) funds advanced in respect of a loan or other investment.  We also paid third parties or reimbursed Behringer for acquisition related expenses or closing costs incurred on our behalf.

For the three and six months ended June 30, 2014, Behringer earned acquisition and advisory fees, including the acquisition expense reimbursement and net of credits provided to us per the Self-Management Transition Agreements, of approximately $2.6 million and $4.4 million, respectively. For the three and six months ended June 30, 2013, Behringer earned acquisition and advisory fees, including the acquisition expense reimbursement, of approximately $4.4 million and $7.8 million, respectively. We capitalized all of the fees to our development projects as construction in progress for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, acquisition and advisory fees related to 19 of our developments were subject to final reconciliation to actual amounts as described above.

Prior to July 31, 2013, Behringer received debt financing fees of 1% of the amount available to us under debt financing which was originated, assumed or refinanced by or for us. Subsequent to July 31, 2013, Behringer receives debt financing fees based on our pro rata share of the debt at a rate of 1% on debt financings identified as of the Initial Closing and other debt financings will incur fees at a rate of 0.9% through June 30, 2015. For any debt financing obtained for us on our wholly-owned assets, Behringer may pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the three and six months ended June 30, 2014, Behringer earned debt financing fees of approximately $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2013, Behringer has earned debt financing fees of approximately $0.3 million and $0.6 million, respectively.

Through June 30, 2014, Behringer received a monthly asset management fee for each real estate related asset held by us.  The monthly asset management fee, based on our pro rata share, was equal to 1/12th of 0.50% of the sum of the higher of the cost of investment or the value of the investment for each and every asset. Prior to July 1, 2013, Behringer, although under no contractual obligation to do so, waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, Behringer no longer waived this difference. From August 1, 2013 through June 30, 2014, we received a monthly reduction of $0.15 million per month from the amount that otherwise would have been paid in asset management fees in recognition of the transfer of the executives to the Company and the associated reduction in the duties of Behringer. For the three months ended June 30, 2014 and 2013, Behringer earned asset management fees of approximately $2.0 million and $1.9 million, respectively. For the six months ended June 30, 2014 and 2013, Behringer earned asset management fees of approximately $3.8 million and $3.7 million, respectively.

Through June 30, 2014, property management services were provided by Behringer through a property management agreement for multifamily communities with respect to which we had control over the selection of the property manager and chose to hire Behringer.  The property management agreement was assigned to us effective June 30, 2014 in connection with the Self-Management Closing. Accordingly, after June 30, 2014, we will generally collect the fees under the property management agreements from our CO-JV partners.

Property management fees paid to Behringer were equal to 3.75% of gross revenues for each community, based on our pro rata ownership of each community.  In the event that we contracted directly with a non-affiliated third party property manager in respect to a property, we paid Behringer an oversight fee equal to 0.5% of gross rental revenues of the property managed.  We reimbursed certain costs and expenses incurred by Behringer on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees and other out-of-pocket expenses that were directly related to the management of specific properties.

For the three months ended June 30, 2014 and 2013, Behringer earned property management fees, including reimbursements, of $5.8 million and $6.0 million, respectively. For the six months ended June 30, 2014 and 2013, Behringer earned property management fees, including reimbursements, of $11.3 million and $11.7 million, respectively.

As part of our reimbursement of administrative expenses, we reimbursed Behringer for any direct expenses and costs of salaries and benefits of persons employed by Behringer performing advisory services for us, provided, however, we did not reimburse Behringer for personnel and related costs incurred by Behringer in performing services under the advisory management agreement, which expired on June 30, 2014, to the extent that the employees performed services for which Behringer received a separate fee other than with respect to acquisition services provided by third parties. We also did not reimburse Behringer for the salary or other compensation of our executive officers who were employed by Behringer.

For the three months ended June 30, 2014 and 2013, Behringer was reimbursed approximately $0.6 million and $0.4 million for each respective period. For the six months ended June 30, 2014 and 2013, Behringer was reimbursed approximately $0.9 million and $0.8 million for each respective period. As of June 30, 2014 and December 31, 2013, our payables to Behringer were $0.1 million and $1.9 million, respectively.

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (amounts in millions):

	For the Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $8.8 million and $3.9 million in 2014 and 2013, respectively	$11.3	$15.5
Non-cash investing and financing activities:
Acquisition of a noncontrolling interest	—	9.0
Conversion of note receivable into an equity investment	—	4.9
Transfer of real estate from construction in progress to operating real estate	117.9	9.0
Redemptions payable	—	8.9
Stock issued pursuant to our DRIP	15.4	12.8
Distributions payable - regular	4.9	4.9
Construction costs and other related payables	83.1	34.0

17.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

 Distributions Paid

On July 1, 2014, we paid total distributions of approximately $4.9 million, of which $2.4 million was cash distributions and $2.5 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2014.

On August 1, 2014, we paid total distributions of approximately $5.0 million, of which $2.4 million was cash distributions and $2.6 million was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2014.

Suspension of Distribution Reinvestment Plan

On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors elected to suspend the DRIP effective August 24, 2014. As a result, all distributions paid for the month of August will be paid in cash and not reinvested in shares of our common stock. Our board of directors may in the future reinstate the DRIP, although we can provide no assurances as to if or when this will happen.

Suspension of Share Redemption Program

On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors also elected to suspend the SRP, effective August 14, 2014. As a result, the Company will be unable to process redemption requests with respect to the third quarter of 2014 or thereafter during such suspension. Our board of directors may in the future reinstate the SRP, although we can provide no assurances as to if or when this will happen.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Monogram Residential Trust, Inc. and its subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including, but not limited to, our ability to make accretive investments, our ability to generate cash flow to support cash distributions to our stockholders, our ability to obtain favorable debt financing, our ability to secure leases at favorable rental rates, our assessment of market rental rate trends, capital markets, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2014, and the factors described below:

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

•	the availability of cash flow from operating activities for distributions to our stockholders;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to retain our executive officers and other key personnel;

•	conflicts of interest arising out of our relationship with our former advisor, including its ownership of our Series A preferred stock;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-

looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

Any agreements filed as exhibits to this Quarterly Report on Form 10-Q have been included to provide stockholders with information regarding their terms.  They are not intended to provide via their terms any other factual information about us.  The representations, warranties, and covenants made by us in any such agreement are made solely for the benefit of the parties to the agreement as of the specific dates, including, in some cases, for the purpose of allocating risk among the parties to the agreement, may be subject to limitations agreed upon by the contracting parties and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.  Any mention or description of any document contained herein does not purport to be complete and is qualified in its entirety by reference to such agreements.

Overview

General

We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. As of June 30, 2014, all but one of our investments have been made in multifamily communities located in the top 50 metropolitan statistical areas located in the United States (“MSAs”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”

We have investments in 56 multifamily communities as of June 30, 2014.  Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 10 wholly owned investments. The remaining 46 multifamily communities are held through Co-Investment Ventures, all reported as consolidated but one, which is reported on the equity method of accounting.  The one unconsolidated multifamily community holds a debt investment.

Our investment strategy is designed to provide returns to our stockholders from a diversified portfolio. We intend to focus on acquiring and developing high quality multifamily communities that will produce increasing rental revenue and will appreciate in value. Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning which we intend to transition to core properties.

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

We have and expect to continue to utilize Co-Investment Ventures in our investment strategy. Co-Investment Ventures’ equity allows us to expand the number and size of our investments, allowing us to obtain interests in multifamily communities we might otherwise not have access to. With a larger portfolio of investments we believe we are also diversifying and managing our risk.  Accordingly, we have used Co-Investment Ventures in many of our different types of investments, including stabilized and development communities and loan investments. While co-investments can provide us with a cost effective source of capital and increased returns on our invested capital, this strategy may prolong the period to deploy our available cash balances and realize returns on investments.

The inflow of capital into the multifamily sector and the favorable renter demand fundamentals have positively benefited our multifamily valuations and operations. These trends have also led to increased competition for stabilized and development multifamily investments, particularly in the markets and with the quality and characteristics that we target. During these periods, we will still continue to evaluate stabilized and development investments and seek out investments and structures that meet our investment requirements and where our liquidity, financial strength and experience allow us to differentiate our offers from other buyers.

Transition to Self-Managed Company

We closed on our transition to a self-managed company on June 30, 2014, effectively terminating the advisory and property management services previously provided by our former external advisor, Behringer Harvard Multifamily Advisors I, LLC and its affiliates (collectively “Behringer”) except for the following administrative services: shareholder services and debt financing services. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. Accordingly, as of July 1, 2014, we receive limited shareholder and debt financing services from Behringer, and we operate as a self-managed company. For additional information regarding our transition to a self-managed company, see Note 12, “Transition Expenses” in Part I, Item I, “Financial Statements” of this Quarterly Report on Form 10-Q.

For more information regarding these arrangements, please refer to exhibits filed with our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, and our Current Report on Form 8-K filed with the SEC on August 6, 2013, each available at www.sec.gov or our website at www.monogramres.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in the primary portion of our initial public offering (“Initial Public Offering”) on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  From March 1, 2013 through the payment of distributions on August 1, 2014, the DRIP offering price was $9.53 per share, based on approximately 95% of our estimated per share value which was established on March 1, 2013. For the six months ended June 30, 2014 and 2013, the DRIP offering price averaged $9.53 and $9.49, respectively.  As of June 30, 2014, we have sold approximately 17.6 million shares under our DRIP for gross proceeds of approximately $167.4 million.  There are approximately 82.4 million shares remaining to be sold under the DRIP as of June 30, 2014. However, on August 12, 2014, our board of directors elected to suspend the DRIP effective August 24, 2014. See Item 5 in Part II of this Quarterly Report on Form 10-Q for more information regarding the suspension of the DRIP.

Shares of our common stock are not currently listed on a national securities exchange.  However, on August 12, 2014, our board of directors authorized us to begin the process of exploring a potential listing on a national securities exchange. See Item 5 in Part II of this Quarterly Report on Form 10-Q.

Distributions

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders equal to a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share) for the period from April 1, 2012 through September 30, 2014.  See further discussion under “Distribution Activity” below.

Co-Investment Ventures

As of June 30, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include third-party national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.”

The table below presents a summary of our Co-Investment Ventures.  The effective ownership ranges are based on our share of contributed capital in the multifamily investment. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	June 30, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	90% to 100%	4	90% to 100%
	46		45

(a)
Includes one unconsolidated investment as of June 30, 2014 and December 31, 2013. Also, as of June 30, 2014 and December 31, 2013, includes Developer Partners in 19 and 16 multifamily communities, respectively.

Structure of Co-Investment Ventures

We are the general partner and/or managing member of each of the separate Co-Investment Ventures. With respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary real estate investments trusts (“REITs”), and the agreements may require the investments to be sold by selling the interests in the subsidiary REITs rather than as property sales.

PGGM invests with us in PGGM CO-JVs through the Master Partnership, a joint venture with Stichting Depositary PGGM Private Real Estate Fund. Capital contributions are made pro rata in accordance with the partner’s respective ownership interest in the PGGM CO-JV. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership. As the general partner of the Master Partnership, we are entitled to a promoted interest if PGGM’s investments exceed certain performance returns. We also receive fees related to asset management, and for certain financing and disposition transactions. As of June 30, 2014, PGGM has unfunded commitments of approximately $48.1 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $71.2 million. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $33.0 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $33.0 million, our co-investment share would be approximately $41.1 million assuming a standard 45% ownership of each investment by PGGM. The Master Partnership intends to make new co-investments in traditional “Class A” multifamily residential properties, such as garden apartments, mid-rise apartments or high-rise apartment complexes, that either are to be developed or are in the process of being developed, or for which development has been completed and a certificate of occupancy has been issued not more than ten years prior to the PGGM CO-JV’s acquisition of an interest in such co-investment. Subject to certain limitations, prior to making, or permitting any of our affiliates or entities formed or advised by us to make, an investment that fits within these parameters, we must first offer PGGM an opportunity to co-invest until PGGM’s maximum potential capital commitment is reached.

As of June 30, 2014, the MW Co-Investment Partner has invested in 14 joint ventures with us, each with a 45% ownership interest. We do not currently have an arrangement with the MW Co-Investment Partner for additional investments with us. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership interest. Capital contributions are made pro rata in accordance with ownership interests.

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

In a number of instances, rather than make an investment in a Developer CO-JV on our own, we may make such an investment with PGGM through a PGGM CO-JV. The PGGM CO-JV is then the direct beneficiary and obligor for the Developer CO-JV, where we and PGGM participate through our respective ownership interests. As the general partner of the Master Partnership and each PGGM CO-JV, we continue to exercise our control rights, subject to the provisions of the Master Partnership as discussed above. Accordingly, for simplicity, we continue to refer to such investments as PGGM CO-JVs. As of June 30, 2014, we and PGGM are partners in 19 such development projects through PGGM CO-JVs that have, in turn, partnered with Developer Partners. Of these 19 projects, as of June 30, 2014, five are operating properties, two are developments in lease up and 12 are in development.

For these 19 PGGM CO-JVs, the PGGM CO-JVs have made and may make additional equity and/or debt investments in property entities (“Property Entities”) with third-party developers/owners. These Property Entities own multifamily operating communities or development communities. Each Property Entity is a separate legal entity for the sole purpose of holding its respective operating property or development project and obtaining legally separated debt and equity financing. These Property Entities are specifically structured but generally have structures in which the PGGM CO-JV is the managing member or general partner and the other owners have certain approval rights over protective decisions, which effectively require all owners to agree before these actions can be taken. These decisions usually include actions pertaining to admittance or transfer of owners, sale of the property, and financing. The PGGM CO-JV generally provides the greater proportion of the equity capital, which generally ranges from 60% to 90%, but in some instances can be 100% of the equity capital. The third party equity owners in Property Entities generally have buy/sell rights with respect to the ownership interest in the Property Entities.

Co-Investment Venture Partners

PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor as of June 2014, PGGM’s sponsor managed approximately 167 billion euro (approximately $229 billion, based on exchange rates as of June 30, 2014) in pension assets for over 2.5 million people.

The MW Co-Investment Partner is a partnership between Heitman Capital Management LLC (“Heitman”) and NPS.  NPS is the 99.9% limited partner and Heitman is indirectly the 0.1% general partner of the MW Co-Investment Partner. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of March 2014, the NPS fund estimated its total value at 426 trillion won (approximately $431 billion, based on exchange rates as of June 30, 2014), and counted over 3.3 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Partner does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.

For our Developer CO-JVs, the Developer Partners are third party national or regional domestic developers.

As of June 30, 2014, we believe all of our Co-Investment Venture partners and Developer Partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

Property Portfolio

We invest in a geographically diversified equity and debt multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and MSAs (with respect to MSAs, we only identify the largest city for each MSA):

•	Florida — Includes communities in Miami, FL MSA, and Orlando, FL MSA.

•	Georgia — Includes communities in Atlanta, GA MSA.

•	Mid-Atlantic — Includes the states of Virginia, Maryland and New Jersey. Includes communities in Washington, DC MSA and Philadelphia, PA MSA.

•	Mid-West — Includes the state of Illinois. Includes a community in Chicago, IL MSA.

•	Mountain — Includes the states of Arizona, Colorado and Nevada. Includes communities in Phoenix, AZ MSA, Denver, CO MSA, and Las Vegas, NV MSA.

•	New England — Includes the state of Massachusetts. Includes communities in Boston, MA MSA.

•	Northern California — Includes communities in San Francisco, CA MSA and Santa Rosa, CA MSA.

•	Southern California — Includes communities in Los Angeles, CA MSA and San Diego, CA MSA.

•	Texas — Includes communities in Austin, TX MSA, Dallas, TX MSA, and Houston, TX MSA.

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our stabilized multifamily communities as of June 30, 2014 and December 31, 2013. Physical occupancy rates and monthly rental rates per unit as of December 31, 2013 exclude data for multifamily communities sold in 2014:

	June 30, 2014		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of
	Stabilized	Number of	June 30,	December 31,	June 30,	December 31,
Geographic Region	Communities	Units	2014	2013	2014	2013
Florida	3	884	95%	94%	$1,550	$1,509
Georgia	1	283	94%	96%	1,368	1,334
Mid-Atlantic	5	1,412	93%	94%	1,949	1,959
Mid-West	1	298	98%	94%	2,265	2,254
Mountain	5	1,594	94%	93%	1,386	1,360
New England	3	772	97%	96%	1,544	1,513
Northern California	5	953	96%	95%	2,535	2,335
Southern California	4	889	95%	95%	2,064	2,029
Texas	6	2,068	94%	95%	1,475	1,454
Totals	33	9,153	95%	95%	$1,736	$1,685

(a)       Physical occupancy is defined as the residential units occupied for stabilized multifamily communities as of June 30, 2014 or December 31, 2013 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of June 30, 2014, the total gross leasable area of retail space for all of these communities is approximately 157,000 square feet, which is approximately 2% of total rentable area.  As of June 30, 2014, all of the communities with retail space are stabilized, and approximately 77% of the 157,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)       Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2014 and December 31, 2013 for stabilized multifamily communities.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended June 30, 2014 and 2013, these other charges were approximately $4.4 million and $4.2 million, respectively, approximately 9% and 8% of total revenues, respectively. For the six months ended June 30, 2014 and 2013, these other charges were approximately $8.6 million and $8.4 million, respectively, approximately 8% of total revenues for both periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents the number of operating communities and units by geographic region for our equity investments in lease up as of June 30, 2014 and December 31, 2013:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Florida	—	1	—	180	—	71%
Northern California	—	1	—	202	—	88%
Texas	1	—	231	—	52%	—
Totals	1	2	231	382	52%	80%

The table below presents the number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	2	564	2	564
Georgia	1	329	1	327
Mid-Atlantic	2	827	2	827
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	2	301	1	180
Southern California	3	1,067	2	557
Texas	5	1,531	6	1,762
Total equity investments	18	5,409	17	5,007
Debt investments:
Florida	1	321	1	321
Mountain (a)	1	388	1	388
Texas (b)	2	804	2	804
Total debt investments	4	1,513	4	1,513
Total developments	22	6,922	21	6,520

(a)         As of June 30, 2014 and December 31, 2013, the multifamily community underlying the loan investment has been completed and is currently in lease up.

(b)	Includes both an unconsolidated loan investment and a loan investment in a multifamily community completed in 2013 and currently in lease up as of June 30, 2014 and December 31, 2013.

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

Real Estate Investment Activity

During the last two years, the Company has made significant new investments in multifamily communities, primarily investments in developments. As development investments are made and progress through lease up, we have experienced changes in operating results. Of our 14 developments under construction as of June 30, 2014, we expect to commence leasing for seven communities in 2014 and seven communities in 2015. Further, as we have sold certain investments and invested the proceeds in developments and debt investments in developments, the mix of our investments has changed, which also contributed to other fluctuations in operations.

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of June 30, 2014, December 31, 2013, and June 30, 2013 is as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Reporting Classifications:
Consolidated investments	55	54	50
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	56	55	51
Investment Classifications:
Equity investments
Stabilized communities	33	32	33
Lease up (including developments in lease up)	3	2	1
Development (pre-development and under development and construction)	16	17	13
Total equity investments	52	51	47
Debt investments
Mezzanine loans (including one stabilized community)	4	4	4
Total debt investments	4	4	4
Total investments	56	55	51

Transition to Self-Managed Company

As discussed in “Overview — Transition to Self-Managed Company” above, we became a self-managed company on June 30, 2014, effectively terminating the advisory and property management services provided by Behringer. As a result of these arrangements and transactions, we expect to begin to have higher direct costs of administration, primarily related to compensation, office and transition costs, and reductions in management fees and expenses. Each of these is separately addressed below.

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. Effective July 1, 2014, we have hired additional employees to fully staff our corporate and property management operations. For the three and six months ended June 30, 2014, we incurred $0.9 million and $1.7 million of compensation and related expenses. We did not incur any such compensation expenses during the same period of 2013. After June 30, 2014, we expect to benefit from eliminated or reduced advisory and property management fees and cost reimbursements. Going forward, our new expenses are subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

Prior to June 30, 2014, we reimbursed Behringer for a portion of its office space and office support costs related to our operations. After June 30, 2014, our office costs will largely be a function of costs associated with our new corporate headquarters. See further discussion of our corporate office lease at Note 13, “Commitments and Contingencies” to the consolidated financial statements in Item 1. We also anticipate incurring costs for office equipment, supplies, consultants and related administrative expenses. These increases in costs could be recognized directly as general and administrative expenses or included in depreciation and amortization expense.

The Self-Management Transition Agreements provide for transition services and related costs, which have been paid or are to be paid through September 30, 2014 to Behringer. These primarily include (1) transition services paid through September 30, 2014 of approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and

$1.25 million which was paid on June 30, 2014 and (2) $3.5 million for certain intangible assets, rights and contracts which was paid on June 30, 2014. We expect portions of the future payments to be expensed in future periods where certain of these expenses could be direct transition expenses while others may be included as amortization or depreciation expense. For the three and six months ended June 30, 2014, we incurred $2.6 million and $2.8 million of expenses with Behringer in connection with the Self-Management Transition Agreements. For the three and six months ended June 30, 2014, we also incurred, on our own account, approximately $2.5 million and $2.9 million, respectively, of transition costs, primarily related to legal and financial consulting costs, insurance and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”). For the three and six months ended June 30, 2013, we incurred, on our own account, approximately $0.3 million and $0.4 million, respectively, of transition costs, primarily related to legal and financial consulting costs.

For the three and six months ended June 30, 2013, before entering into the Self-Management Transition Agreements, the Company incurred $1.9 million and $3.7 million, respectively, in quarterly asset management expenses paid to Behringer, and an additional quarterly reimbursement to Behringer of approximately $0.4 million and $0.8 million, respectively. Under the Self-Management Transition Agreements, we received a reduction of $0.5 million per quarter through June 30, 2014, which substantially offset increased fees on new investments. For the three and six months ended June 30, 2014, we incurred $2.0 million and $3.8 million, respectively, in quarterly asset management fees and $0.6 million and $0.9 million, respectively, in reimbursements. Subsequent to June 30, 2014, all asset management fees were eliminated. However, as discussed above, we expect an increase in employee compensation expense, which will in part, help us manage our assets.

Similarly, for the three and six months ended June 30, 2013, before entering into the Self-Management Transition Agreements, the Company incurred $6.0 million and $11.7 million, respectively, in quarterly property management fees paid to Behringer. For the three and six months ended June 30, 2014, these amounts decreased to $5.8 million and $11.3 million, respectively. After June 30, 2014, these costs were eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. We will also benefit from the collection of property management fees which are attributable to the noncontrolling interest owners. In addition, the Company paid to Behringer the reimbursement of expenses related to the property management agreement. These reimbursements to Behringer were eliminated on June 30, 2014; however, many of these expenses are now our responsibility, the largest portion being compensation for on-site and corporate property management personnel and related overhead.

The items noted above will be included in our reported consolidated net income (loss). In addition, the purchase of the 1% general partner interest (the “GP Master Interest”) in Monogram Residential Master Partnership I LP (the “Master Partnership”) at the Initial Closing for $23.1 million which has been eliminated in preparing our consolidated financial statements, has had and is expected in the future to have a positive impact on our net income (loss) attributable to noncontrolling interests. This is primarily related to the asset management fee income we will begin to receive. While this is eliminated in the consolidated net income (loss), this benefit will increase the net income (or reduce the net loss) attributable to common stockholders by approximately $0.2 million to $0.3 million per quarter, based on current operations.

The above discussions related to investment activity and the transition to self-management have affected the comparability of our financial statements as of and for the three and six months ended June 30, 2014 as compared to the same period of 2013. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

Net Operating Income

In our review of operations, we define net operating income (“NOI”) as consolidated rental revenue less consolidated property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as general and administrative expenses, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  In addition, we review our stabilized multifamily communities on a comparable basis between periods, referred to as “Same Store.”  Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  We consider a property to be stabilized upon the earlier of 90% occupancy or one year after completion.

The tables below reflect the number of communities and units as of June 30, 2014 and 2013 and rental revenues, property operating expenses and NOI for the three and six months ended June 30, 2014 and 2013 for our Same Store operating portfolio as well as other properties in continuing operations:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenue
Same Store	$45.7	$44.5	$1.2	$91.0	$88.0	$3.0
2013 acquisition	1.9	—	1.9	3.8	—	3.8
Developments	3.4	1.3	2.1	6.1	2.7	3.4
Multifamily community sold subsequent to June 30, 2013 (b)	—	0.9	(0.9)	0.3	1.8	(1.5)
Total rental revenue	51.0	46.7	4.3	101.2	92.5	8.7

Property operating expenses, including real estate taxes
Same Store	17.8	17.4	0.4	35.4	34.4	1.0
2013 acquisition	0.7	—	0.7	1.4	—	1.4
Developments	2.3	0.8	1.5	4.0	1.4	2.6
Multifamily community sold subsequent to June 30, 2013 (b)	—	0.3	(0.3)	0.2	0.6	(0.4)
Total property operating expenses, including real estate taxes	20.8	18.5	2.3	41.0	36.4	4.6

NOI
Same Store	27.9	27.1	0.8	55.6	53.6	2.0
2013 acquisition	1.2	—	1.2	2.4	—	2.4
Developments	1.1	0.5	0.6	2.1	1.3	0.8
Multifamily community sold subsequent to June 30, 2013 (b)	—	0.6	(0.6)	0.1	1.2	(1.1)
Total NOI	$30.2	$28.2	$2.0	$60.2	$56.1	$4.1

	June 30,
	2014	2013	Change
Number of Communities (a)
Same Store	30	30	—
2013 acquisition	1	—	1
Developments	2	1	1
Multifamily community sold subsequent to June 30, 2013 (b)	—	1	(1)
Total Number of Communities	33	32	1

Number of Units (a)
Same Store	8,378	8,378	—
2013 acquisition	202	—	202
Developments	804	272	532
Multifamily community sold subsequent to June 30, 2013 (b)	—	188	(188)
Total Number of Units	9,384	8,838	546

(a)    Only includes communities with operating revenue.

(b)
During the period from January 1, 2013 to June 30, 2013, we also sold three communities, representing 863 units. These sales were reported as discontinued operations, and accordingly the related operating results for the periods presented are not reflected in the table. See discussion of operating results of these properties below in “Discontinued Operations.”

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

The three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Rental Revenues.  Rental revenues for the three months ended June 30, 2014 were $51.0 million compared to $46.7 million for the three months ended June 30, 2013.  Same Store revenues, which accounted for approximately 90% of total rental revenues for 2014 increased approximately 3% or $1.2 million.  The majority of this increase in same store revenues is related to a 2% increase in the monthly rental revenue per unit from $1,679 as of June 30, 2013 to $1,720 as of June 30, 2014. On a weighted average basis, occupancy declined approximately 0.2% during the three months ended June 30, 2014 compared to the same period of 2013 and decreased approximately 1% as of June 30, 2014 compared to the occupancy as of June 30, 2013. Developments in lease up produced rental revenues of $3.4 million for the three months ended June 30, 2014, an increase of $2.1 million from the comparable period in 2013. Acquisitions completed in 2013 added $1.9 million to rental revenues for the three months ended June 30, 2014. Offsetting these increases was the decrease in rental revenue of $0.9 million for the three months ended June 30, 2014 related to a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended June 30, 2014 and 2013 were $21.3 million and $18.5 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 86% of total property operating expenses and real estate taxes for 2014. The increase of $0.4 million related to the increase in Same Store real estate taxes was driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments which were held for a full quarter in 2014 accounted for $2.2 million of the increase in total property operating and real estate tax expenses.

Asset Management Fees. Asset management fees for the three months ended June 30, 2014 increased by $0.1 million compared to the same period of 2013. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an approximate increase of $0.5 million. Prior to July 1, 2013, Behringer waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, Behringer no longer waived this difference. Offsetting the increase for the three months ended June 30, 2014, we received a reduction of $0.5 million from Behringer as a part of the Self-Management Transition Agreements. As previously discussed, we will no longer incur asset management fees after June 30, 2014.

General and Administrative Expenses.  General and administrative expenses increased by $1.6 million for the three months ended June 30, 2014 compared to the same period of 2013. Approximately $0.9 million of the increase related to compensation and related expenses for our 2014 employees. We did not incur any compensation expense for the comparable period of 2013. The remaining increase is primarily related to increased reimbursement of administrative expenses to Behringer of $0.3 million and expense related to restricted stock units issued to the board of directors of $0.2 million for the three months ended June 30, 2014 as compared to the same period of 2013.

 Transition Expenses. During the three months ended June 30, 2014, we incurred $5.1 million of transition expenses related to our transition to becoming a self-managed company. See further discussion above under “Transition to Self-Managed Company.” These expenses relate to amounts paid and/or due to Behringer in connection with the self-management transaction of approximately $2.6 million and other expenses of $2.5 million, primarily legal, insurance costs, financial advisors, consultants and costs of the Special Committee of the board of directors.

Interest Expense. For the three months ended June 30, 2014 and 2013, we incurred total interest charges of $9.6 million and $8.5 million, respectively. For the three months ended June 30, 2014 and 2013, we capitalized interest expense of $4.7 million and $2.2 million, respectively, and accordingly, recognized net interest expense for the three months ended June 30, 2014 and 2013 of approximately $4.9 million and $6.3 million, respectively. The decrease in net interest expense was principally due to a $2.5 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was approximately $23.3 million and $20.5 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 as well as depreciation expense related to two multifamily communities completed in 2013 and transferred to operating real estate in the fourth quarter of 2013.

Discontinued Operations. Loss from discontinued operations for the three months ended June 30, 2013 include the operating results of the four multifamily communities sold in 2013. The gain of $31.4 million for the three months ended June 30, 2013 represents the gain recognized from the sales of Cyan and Halstead.  Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the three months ended June 30, 2014.

The six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Rental Revenues.  Rental revenues for the six months ended June 30, 2014 were $101.2 million compared to $92.5 million for the six months ended June 30, 2013.  Same Store revenues, which accounted for approximately 90% of total rental revenues for 2014 increased approximately 3% or $3.0 million.  The majority of this increase is related to a 2% increase in the monthly rental revenue per unit from $1,679 as of June 30, 2013 to $1,720 as of June 30, 2014. On a weighted average basis, occupancy increased approximately 0.1% during the six months ended June 30, 2014 compared to the same period of 2013 and decreased approximately 1% as of June 30, 2014 compared to the occupancy as of June 30, 2013. Developments in lease up produced rental revenues of $6.1 million for the six months ended June 30, 2014, an increase of $3.4 million from the comparable period in 2013. Acquisitions completed in 2013 added $3.8 million to rental revenues for the six months ended June 30, 2014. Offsetting these increases was the decrease in rental revenue of $1.5 million related to the change in revenue for a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the six months ended June 30, 2014 and 2013 were $41.5 million and $36.4 million, respectively.  Same Store property operating expenses and real estate taxes, which accounted for approximately 86% of total property operating expenses and real estate taxes for 2014, increased approximately $1.0 million.  Increases in Same Store real estate taxes of approximately $1.1 million were driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments which were held for two full quarters in 2014 accounted for $4.0 million of the increase in total property operating and real estate tax expenses.

Asset Management Fees. Asset management fees for the six months ended June 30, 2014 increased by $0.2 million compared to the same period of 2013. Increase in our gross real estate costs and investment values, the primary input to the calculation of asset management fees, resulted in an increase of $1.1 million. Prior to July 1, 2013, Behringer waived the difference between asset management fees calculated on the basis of appraised value of our investments and asset management fees calculated on the basis of cost of our investments. Effective July 1, 2013, Behringer no longer waived this difference. Offsetting the increase for the six months ended June 30, 2014, we received a reduction of $0.9 million from Behringer as a part of the Self-Management Transition Agreements. As previously discussed, we will no longer incur asset management fees after June 30, 2014.

General and Administrative Expenses.  General and administrative expenses increased by $2.7 million for the six months ended June 30, 2014 compared to the same period of 2013. Approximately $1.7 million of the increase related to compensation and related expenses for our 2014 employees. We did not incur any compensation expense for the comparable period of 2013. The remaining increase is primarily related to expense associated with the restricted stock units issued to the board of directors of $0.4 million and increased audit fees of $0.2 million for the six months ended June 30, 2014 as compared to the same period of 2013.

 Transition Expenses. During the six months ended June 30, 2014, we incurred $5.7 million of transition expenses related to our transition to becoming a self-managed company compared to $0.4 million for the six months ended June 30, 2013. See further discussion above under “Transition to Self-Managed Company.” These expenses relate to amounts paid and/or due to Behringer in connection with the self-management transaction of approximately $2.8 million and other expenses of $2.9 million, primarily legal, insurance, financial advisors, consultants and costs of the Special Committee of the board of directors.

Interest Expense. For the six months ended June 30, 2014 and 2013, we incurred total interest charges of $19.1 million and $16.6 million, respectively. For the six months ended June 30, 2014 and 2013, we capitalized interest expense of $8.8 million and $3.9 million, respectively, and accordingly, recognized net interest expense for the six months ended June 30, 2014 and 2013 of approximately $10.3 million and $12.7 million, respectively. The decrease in net interest expense was principally due to a $4.9 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2014 and 2013 was approximately $46.3 million and $41.2 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 as well as depreciation expense related to two multifamily communities completed in 2013 and transferred to operating real estate in the fourth quarter of 2013.

Gain on Sale of Real Estate. Gain on sale of real estate for the six months ended June 30, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”). As discussed in Note 4, “Real Estate Investments,” to the consolidated financial statements in Item 1, the disposition of Tupelo Alley was not considered a discontinued operation. Sales of real estate during 2013 were considered discontinued operations, and accordingly are discussed in the paragraph below.

Discontinued Operations. Loss from discontinued operations for the six months ended June 30, 2013 include the operating results of the four multifamily communities sold in 2013. The gain of $38.2 million for the six months ended June 30, 2013 represents the gain recognized from the sales of three multifamily communities during the six months ended June 30, 2013. Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the six months ended June 30, 2014.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three and six months ended June 30, 2014 and 2013, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2013 to June 30, 2014.

Total real estate, net increased approximately $189.5 million during 2014. This increase was principally as a result of $265.7 million of expenditures related to our development portfolio during the six months ended June 30, 2014. This increase was partially offset by the sale of a multifamily community carried at a net book value of $36.5 million in 2014 and depreciation expense of $43.0 million for the six months ended June 30, 2014. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $118.4 million principally as a result of the cash portion of expenditures related to the development program of $225.8 million and the repayment of a $24.0 million mortgage loan during the six months ended June 30, 2014. This decrease was partially offset by the receipt of our share of the net sales proceeds of $18.5 million from the sale of real estate during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2014, we received contributions from noncontrolling interests, net of distributions paid to noncontrolling interests, of $49.6 million. We also received proceeds of $65.3 million from draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2013 acquisition activity and the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate investing a significant portion of our available cash in multifamily investments.  We currently have significant investments in multifamily developments in various stages of completion. Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that the investment period will extend through 2015 and 2016. However, once the available cash is invested in these projects, we expect a decline in our acquisition and development activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Cash flows provided by operating activities for the six months ended June 30, 2014 were $24.0 million as compared to cash flows provided by operating activities of $43.6 million for the same period in 2013.  The decrease in cash provided by operating activities is primarily attributable to approximately $12.7 million of payments related to our transition to self-management, which included compensation expense, transition payments to Behringer in accordance with the Self-Management Transition Agreements, corporate furniture, fixtures and equipment and other general and administrative expenses related to our transition. For the six months ended June 30, 2013, we did not pay any compensation expense and only paid $0.4 million of transition expenses. Interest collections for the six months ended June 30, 2013 exceeded interest collections for the six months ended June 30, 2014 by $4.3 million. Insurance and real estate tax net payments increased by approximately $1.1 million for the six months ended June 30, 2014 compared to the same period of 2013.

Cash flows used in investing activities for the six months ended June 30, 2014 were $201.5 million compared to cash flow used in investing activities of $47.9 million during the comparable period of 2013.  The increase in cash used in investing activities was principally due to the increase of $121.3 million in expenditures related to our development portfolio during the six months ended June 30, 2014 compared to the same period of 2013. We expect capital expenditures related to our development program to be a significant use of cash during the remainder of 2014 and through 2016. Additionally, proceeds from the sales of real estate decreased for the six months ended June 30, 2014 compared to same period in 2013 as we only sold one property in 2014 compared to three properties in the comparable period of 2013. Also, cash flows used in investing decreased by $7.4 million due to fewer advances on notes receivable for the six months ended June 30, 2014 compared to the same period in 2013. As of June 30, 2014, all notes receivable commitments have been funded.

Cash flows provided by financing activities for the six months ended June 30, 2014 were $59.1 million compared to cash flows used in financing activities of $102.4 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, we received proceeds from draws under construction loans of $65.3 million and repaid a $24.0 million mortgage payable.  During the six months ended June 30, 2013, we repaid mortgages payable of $71.7 related to our sales of real estate and received mortgage proceeds of $25.1 million related to new financing. During the six months ended June 30, 2014, we distributed $25.9 million to noncontrolling interests as compared to $39.3 million for the comparable period of 2013, a decrease of $13.4 million. The distributions in 2013 included proceeds from the sale of two CO-JVs of approximately $14.9 million. In 2014, there was one sale of a CO-JV, resulting in 2014 distributions of $14.6 million. The proceeds from these sales are reported in investing activities above. Further in 2013, there were distributions related to refinancings of approximately $11.4 million with no similar refinancing distributions in 2014. Also these 2013 and 2014 CO-JV sales further decreased operating distributions to noncontrolling interests in 2014 as compared to 2013 by approximately $1.8 million. Redemptions of $14.0 million were paid during the six months ended June 30, 2014. No redemptions were paid during the comparable period of 2013. For the six months ended June 30, 2014, contributions from noncontrolling interests increased $72.1 million as a result of joint venture activity related to our developments.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $200.9 million as of June 30, 2014.  We intend to deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition to a self-managed company, and, to the extent necessary, for distributions to our common stockholders. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, our credit facility, and possibly other equity and debt offerings. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.  Once we have deployed these proceeds, we would expect a significant reduction in the use of funds for acquisitions, developments, other real estate and real estate-related investments.

Generally, operating cash needs include our operating expenses, general administrative expenses, and as applicable, asset management fees and transition expenses.  We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments.  However, to the extent we invest in development communities, which require time to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows.

Based on our current distribution levels of our common stock, our current operating cash flow, net of the cash requirements noted below, is insufficient to meet our total distributions, and we will be dependent on our current cash balances and on the returns from our anticipated investments to increase our operating cash flow. There is no assurance that we will be able to achieve these required returns. During these periods, as we invest and attempt to produce stabilized cash flows, we may use portions of our available cash balances to fund the distributions paid to our common stockholders, which could reduce the amount available for new investments.  Volatility in our operating performance may affect our timing in making distributions or the amount actually disbursed.  We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  As discussed below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances. Accordingly, we expect our available cash balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of June 30, 2014, our cash and cash equivalents balance was $200.9 million, compared to $319.4 million as of December 31, 2013. The decrease is primarily due to the development expenditures of $225.8 million for the six months ended June 30, 2014, partially offset by our share of the sales proceeds of $18.5 million from the sale of a multifamily community in 2014.

Our consolidated cash and cash equivalent balance of $200.9 million as of June 30, 2014 includes approximately $26.0 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

With the termination of our Initial Public Offering on September 2, 2011, we are more dependent on our cash flow from operating activities, our available cash balances and the other sources discussed herein.  Cash flow from operating activities was $24.0 million for the six months ended June 30, 2014 compared to $43.6 million for the comparable period in 2013.  As most of our investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $11.0 million and $13.1 million for the six months ended June 30, 2014 and 2013, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, general and administrative costs and fees and administrative service costs reimbursed to Behringer as they may continue after June 30, 2014. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from our recent acquisitions and anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

We expect to fund the remaining transition expenses from existing cash balances. Thereafter, we expect to fund our increased general and administrative expenses, primarily increased staff and facility expenses, from increased operating cash flows as a result of the elimination or reductions of advisory and property management fees.

Because we evaluate the performance and returns of our investments loaded for all acquisition costs, including acquisition fees paid to Behringer, we have and expect to primarily fund acquisition expenses from available cash balances, capital contributions of Co-Investment Venture partners and property related debt financing.  However, acquisition costs are a use of operating cash, and in accordance with GAAP, acquisition expenses are a deduction to cash flow from operating activities. Accordingly, to the extent our acquisition activity continues, we expect our GAAP reported cash flow from operating activities to be affected by the magnitude of our acquisitions.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders at a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share), from April 1, 2012 to September 30, 2014. We expect to fund distributions from multiple sources including (1) cash flow from our current investments, (2) our available cash balances, (3) financings and (4) dispositions.  Prior to the suspension of our DRIP effective August 24, 2014, to the extent stockholders elected to reinvest distributions under our DRIP, less cash was needed to fund distributions. During 2014 and 2013, the percentage of our regular distributions that has been reinvested has averaged approximately 52% and 53%, respectively. Effective August 24, 2014, because the DRIP will be suspended, we will need to fund all of our distributions with cash. However, our board of directors also suspended our share redemption program (“SRP”) effective August 14, 2014, which will eliminate our use of cash to fund redemptions as long as the SRP remains suspended. If the SRP is reinstated, it could negatively impact our liquidity depending on (a) the number of shares we redeem, (b) the price at which we redeem shares, and (c) the sources of funding for such redemptions.

After the June 2014 redemption payments made in accordance with the SRP, the Company has unfulfilled redemption requests of approximately $17.0 million, representing 2.0 million shares. If our board of directors was to reinstate the SRP, the funding for share redemptions could be from our available cash, which could affect amounts available for investment. If borrowings are used to fund redemptions, this could affect the amount and terms of our debt financing. If we dispose of investments to fund redemptions, this could affect our future operating performance. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our SRP.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of June 30, 2014.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done currently. The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of June 30, 2014, we may make total draws of approximately $138.1 million.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	June 30, 2014		For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Borrowings	$10.0	2.23%	$10.0	2.23%	$10.0	$10.0	2.24%	$10.0

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

As discussed above, we expect to use a substantial portion of our available cash for additional investments in acquisitions and developments of multifamily communities, and to a lesser extent multifamily operating and debt investments.  The actual amount invested will depend on the extent to which we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds for distributions related to our common stock or other uses. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of June 30, 2014, PGGM has unfunded commitments of approximately $48.1 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $71.2 million. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $33.0 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $33.0 million, our co-investment share would be approximately $41.1 million assuming a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 167 billion euro (approximately $229 billion, based on exchange rates as of June 30, 2014) in pension assets for over 2.5 million people as of June 2014.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

We anticipate using our available cash and other sources described in this section to fund any amounts required. We expect that most of these fundings will be in PGGM CO-JVs, where we will be the controlling partner with partial economic interests.

 The MW Co-Investment Partner does not have any commitment for any additional investments.

As of June 30, 2014, we have 21 Developer CO-JVs, 19 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 21 Developer CO-JVs, five are operating, two are in lease up and 14 are in development. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of June 30, 2014, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV, all of which are fully funded.  We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. During 2013, we completed such an acquisition, acquiring the Vara multifamily community initially for all cash in July 2013 and placing mortgage financing on the property in December 2013. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. As of June 30, 2014, all but four loans, other than borrowings under our credit facility, are individually secured property debt.

Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  If we have provided full or partial guarantees for the repayment of debt, the portion of the debt that is guaranteed is considered a company level debt. As of June 30, 2014, there are four construction loans with such partial guarantees with total commitments of $109.7 million, $53.3 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $17.6 million and our outstanding guarantees for these construction loans as of June 30, 2014 is $9.5 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality multifamily communities. As of June 30, 2014, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  As of June 30, 2014, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately 3.8 years.

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

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. These loan amounts usually range between 50% and 70% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of June 30, 2014, we have closed seven construction loans and expect to close additional loans which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of June 30, 2014, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at June 30, 2014 was 0.16%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.3	3.95%	2018 to 2020	$87.3
Construction loans - variable interest rates (c)	9.5	Monthly LIBOR + 2.12%	2017 to 2018 (b)	9.5
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	106.8			106.8

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	830.9	3.73%	2015 to 2020	458.0
Permanent mortgage - variable interest rate	12.1	Monthly LIBOR + 2.35%	2017	6.7
Construction loans - fixed interest rate (c)	41.1	4.17%	2016 to 2018	21.8
Construction loans - variable interest rates (c)	61.2	Monthly LIBOR + 2.12%	2016 (b)	33.9
	945.3			520.4
Plus: Unamortized adjustments from business combinations	5.5
Total Co-Investment Venture Level - Consolidated	950.8
Total all levels	$1,057.6			$627.2

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

(c)
As of June 30, 2014, $111.8 million has been drawn on the construction loans. The portion of the debt guaranteed by the Company is reported as Company level debt with the remainder of the outstanding balance reported as Co-Investment Venture level debt. See the section below for additional information on our development activity.

The balance of our construction loans outstanding as of June 30, 2014 is $111.8 million. The maximum commitment, remaining balance available for draw and the outstanding balance of our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$194.5	$94.4	$100.1	$53.5
Operating	21.9	17.4	4.5	2.5
Total	$216.4	$111.8	$104.6	$56.0

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2014, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which a Co-Investment Venture has not made an equity investment.

As of June 30, 2014, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
July through December 2014	$—	$3.3	$1.8
2015	0.2	83.6	46.2
2016	0.6	175.9	107.7
2017	17.5	224.0	139.2
2018	33.6	165.1	124.2
Thereafter	54.9	293.4	217.9

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of June 30, 2014, approximately 70% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments.  As of June 30, 2014, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 43%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of between 50 and 60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of June 30, 2014, four multifamily communities (two of which are wholly owned and two of which are held through our Co-Investment Ventures) with combined total carrying values of approximately $171.3 million were not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also sell debt or equity securities of the Company.

Our development investment activity includes both equity and loan investments (including one unconsolidated loan investment through a PGGM CO-JV). Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans and land loans.

We classify our development investments as follows:

•
Lease up - A multifamily community is considered in lease up when the community has begun leasing. A certificate of occupancy may be obtained as units are completed in phases, and accordingly, lease up may occur prior to final completion of the building. A multifamily community is considered complete when substantially constructed and capable of generating all significant revenue sources.

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

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of June 30, 2014, all of which are investments in consolidated Co-Investment Ventures (amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of June 30, 2014 (b)	Total Estimated Costs	Estimated Percent Complete (c)	Committed Development Financing (d)	Estimated Quarter (“Q”) of Completion(e)	Occupancy as of June 30, 2014
Lease up:
Arpeggio Victory Park	Dallas, TX	55%	377	$57.0	$61.7	92%	$31.3	3Q 2014	34%
4110 Fairmount	Dallas, TX	55%	299	42.2	47.9	88%	26.2	3Q 2014	20%

Under development and construction:
Blue Sol	Costa Mesa, CA	100%	113	34.9	40.0	87%	—	4Q 2014	N/A
SEVEN	Austin, TX	55%	220	39.9	62.3	64%	—	4Q 2014	N/A
Point 21	Denver, CO	55%	212	33.2	50.7	65%	28.6	1Q 2015	N/A
Everly	Wakefield, MA	55%	186	37.7	51.8	73%	26.4	1Q 2015	N/A
Muse Museum District	Houston, TX	55%	270	43.1	51.3	84%	28.5	1Q 2015	N/A
Zinc	Cambridge, MA	55%	392	82.9	191.4	43%	—	3Q 2015	N/A
1401 Mission	San Francisco, CA	55%	121	21.7	68.2	32%	—	4Q 2015	N/A
SoMa	Miami, FL	55%	418	47.6	106.1	45%	—	4Q 2015	N/A
Cyan on Peachtree	Atlanta, GA	55%	329	26.2	71.1	37%	—	4Q 2015	N/A
The Alexan	Dallas, TX	50%	365	36.6	94.7	39%	53.5	1Q 2016	N/A
The Verge	San Diego, CA	70%	444	54.1	130.2	42%	—	1Q 2016	N/A
Nouvelle	Tysons Corner, VA	55%	461	74.2	212.8	35%	—	1Q 2016	N/A

Pre-development:
Uptown Delray	Delray Beach, FL	55%	146	5.0	39.6	13%	—	1Q 2016	N/A
Renaissance Phase II	Concord, CA	55%	180	9.8	63.7	15%	—	4Q 2016	N/A
Shady Grove (f)	Rockville, MD	90%	366	21.2	96.2	22%	—	1Q 2017	N/A
Huntington Beach (f)	Huntington Beach, CA	59%	510	37.2	173.8	21%	—	4Q 2017	N/A
Total equity investments			5,409	704.5	$1,613.5	44%	$194.5		28%
Less: Construction in progress transferred to operating real estate				(77.5)
Total equity investment per consolidated balance sheet				$627.0

(a)
Our effective ownership represents our share of contributed capital and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except 1401 Mission and Renaissance Phase II.

(b)	Our share of total estimated costs, net of the Co-Investment Venture partner’s share (calculated as described in (a)), is approximately $965 million as of June 30, 2014.

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

As of June 30, 2014, we have entered into construction and development contracts with $497.3 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during 2014 and 2015 on our existing developments and additional developments in our pipeline.

In managing our development risk, our strategy is to partner with experienced developers and obtain guaranteed maximum construction contracts whenever possible. The developers will generally receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually one or two years after substantial completion. Developments also require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We plan to minimize these risks by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use available cash or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments.

Developments also entail risks related to development schedules, costs and lease up. Local governmental entities have approval rights over new developments, where the permitting process and other approvals can result in delays and additional costs. Estimated construction costs are based on labor, material and other market conditions at the time budgets are prepared. Although we intend to use guaranteed maximum construction contracts when possible, not all construction costs may be covered. In addition, actual costs may differ due to the available supply of labor and materials and as market conditions change. Rental rates at lease up are subject to local economic factors and demand, competition and absorption trends, which could be different than the assumptions used to underwrite the development. Accordingly, there can be no assurance that all development projects will be completed at all and/or completed in accordance with the projected schedule, cost estimates or revenue projections.

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

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  Since the beginning of 2013, we have entered into five floating rate construction loans for approximately $131.6 million of financing at a weighted average interest rate of LIBOR plus 2.1% and two fixed rate construction to permanent loans for approximately $84.8 million of financing at a weighted average interest rate of 4.2%. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of June 30, 2014, 30-day LIBOR was 0.16%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

The following table summarizes our debt investments in developments as of June 30, 2014:

Community	Location	Units	Amounts Advanced at June 30, 2014 (a)	Fixed Interest Rate	Maturity Date (b)	Effective Ownership (c)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	15.0%	January 2016	100%
Jefferson Creekside (d)	Allen, TX	444	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	15.0%	September 2016	100%
Total loans		1,513	$64.1	14.7%

(a)	As of June 30, 2014, all of the loans have been fully funded.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(c)	Effective ownership represents our current ownership percentage in the loan.

(d)	Of the total amounts advanced at June 30, 2014, $4.4 million is reflected as an investment in an unconsolidated real estate joint venture.

At the repayment of these loan investments, we may invest in other loan investments or use the proceeds for other uses as described above.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three and six months ended June 30, 2014, we spent approximately $1.8 million and $3.3 million, respectively, in recurring and non-recurring capital expenditures on existing communities. For the three and six months ended June 30, 2013, we spent approximately $1.6 million and $3.1 million, respectively, in recurring and non-recurring capital expenditures on existing communities. We currently expect our annual recurring and non-recurring non-development capital expenditures going forward, based on our current stabilized multifamily communities, to be in the range of $7.0 million to $10.0 million for the next three years.

Distribution Policy

Distributions are authorized at the discretion of our board of directors based on its analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.

In addition, there may be a lag before receiving distributable income from our investments while they are under development. During this period, we may use portions of our available cash balances and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment projects are completed and begin to generate distributable income, we would expect to have additional funds available to distribute to our stockholders.

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

Distribution Activity

The following table shows the regular distributions paid and declared for the six months ended June 30, 2014 and 2013 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions	Funds from Operations (b)	Cash Flow from Operating Activities (c)	Total Distributions Declared (d)	Declared Distributions Per Share (d)
2014
Second Quarter	$7.1	$7.8	$14.9	$7.9	$13.3	$14.7	$0.087
First Quarter	7.0	7.6	14.6	12.8	10.7	14.6	0.086
Total	$14.1	$15.4	$29.5	$20.7	$24.0	$29.3	$0.173

2013
Second Quarter	$7.1	$7.8	$14.9	$14.0	$23.1	$14.7	$0.087
First Quarter	$6.8	$7.7	$14.5	$13.7	$20.5	$14.5	0.086
Total	$13.9	$15.5	$29.4	$27.7	$43.6	$29.2	$0.173

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

(c)
Cash flow from operating activities has not been reduced by distributions to noncontrolling interests for operating activities of $11.0 million and $13.1 million for the six months ended June 30, 2014 and 2013, respectively. See paragraph below for additional discussion.

(d)          Represents distributions accruing during the period.

Regular distributions exceeded cash flow from operating activities by $5.5 million for the six months ended June 30, 2014 while cash flow from operating activities exceeded regular distributions by $14.2 million for the six months ended June 30, 2013.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the six months ended June 30, 2014, we distributed an estimated $11.0 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $13.0 million, which was less than our regular distributions by $16.5 million.  For the six months ended June 30, 2013, we distributed an estimated $13.1 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $30.5 million, which was greater than our regular distributions by $1.1 million.  Further, our regular distributions exceeded our funds from operations by $8.8 million and $1.7 million for the six month periods ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were our share of proceeds from the sale of multifamily communities and the sale of noncontrolling interests.  As of June 30, 2014, we had cash and cash equivalents balances of $200.9 million, a significant portion of which related to the sale of noncontrolling interests to PGGM in December 2013 and February 2014 and our share of 2013 and 2014 property sales. Effective August 24, 2014, because the DRIP will be suspended, we will need to fund all distributions with cash.

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

On August 12, 2014, our board of directors elected to suspend the DRIP effective August 24, 2014. See Item 5 in Part II of this Quarterly Report on Form 10-Q for more information regarding the suspension of the DRIP.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of June 30, 2014, we had one investment of $5.0 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of June 30, 2014, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of June 30, 2014, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one to two years after substantial completion of the project for a specified purchase price which at June 30, 2014, have a contractual total of approximately $33.3 million for all such Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of June 30, 2014, we have recorded approximately $26.4 million as redeemable noncontrolling interests.  These Co-Investment Ventures also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development.   Separate from put provisions, we have recorded in our June 30, 2014 consolidated balance sheets redeemable noncontrolling interests of $3.1 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2014 and December 31, 2013, we have approximately $17.0 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $497.3 million remaining to be paid as of June 30, 2014. We expect to enter into additional construction and development contracts related to our current development investments.

Estimated Per Share Value

Please refer to Item 5, in Part II of this Quarterly Report on Form 10-Q for information regarding our estimated per share value.

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

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as general and administrative expenses, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three and six months ended June 30, 2014 and 2013 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(6.9)	$(0.2)	$7.6	$(1.4)
Adjustments to reconcile income (loss) from continuing operations to NOI:
Asset management fees	2.0	1.9	3.8	3.7
General and administrative expenses	3.5	2.0	6.9	4.2
Transition expenses	5.1	0.3	5.7	0.4
Interest expense	4.9	6.3	10.3	12.7
Depreciation and amortization	23.3	20.5	46.3	41.2
Interest income	(2.7)	(2.1)	(5.1)	(4.1)
Gain on sale of real estate	—	—	(16.2)	—
Loss on early extinguishment of debt	—	—	0.2	—
Other, net	1.0	(0.5)	0.7	(0.6)
NOI	30.2	28.2	60.2	56.1
Less non-comparable:
Revenue	(5.3)	(2.2)	(10.2)	(4.5)
Operating expenses	3.0	1.1	5.6	2.0
Same Store NOI	$27.9	$27.1	$55.6	$53.6

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

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our investment stage is completed, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expense and other adjustments related to business combinations have historically been the most significant adjustments to us.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition or business combination activity and to compare our operating performance to other real estate companies that are not incurring acquisition expenses.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Both of these acquisition costs have been funded from our available cash and other financing sources and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to Behringer or third parties.

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

The following table presents our calculation of FFO and MFFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$(6.8)	$26.8	$0.6	$31.2
Real estate depreciation and amortization (a)	14.7	13.1	29.1	26.8
Gain on sale of real estate	—	(25.9)	(9.0)	(30.3)
FFO attributable to common stockholders	7.9	14.0	20.7	27.7
Straight-line rents	0.1	0.1	0.3	0.3
Loss on early extinguishment of debt	—	—	0.1	—
Loss on derivative fair value adjustment	0.1	(0.1)	0.2	(0.2)
Contingent purchase price obligation adjustment	0.3	—	0.3	—
MFFO attributable to common stockholders	$8.4	$14.0	$21.6	$27.8

GAAP weighted average common shares outstanding - basic	168.9	168.9	168.8	168.5
GAAP weighted average common shares outstanding - diluted	169.1	168.9	169.0	168.5

Net income (loss) per common share - basic and diluted	$(0.04)	$0.16	$—	$0.19
FFO per common share - basic and diluted	$0.04	$0.08	$0.12	$0.16
MFFO per common share - basic and diluted	$0.05	$0.08	$0.13	$0.16

(a)         The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO and MFFO:

•
For the three months ended June 30, 2014 and 2013, we capitalized interest of $4.7 million and $2.2 million, respectively, on our real estate developments.  For the six months ended June 30, 2014 and 2013, we capitalized interest of $8.8 million and $3.9 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
For the three months ended June 30, 2014 and 2013, we incurred $5.1 million and $0.3 million, respectively, of transition expenses related to our transition to self-management, primarily including legal, financial advisors, consultants and costs of the Special Committee, general transition services (primarily related to staffing, information technology and facilities), and payments to Behringer in connection with the transition to self-management. For the six months ended June 30, 2014 and 2013, we incurred $5.7 million and $0.4 million, respectively, of transition expenses related to our transition to self-management.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, we had approximately $959.3 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.8%, $82.8 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.15%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of June 30, 2014, we have consolidated notes receivable with a carrying value of approximately $59.7 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 1.5 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2014, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt for investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2014 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(1.9)	$(1.4)	$(0.9)	$(0.5)
Interest rate caps	0.1	—	—	—
Cash investments	4.0	3.0	2.0	1.0
Total	$2.2	$1.6	$1.1	$0.5

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

As of June 30, 2014, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of June 30, 2014 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	—
50.0	2.0%	April 2016	—
12.7	4.0%	March 2017	—
$162.7			$0.1

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any material legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, filed with the SEC on March 12, 2014 and Part II, Item 1A set forth in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2014.

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

The following is a summary of the significant terms of the SRP as of June 30, 2014:

•
For redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Exceptional Redemptions”), the purchase price per share redeemed under our SRP was equal to the lesser of: (i) the current estimated share value pursuant to our valuation policy and (ii) the average price per share the original purchaser or purchasers of shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less the aggregate of any special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares (the “Special Distributions”).  Exceptional Redemptions generally had priority over Ordinary Redemptions (as defined below).

•
For redemptions other than those sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (“Ordinary Redemptions”), the purchase price per share redeemed under our SRP was equal to the lesser of (i) 85% of the current estimated per share value pursuant to our valuation policy and (ii) the Original Share Price less any Special Distributions. Effective from March 1, 2013 through August 1, 2014, our estimated per share value was $10.03.

•	A quarterly funding limit was established of $7 million per quarter (which our board of directors could increase or decrease from time to time).

•
If we did not redeem all shares presented for redemption during any period in which we were redeeming shares, then all shares would generally be redeemed on a pro rata basis during the relevant period.  With respect to any pro rata treatment, requests for Exceptional Redemptions would be considered first, as a group, with any remaining available funds allocated pro rata among requests for Ordinary Redemptions.  Generally, no outstanding requests for Ordinary Redemptions would be satisfied until all outstanding requests for Exceptional Redemptions are satisfied in full.

•	There was no time limitation for those seeking an Exceptional Redemption.

•	The effective date of any redemption was the fifth business day following the date the board of directors approves the redemption.

Notwithstanding the redemption prices established above, our board of directors could determine, whether pursuant to formulae or processes approved by our board of directors or otherwise set by our board of directors, the redemption price of the shares, which could differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we were required to provide at least 30 days’ notice to stockholders before applying the new price.

The SRP was generally available only for stockholders who had held their shares for at least one year. Any shares approved for redemption were redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  In addition to the $7 million per quarter funding limit discussed above, which the board of directors could modify, we did not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.

Our board of directors reserved the right in its sole discretion at any time and from time to time to (1) waive the one-year holding requirement in the event of other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions hereunder or otherwise change the redemption limitations or (5) amend, suspend (in whole or in part) or terminate the SRP. If a request for an Exceptional Redemption was made, we waived the one-year holding requirement (1) upon the request of the estate, heir or beneficiary of a deceased stockholder or (2) upon the qualifying disability of a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

On August 12, 2014, our board of directors elected to suspend the SRP, effective August 14, 2014. As a result, we will be unable to process redemption requests with respect to the third quarter of 2014 or thereafter during such suspension. Our board of directors may in the future reinstate the SRP, although we can provide no assurances as to if or when this will happen.

During the second quarter ended June 30, 2014, we redeemed and purchased shares as follows:

	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs (a)
April	—	$—	—	—
May	—	—	—	—
June	797,764	8.74	797,764	—
	797,764	$8.74	797,764	—

(a)	A description of the maximum number of shares that could generally be purchased under our SRP is included in the narrative preceding this table.

Since the Company reinstated the SRP in 2013, because of the SRP’s funding limits, the Company did not redeem all properly submitted redemption requests and satisfied requests for Ordinary Redemptions on a pro rata basis. Beginning with the second quarter of 2013 (the quarter the SRP was reinstated), the tables below show the number of shares related to the quarterly redemption requests and paid redemptions for Ordinary Redemptions and Exceptional Redemptions. Generally, unfulfilled redemption requests from one quarter carried forward to the following quarter. The column amount of new redemption requests in the table do not include carried forward redemption requests.

	Carried Forward Unfulfilled Redemption Requests	New Redemption Requests	Paid Redemptions	Unfulfilled Redemption Requests at End of Quarter
Ordinary Redemptions:
2nd Qtr 2013	—	2,476,064	—	2,476,064
3rd Qtr 2013	2,476,064	610,336	(521,470)	2,564,930
4th Qtr 2013	2,564,930	735,757	(651,928)	2,648,759
1st Qtr 2014	2,648,759	345,182	(615,443)	2,378,498
2nd Qtr 2014	2,378,498	283,726	(670,653)	1,991,571

Exceptional Redemptions:
2nd Qtr 2013	—	904,393	(904,393)	—
3rd Qtr 2013	—	259,099	(259,099)	—
4th Qtr 2013	—	145,658	(145,658)	—
1st Qtr 2014	—	178,745	(178,745)	—
2nd Qtr 2014	—	127,111	(127,111)	—

As of June 30, 2014, we had 2.0 million total shares of unfulfilled redemption requests, all of which are Ordinary Redemption requests.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Estimated Per Share Value

On August 12, 2014, pursuant to our Third Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”) our board of directors, including all of our independent directors, met and established an estimated per share value of the Company’s common stock effective as of August 12, 2014 equal to $10.41 per share based on the process and methodology discussed herein. Our prior estimated per share value, using a similar valuation policy, was $10.03 per share established as of March 1, 2013.

Process and Methodology

Our overall objective was to determine an estimated per share value that is supported by methodologies and assumptions that we believe are appropriate given our current circumstances and consistent with industry-standards.

The audit committee of the board of directors (the “Audit Committee”), which is comprised entirely of independent directors, is responsible for the oversight of the valuation process; however, the board of directors must approve the final estimated value per share. The Audit Committee is responsible for: (1) approving the engagement of a third party valuation firm to assist in reviewing the Company’s valuation of the assets, liabilities and other assets; (2) reviewing and approving the process and methodology used by the Company to determine the estimated value per share, the consistency of the valuation methodology with real estate industry standards and practices, and the reasonableness of the assumptions utilized; (3) reviewing the reasonableness of the estimated value per share estimated by the Company; and (4) recommending the final proposed estimated value per share to the board of directors.

For the current estimated per share value, the Audit Committee engaged Duff &Phelps, LLC, an independent, third party real estate research, valuation and appraisal firm (“D&P”). D&P’s scope of engagement is described more fully below, and in summary consisted of reviewing management’s valuation and the assumptions and methodology used by management to value the Company’s assets and opining as to the reasonableness of the methodology and assumptions used and the valuation conclusions reached. D&P’s scope of work was conducted in conformity with the requirements of the Code of Professional Ethics & Standards of Professional Practice of the Appraisal Institute. D&P was engaged by the Company in 2013 to provide substantially the same services. D&P does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party, and there are no material conflicts of interest between D&P, on one hand, and the Company or any of our officers or directors, on the other hand. The compensation paid to D&P in connection with its engagement was not contingent upon the successful completion of any specific finding or results. D&P has rendered valuation advisory services to us during the past four years for which it received usual and customary compensation.  D&P may be engaged to provide financial advisory services to the Company in the future.

Our board of directors estimated the per share value of our common stock based upon a recommendation by our Audit Committee. Our Audit Committee based its recommendation of the estimated per share value upon a recommendation by the Company’s management. In arriving at its recommended estimated per share value, the Company’s management utilized valuation methodologies that the Company’s management, our Audit Committee, our board of directors and D&P believe are standard and acceptable in the real estate industry for the types of assets and liabilities held by the Company. The following is a summary of the valuation methodologies used by the Company’s management:

Operating Real Estate. Values for investments in operating real estate were estimated using a direct market capitalization rate approach. We believe that a direct market capitalization approach is the preferred method for stabilized multifamily operating investments, because multifamily operating communities are considered to have more consistent cash flow results than other types of real estate investments. For those other real estate investments (generally office, retail and industrial) a discounted cash flow is more suited to incorporate non-recurring results related to tenant improvements, leasing costs and vacancies. As multifamily does not generally have the same degree of these non-recurring transactions as other real estate investment types, an extended cash flow analysis is not necessary and a direct market capitalization approach includes the significant operations for multifamily investments. Under this approach, for each property a stabilized net operating income, less a market allowance for recurring operating property capital expenditures, was estimated for the twelve months from June 2014, using the inputs discussed below, and divided by an assumed market capitalization rate. The inputs for this calculation were specific to the applicable market, location and quality of each property, and were based on return expectations and market assessments for multifamily investors. These inputs included rental growth rates, operating expenses, occupancy, capital expenditures and capitalization rates. A summary of the key assumptions by geographic region is shown below on a weighted average basis (See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property Portfolio” for a description of our geographic regions):

Geographic Region	Occupancy	Annual Rental Growth Rate	Capitalization Rate
Florida	93%	3.9%	4.9%
Georgia	96%	4.9%	5.0%
Mid-Atlantic	94%	1.7%	4.2%
Mid-West	95%	4.6%	4.8%
Mountain	94%	3.1%	5.0%
New England	95%	2.5%	4.8%
Northern California	95%	3.4%	4.2%
Southern California	95%	3.2%	4.3%
Texas	95%	3.1%	5.0%

Construction in Progress and Lease Up Properties. As of June 30, 2014, the Company has investments in 19 multifamily development projects. Of these, 16 are multifamily developments in progress and three are developments that are in lease up. For multifamily community developments, where significant progress has been completed on the development or leasing has commenced but not yet reached stabilized operations, values were estimated using a discounted cash flow analysis.

As cash flows for these investments have not stabilized as of the valuation date but are reasonably projected, we believe that a discounted cash flow approach is the preferred method for multifamily developments. Under this approach, cash flow estimates were prepared from June 30, 2014 through the estimated holding period, including a terminal value, net of estimated disposition costs, and present valued at a market discount rate. In deriving the inputs, we considered the perspective of applicable multifamily investors related to the applicable market, location, quality of each development, development risk premium and completion stage of each development. The inputs included construction costs, completion dates, lease up rates, rental growth rates, operating expenses, occupancy, capital expenditures and exit capitalization rates. The discount rates were based on investor return expectations and specific circumstances of the project, including stage of completion and other risk factors.

A discounted cash flow analysis was completed for the 15 development investments in which significant progress had been completed, and a summary of the key assumptions by geographic region is shown below on a weighted average basis:

Geographic Region	Annual Rental Growth Rate	Exit Capitalization Rate	Discount Rate	Lease up period (in years)
Florida	3.0%	4.6%	8.9%	1.3
Georgia	3.0%	4.8%	9.1%	1.3
Mid-Atlantic	3.0%	4.6%	8.9%	1.7
Mountain	3.0%	4.9%	9.2%	0.9
New England	3.0%	4.9%	9.1%	1.3
Northern California	3.5%	4.5%	8.9%	0.5
Southern California	3.0%	5.0%	9.2%	1.5
Texas	3.0%	5.0%	9.2%	1.1

For four of our development investments, where the development land was recently acquired in an arm’s length transaction and minimal construction costs have been incurred, a discounted cash flow was not calculated, as the incurred costs are considered current value and from a market perspective, such costs are a reasonable approximation of the discounted cash flow valuation.

Notes Receivable. Values for notes receivable, which as of the valuation date only include mezzanine loans, were estimated using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and estimated current market interest rates with similar characteristics, primarily loan-to-value characteristics. Because of the recent date of these loans and the short term remaining period to the scheduled maturity dates, the contractual amounts due were considered a reasonable approximation of current value for each of the loans.

Mortgage Loans, Notes Payable and Credit Facility Payable. Values for mortgage loans, notes payable and our credit facility payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans and credit facilities with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on the market spread plus the rate on U.S. treasuries for the remaining maturity. The estimated current market interest rates for mortgage loans ranged from 1.7% to 4.5%.

Other Assets and Liabilities. For a majority of our other assets and liabilities, consisting of cash and cash equivalents, accounts payable and other liabilities, the carrying values as of June 30, 2014, adjusted for significant activity to August 12, 2014, are considered equal to fair value due to their cost-based characteristics or short maturities. The value for our investment in an unconsolidated joint venture was estimated using the methodologies described above applied to the individual assets and liabilities of the joint venture. In connection with our estimated valuation of operating properties, notes receivable and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.

Noncontrolling Interests. In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders have an interest, we have valued those noncontrolling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture or applicable put options. In addition to noncontrolling joint venture interests, the subsidiary REITs of certain Co-Investment Ventures have been valued at their estimated redemption value. The resulting noncontrolling interests are a deduction in our estimated value.

Common Stock Outstanding. In deriving an estimated per share value, our total estimated value was divided by 169.1 million, the total number of common shares outstanding as of August 12, 2014, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, there were 0.2 million outstanding restricted stock units that had a dilutive effect on the estimated per share value. As of the valuation date, the outstanding Series A preferred stock is not considered dilutive. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for diluted per share amounts plus common shares issued in connection with the DRIP through August 12, 2014.

Our estimated per share value was calculated by aggregating the estimated value of our assets, subtracting the estimated value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated per share value is effective as of August 12, 2014. As a practical consideration, certain of the inputs and assumptions are based on amounts as of June 30, 2014 or later dates prior to or including August 12, 2014, as described above. We believe such amounts are reasonable and representative of value estimates as of August 12, 2014.

This value does not reflect “enterprise value,” which could include premiums or discounts for:

•	the large size of our portfolio, where some buyers may pay more for a portfolio compared to prices for individual properties;

•
the characteristics of our working capital, leverage, credit facility, joint venture arrangements and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•	disposition and other expenses that would be necessary to realize the value; or

•	the potential difference in our share value if we were to list our shares on a national securities exchange.

Our management provided the valuation methodologies, assumptions and supporting schedules to D&P for their review. D&P reviewed our management’s analysis to assess the valuation methodologies and assumptions used. D&P’s scope included:

•
a review of the Company’s real estate investment historical performance, business plans related to operations of the investment, prior appraisals obtained in connection with acquisitions and financings, closed sales and offers for sales;

•	physical inspections of approximately 21% of the Company’s operating multifamily communities and 21% of the Company’s multifamily developments (percentages are based on number of investments);

•	a review of the data models supporting the valuation for each real estate investment;

•
a review of key assumptions utilized in the valuation models for operating and development properties, including but not limited to direct capitalization rates, discount rates, terminal values, market rental rates, growth rates, occupancy, operating expenses and capital expenditures;

•	a review of key market assumptions for debt investments, mortgage and credit facility liabilities, including but not limited to interest rates and collateral;

•	a review of management’s calculations related to value allocations to noncontrolling interests and joint venture interests, based on contractual terms and market assessments;

•	a review of valuation methodology for other assets and liabilities; and

•	a review of our fully diluted common stock calculations.

Based on D&P’s review, D&P concluded to the Company and our Audit Committee that the valuation methodologies and assumptions used by management were appropriate and reasonable and that the valuation conclusions were reasonable. Our management then separately presented a report to the Audit Committee recommending an estimated per share value. The Audit Committee then conferred with management and D&P regarding the methodologies and assumptions used.

Our Audit Committee considered all information provided in light of its own familiarity with our assets and unanimously approved a recommendation to the board of directors of an estimated per share value of $10.41, which is consistent with management’s recommendation. Based on our Audit Committee’s recommendation, our full board of directors, which is responsible for the estimated value, unanimously approved an estimated per share value of $10.41.

Details:

Effective as of March 1, 2013 and August 12, 2014, our estimated per-share values were calculated as follows (amounts in millions, except per share):

	As of August 12, 2014		As of March 1, 2013
	Estimated Value	Estimated Per Share Value	Estimated Value	Estimated Per Share Value
Real Estate:
Operating	$2,683	$15.87	$2,615	$15.56
Construction in progress and lease ups	752	4.45	185	1.10
Notes receivable	67	0.40	48	0.29
Mortgage and credit facility payables	(1,071)	(6.33)	(971)	(5.78)
Cash and cash equivalents	201	1.19	383	2.28
Other assets and liabilities	(100)	(0.61)	(30)	(0.18)
Noncontrolling interests	(771)	(4.56)	(545)	(3.24)
Estimated value	$1,761	$10.41	$1,685	$10.03

    The reconciliation of our estimated value and estimated per share values as of August 12, 2014 and March 1, 2013, respectively, to our June 30, 2014 and December 31, 2012 GAAP total stockholders’ equity, respectively, is as follows (amounts in millions, except per share amounts):

	Reconciliation as of August 12, 2014		Reconciliation as of March 1, 2013
	Estimated Value	Estimated Per Share Value	Estimated Value	Estimated Per Share Value
Total equity attributable to common stockholders	$1,250	$7.42	$1,322	$7.89
Real estate values in excess of GAAP carrying values (a)	793	4.71	545	3.25
Debt values in excess of stated debt principal balances (b)	(19)	(0.11)	(15)	(0.09)
Noncontrolling interest values in excess of GAAP (c)	(256)	(1.52)	(170)	(1.02)
Other value differences, net, in excess of GAAP carrying values (d)	(7)	(0.09)	3	—
Estimated value	$1,761	$10.41	$1,685	$10.03

(a)
GAAP carrying values include total real estate, net and intangible assets, net related to real estate investments. The real estate value in excess of these GAAP carrying values relates to the net appreciation in our operating and development properties. For operating properties, this growth is due primarily to increases in our net operating income and to a lesser extent decreases in the market capitalization rate since our acquisition of the real estate investment. For the development properties, this growth is due primarily to appreciation from the development progress and improvements, and for those properties in lease up, the realized and projected net operating income. Our aggregate GAAP purchase cost for our real estate, including capitalized expenditures subsequent to the purchase but before any accumulated depreciation or amortization, as of June 30, 2014 is $2.9 billion compared to our estimated fair value as of August 12, 2014 of $3.4 billion, representing an increase over cost of approximately $0.5 billion or approximately 20%. Our aggregate GAAP purchase cost for our real estate, including capitalized expenditures subsequent to the purchase but before any accumulated depreciation or amortization, as of December 31, 2012, was $2.4 billion compared to our estimated fair value as of March 1, 2013 of $2.8 billion, representing an increase over cost of approximately $0.4 billion or approximately 16%.

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

(c)
Our estimated value and estimated value per share are calculated on the basis of amounts attributable to our common stockholders. However, the noncontrolling interests also participate in the net estimated value increases. Accordingly, by deducting the values attributable to the noncontrolling interest, the amounts attributable to our common stockholders are derived.

(d)
Other value differences include the write-off of deferred financing costs, straight-line rents, unearned financing income, debt and note receivable premiums and discounts, and deferred leasing costs, as well as estimated operating and distribution activity from June 30, 2014 to August 12, 2014 and December 31, 2012 to March 1, 2013, respectively. All estimated values per share in the table are calculated based upon the fully diluted common shares outstanding as of the applicable valuation date.

The reconciliation of our March 1, 2013 estimated value and estimated per share value to our August 12, 2014 estimated value and estimated per share value is as follows (amounts in millions, except per share amounts):

	Estimated Value	Estimated Per Share Value
Estimated value as of March 1, 2013	$1,685	$10.03
Net appreciation in real estate values	177	1.05
Net increases in debt values in excess of stated debt principal balances	(3)	(0.02)
Net increases in noncontrolling interest values	(60)	(0.35)
Other net value differences	(38)	(0.30)
Estimated value as of August 12, 2014	$1,761	$10.41

Change in real estate values in excess of GAAP carrying values includes amounts attributable to property dispositions in excess of March 1, 2013 estimated value of $6.6 million and $0.04 per share.

A change in the assumptions described above could impact the resulting value. For example, we would expect, all other factors held constant, that a decrease in capitalization rates or discount rates or and an increase in rental growth rates would increase the value of our real estate investments and our estimated per share value, while an opposite change would decrease the value of our real estate investments and our estimated per share value. Further, an increase in debt financing rates, all other factors held constant, would decrease the mark to market value of our debt and increase our estimated value per share, while an opposite change would increase the mark to market value of our debt and decrease our estimate value per share.

The table below presents the estimated increase or decrease to our estimated value per share for a 5% increase and decrease in capitalization rates (including capitalization rates implied in developments), rental rate growth rates, financing interest rates and discount rates, our more significant assumptions used in our estimated value. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 5% or not change at all.

	Change in Estimated Per Share Value
	Increase of 5%	Decrease of 5%
Capitalization rate	$(0.68)	$0.75
Annual rental growth rate	$0.03	$(0.03)
Debt financing interest rate	$0.03	$(0.03)
Discount rate	$(0.04)	$0.04

Limitations of Estimated Value and Estimated Per Share Value

While the Company believes the methodologies discussed above are standard in the multifamily real estate sector to determine fair value, the estimated values may or may not represent fair value determined in accordance with GAAP. (See Note 14, “Fair Value of Derivatives and Financial Instruments”, in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.) The estimated value should not be considered as an alternative to total stockholders’ equity calculated in accordance with GAAP.

As with any valuation methodology, the methodologies used to determine the estimated value per share is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values or estimated values per share. The estimated value per share may also not represent the amount at which our shares would trade on a national exchange, the amount realized in the sale or liquidation of the Company or what a common stockholder would realize in a sale of their shares.

Because the estimated values do not include selling costs, prepayment penalties or certain other effects related to sales of assets or settlement of liabilities, the estimated values may not represent the net amounts realized upon a sale.

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

Estimated values of development properties are particularly subjective and subject to change as few development investments trade during the development periods and because the periods included in the calculations extend over longer periods where assumptions are more subject to change over time. Certain of these assumptions, such as economic factors, costs and future market conditions, are beyond our control.

There is no assurance that our methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority or be in compliance with valuation requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Exploration of a Potential Listing on a National Securities Exchange

Our board of directors and management have considered various alternatives for providing a liquidity opportunity to our stockholders and believe that a listing of the Company’s common stock on a national securities exchange best positions the Company to maximize stockholder value over the long term by giving the Company access to additional capital for growth potential and provides liquidity to those stockholders who may desire to sell. No guarantees can be made regarding the timing or prospects for a listing or other liquidity event, and we can make no inferences as to what value the market may assign to our shares should we decide to become an exchange-listed company.

Suspension of Distribution Reinvestment Plan

On August 12, 2014, our board of directors authorized us to begin the process of exploring a potential listing on a national securities exchange. On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors elected to suspend the DRIP effective August 24, 2014. As a result, all distributions paid on or after August 24, 2014 will be paid in cash and not reinvested in shares of our common stock.

Suspension of Share Redemption Program

On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors also elected to suspend the SRP, effective August 14, 2014. As a result, the Company will be unable to process redemption requests with respect to the third quarter of 2014 or thereafter during such suspension. Our board of directors may in the future reinstate the SRP, although we can provide no assurances as to if or when this will happen.

With respect to redemption requests that are currently held in queue for redemption and/or have already been received for the third quarter of 2014, we will retain such requests in a queue, to be considered eligible for redemption if and when our board of directors reinstates the SRP. Such queued requests for redemption may be withdrawn in whole or in part by a stockholder in writing at any time prior to redemption. We will not accept or retain any requests for redemption received after August 14, 2014, unless and until we reinstate the SRP. If we reinstate the SRP, we will notify stockholders in a Current Report on Form 8-K or an annual or quarterly report filed with the SEC.

Third Amended and Restated Policy for Estimation of Common Stock Value

Effective June 30, 2014, we amended and restated our Second Amended and Restated Policy for Estimation of Common Stock Value by adopting the Third Amended and Restated Policy for Estimation of Common Stock Value.  The new valuation policy was adopted to reflect the new name of the Company, to reflect that it is no longer externally managed by an advisor, and to reflect the Company’s new website.  The information set forth herein does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated Policy for Estimation of Common Stock Value, which has been filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on July 1, 2014
3.2	Fifth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Form 8-K filed on July 1, 2014
4.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 1, 2014
4.2	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 1, 2014
4.3	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1*	Third Amended and Restated Policy for Estimation of Common Stock Value
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: August 14, 2014	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)