Form 10-Q
period 2014-09-30
Monogram Residential Trust, Inc.
filed 2014-11-10
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the Registrant had 168,878,472 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended September 30, 2014

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Real estate
Land ($52,484 related to VIEs as of September 30, 2014)	$383,431	$337,295
Buildings and improvements ($180,558 related to VIEs as of September 30, 2014)	1,985,313	1,833,452
	2,368,744	2,170,747
Less accumulated depreciation ($2,241 related to VIEs as of September 30, 2014)	(257,121)	(195,048)
Net operating real estate	2,111,623	1,975,699
Construction in progress, including land ($530,416 and $279,554 related to VIEs as of September 30, 2014 and December 31, 2013, respectively)	646,606	479,214
Total real estate, net	2,758,229	2,454,913

Cash and cash equivalents	156,137	319,368
Intangibles, net	22,531	25,753
Other assets, net	109,693	98,567
Total assets	$3,046,590	$2,898,601

Liabilities and equity

Liabilities
Mortgages and notes payable ($137,451 and $32,168 related to VIEs as of September 30, 2014 and December 31, 2013, respectively)	$1,091,873	$1,029,111
Credit facility payable	10,000	10,000
Construction costs payable ($70,670 and $27,054 related to VIEs as of September 30, 2014 and December 31, 2013, respectively)	80,060	44,684
Accounts payable and other liabilities	28,706	30,972
Deferred revenues, primarily lease revenues, net	17,308	18,382
Distributions payable	4,936	5,023
Tenant security deposits	4,483	4,122
Total liabilities	1,237,366	1,142,294

Commitments and contingencies

Redeemable noncontrolling interests ($25,515 and $13,007 related to VIEs as of September 30, 2014 and December 31, 2013, respectively)	30,051	21,984

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 and 124,999,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 168,878,472 and 168,320,207 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	1,514,910	1,508,655
Cumulative distributions and net income (loss)	(274,709)	(230,554)
Total equity attributable to common stockholders	1,240,218	1,278,118
Non-redeemable noncontrolling interests	538,955	456,205
Total equity	1,779,173	1,734,323
Total liabilities and equity	$3,046,590	$2,898,601

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Rental revenues	$53,091	$48,412	$154,320	$140,878

Expenses
Property operating expenses	14,282	13,349	41,220	37,821
Real estate taxes	7,429	6,231	21,995	18,177
Asset management fees	—	1,850	3,843	5,521
General and administrative expenses	4,486	3,652	11,396	7,870
Acquisition expenses	—	3,688	(17)	3,688
Transition expenses	1,016	8,157	6,666	8,605
Investment and development expenses	375	265	840	265
Interest expense	5,068	5,875	15,339	18,597
Depreciation and amortization	24,278	22,050	70,580	63,259
Total expenses	56,934	65,117	171,862	163,803

Interest income	2,721	2,271	7,817	6,402
Loss on early extinguishment of debt	—	—	(230)	—
Equity in income of investments in unconsolidated real estate joint ventures	187	449	581	810
Other income (expense)	77	(129)	(45)	177
Loss from continuing operations before gain on sale of real estate	(858)	(14,114)	(9,419)	(15,536)
Gain on sale of real estate	—	—	16,167	—
Income (loss) from continuing operations	(858)	(14,114)	6,748	(15,536)

Discontinued operations:
Income (loss) from discontinued operations	—	129	—	(700)
Gain on sale of real estate in discontinued operations	—	12,722	—	50,941
Income from discontinued operations	—	12,851	—	50,241

Net income (loss)	(858)	(1,263)	6,748	34,705

Net (income) loss attributable to noncontrolling interests:
Non-redeemable noncontrolling interests in continuing operations	241	792	(6,714)	2,983
Non-redeemable noncontrolling interests in discontinued operations	—	11	—	(6,905)
Net income (loss) available to the Company	(617)	(460)	34	30,783
Dividends to preferred stockholders	(2)	(1)	(5)	(1)
Net income (loss) attributable to common stockholders	$(619)	$(461)	$29	$30,782

Weighted average number of common shares outstanding - basic	168,780	168,881	168,784	168,620
Weighted average number of common shares outstanding - diluted	169,028	168,881	169,015	168,620

Basic and diluted earnings (loss) per common share:
Continuing operations	$—	$(0.08)	$—	$(0.07)
Discontinued operations	—	0.08	—	0.26
Basic and diluted earnings (loss) per common share	$—	$—	$—	$0.19

Distributions declared per common share	$0.09	$0.09	$0.26	$0.26

Amounts attributable to common stockholders:
Continuing operations	$(619)	$(13,323)	$29	$(12,554)
Discontinued operations	—	12,862	—	43,336
Net income (loss) attributable to common stockholders	$(619)	$(461)	$29	$30,782

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2013	—	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	3,922	30,783	34,705
Redemptions of common stock	—	—	(1,685)	—	(15,936)	—	—	(15,936)
Acquisition of a noncontrolling interest	—	—	—	—	(23,210)	(12,761)	—	(35,971)
Sale of a noncontrolling interest	—	—	—	—	1,459	4,437	—	5,896
Contributions by noncontrolling interests	—	—	—	—	—	(93)	—	(93)
Distributions:
Common stock - regular	—	—	—	—	—	—	(44,144)	(44,144)
Noncontrolling interests	—	—	—	—	—	(45,326)	—	(45,326)
Issuance of preferred stock	10	—	—	—	—	—	—	—
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,452	—	23,297	—	—	23,297
Balance at September 30, 2013	10	$—	168,309	$17	$1,509,256	$315,529	$(214,572)	$1,610,230

Balance at January 1, 2014	10	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income	—	—	—	—	—	6,714	34	6,748
Redemptions of common stock	—	—	(1,592)	—	(13,975)	—	—	(13,975)
Sale of noncontrolling interests	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	92,142	—	92,142
Amortization of stock-based compensation	—	—	—	—	582	—	—	582
Distributions:
Common stock - regular	—	—	—	—	—	—	(44,184)	(44,184)
Noncontrolling interests	—	—	—	—	—	(31,114)	—	(31,114)
Preferred stock	—	—	—	—	—	—	(5)	(5)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,150	—	20,490	—	—	20,490
Balance at September 30, 2014	10	$—	168,878	$17	$1,514,910	$538,955	$(274,709)	$1,779,173

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$6,748	$34,705
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(16,167)	(50,941)
Loss on early extinguishment of debt	230	—
Equity in income of investments in unconsolidated real estate joint ventures	(581)	(810)
Distributions received from investment in unconsolidated real estate joint venture	80	460
Depreciation	65,730	63,763
Amortization of deferred financing costs and debt premium/discount	(158)	(1,861)
Amortization of intangibles	3,139	1,332
Amortization of deferred revenues, primarily lease revenues, net	(1,076)	(1,127)
Amortization of stock-based compensation	582	—
Other, net	367	591
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(1,838)	10,745
Other assets	(9,313)	283
Cash provided by operating activities	47,743	57,140

Cash flows from investing activities
Additions to real estate:
Acquisition of real estate	—	(108,014)
Additions to existing real estate	(4,872)	(5,674)
Construction in progress, including land	(349,203)	(259,533)
Proceeds from sale of real estate, net	33,134	205,498
Investments in unconsolidated real estate joint ventures	(6,150)	(4,810)
Acquisition of a controlling interest, net of cash acquired of $0.6 million for the nine months ended September 30, 2013	—	(8,643)
Acquisitions of noncontrolling interests	—	(48,483)
Sale of noncontrolling interest	—	7,272
Advances on notes receivable	(6,012)	(29,107)
Collection on note receivable	—	7,900
Escrow deposits	3,620	(2,212)
Other, net	(26)	(377)
Cash used in investing activities	(329,509)	(246,183)

Cash flows from financing activities
Mortgage and notes payable proceeds	111,732	41,379
Mortgage and notes payable principal payments	(27,868)	(74,203)
Contributions from noncontrolling interests	107,870	7,126
Distributions paid on common stock - regular	(23,859)	(20,963)
Distributions paid to noncontrolling interests	(31,035)	(45,277)
Dividends paid on preferred stock	(3)	—
Redemptions of common stock	(13,975)	(15,936)
Other, net	(4,327)	(4,862)
Cash provided by (used in) financing activities	118,535	(112,736)

Net change in cash and cash equivalents	(163,231)	(301,779)
Cash and cash equivalents at beginning of period	319,368	450,644
Cash and cash equivalents at end of period	$156,137	$148,865

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.                                      Organization and Business

Organization

Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  Effective as of June 30, 2014, we became a self-managed real estate investment trust (“REIT”) as further described below. We invest in, develop and operate high quality multifamily communities. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, garden style, and age-restricted properties, which typically require residents to be age 55 or older.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.  Further, we may invest in other types of commercial real estate, real estate-related securities, and mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

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

Effective July 31, 2013, we entered into a series of agreements with Behringer beginning our transition to self-management (the “Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. We closed the Self-Management Transition Agreements on June 30, 2014, paying $5.2 million and effectively terminating substantially all advisory and property management services provided by Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. On November 4, 2014, our board of directors approved our listing on the New York Stock Exchange (the “NYSE”) and we expect to list our shares of common stock on the NYSE under the ticker symbol “MORE” on or about November 21, 2014. See further discussion at Note 13, “Transition Expenses.”

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

As of September 30, 2014, we have equity and debt investments in 56 multifamily communities, of which 33 are stabilized operating multifamily communities, four are in lease up and 19 are in various stages of pre-development and construction. Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 46 investments are held through Co-Investment Ventures, 45 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of September 30, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with

Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through Monogram Residential Master Partnership I LP (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of Behringer held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from Behringer for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the BHMP GP Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” In addition, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. For the nine months ended September 30, 2014, we also sold a non-controlling interest in two additional Developer CO-JVs to PGGM for $13.2 million and sold our entire interest in the Tupelo PGGM CO-JV to an unaffiliated third party.

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

	September 30, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	4	90% to 100%
Total	46		45

(a)
Includes one unconsolidated investment as of September 30, 2014 and December 31, 2013. Also, as of September 30, 2014 and December 31, 2013, includes Developer Partners in 19 and 16 multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2014, we believe we are in compliance with all applicable REIT requirements.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2014 and consolidated statements of operations, equity and cash flows for the periods ended September 30, 2014 and 2013 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2014 and December 31, 2013 and our consolidated results of operations and cash flows for the periods ended September 30, 2014 and 2013. Such adjustments are of a normal recurring nature.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to September 30, 2014.

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

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase. We did not capitalize any interest expense related to investments in unconsolidated real estate joint ventures for the three and nine months ended September 30, 2014 or 2013.

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

We did not record any impairment losses for the three and nine months ended September 30, 2014 or 2013.

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

As of September 30, 2014 and December 31, 2013, cash and cash equivalents include $33.2 million and $25.6 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Non-redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities as well as preferred cumulative, non-voting membership units (“Preferred Units”) issued by subsidiary REITs.  We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the nine months ended September 30, 2014 and 2013, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities), expenses related to a listing on the NYSE and payments to Behringer in connection with the transition to self-management discussed further in Note 13, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the three and nine months ended September 30, 2014 or 2013.

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of September 30, 2014 or December 31, 2013.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of September 30, 2014 and December 31, 2013, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

In August 2014, the FASB issued guidance with respect to management’s responsibility related to evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern as well as to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the effects of the newly issued guidance, but we do not believe the adoption of this guidance will have material impact on our disclosures.

4.    Business Combinations

Acquisitions of Real Estate and Other Related Party Interests

As discussed in Note 1, “Organization and Business,” on July 31, 2013, we acquired the GP Master Interest in a related party transaction with Behringer for $23.1 million in cash, excluding closings costs, of which $9.3 million related to an acquisition of the general partner’s asset management and related fee revenue services and contracts and has been accounted for as a business combination. The remaining $13.8 million was accounted for as an acquisition of a noncontrolling interest in the PGGM CO-JVs. See Note 11, “Noncontrolling Interests” for additional discussion.

In July 2013, we acquired Vara, a 202 unit multifamily community located in San Francisco, California, from an unaffiliated seller, for an aggregate gross purchase price of $108.7 million, excluding closing costs. Vara was unoccupied at the date of acquisition and as of September 30, 2014, the community was 96% occupied.

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the nine months ended September 30, 2013. There were no business combinations during the nine months ended September 30, 2014.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

2013 Acquisitions
Land	$20.2
Building and improvements	88.5
Cash acquired	0.6
Intangibles (a)	9.2
Investment in unconsolidated real estate joint venture	6.4
Other assets	0.1
Accrued liabilities	(0.9)
Noncontrolling interest	(6.8)
Cash consideration	$117.3

(a)	The intangibles are $9.2 million of other contractual intangibles, primarily asset management and related fee revenue services and contracts.

Certain operating information for the periods from the business combination dates to September 30, 2013 is as follows (in millions):

For the Periods to September 30, 2013
Rental revenues	$0.6
Acquisition expenses	$3.3
Depreciation and amortization	$1.3
Net loss attributable to common stockholders	$(2.2)

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2013. The information excludes activity that is non-recurring and not representative of our future activity, primarily transition expenses of $8.2 million and $8.6 million for the three and nine months ended September 30, 2013, respectively, and acquisition expenses of $3.7 million for both the three and nine months ended September 30, 2013. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2013, nor does it purport to represent our future operations (in millions, except per share):

	Pro Forma	Pro Forma
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenues	$48.4	$140.9
Depreciation and amortization	$22.7	$65.8
Loss from continuing operations	$(2.4)	$(6.1)
Loss from continuing operations per share	$(0.01)	$(0.04)

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2014 and December 31, 2013, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	September 30, 2014			December 31, 2013
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,985.3	$41.0	$25.5	$1,833.4	$41.9	$25.6
Less: accumulated depreciation and amortization	(257.1)	(38.5)	(5.5)	(195.0)	(39.1)	(2.6)
Net	$1,728.2	$2.5	$20.0	$1,638.4	$2.8	$23.0

Depreciation expense for the three months ended September 30, 2014 and 2013 was approximately $22.5 million and $20.1 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was approximately $65.5 million and $60.8 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of both September 30, 2014 and December 31, 2013 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the GP Master Interest on July 31, 2013, $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended September 30, 2014 and 2013 was approximately $1.0 million and $0.8 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the nine months ended September 30, 2014 and 2013 was approximately $3.1 million and $1.3 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
October through December 2014	$1.0
2015	2.8
2016	1.4
2017	1.4
2018	0.5

Developments

For the three and nine months ended September 30, 2014 and 2013, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest	$4.8	$2.8	$13.5	$6.7
Real estate taxes	0.8	0.8	3.6	1.9
Overhead	0.3	0.2	0.6	0.4

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the nine months ended September 30, 2014 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
February 2014	Tupelo Alley	$52.9	$33.1	$16.2

The following table presents net income related to the Tupelo Alley multifamily community, sold in the first quarter of 2014, for the nine months ended September 30, 2014 and 2013. Net income for the three months ended September 30, 2013 was not significant. Net income for the nine months ended September 30, 2014 includes the gain on sale of real estate (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Net income (loss) from multifamily community sold in 2014	$15.8	$(0.1)
Less: net income attributable to noncontrolling interest	(7.2)	—
Net income (loss) attributable to common stockholders	$8.6	$(0.1)

Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we have adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the three and nine months ended September 30, 2014. The following table presents our sales of real estate for the nine months ended September 30, 2013 (in millions), all of which are reported as discontinued operations:

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
September 2013	Grand Reserve Orange	$35.3	$34.3	$12.7
June 2013	Halstead	43.5	42.4	12.0
May 2013	Cyan/PDX (“Cyan”)	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk (“Johns Creek”)	37.3	33.3	7.0
	Total	$211.9	$205.5	$50.9

The table below includes the major classes of line items constituting net loss from discontinued operations, gains on sale of real estate, and depreciation and amortization and capital expenditures for the three and nine months ended September 30, 2013 for these communities (in millions):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Rental revenue	$0.8	$8.0

Expenses
Property operating expenses	0.3	2.6
Real estate taxes	0.1	1.0
Interest expense	—	1.0
Depreciation and amortization	0.3	3.3
Total expenses	0.7	7.9

Loss on early extinguishment of debt	—	(0.8)

Loss from discontinued operations	0.1	(0.7)
Income attributable to noncontrolling interests	—	(6.9)
Loss from discontinued operations attributable to common stockholders	$0.1	$(7.6)

Gain on sale of real estate	$12.7	$50.9

Capital expenditures	$—	$0.2

Changes in operating and investing noncash items related to discontinued operations were not significant for the three and nine months ended September 30, 2013.

6.                                      Variable Interest Entities

As of September 30, 2014 and December 31, 2013, we have concluded that we are the primary beneficiary of 15 and 10 VIEs, respectively.  All of these VIEs are the property entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At inception, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events during 2012 through 2014, all of which were related to new financings or capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Eight VIEs, all of which are actively developing multifamily communities, have closed aggregate construction financing of $312.7 million as of September 30, 2014, which will be drawn on during the construction of the developments. As of September 30, 2014, $137.5 million has been drawn under these construction loans. For six of these construction loans, we have provided partial payment guarantees. The total commitment of these six construction loans is $259.5 million, of which $90.4 million is outstanding as of September 30, 2014. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each development. See Note 9, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $786.5 million and $288.0 million as of September 30, 2014 and December 31, 2013, respectively, $530.4 million and $279.6 million of which is reflected in construction in progress, respectively.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	September 30, 2014	December 31, 2013
Notes receivable, net (a)	$59.7	$52.8
Escrows and restricted cash	10.6	12.4
Deferred financing costs, net	13.4	12.1
Resident, tenant and other receivables (b)	14.1	8.3
Prepaid assets, deposits and other assets	6.7	7.3
Investment in unconsolidated real estate joint venture	5.1	5.5
Interest rate caps	0.1	0.2
Total other assets	$109.7	$98.6

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of September 30, 2014, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 1.3 years.

(b)	Includes a receivable from Behringer of $1.8 million as of December 31, 2013. The balance was repaid in February 2014.

As of September 30, 2014 and December 31, 2013, we had a $5.1 million and $5.5 million, respectively, investment in an unconsolidated joint venture, the Custer PGGM CO-JV, in which our effective ownership is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer PGGM CO-JV is a mezzanine loan collateralized by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of September 30, 2014 has been fully funded, has an interest rate of 14.5% and matures in 2015.

We enter into interest rate cap agreements for interest rate risk management purposes and not for trading or other speculative purposes.  These interest rate cap agreements have not been designated as hedges. The following table provides a summary of our interest rate caps as of September 30, 2014 (dollar amounts in millions):

Notional amount	$162.7
Range of LIBOR cap rate	2.0% to 4.0%
Range of maturity dates	2016 to 2017
Estimated fair value	$0.1

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 2% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of September 30, 2014 are as follows (in millions):

Future Minimum
Year	Lease Receipts
October through December 2014	$0.9
2015	3.7
2016	3.7
2017	3.7
2018	3.5
Thereafter	29.8
Total	$45.3

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of September 30, 2014 and December 31, 2013 (dollar amounts in millions and monthly LIBOR at September 30, 2014 is 0.16%):

			As of September 30, 2014
	September 30,	December 31,	Wtd. Average
	2014	2013	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgage payable	$87.3	$87.3	3.95%	2018 to 2020
Variable rate mortgage payable	—	24.0	—	—
Variable rate construction loans payable (b)	14.9	3.1	Monthly LIBOR + 2.10%	2017 to 2018
Total Company level	102.2	114.4
Co-Investment Venture level - consolidated (c)
Fixed rate mortgages payable	829.4	852.3	3.73%	2015 to 2020
Variable rate mortgage payable	12.0	12.2	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)	47.6	24.6	4.17%	2016 to 2018
Variable rate construction loan payable (e)	95.8	18.9	Monthly LIBOR + 2.10%	2016 to 2018
	984.8	908.0
Plus: unamortized adjustments from business combinations	4.9	6.7
Total Co-Investment Venture level - consolidated	989.7	914.7
Total consolidated mortgages and notes payable	$1,091.9	$1,029.1

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes the applicable portion of Co-Investment debt where the Company has provided full or partial guarantees for the repayment of the debt.

(b)
Includes the amount of the Co-Investment Venture level construction loans payable that is guaranteed by the Company. As of September 30, 2014, the Company has partially guaranteed six loans with total commitments of $259.5 million. These loans include one to two year extension options. Our percentage guarantee on each of these loans ranges from 10% to 25%. The non-recourse portion of the loans outstanding as of September 30, 2014 is reported in the Co-Investment Venture level construction loans payable.

(c)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023.

(e)
Includes seven loans with total commitments of $281.4 million. These loans include one to two year extension options. The amount guaranteed by the Company is reported as Company level debt as discussed in footnote (b) above.

As of September 30, 2014, $2.0 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of September 30, 2014.

As of September 30, 2014, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
October through December 2014	$—	$1.7	$1.7
2015	0.2	83.6	83.8
2016	0.6	182.8	183.4
2017	8.6	231.7	240.3
2018	37.8	191.7	229.5
Thereafter	55.0	293.3	348.3
Total	$102.2	$984.8	1,087.0
Add: unamortized adjustments from business combinations			4.9
Total mortgages and notes payable			$1,091.9

10.                               Credit Facility Payable

The $150.0 million credit facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2014, the applicable margin was 2.08% and the base rate was 0.15% based on one-month LIBOR.  The credit facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the credit facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of September 30, 2014, $166.8 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the credit facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2014, we may make total draws of $150.0 million under the credit facility based upon the value of the collateral pool.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2014.

11.                               Noncontrolling Interests

Non-redeemable Noncontrolling Interests

Non-redeemable noncontrolling interests for the Co-Investment Venture partners represent their proportionate share of the equity in consolidated real estate ventures.  Each noncontrolling interest is not redeemable by the holder, and accordingly, is reported as equity. Income and losses are allocated to the noncontrolling interest holders based on their effective ownership percentage.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

As of September 30, 2014 and December 31, 2013, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	September 30, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$385.2	26% to 45%	$293.5	26% to 45%
MW Co-Investment Partner	148.6	45%	157.8	45%
Developer Partners	3.3	0% to 10%	3.5	0% to 6%
Subsidiary preferred units	1.9	(b)	1.4	(b)
Total non-redeemable NCI	$539.0		$456.2

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit (the face value), plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which generally declines in value $25 per unit each year until there is no redemption premium remaining.  The subsidiary preferred units are not redeemable by the unit holders and we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the nine months ended September 30, 2014, we paid distributions to noncontrolling interests of $31.0 million, of which $15.9 million was related to operating activity.  For the nine months ended September 30, 2013, we paid distributions to noncontrolling interests of $45.3 million, of which $19.0 million was related to operating activity. The remaining distributions resulted from investing and financing activities, generally related to property sales or proceeds from financings.

On February 28, 2014, we sold approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

During the nine months ended September 30, 2014, we formed two new PGGM CO-JVs to develop two separate multifamily communities in California.

On July 31, 2013, we acquired the GP Master Interest in a related party transaction with Behringer for $23.1 million in cash, excluding closing costs, of which $13.8 million related to the partial acquisition of an approximate 1% noncontrolling interest in the Master Partnership’s interest in the PGGM CO-JVs. The remaining $9.3 million was accounted for as a business combination. Additionally, during the nine months ended September 30, 2013, we acquired all of the noncontrolling interests in the Cyan MW CO-JV for cash of $27.9 million and sold a portion of our noncontrolling interest in the Cameron PGGM CO-JV to PGGM for $7.3 million in cash. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $21.8 million was recorded. (See Note 4, “Business Combinations” for a discussion of the acquisition of the GP Master Interest and Note 5, “Real Estate Investments” for a discussion of the subsequent sale of the Cyan multifamily community.)

Redeemable Noncontrolling Interests

As of September 30, 2014 and December 31, 2013, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	September 30, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$30.0	0% to 10%	$22.0	0% to 20%

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

Stock Plans

The Monogram Residential Trust, Inc. Amended and Restated 2006 Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 10 million shares has been authorized and reserved for issuance under the Incentive Award Plan as of September 30, 2014.

During 2014, our independent directors and certain executive employees have been granted 248,691 restricted stock units. These restricted stock units generally vest over a three year period. Compensation cost is measured at the grant date based on the estimated fair value at the time of the award being granted ($10.03 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. No shares were granted in 2013.

For the three and nine months ended September 30, 2014, we had approximately $0.2 million and $0.6 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments. For the three and nine months ended September 30, 2013, we had no compensation cost related to share-based payments.

Distributions

On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors elected to suspend our distribution reinvestment plan (“DRIP”) effective August 24, 2014. On November 4, 2014 in connection with our intent to list our shares of common stock on the NYSE, our board of directors approved the termination of the DRIP. As a result, all distributions paid subsequent to August 24, 2014 were paid in cash and not reinvested in shares of our common stock.

Distributions, including those paid by issuing shares under the DRIP (prior to the suspension and subsequent termination of the DRIP) for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	For the Nine Months Ended September 30,
	2014		2013
	Declared (a)	Paid (b)	Declared (a)	Paid (b)
Third quarter	$14.9	$14.9	$14.9	$14.9
Second quarter	14.7	14.9	14.7	14.9
First quarter	14.6	14.6	14.5	14.5
Total distributions	$44.2	$44.4	$44.1	$44.3

(a)         Represents distributions accruing during the period on a daily basis.

(b)         The regular distributions that accrued each month were paid in the following month.  Amounts paid include both distributions paid in cash and reinvested pursuant to our DRIP (prior to the suspension and subsequent termination of the DRIP).

Our distributions were at a daily amount of $0.000958904 ($0.35 annualized) per share of common stock for all of 2013 and through September 30, 2014. However, starting with the fourth quarter of 2014, we now expect the board of directors will authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution is payable January 5, 2015 to stockholders of record at the close of business on December 29, 2014.

Share Redemption Program

On August 12, 2014, in connection with the Company’s exploration of a potential listing on a national securities exchange, our board of directors also elected to suspend our share redemption program (“SRP”), effective August 14, 2014. On November 4, 2014 in connection with our intent to list our shares on the NYSE, our board of directors approved the termination of the SRP.

Prior to the suspension and subsequent termination of our SRP, the purchase price per share redeemed under the SRP was generally set at 85% of the current estimated share value pursuant to our valuation policy for ordinary redemptions and at the lesser of the current estimated share value pursuant to our valuation policy and the average price per share paid by the original purchaser of the shares being redeemed, less any special distributions, pursuant to our valuation policy for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. Prior to the suspension of our SRP in August 2014 and subsequent termination, we redeemed approximately 1,591,952 common shares at an average price of $8.78 per share for $14.0 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we redeemed approximately 1,684,962 common shares at an average price of $9.46 per share for $15.9 million.

13.                               Transition Expenses

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

Commencing at the Initial Closing and lasting through December 31, 2014, Behringer will be entitled to additional fees with respect to any new investment arrangements between us and certain specified funds or programs pursuant to which we receive an asset management or any similar fee and/or a promote interest or similar security, excluding PGGM (each, a “New Platform”). For each New Platform with certain specified potential future investors, Behringer will be entitled to a fee equal to 2.5% of the total aggregate amount of capital committed by such investor or its affiliates. During 2013 and for the nine months ended September 30, 2014, no New Platform fees were incurred.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. For the nine months ended September 30, 2014, $2.5 million of acquisition fees was rebated to us. No amounts were credited for the three months ended September 30, 2014 or for the nine months ended September 30, 2013.

During the period from the Initial Closing through September 30, 2014, Behringer provided general transition services in support of our transition to self-management for a total cost of $7.2 million, which consisted of monthly installments of $0.4 million through September 30, 2014 and a payment of $1.25 million on June 30, 2014. For the three and nine months ended September 30, 2014, these general transition payments totaled $1.3 million and $5.1 million, respectively. For both the three and nine months ended September 30, 2013, these general transition payments totaled $0.9 million.

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

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management and the exploration of a listing on the NYSE, primarily related to Special Committee and Company legal and financial advisors and general transition (primarily staffing, name change, insurance, information technology and facilities).

The components of our transition expenses are as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Special Committee and Company legal and financial advisors	$0.1	$0.3	$0.9	$0.7
General transition services:
Behringer	0.2	7.7	3.0	7.7
Other service providers	0.1	0.2	2.2	0.2
Expenses related to listing on the NYSE	0.6	—	0.6	—
Total transition expenses	$1.0	$8.2	$6.7	$8.6

As of September 30, 2014, $0.1 million of the transition costs was an accrued liability to Behringer.

14.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2014, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2014 and December 31, 2013, we have approximately $16.7 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of September 30, 2014, we have entered into construction and development contracts with $442.5 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
October 2014 through December 2014	$—
2015	0.6
2016	0.6
2017	0.8
2018	0.8
Thereafter	4.8
Total	$7.6

See Note 13, “Transition Expenses” for discussion of commitments of the Company regarding its transition to self-management.

We are also subject to various legal proceedings and claims which arise in the ordinary course of business. Matters which relate to property damage or general liability claims are generally covered by insurance. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates.  The fair value of these interest rate caps are determined using Level 2 inputs as defined above.  These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility.  Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant.  As of September 30, 2014 and December 31, 2013, we had $0.1 million and $0.2 million, respectively, of interest rate caps that were carried at fair value on a recurring basis.  See further discussion of these interest rate caps in Note 7, “Other Assets.”

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	Level 1	Level 2	Level 3	Fair Value as of Reporting Date	Loss for the Three Months Ended September 30	Loss for the Nine Months Ended September 30
Assets
Interest rate caps	Other assets
As of September 30, 2014		$—	$0.1	$—	$0.1	$—	$(0.2)
As of December 31, 2013		$—	$0.2	$—	$0.2	$(0.2)	$—

Nonrecurring Basis — Fair Value Adjustments

For the three and nine months ended September 30, 2014 and 2013, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of September 30, 2014 and December 31, 2013 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of September 30, 2014 and December 31, 2013 are as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,091.9	$1,104.0	$1,029.1	$1,015.4

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

Effective July 31, 2013, we entered into a series of agreements with Behringer in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services that were previously employees of Behringer. Accordingly, as of July 1, 2014, we receive limited services from Behringer. See further discussion of the transaction and amounts paid to Behringer in relation to the transition at Note 13, “Transition Expenses.” Through June 30, 2014, Behringer provided certain services to us under related party service agreements in exchange for fees and certain expense reimbursements.

The services provided by Behringer included acquisition and advisory, property management, debt financing, and asset management services. The table below shows the fees and expense reimbursements paid to Behringer in exchange for such services for the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition and advisory fees	$—	$9.7	$4.4	$17.5
Property management fees	—	5.8	11.3	17.5
Debt financing fees	0.8	0.5	1.1	1.1
Asset management fees	—	1.9	3.8	5.6
Administrative expense reimbursements	—	0.5	0.9	1.3
Shareholder services	0.4	—	0.4	—

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $13.5 million and $6.7 million in 2014 and 2013, respectively	$15.6	$20.9
Non-cash investing and financing activities:
Acquisition of a noncontrolling interest	—	9.0
Conversion of note receivable into an equity investment	—	4.9
Transfer of real estate from construction in progress to operating real estate	233.0	37.5
Stock issued pursuant to our DRIP	20.5	20.6
Distributions payable - regular	4.9	4.9
Construction costs and other related payables	94.1	35.8

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

 Financings

On October 10, 2014, we closed a $66.7 million CO-JV construction note payable for our development of a 444 unit multifamily community in San Diego, California. The construction note payable has a four year term and a one year extension option at an interest rate of monthly LIBOR plus 1.95%. We have guaranteed 15% of the principal which may be reduced if certain performance ratios are achieved.

On October 29, 2014, we closed a $59.1 million CO-JV construction note payable for our development of a 418 unit multifamily community in Miami, Florida. The construction note payable has a three year term and a one year extension option at an interest rate of monthly LIBOR plus 1.95%. We have guaranteed 15% of the principal which may be reduced if certain performance ratios are achieved.

On October 29, 2014, we closed a $108.7 million CO-JV construction note payable for our development of a 392 unit multifamily community in Cambridge, Massachusetts. The construction note payable has a four year term and a one year extension option at an interest rate of monthly LIBOR plus 2.0%. We have guaranteed 25% of the principal which may be reduced if certain performance ratios are achieved.

Redemption of Fractional Shares

On November 4, 2014, the Company’s board of directors approved the redemption of all fractional shares of the Company's common stock outstanding as of the close of business on November 5, 2014. Stockholders holding any such fractional shares received an aggregate cash payment of $0.2 million, which was equal to the fractional share held by such stockholder multiplied by $10.41 (which number is the Company’s estimated value per share as of August 12, 2014). The fractional share payments were remitted to the stockholders on or about November 6, 2014. For important information regarding the methodologies, assumptions and limitations of this estimated per share value, please see Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014 and available at www.sec.gov.

Termination of Distribution Reinvestment Plan and Share Redemption Program

On November 4, 2014 in connection with our intent to list on the NYSE, the Company’s board of directors elected to terminate the DRIP, effective November 20, 2014, and to terminate the SRP effective November 10, 2014.

Distributions for the Fourth Quarter of 2014

Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution is payable January 5, 2015 to stockholders of record at the close of business on December 29, 2014.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2014, in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and the factors described below:

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

Overview

General

We make investments in, develop and operate high quality multifamily communities that we believe have desirable locations, personalized amenities, and high quality construction. As of September 30, 2014, all but one of our investments have been made in multifamily communities located in the top 50 metropolitan statistical areas located in the United States (“MSAs”).  We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”

We have investments in 56 multifamily communities as of September 30, 2014.  Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments, consisting of mezzanine and land loans, for a total of 10 wholly owned investments. The remaining 46 multifamily communities are held through Co-Investment Ventures, all reported as consolidated but one, which is reported on the equity method of accounting.  The one unconsolidated multifamily community holds a debt investment.

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

Transition to Self-Managed Company

We closed on our transition to a self-managed company on June 30, 2014, effectively terminating the advisory and property management services previously provided by our former external advisor, Behringer Harvard Multifamily Advisors I, LLC and its affiliates (collectively “Behringer”) except for the following administrative services: shareholder services and debt financing services. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. Accordingly, as of July 1, 2014, we receive limited shareholder and debt financing services from Behringer, and we operate as a self-managed company. For additional information regarding our transition to a self-managed company, see Note 13, “Transition Expenses” in Part I, Item I, “Financial Statements” of this Quarterly Report on Form 10-Q.

For more information regarding these arrangements, please refer to exhibits filed with our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, and our Current Report on Form 8-K filed with the SEC on August 6, 2013, each available at www.sec.gov or our website at www.monogramres.com.

Intention to List on NYSE and Conduct a Self-Tender Offer

Shares of our common stock are not currently listed on a national securities exchange. On August 12, 2014, our board of directors authorized us to begin the process of exploring a potential listing on a national securities exchange. In connection with that process, we have engaged an investment banker, other financial advisors and legal counsels. On November 4, 2014, our board of directors approved our listing on the New York Stock Exchange (the “NYSE”) and we expect to list our shares of common stock on the NYSE under the ticker symbol “MORE” on or about November 21, 2014.

In conjunction with the expected NYSE listing, we also expect to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase approximately $100 million in value of our shares of common stock. The Company expects to allow stockholders to tender all or a portion of their shares, but if the tender offer is oversubscribed, shares will be accepted on a prorated basis. The Company anticipates funding the expected tender offer and all related fees and expenses with available cash and/or borrowings available under its existing revolving credit facility.

Important Information

The foregoing information and other references to a potential tender offer in this filing are for informational purposes only and are not offers to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that we intend to distribute to our stockholders and file with the SEC. The full details of the tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which we will distribute to stockholders and file with the SEC upon commencement of the tender offer. Stockholders are urged to read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Stockholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that we file with the SEC at the SEC’s website at www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, stockholders may obtain free copies of our filings with the SEC from our website at www.monogramres.com.

Offerings of Our Common Stock

We terminated offering shares of common stock in the primary portion of our initial public offering (“Initial Public Offering”) on September 2, 2011, having aggregate gross primary offering proceeds of approximately $1.46 billion. Upon termination of our Initial Public Offering, we reallocated 50 million unsold shares remaining from our Initial Public Offering to our distribution reinvestment plan (“DRIP”).  From March 1, 2013 through the payment of distributions on August 1, 2014, the DRIP offering price was $9.53 per share, based on approximately 95% of our estimated per share value which was established on March 1, 2013. For the nine months ended September 30, 2014 and 2013, the DRIP offering price averaged $9.53 and $9.50, respectively.  As of September 30, 2014, we have sold approximately 18.2 million shares under our DRIP for gross proceeds of approximately $172.6 million.  There are approximately 81.8 million shares remaining to be sold under the DRIP as of September 30, 2014. However, on August 12, 2014, our board of directors elected to suspend the DRIP effective August 24, 2014 and subsequently terminated the DRIP effective November 20, 2014.

Distributions

Our board of directors authorized regular distributions payable to stockholders equal to a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share) for the period from April 1, 2012 through September 30, 2014. However, starting with the fourth quarter of 2014, we now expect the board of directors will authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution is payable January 5, 2015 to stockholders of record at the close of business on December 29, 2014. See further discussion under “Distribution Activity” below.

Co-Investment Ventures

As of September 30, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include third-party national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.”

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

	September 30, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	4	90% to 100%
	46		45

(a)
Includes one unconsolidated investment as of September 30, 2014 and December 31, 2013. Also, as of September 30, 2014 and December 31, 2013, includes Developer Partners in 19 and 16 multifamily communities, respectively.

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

PGGM invests with us in PGGM CO-JVs through the Master Partnership, a joint venture with Stichting Depositary PGGM Private Real Estate Fund. The Master Partnership has a term through December 31, 2023, with two extension options for five year periods, if mutually agreed by the partners. Capital contributions are made pro rata in accordance with the partner’s respective ownership interest in the PGGM CO-JV. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership. As the general partner of the Master Partnership, we are entitled to a promoted interest if PGGM’s investments exceed certain performance returns. We also receive fees related to asset management, and for certain financing and disposition transactions. As of September 30, 2014, PGGM has unfunded commitments of approximately $36.3 million related to PGGM CO-JVs in which they have already invested, of which our co-investment share is approximately $54.1 million. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $12.8 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $12.8 million, our co-investment share would be approximately $15.9 million assuming a standard 45% ownership of each investment by PGGM. The Master Partnership intends to make new co-investments in traditional “Class A” multifamily residential properties, such as garden apartments, mid-rise apartments or high-rise apartment complexes, that either are to be developed or are in the process of being developed, or for which development has been completed and a certificate of occupancy has been issued not more than ten years prior to the PGGM CO-JV’s acquisition of an interest in such co-investment. Subject to certain limitations, prior to making, or permitting any of our affiliates or entities formed or advised by us to make, an investment that fits within these parameters, we must first offer PGGM an opportunity to co-invest until PGGM’s maximum potential capital commitment is reached.

As of September 30, 2014, the MW Co-Investment Partner has invested in 14 joint ventures with us, each with a 45% ownership interest. We do not currently have an arrangement with the MW Co-Investment Partner for additional investments with us. Distributions of net cash flow are generally distributed monthly in accordance with the partner’s respective ownership interest. Capital contributions are made pro rata in accordance with ownership interests.

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

In a number of instances, rather than make an investment in a Developer CO-JV on our own, we may make such an investment with PGGM through a PGGM CO-JV. The PGGM CO-JV is then the direct beneficiary and obligor for the Developer CO-JV, where we and PGGM participate through our respective ownership interests. As the general partner of the Master Partnership and each PGGM CO-JV, we continue to exercise our control rights, subject to the provisions of the Master Partnership as discussed above. Accordingly, for simplicity, we continue to refer to such investments as PGGM CO-JVs. As of September 30, 2014, we and PGGM are partners in 19 such development projects through PGGM CO-JVs that have, in turn, partnered with Developer Partners. Of these 19 projects, as of September 30, 2014, seven are operating properties, two are developments in lease up and 10 are in development.

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

Co-Investment Venture Partners

PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor as of September 2014, PGGM’s sponsor managed approximately 178 billion euro (approximately $225 billion, based on exchange rates as of September 30, 2014) in pension assets for over 2.5 million people.

The MW Co-Investment Partner is a partnership between Heitman Capital Management LLC (“Heitman”) and NPS.  NPS is the 99.9% limited partner and Heitman is indirectly the 0.1% general partner of the MW Co-Investment Partner. NPS is one of the largest pension funds in the world, which generally covers all citizens of South Korea ages 18 to 59.  NPS was established to provide pension benefits in contingency of old-age, disability or death of the primary income provider for a household with a view to contributing to the livelihood stabilization for the promotion of the welfare of South Korea.  According to the NPS website, as of July 2014, the NPS fund estimated its total value at 453 trillion won (approximately $429 billion, based on exchange rates as of September 30, 2014), and counted over 3.3 million people in its beneficiary base.  The 0.1% general partner of our MW Co-Investment Partner is Heitman, an international investment advisory firm. The MW Co-Investment Partner does not have a commitment for additional investments with us or our sponsor.  We entered into Co-Investment Ventures with the MW Co-Investment Partner in December 2011.

For our Developer CO-JVs, the Developer Partners are third party national or regional domestic developers.

As of September 30, 2014, we believe all of our Co-Investment Venture partners and Developer Partners are in compliance with their contractual obligations, and we are not aware of factors that would indicate their inability to meet their obligations.

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

The table below presents physical occupancy and monthly rental rate per unit by geographic region for our stabilized multifamily communities as of September 30, 2014 and December 31, 2013. Physical occupancy rates and monthly rental rates per unit as of December 31, 2013 exclude data for multifamily communities sold in 2014:

	September 30, 2014		Physical Occupancy Rates (a)		Monthly Rental Rate per Unit (b)
	Number of
	Stabilized	Number of	September 30,	December 31,	September 30,	December 31,
Geographic Region	Communities	Units	2014	2013	2014	2013
Florida	3	884	94%	94%	$1,576	$1,509
Georgia	1	283	95%	96%	1,391	1,334
Mid-Atlantic	5	1,412	94%	94%	1,947	1,959
Mid-West	1	298	94%	94%	2,274	2,254
Mountain	5	1,594	96%	93%	1,400	1,360
New England	3	772	94%	96%	1,571	1,513
Northern California	5	953	96%	95%	2,604	2,335
Southern California	4	889	96%	95%	2,099	2,029
Texas	6	2,068	93%	95%	1,516	1,454
Totals	33	9,153	94%	95%	$1,763	$1,685

(a)       Physical occupancy is defined as the residential units occupied for stabilized multifamily communities as of September 30, 2014 or December 31, 2013 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of September 30, 2014, the total gross leasable area of retail space for all of these communities is approximately 157,000 square feet, which is approximately 2% of total rentable area.  As of September 30, 2014, all of the communities with retail space are stabilized, and approximately 77% of the 157,000 square feet of retail space was occupied.  The calculation of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)       Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2014 and December 31, 2013 for stabilized multifamily communities.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies, and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts. For the three months ended September 30, 2014 and 2013, these other charges were approximately $4.5 million and $4.3 million, respectively, approximately 8% of total revenues for both periods. For the nine months ended September 30, 2014 and 2013, these other charges were approximately $13.1 million and $12.6 million, respectively, approximately 8% of total revenues for both periods. The monthly rental revenue per unit also does not include unleased units or non-residential rental areas, which are primarily related to retail space.

The table below presents the number of operating communities and units by geographic region for our equity investments in lease up as of September 30, 2014 and December 31, 2013:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Florida	—	1	—	180	—	71%
Northern California	—	1	—	202	—	88%
Southern California	1	—	113	—	16%	—
Texas	3	—	907	—	63%	—
Totals	4	2	1,020	382	58%	80%

The table below presents the currently projected number of communities and units by geographic region that are currently in development and in which we have an equity or debt investment as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Number of	Number of	Number of	Number of
Geographic Region	Communities	Units	Communities	Units
Equity investments:
Florida	2	564	2	564
Georgia	1	329	1	327
Mid-Atlantic	2	827	2	827
Mountain	1	212	1	212
New England	2	578	2	578
Northern California	1	121	—	—
Southern California	2	954	2	557
Texas	3	855	6	1,762
Total equity investments	14	4,440	16	4,827
Debt investments:
Florida	1	321	1	321
Mountain (a)	1	388	1	388
Texas (b)	2	804	2	804
Total debt investments	4	1,513	4	1,513

Land held for future development - equity investment:
Northern California	1	N/A	1	N/A

Total developments	19	5,953	21	6,340

(a)         As of September 30, 2014 and December 31, 2013, the multifamily community underlying the loan investment has been completed and is currently in lease up.

(b)	Includes an unconsolidated loan investment and a loan investment in multifamily communities completed and both currently in lease up as of September 30, 2014 and December 31, 2013.

Results of Operations

Because of our investment of proceeds from our Initial Public Offering and other capital sources, we have experienced significant increases in our real estate investment activity since our inception.  Also, as certain investments have been sold and the status of our lease up and development communities have progressed, our total investments have fluctuated over time, further changing the proportion of our stabilized multifamily communities or development communities to our total investments. Also, our transition to a self-managed company and our exploration of a potential listing will affect our operations in future periods. The following information may be helpful in evaluating current and future fluctuations in our overall results of operations.

Real Estate Investment Activity

During the last two years, the Company has made significant new investments in multifamily communities, primarily investments in developments. As development investments are made and progress through lease up, we have experienced changes in operating results. Of our 10 projects under development and construction as of September 30, 2014, we expect to commence leasing at one additional community during the remainder of 2014, eight communities in 2015, and one community in 2016. Further, as we have sold certain investments and invested the proceeds in developments and debt investments in developments, the mix of our investments has changed, which also contributed to other fluctuations in operations.

These portfolio changes have contributed to significant fluctuations in many of our financial results.  A summary of our investments in multifamily communities as of September 30, 2014, December 31, 2013, and September 30, 2013 is as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Reporting Classifications:
Consolidated investments	55	54	54
Investments in unconsolidated real estate joint ventures	1	1	1
Total investments	56	55	55
Investment Classifications:
Equity investments
Stabilized communities	33	32	31
Lease up - completed developments	4	2	1
Lease up - under development	2	-	2
Development (pre-development and under development and construction)	12	16	15
Land held for future development	1	1	1
Total equity investments	52	51	50
Debt investments
Mezzanine loans (including one stabilized community)	4	4	5
Total debt investments	4	4	5
Total investments	56	55	55

Transition

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

Prior to August 1, 2013, the Company had no employees and was supported solely by related party service and management agreements. Following the Initial Closing, the Company hired its first five employees, all executive positions which are under employment contracts. Effective July 1, 2014, we hired additional employees to fully staff our corporate and property management operations. For the three and nine months ended September 30, 2014, we incurred $1.7 million and $3.5 million of compensation and related expenses. For the three and nine months ended September 30, 2013, we incurred $1.1 million of compensation and related expenses. Beginning July 1, 2014, we have benefited from eliminated or reduced advisory and property management fees and cost reimbursements. Our new expenses are subject to the number of our properties, particularly as it relates to property management compensation, but also our administrative and operational requirements at that time.

Prior to June 30, 2014, we reimbursed Behringer for a portion of its office space and office support costs related to our operations. From July 1, 2014, our office costs have been a function of costs associated with our new corporate headquarters. See further discussion of our corporate office lease at Note 14, “Commitments and Contingencies” to the consolidated financial statements in Item 1. We also anticipate incurring costs for office equipment, supplies, consultants and related administrative expenses. These increases in costs could be recognized directly as general and administrative expenses or included in depreciation and amortization expense.

The Self-Management Transition Agreements provided for transition services and related costs, which were paid from August 1, 2013 through September 30, 2014 to Behringer. These primarily included (1) transition services paid through September 30, 2014 of approximately $0.4 million per month for the period from the Initial Closing to September 30, 2014 and $1.25 million which was paid on June 30, 2014 and (2) $3.5 million for certain intangible assets, rights and contracts which was paid on June 30, 2014. For the three and nine months ended September 30, 2014, we incurred $0.2 million and $3.0 million of expenses with Behringer in connection with the Self-Management Transition Agreements. For the three and nine months ended September 30, 2014, we also incurred, on our own account, approximately $0.2 million and $3.1 million, respectively, of transition costs, primarily related to legal and financial consulting costs, insurance and costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”). For the three and nine months ended September 30, 2013, we incurred, on our own account, approximately $0.4 million and $0.9 million, respectively, of transition costs, primarily related to legal and financial consulting costs.

For the three and nine months ended September 30, 2013, the Company incurred $1.9 million and $5.5 million, respectively, in quarterly asset management expenses paid to Behringer, and an additional quarterly reimbursement to Behringer of approximately $0.5 million and $1.3 million, respectively. Under the Self-Management Transition Agreements, we received a reduction of $0.5 million per quarter from August 1, 2013 through June 30, 2014, which substantially offset increased fees on new investments. For the nine months ended September 30, 2014, we incurred $3.8 million in quarterly asset management fees and $0.9 million in reimbursements. Subsequent to June 30, 2014, all asset management fees were eliminated. However, as discussed above, we expect an increase in employee compensation expense, which will in part, help us manage our assets.

Similarly, for the three and nine months ended September 30, 2013, the Company incurred $5.8 million and $17.5 million, respectively, in quarterly property management fees paid to Behringer. For the six months ended June 30, 2014, these amounts were $11.3 million. After June 30, 2014, these costs were eliminated similar to the asset management expense, but the full amount of the savings will be dependent on future operations. We will also benefit from the collection of property management fees which are attributable to the noncontrolling interest owners. In addition, the Company paid to Behringer the reimbursement of expenses related to the property management agreement. These reimbursements to Behringer were eliminated on June 30, 2014; however, many of these expenses are now our responsibility, the largest portion being compensation for on-site and corporate property management personnel and related overhead.

The items noted above will be included in our reported consolidated net income (loss). In addition, the purchase of the 1% general partner interest (the “GP Master Interest”) in Monogram Residential Master Partnership I LP (the “Master Partnership”) at the Initial Closing for $23.1 million which has been eliminated in preparing our consolidated financial statements, has had and is expected in the future to have a positive impact on our net income (loss) attributable to noncontrolling interests. This is primarily related to the asset management fee income we will begin to receive. While this is eliminated in the consolidated net income (loss), this benefit will increase the net income (or reduce the net loss) attributable to common stockholders by approximately $0.4 million per quarter, based on current operations.

In August 2014, our board of directors authorized us to begin the process of exploring a potential listing on a national securities exchange. In connection with that process, we have engaged an investment banker, other financial advisors and legal counsels. For the three months ended September 30, 2014, we incurred $0.6 million in listing expenses. On November 4, 2014, our board of directors approved our listing on the NYSE and we expect to list our shares of common stock on the NYSE under the ticker symbol “MORE” on or about November 21, 2014. We expect additional expenses in future periods until the listing is completed.

The above discussions related to investment activity and the transition have affected the comparability of our financial statements as of and for the three and nine months ended September 30, 2014 as compared to the same period of 2013. We expect that these items and our transition to a self-managed company will also affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

Net Operating Income

In our review of operations, we define net operating income (“NOI”) as consolidated rental revenue less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as corporate property management expenses, property management fees, general and administrative expenses, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  In addition, we review our stabilized multifamily communities on a comparable basis between periods, referred to as “Same Store.”  Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  We consider a property to be stabilized upon the earlier of 90% occupancy or one year after completion.

The tables below reflect the number of communities and units as of September 30, 2014 and 2013 and rental revenues, property operating expenses and NOI for the three and nine months ended September 30, 2014 and 2013 for our Same Store operating portfolio as well as other properties in continuing operations (in millions, except units and communities):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenue
Same Store	$46.3	$45.3	$1.0	$137.4	$133.3	$4.1
2013 acquisition	2.0	0.6	1.4	5.9	0.6	5.3
Developments	4.8	1.6	3.2	10.7	4.3	6.4
Multifamily community sold subsequent to September 30, 2013 (b)	—	0.9	(0.9)	0.3	2.7	(2.4)
Total rental revenue	53.1	48.4	4.7	154.3	140.9	13.4

Property operating expenses, including real estate taxes
Same Store	16.4	16.2	0.2	48.6	47.3	1.3
2013 acquisition	0.7	0.6	0.1	2.0	0.5	1.5
Developments	3.1	0.7	2.4	6.8	2.1	4.7
Multifamily community sold in 2014 (b)	—	0.3	(0.3)	0.2	0.9	(0.7)
Total property operating expenses, including real estate taxes	20.2	17.8	2.4	57.6	50.8	6.8

NOI
Same Store	29.9	29.1	0.8	88.8	86.0	2.8
2013 acquisition	1.3	—	1.3	3.9	0.1	3.8
Developments	1.7	0.9	0.8	3.9	2.2	1.7
Multifamily community sold in 2014 (b)	—	0.6	(0.6)	0.1	1.8	(1.7)
Total NOI	$32.9	$30.6	$2.3	$96.7	$90.1	$6.6

	September 30,
	2014	2013	Change
Number of Communities (a)
Same Store	30	30	—
2013 acquisition	1	1	—
Developments	8	2	6
Multifamily community sold subsequent to September 30, 2013 (b)	—	1	(1)
Total Number of Communities	39	34	5

Number of Units (a)
Same Store	8,378	8,378	—
2013 acquisition	202	—	202
Developments	2,049	452	1,597
Multifamily community sold subsequent to September 30, 2013 (b)	—	188	(188)
Total Number of Units	10,629	9,018	1,611

(a)    Only includes operating communities and development communities in lease up with operating revenue.

(b)
We also sold four other communities, representing 1,031 units, during 2013. These sales were reported as discontinued operations, and accordingly the related operating results for the periods presented are not reflected in the table. See discussion of operating results of these properties below in “Discontinued Operations.”

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

The three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Rental Revenues.  Rental revenues for the three months ended September 30, 2014 were $53.1 million compared to $48.4 million for the three months ended September 30, 2013.  Same Store revenues, which accounted for approximately 87% of total rental revenues for 2014 increased approximately 2% or $1.0 million.  The majority of this increase in Same Store revenues is related to a 2% increase in the monthly rental revenue per unit from $1,701 as of September 30, 2013 to $1,740 as of September 30, 2014. Partially offsetting the rate increase was an occupancy decline, on a weighted average basis, of approximately 0.3% as of September 30, 2014 compared to the occupancy as of September 30, 2013. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $4.8 million for the three months ended September 30, 2014, an increase of $3.2 million from the comparable period in 2013. An acquisition from 2013 contributed $1.4 million to the increase in rental revenues for the three months ended September 30, 2014. Offsetting these increases was the decrease in rental revenue of $0.9 million for the three months ended September 30, 2014 related to a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended September 30, 2014 and 2013 were $20.2 million and $17.8 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes accounted for approximately 81% of total property operating expenses and real estate taxes for 2014. The increase of $0.2 million, primarily related to the increase in Same Store real estate taxes, was driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments which were held for a full quarter in 2014 accounted for $2.5 million of the increase in total property operating and real estate tax expenses. Additionally, corporate and other property management expenses decreased $0.3 million for the three months ended September 30, 2014 compared to the comparable period in 2013, due primarily to the termination of property management services from Behringer, net of our internal corporate property management expenses effective July 1, 2014.

Asset Management Fees. Asset management fees for the three months ended September 30, 2014 decreased by $1.9 million compared to the same period of 2013. Effective with our transition to self-management on June 30, 2014, we are no longer incurring asset management fees.

General and Administrative Expenses.  General and administrative expenses increased by $0.8 million for the three months ended September 30, 2014 compared to the same period of 2013. Approximately $0.6 million of the increase in general and administrative expenses related to compensation and related expenses for the three months ended September 30, 2014 compared to the comparable period of 2013. The remaining increase is primarily related to $0.2 million of expense associated with the restricted stock units issued in 2014.

 Transition Expenses. During the three months ended September 30, 2014, we incurred $1.0 million of transition expenses related to our transition to becoming a self-managed company. These expenses relate to amounts paid and/or due to Behringer in connection with the self-management transaction of approximately $0.2 million and other expenses of $0.2 million, primarily legal, insurance costs, financial advisors, consultants and costs of the Special Committee of the board of directors. These amounts were less than the comparable period in 2013 of $8.2 million, which included the initial self-management closing expenses. For the three months ended September 30, 2014, we also incurred $0.6 million of listing expenses. There were no listing expenses for the comparable period in 2013. See further discussion above under “Transition”.

Interest Expense. For the three months ended September 30, 2014 and 2013, we incurred total interest charges of $9.8 million and $8.7 million, respectively. The increase in total interest expense was due to a net increase in our mortgages and notes payable, primarily construction loans, of $148.3 million from September 30, 2013 to September 30, 2014. Offsetting this increase are amounts capitalized, primarily related to our development properties. For the three months ended September 30, 2014 and 2013, we capitalized interest expense of $4.8 million and $2.8 million, respectively, and accordingly, recognized net interest expense for the three months ended September 30, 2014 and 2013 of approximately $5.1 million and $5.9 million, respectively. The decrease in net interest expense was principally due to a $2.0 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was approximately $24.3 million and $22.1 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 as well as depreciation expense related to multifamily communities completed in 2013 and 2014 and transferred to operating real estate.

Discontinued Operations. Loss from discontinued operations for the three months ended September 30, 2013 include the operating results of the four multifamily communities sold in 2013. The gain of $12.7 million for the three months ended September 30, 2013 represents the gain recognized from the sale of Grand Reserve Orange.  Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the three months ended September 30, 2014.

The nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Rental Revenues.  Rental revenues for the nine months ended September 30, 2014 were $154.3 million compared to $140.9 million for the nine months ended September 30, 2013.  Same Store revenues, which accounted for approximately 89% of total rental revenues for 2014 increased approximately 3% or $4.1 million.  The majority of this increase is related to a 2% increase in the monthly rental revenue per unit from $1,701 as of September 30, 2013 to $1,740 as of September 30, 2014. Partially offsetting the rate increase, occupancy declined, on a weighted average basis, by approximately 0.3% as of September 30, 2014 compared to the occupancy as of September 30, 2013. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $10.7 million for the nine months ended September 30, 2014, an increase of $6.4 million from the comparable period in 2013. An acquisition from 2013 contributed $5.3 million to the increase in rental revenues for the nine months ended September 30, 2014. Offsetting these increases was the decrease in rental revenue of $2.4 million related to the change in revenue for a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the nine months ended September 30, 2014 and 2013 were $57.6 million and $50.8 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes, which accounted for approximately 84% of total property operating expenses and real estate taxes for 2014, increased approximately $1.3 million.  Increases in Same Store real estate taxes of approximately $1.4 million were driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments accounted for $6.2 million of the increase in total property operating and real estate tax expenses. Additionally, corporate and other property management expenses increased $0.4 million for the nine months ended September 30, 2014 compared to the comparable period in 2013, due primarily to the termination of property management services from Behringer, net of our internal corporate property management expenses effective July 1, 2014.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2014 decreased by $1.7 million compared to the same period of 2013. As discussed above, no asset management fees were incurred after June 30, 2014 as we completed our transition to self-management.

General and Administrative Expenses.  General and administrative expenses increased by $3.5 million for the nine months ended September 30, 2014 compared to the same period of 2013. Approximately $2.3 million of the increase related to compensation and related expenses for the nine months ended September 30, 2014 compared to the comparable period of 2013. The remaining increase is primarily related to expense associated with the restricted stock units issued in 2014 of $0.5 million and increased audit fees of $0.3 million for the nine months ended September 30, 2014 as compared to the same period of 2013.

 Transition Expenses. During the nine months ended September 30, 2014, we incurred $6.7 million of transition expenses related to our transition to becoming a self-managed company compared to $8.6 million for the nine months ended September 30, 2013. See further discussion above under “Transition.” These expenses relate to amounts paid to Behringer in connection with the self-management transaction of approximately $3.0 million and $7.7 million for the nine months ended September 30, 2014 and 2013, respectively, and other expenses of $3.1 million and $0.9 million, primarily legal, insurance, financial advisors, consultants and costs of the Special Committee of the board of directors, for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, we also incurred $0.6 million of listing expenses. There were no listing expenses for the comparable period in 2013. See further discussion above under “Transition”.

Interest Expense. For the nine months ended September 30, 2014 and 2013, we incurred total interest charges of $28.9 million and $25.3 million, respectively. The increase in total interest expense was due to a net increase in our mortgages and notes payable, primarily construction loans, of $148.3 million from September 30, 2013 to September 30, 2014. This increase was offset by amounts capitalized, primarily related to our development properties. For the nine months ended September 30, 2014 and 2013, we capitalized interest expense of $13.5 million and $6.7 million, respectively, and accordingly, recognized net interest expense for the nine months ended September 30, 2014 and 2013 of approximately $15.3 million and $18.6 million, respectively. The decrease in net interest expense was principally due to a $6.8 million increase in capitalized interest as a result of increased development activity.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $70.6 million and $63.3 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 as well as depreciation expense related to multifamily communities completed in 2013 and 2014 and transferred to operating real estate.

Gain on Sale of Real Estate. Gain on sale of real estate for the nine months ended September 30, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”). As discussed in Note 5, “Real Estate Investments,” to the consolidated financial statements in Item 1, the disposition of Tupelo Alley was not considered a discontinued operation. Sales of real estate during 2013 were considered discontinued operations, and accordingly are discussed in the paragraph below.

Discontinued Operations. Loss from discontinued operations for the nine months ended September 30, 2013 include the operating results of the four multifamily communities sold in 2013. The gain of $50.9 million for the nine months ended September 30, 2013 represents the gain recognized from the sales of four multifamily communities during the nine months ended September 30, 2013. Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the nine months ended September 30, 2014.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three and nine months ended September 30, 2014 and 2013, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2013 to September 30, 2014.

Total real estate, net increased approximately $303.3 million for the nine months ended September 30, 2014. This increase was principally as a result of $400.4 million of expenditures related to our development portfolio during the nine months ended September 30, 2014. This increase was partially offset by the sale of a multifamily community carried at a net book value of $36.5 million in 2014 and depreciation expense of $65.5 million for the nine months ended September 30, 2014. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $163.2 million principally as a result of the cash portion of expenditures related to the development program of $349.2 million and the repayment of a $24.0 million mortgage loan during the nine months ended September 30, 2014. This decrease was partially offset by the receipt of our share of the net sales proceeds of $18.5 million from the sale of real estate during the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014, we received contributions from noncontrolling interests, net of distributions paid to noncontrolling interests, of $76.8 million. We also received proceeds of $111.7 million from draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures.

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

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $47.7 million as compared to cash flows provided by operating activities of $57.1 million for the same period in 2013.  The decrease in cash provided by operating activities is primarily attributable to approximately 12.5 million of payments related to our transition, which included compensation expense, transition payments to Behringer in accordance with the Self-Management Transition Agreements, corporate furniture, fixtures and equipment and other general and administrative expenses related to our transition, in excess of payments in the comparable period in 2013. Interest collections for the nine months ended September 30, 2013 exceeded interest collections for the nine months ended September 30, 2014 by $6.4 million.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $329.5 million compared to cash flow used in investing activities of $246.2 million during the comparable period of 2013.  The increase in cash used in investing activities was principally due to the increase of $89.7 million in expenditures related to our development portfolio during the nine months ended September 30, 2014 compared to the same period of 2013. We expect capital expenditures related to our development program to be a significant use of cash during the remainder of 2014 and through 2016. Additionally, proceeds from the sales of real estate decreased for the nine months ended September 30, 2014 compared to same period in 2013 as we only sold one property in 2014 compared to four properties in the comparable period of 2013. Also, cash flows used in investing decreased by $23.1 million due to fewer advances on notes receivable for the nine months ended September 30, 2014 compared to the same period in 2013. As of September 30, 2014, all notes receivable commitments have been funded.

Cash flows provided by financing activities for the nine months ended September 30, 2014 were $118.5 million compared to cash flows used in financing activities of $112.7 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we received proceeds from draws under construction loans of $111.7 million and repaid a $24.0 million mortgage payable.  During the nine months ended September 30, 2013, we repaid mortgages payable of $71.7 related to our sales of real estate and received mortgage proceeds of $41.4 million related to new financing. During the nine months ended September 30, 2014, we distributed $31.0 million to noncontrolling interests as compared to $45.3 million for the comparable period of 2013, a decrease of $14.3 million. The distributions in 2013 included proceeds from the sale of two CO-JVs of approximately $14.9 million. In 2014, there was one sale of a CO-JV, resulting in 2014 distributions of $14.6 million. The proceeds from these sales are reported in investing activities above. Further in 2013, there were distributions related to refinancings of approximately $11.4 million with no similar refinancing distributions in 2014. For the nine months ended September 30, 2014, contributions from noncontrolling interests increased $100.7 million as a result of joint venture activity related to our developments. Cash distributions paid on our common stock for the nine months ended September 30, 2014 were $23.9 million, compared to $21.0 million in the comparable period in 2013, primarily due to the suspension of our DRIP effective in September 2014. On November 4, 2014 in connection with our intent to list on the NYSE, our board of directors approved the termination of the DRIP. Redemptions of our common stock for the nine months ended September 30, 2014 were $14.0 million, compared to $15.9 million in the comparable period in 2013, primarily due to the suspension of our SRP beginning effective in September 2014. On November 4, 2014 in connection with our intent to list on the NYSE, our board of directors approved the termination of the SRP.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $156.1 million as of September 30, 2014.  We intend to deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment, to fund costs associated with our transition and to fund an approximately $100 million in value self-tender offer in connection with our expected listing on the NYSE. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, our credit facility, and possibly other credit facilities and other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

Generally, operating cash needs include our operating expenses, general administrative expenses, and as applicable, transition expenses.  We expect to meet these requirements from our share of the operations of our existing investments and anticipated new investments.  However, to the extent we invest in development communities, which require time to develop, permit, construct and lease up, there will be a delay before development investments are providing positive cash flows.

Based on our past distribution levels and our declared fourth quarter distribution with respect to shares of our common stock, and our current operating cash flow, net of the cash requirements noted below, we will be dependent on our current cash balances and on the returns from our anticipated investments to increase our operating cash flow. Any such liquidity used to fund our total distributions could reduce the amount available for new investments.  Timing and performance of our development program and volatility in our operating performance may also affect our timing in making distributions or the amount actually disbursed.

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described above.  As discussed below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances. Accordingly, we expect our available cash balances to decrease as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility.  As of September 30, 2014, our cash and cash equivalents balance was $156.1 million, compared to $319.4 million as of December 31, 2013. The decrease is primarily due to the development expenditures of $349.2 million for the nine months ended September 30, 2014, partially offset by our share of the sales proceeds of $18.5 million from the sale of a multifamily community in 2014.

Our consolidated cash and cash equivalent balance of $156.1 million as of September 30, 2014 includes approximately $33.2 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $47.7 million for the nine months ended September 30, 2014 compared to $57.1 million for the comparable period in 2013.  As most of our investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $15.9 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to benefit from anticipated lease up of our development properties.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Because we evaluate the performance and returns of our investments loaded for all acquisition costs we have and expect to primarily fund acquisition expenses from available cash balances, capital contributions of Co-Investment Venture partners and property related debt financing.  However, acquisition costs are a use of operating cash, and in accordance with GAAP, acquisition expenses are a deduction to cash flow from operating activities. Accordingly, to the extent our acquisition activity continues, we expect our GAAP reported cash flow from operating activities to be affected by the magnitude of our acquisitions.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders at a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share), from April 1, 2012 to September 30, 2014. However, starting with the fourth quarter of 2014, we now expect the board of directors will authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution is payable January 5, 2015 to stockholders of record at the close of business on December 29, 2014. See further discussion under “Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (1) cash flow from our current investments, (2) our available cash balances, (3) financings and (4) dispositions.  Prior to the suspension of our DRIP effective August 24, 2014 and subsequent termination, to the extent stockholders elected to reinvest distributions under our DRIP, less cash was needed to fund distributions. During 2014 and 2013, the percentage of our regular distributions that has been reinvested has averaged approximately 46% and 53%, respectively. Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, we will need to fund any future distributions with cash. However, our board of directors also suspended our SRP effective August 14, 2014 and subsequently terminated the SRP, which eliminates our use of cash to fund redemptions.

In connection with our expected listing on the NYSE, we intend to conduct a “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase approximately $100 million in value of our shares of common stock. The actual amount of cash needed to fund the self-tender offer will depend on how many shares are tendered and the price per share. We anticipate funding the expected tender offer and all related fees and expenses with available cash and/or borrowings available under our existing credit facility, described further below.

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

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost.  Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2014.

If circumstances provide us with incentives to acquire investments in all-cash transactions, we may draw on the credit facility for the funding.  In addition, as described above, we may access our credit facility in order to fund a self-tender offer in connection with a listing. We may also use the credit facility for interim construction financing, which could then be repaid from permanent financing at stabilization of each development.  When we have excess cash, we have the option to pay down the facility, which we have done currently. The total borrowings we are eligible to draw depend upon the value of the collateral we have pledged.  As of September 30, 2014, we may make total draws of approximately $150.0 million under the credit facility based upon the value of the collateral pool.  Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings.

The carrying amount of the credit facility and the average interest rate for different periods is summarized as follows (amounts in millions):

	September 30, 2014		For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Borrowings	$10.0	2.23%	$10.0	2.23%	$10.0	$10.0	2.23%	$10.0

(a)         The average rate is based on month-end interest rates for the period.

As we utilize our cash balances as described in this section, we expect to use the credit facility more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other credit facilities, which could provide additional capital resources and more flexible liquidity management.

Long-Term Liquidity, Acquisition and Property Financing

Currently, our primary funding source for investments is our available cash balances, joint venture arrangements, debt financings and dispositions. As discussed above, we expect to use a portion of our available cash for additional investments in acquisitions and developments of multifamily communities, and to a lesser extent multifamily operating and debt investments.  The actual amount invested will depend on the extent to which we are able to supplement these funds with other long-term sources as discussed below or the extent to which we utilize funds to purchase shares of our common stock in a tender offer, for distributions related to our common stock or other uses. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may make equity or debt investments in individual multifamily communities, portfolios or mergers with other real estate companies.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of September 30, 2014, PGGM has unfunded commitments of approximately $36.3 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $54.1 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may commit up to an additional $12.8 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $12.8 million, our co-investment share would be approximately $15.9 million assuming a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 178 billion euro (approximately $225 billion, based on exchange rates as of September 30, 2014) in pension assets for over 2.5 million people as of September 2014.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment for any additional investments.

As of September 30, 2014, we have 21 Developer CO-JVs, 19 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 21 Developer CO-JVs, four are stabilized operating, six are in lease up and 11 are in development. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of September 30, 2014, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV, all of which are fully funded.  We believe each of the borrowers is in compliance with our debt agreements.

For each equity investment, we evaluate the use of new or existing debt, including our $150.0 million credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. During 2013, we completed such an acquisition, acquiring the Vara multifamily community initially for all cash in July 2013 and placing mortgage financing on the property in December 2013. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the credit facility), including rents and leases. As of September 30, 2014, all loans, other than borrowings under our credit facility, are individually secured property debt.

Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  If we have provided full or partial guarantees for the repayment of debt, the portion of the debt that is guaranteed is considered a company level debt. As of September 30, 2014 there are six construction loans with such partial guarantees with total commitments of $259.5 million, $90.4 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $51.8 million and our outstanding guarantees for these construction loans as of September 30, 2014 is $14.9 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of September 30, 2014, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  As of September 30, 2014, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately 3.5 years.

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

We also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of September 30, 2014, we have closed nine construction loans and through October 31, 2014, we have closed three additional construction loans, bringing our committed construction loans as a percent of projected total committed construction loans to 83%. We expect to close the additional loans as the development projects progress. See the development tables below for additional discussion of our existing development activity.

As of September 30, 2014, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at September 30, 2014 was 0.16%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.3	3.95%	2018 to 2020	$87.3
Construction loans - variable interest rates (c)	14.9	Monthly LIBOR + 2.10%	2017 to 2018 (b)	14.9
Credit facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	112.2			112.2

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	829.4	3.73%	2015 to 2020	457.2
Permanent mortgage - variable interest rate	12.0	Monthly LIBOR + 2.35%	2017	6.6
Construction loans - fixed interest rate (c)	47.6	4.17%	2016 to 2018	25.2
Construction loans - variable interest rates (c)	95.8	Monthly LIBOR + 2.10%	2016 to 2018 (b)	53.1
	984.8			542.1
Plus: Unamortized adjustments from business combinations	4.9
Total Co-Investment Venture Level - Consolidated	989.7
Total all levels	$1,101.9			$654.3

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

(c)
As of September 30, 2014, $158.3 million has been drawn on the construction loans. The portion of the debt guaranteed by the Company is reported as Company level debt with the remainder of the outstanding balance reported as Co-Investment Venture level debt. See the section below for additional information on our development activity.

The balance of our construction loans outstanding as of September 30, 2014 is $158.3 million. The maximum commitment, remaining balance available for draw and the outstanding balance of our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$286.8	$89.5	$197.3	$107.6
Operating	79.4	68.8	10.6	5.9
Total	$366.2	$158.3	$207.9	$113.5

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2014, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of September 30, 2014, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
October through December 2014	$—	$1.7	$0.9
2015	0.2	83.6	46.2
2016	0.6	182.8	101.4
2017	18.6	231.7	144.9
2018	37.8	191.7	143.0
Thereafter	55.0	293.3	217.9

We would expect to refinance these borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development.  There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of September 30, 2014, approximately 70% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments, either for individual communities or pools of communities.  As of September 30, 2014, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 43%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage to our target leverage of between 50 and 60%.  In certain circumstances we could be charged with prepayment penalties in executing this strategy. In addition, as of September 30, 2014, five multifamily communities (two of which are wholly owned and three of which are held through our Co-Investment Ventures) with combined total carrying values of approximately $206.2 million were not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also obtain an additional credit facility or sell debt or equity securities of the Company.

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

•	Land held for future development - Land is considered land held for future development when the land is held with no current significant development activity but may include development in the future.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity multifamily development investments as of September 30, 2014, all of which are investments in consolidated Co-Investment Ventures (amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of September 30, 2014	Estimated Quarter (“Q”) of Completion(b)	Occupancy as of September 30, 2014
Lease up:
Everly	Wakefield, MA	55%	186	$43.6	1Q 2015	1%
Muse Museum District	Houston, TX	55%	270	46.6	1Q 2015	41%

Under development and construction:
Point 21	Denver, CO	55%	212	40.8	1Q 2015	N/A
SEVEN	Austin, TX	55%	220	45.9	2Q 2015	N/A
Cyan on Peachtree	Atlanta, GA	55%	329	42.5	3Q 2015	N/A
Zinc	Cambridge, MA	55%	392	111.8	4Q 2015	N/A
SoMa	Miami, FL	55%	418	58.6	4Q 2015	N/A
1401 Mission	San Francisco, CA	55%	121	25.8	1Q 2016	N/A
The Alexan	Dallas, TX	50%	365	42.3	1Q 2016	N/A
The Verge	San Diego, CA	70%	444	63.0	1Q 2016	N/A
Nouvelle	Tysons Corner, VA	55%	461	95.2	2Q 2016	N/A
Shady Grove	Rockville, MD	100%	366	31.5	4Q 2016	N/A

Pre-development:
Uptown Delray	Delray Beach, FL	55%	146	5.2	4Q 2016	N/A
Huntington Beach (c)	Huntington Beach, CA	59%	510	38.2	1Q 2018	N/A
Total equity investments currently under development			4,440	$691.0

Land held for future development:
Renaissance Phase II	Concord, CA	55%		$9.9

Total development portfolio				$700.9
Less: Construction in progress transferred to operating real estate				(54.3)
Total equity investment per consolidated balance sheet				$646.6

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

As of September 30, 2014, we have entered into construction and development contracts with $442.5 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor or cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We expect to enter into additional construction contracts on similar terms during 2014 and 2015 on our existing developments and additional developments in our pipeline.

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

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  Since the beginning of 2013, we have entered into seven floating rate construction loans for approximately $281.4 million of financing at a weighted average interest rate of LIBOR plus 2.1% and two fixed rate construction to permanent loans for approximately $84.8 million of financing at a weighted average interest rate of 4.2%. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over

30-day LIBOR.  (As of September 30, 2014, 30-day LIBOR was 0.16%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

The following table summarizes our debt investments in developments as of September 30, 2014:

Community	Location	Units	Amounts Advanced at September 30, 2014 (a)	Fixed Interest Rate	Maturity Date (b)	Effective Ownership (c)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	15.0%	January 2016	100%
Jefferson Creekside (d)	Allen, TX	444	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	15.0%	September 2016	100%
Total loans		1,513	$64.1	14.7%

(a)	As of September 30, 2014, all of the loans have been fully funded.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(c)	Effective ownership represents our current ownership percentage in the loan.

(d)	Of the total amounts advanced at September 30, 2014, $4.4 million is reflected as an investment in an unconsolidated real estate joint venture.

At the repayment of these loan investments, we may invest in other loan investments or use the proceeds for other uses as described above.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three and nine months ended September 30, 2014, we spent approximately $1.6 million and $4.8 million, respectively, in recurring and non-recurring capital expenditures on existing communities. For the three and nine months ended September 30, 2013, we spent approximately $1.3 million and $4.4 million, respectively, in recurring and non-recurring capital expenditures on existing communities.

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

Distribution Activity

The following table shows the regular distributions paid and declared for the nine months ended September 30, 2014 and 2013 and cash flow from operating activities over the same periods (in millions, except per share amounts):

	Distributions Paid in Cash (a)	Distributions Reinvested (DRIP)	Total Distributions	Funds from Operations (b)	Cash Flow from Operating Activities (c)	Total Distributions Declared (d)	Declared Distributions Per Share (d)
2014
Third Quarter (e)	$9.8	$5.1	$14.9	$14.6	$23.7	$14.9	$0.088
Second Quarter	7.1	7.8	14.9	7.9	13.3	14.7	0.087
First Quarter	7.0	7.6	14.6	12.8	10.7	14.6	0.086
Total	$23.9	$20.5	$44.4	$35.3	$47.7	$44.2	$0.261

2013
Third Quarter	$7.1	$7.8	$14.9	$0.6	$13.5	$14.9	$0.088
Second Quarter	7.1	7.8	14.9	14.0	23.1	14.7	0.087
First Quarter	6.8	7.7	14.5	13.7	20.5	14.5	0.086
Total	$21.0	$23.3	$44.3	$28.3	$57.1	$44.1	$0.261

(a)         Regular distributions accrued on a daily basis and were paid in the following month. However, starting with the fourth quarter of 2014, we now expect the board of directors will authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution is payable January 5, 2015 to stockholders of record at the close of business on December 29, 2014.

(b)         Funds from operations (“FFO”) represents our net income (loss) adjusted primarily for depreciation and amortization expense and excludes gains on sale of real estate.  For a reconciliation of our net income (loss) to FFO, see “Non-GAAP Performance Financial Measures — Funds from Operations and Modified Funds from Operations” below.

(c)
Cash flow from operating activities has not been reduced by distributions to noncontrolling interests for operating activities of $15.9 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively. See paragraph below for additional discussion.

(d)          Represents distributions accruing during the period.

(e)	Effective August 24, 2014, the DRIP was suspended and all distributions subsequent to that date were cash distributions.

Cash flow from operating activities exceeded regular distributions by $3.3 million for the nine months ended September 30, 2014 and by $12.8 million for the nine months ended September 30, 2013.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the nine months ended September 30, 2014, we distributed an estimated $15.9 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $31.9 million, which was less than our regular distributions by $12.5 million.  For the nine months ended September 30, 2013, we distributed an estimated $19.0 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $38.1 million, which was less than our regular distributions by $6.2 million.  Further, our regular distributions exceeded our funds from operations by $9.1 million and $16.0 million for the nine month periods ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, our regular cash distributions in excess of our cash flow from operations, as adjusted, were funded from the DRIP and our available cash.  The primary sources of our available cash were our share of proceeds from the sale of multifamily communities and the sale of noncontrolling interests.  As of September 30, 2014, we had cash and cash equivalents balances of $156.1 million, a significant portion of which related to the sale of noncontrolling interests to PGGM in December 2013 and February 2014 and our share of 2013 and 2014 property sales. Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, all subsequent distributions will be funded with cash. See Item 5 in Part II of this Quarterly Report on Form 10-Q for more information regarding the termination of the DRIP.

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

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of September 30, 2014, we had one investment of $5.1 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of September 30, 2014, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2014, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one to two years after substantial completion of the project for a specified purchase price which at September 30, 2014, have a contractual total of approximately $33.3 million for all such Co-Investment Ventures.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of September 30, 2014, we have recorded approximately $28.5 million as redeemable noncontrolling interests.  These Co-Investment Ventures also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development. Separate from put provisions, we have recorded in our September 30, 2014 consolidated balance sheets redeemable noncontrolling interests of $1.6 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to approved budgets at less than the maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2014 and December 31, 2013, we have approximately $16.7 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $442.5 million remaining to be paid as of September 30, 2014. We expect to enter into additional construction and development contracts related to our current development investments.

Estimated Per Share Value

On August 12, 2014, our board of directors established an estimated per share value of the Company’s common stock effective as of August 12, 2014 equal to $10.41 per share.  See Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 14, 2014, for additional information on this estimated per share value.

The estimated value of our shares was calculated as of a specific date.  The estimated value of our shares is expected to fluctuate over time in response to, among other factors, changes in multifamily capitalization rates, rental and growth rates, progress and market conditions related to developments, financing interest rates, returns on competing investments, changes in administrative expenses and other costs affecting working capital, amounts of distributions on our common stock, redemptions of our common stock, changes in the amount of common shares outstanding, the proceeds obtained for any common stock transactions and local and national economic factors. Further, as we are actively investing, including initiating and completing our development projects, the composition of our portfolio and the related multifamily fundamentals could change over time.

While the Company believes the methodologies utilized in calculating its estimated per share value were standard in the multifamily real estate sector to determine fair value, the estimated value may or may not represent fair value determined in accordance with GAAP.  The estimated value should not be considered as an alternative to total stockholders’ equity calculated in accordance with GAAP.

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

Accordingly, stockholders and others are cautioned in the use of our estimated per share value in future periods; any such use should be reviewed in connection with other GAAP measurements presented subsequent to August 12, 2014.

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

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as general and administrative expenses, corporate property management expenses, property management fees, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(0.9)	$(14.1)	$6.7	$(15.5)
Adjustments to reconcile income (loss) from continuing operations to NOI:
Asset management fees	—	1.8	3.8	5.5
Corporate property management expenses	1.5	1.8	5.6	5.3
General and administrative expenses	4.5	3.6	11.4	7.9
Acquisition fees	—	3.7	—	3.7
Transition expenses	1.0	8.2	6.7	8.6
Interest expense	5.1	5.9	15.3	18.6
Depreciation and amortization	24.3	22.1	70.6	63.2
Interest income	(2.7)	(2.3)	(7.8)	(6.4)
Gain on sale of real estate	—	—	(16.2)	—
Loss on early extinguishment of debt	—	—	0.2	—
Other, net	0.1	(0.1)	0.4	(0.8)
NOI	32.9	30.6	96.7	90.1
Less non-comparable:
Revenue	(6.8)	(3.1)	(16.9)	(7.6)
Operating expenses	3.8	1.6	9.0	3.5
Same Store NOI	$29.9	$29.1	$88.8	$86.0

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

FFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund distributions.  FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.  Although the Company has not historically incurred any impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  Accordingly, FFO should be reviewed in connection with other GAAP measurements.  Our FFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$(0.6)	$(0.5)	$—	$30.8
Real estate depreciation and amortization (a)	15.2	13.9	44.3	40.6
Gain on sale of real estate	—	(12.8)	(9.0)	(43.1)
FFO attributable to common stockholders	$14.6	$0.6	$35.3	$28.3

GAAP weighted average common shares outstanding - basic	168.8	168.9	168.8	168.6
GAAP weighted average common shares outstanding - diluted	169.0	168.9	169.0	168.6

Net income (loss) per common share - basic and diluted	$—	$—	$—	$0.19
FFO per common share - basic and diluted	$0.09	$—	$0.21	$0.17

(a)         The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO, Core FFO and AFFO:

•
For the three months ended September 30, 2014 and 2013, we capitalized interest of $4.8 million and $2.8 million, respectively, on our real estate developments.  For the nine months ended September 30, 2014 and 2013, we capitalized interest of $13.5 million and $6.7 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss), FFO and MFFO attributable to common stockholders.

•
For the three months ended September 30, 2014 and 2013, we incurred $1.0 million and $8.2 million, respectively, of transition expenses. For the nine months ended September 30, 2014 and 2013, the transition expenses were $6.7 million and $8.6 million, respectively.

As noted above, we believe FFO is helpful to investors as measures of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the three and nine months ended September 30, 2014 and 2013.

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

Inflation may affect the costs of developments we invest in, primarily related to construction commodity prices, particularly lumber, steel and concrete. Inflation for these materials has also recently been low due to lower overall construction as a result of the effects of the U.S. and global recessions. However, inflation could become an issue due to current U.S. monetary policies or accelerated growth in American, Chinese or other global construction activities. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

As of September 30, 2014, we had approximately $964.3 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.8%, $122.7 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.13%, and the outstanding amount under our credit facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of September 30, 2014, we have consolidated notes receivable with a carrying value of approximately $59.7 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 1.3 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2014, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt for investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facility and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2014 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(2.7)	$(2.0)	$(1.3)	$(0.7)
Interest rate caps	0.1	—	—	—
Cash investments	3.1	2.3	1.6	0.8
Total	$0.5	$0.3	$0.3	$0.1

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

As of September 30, 2014, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

A summary of our interest rate caps as of September 30, 2014 is as follows (amounts in millions):

	LIBOR	Maturity	Carrying and
Notional Amount	Cap Rate	Date	Estimated Fair Value
$50.0	2.5%	April 2016	$0.1
50.0	2.5%	April 2016	—
50.0	2.0%	April 2016	—
12.7	4.0%	March 2017	—
$162.7			$0.1

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that we will list our shares of common stock on the NYSE within the expected timeframe, that an active market will develop or the prices at which the shares may trade.

Although we have applied to list our common stock on the NYSE under the symbol “MORE” and expect to list our shares on or about November 21, 2014, the completion of the expected listing is subject to certain conditions. We can offer no assurance that the listing will be completed on this timeframe or at all. In addition, listing on NYSE does not ensure that an actual market will develop for our common stock. Accordingly, no assurance can be given as to (i) the likelihood that an active market for the stock will develop, (ii) the liquidity of any such market, (iii) the ability of our stockholders to sell their common stock or (iv) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares would trade if listed.

Because we have a large number of stockholders and our common stock was not previously listed on a national securities exchange, there may be significant pent-up demand to sell our shares upon a listing. Significant sales of our common stock, or the perception that significant sales of such shares could occur, may cause the price of our common stock to decline significantly.

Through November 10, 2014, our common stock has not been listed on any national securities exchange and the ability of stockholders to liquidate their investments has been limited. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.

If we commence a self-tender offer, it will burden our liquidity resources and may not prove to be the best use of our capital.

In conjunction with the expected NYSE listing, we expect to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase approximately $100 million in value of our shares of common stock. In a modified “Dutch Auction” tender offer, the purchase price is the lowest price per share within a range that the company sets, at which shares are tendered that will enable the company to purchase the maximum number of shares with the maximum dollar amount available in the tender offer. In our case, we have not set the price range and cannot predict the prices at which stockholders will tender shares. The price that we pay for shares in the tender offer may be dilutive and may not be the best use of our capital. The actual amount of cash needed to fund the self-tender offer will depend on how many stockholders elect to tender within the price range. Although we currently expect the maximum dollar amount available in the tender offer to be approximately $100 million, the final number will not be determined unless and until we commence the tender offer. We anticipate funding the expected tender offer and all related fees and expenses with available cash and/or borrowings available under our existing revolving credit facility. This use of our cash will burden our liquidity and will prevent us from using the cash for other opportunities, such as new investments, distributions or paying down debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Intention to List on NYSE and Conduct a Self-Tender Offer

Shares of our common stock are not currently listed on a national securities exchange. With the closing of the self-management transactions, on August 12, 2014, our board of directors authorized us to begin the process of exploring a potential listing on a national securities exchange. In connection with that process, we have engaged an investment banker, other financial advisors and legal counsel. On November 4, 2014, our board of directors approved our listing on the New York Stock Exchange (the “NYSE”) and we expect to list our shares of common stock on the NYSE under the ticker symbol “MORE” on or about November 21, 2014.

In conjunction with the expected NYSE listing we also expect to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase approximately $100 million in value of our shares of common stock. The Company expects to allow stockholders to tender all or a portion of their shares, but if the tender offer is oversubscribed, shares will be accepted on a prorated basis. The Company anticipates funding the expected tender offer and all related fees and expenses with available cash and/or borrowings available under its existing revolving credit facility.

Important Information

The foregoing information is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that we intend to distribute to our stockholders and file with the SEC. The full details of the tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which we will distribute to stockholders and file with the SEC upon commencement of the tender offer. Stockholders are urged to read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Stockholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that we file with the SEC at the SEC’s website at www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, stockholders may obtain free copies of our filings with the SEC from our website at www.monogramres.com.

Redemption of Fractional Shares

On November 4, 2014, the Company’s board of directors approved the redemption of all fractional shares of the Company's common stock outstanding as of the close of business on November 5, 2014. Stockholders holding any such fractional shares received a cash payment equal to the fractional share held by such stockholder multiplied by $10.41 (which number is the Company’s estimated value per share as of August 12, 2014). The fractional share payments were remitted to the stockholders on or about November 6, 2014. For important information regarding the methodologies, assumptions and limitations of this estimated per share value, please see Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014 and available at www.sec.gov.

Termination of Distribution Reinvestment Plan and Share Redemption Program

On November 4, 2014 in connection with our intent to list on the NYSE, the Company’s board of directors elected to terminate the DRIP, effective November 20, 2014, and to terminate the SRP effective November 10, 2014.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on July 1, 2014
3.2	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 2, 2014
4.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 1, 2014
4.2	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 1, 2014
4.3	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-11/A filed on May 9, 2008
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
99.1
Third Amended and Restated Policy for Estimation of Common Stock Value, incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: November 10, 2014	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)