Form 10-K
period 2014-12-31
Monogram Residential Trust, Inc.
filed 2015-03-26
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-36750

Monogram Residential Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-5383745
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5800 Granite Parkway, Suite 1000, Plano, Texas 75024
(Address of Principal Executive Offices) (ZIP Code)

 (469) 250-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange, LLC
Securities registered pursuant to section 12(g) of the Act:
None
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of June 30, 2014, the Registrant was not a publicly traded company. The Registrant registered its common stock on the New York Stock Exchange and became a publicly traded company on November 21, 2014. There were approximately 168.3 million shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter.
As of February 28, 2015, the Registrant had 166,520,905 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2015, into Part III of this Form 10-K to the extent stated herein.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-K
Year Ended December 31, 2014

PART I

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the subsection entitled “Forward-Looking Statements” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. You should also review Part I, Item 1A, “Risk Factors,” for a discussion of various risks that could adversely affect us.
Item 1.    Business
General
Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” “our” or “Monogram”) was organized in Maryland on August 4, 2006. We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating properties and properties in various phases of development, with a focus on communities in select markets across the United States. As of December 31, 2014, Monogram's portfolio includes investments in 56 multifamily communities in 12 states comprising 16,126 apartment homes. These include luxury mid-rise, high-rise, and garden style multifamily communities.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.
Our investments may be wholly owned by us or held through joint venture arrangements with third-party investors which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

At December 31, 2014, we held ownership interests in:

•
39 operating multifamily communities containing 10,629 residential units in 11 states, all of which are consolidated for financial reporting purposes. Of the 39 operating multifamily communities, 32 are held by CO-JVs.

•	12 developments of multifamily communities for 3,984 residential units in 8 states, all of which are consolidated for financial reporting purposes and are held by CO-JVs.

•	land held for future development and held by a CO-JV.

•	four loan investments for the development of multifamily communities, one of which is held by a CO-JV.

We target locations in primary markets and coastal regions with high job and rent growth urban markets, including transit oriented locations and vibrant areas offering cultural and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of December 31, 2014 our primary markets include California, Florida, Mountain, New England, Mid-Atlantic, and Texas, representing 93% of the portfolio as measured by net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and will reposition and redeploy capital to improve long-term returns.

Substantially all of our business is conducted through our operating partnership, Monogram Residential OP LP, a Delaware limited partnership (the “Operating Partnership”). Our wholly owned subsidiary, Monogram Residential, Inc., a Delaware corporation (“MR Inc.”), owns less than 0.1% of the Operating Partnership as its sole general partner. The remaining ownership interest in the Operating Partnership is held as a limited partner's interest by our wholly owned subsidiary MR

Business Trust, a Maryland business trust. As of December 31, 2014, the Operating Partnership has not issued any ownership interests to any noncontrolling interests in a so-called “UPREIT Structure”, but is organized in a manner that may facilitate an UPREIT Structure if advantageous to us in the future.
We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2014, we believe we are in compliance with all applicable REIT requirements.
Our office is located at 5800 Granite Parkway, Suite 1000, Plano, Texas 75024, and our telephone number is (469) 250-5500.
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

Effective July 31, 2013, we entered into a series of agreements with Behringer initiating our transition to self-management (the “Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. We closed the Self-Management Transition Agreements on June 30, 2014, terminating substantially all advisory and property management services provided by Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer and began operating as a self-managed, independent company. On November 21, 2014, we listed our shares of common stock on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE.”

As a self-managed company, our focus has transitioned from a finite-lived investment fund to a fully integrated, self-sustaining operating company. Our principal goal is to increase earnings, long-term shareholder value and cash flow through the acquisition, development, and operation of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve this goal by allocating and repositioning capital in urban, high-density suburban and suburban-urban growth markets, with a high quality, diversified portfolio that is professionally managed.

A further discussion of our acquisition, development, disposition, co-investment, property management, financing and other strategies follows.

Acquisition Strategy

We focus on acquiring multifamily communities that we believe will produce increasing rental revenue and appreciate in value over our holding period. Our targeted acquisitions include existing core properties, as well as properties in various phases of development and lease up with the intent to transition those properties to core properties. Acquisitions provide us with immediate entries into markets, allowing more rapid earnings growth and rebalancing of our portfolio of assets than development investments. We may make investments in individual multifamily communities and portfolios and in the future, we may pursue a merger with another real estate company. As discussed below, we may also acquire interests through Co-Investment Ventures.

We intend to acquire high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected inland markets that have high job and rent growth fundamentals, such as Dallas, Austin, Houston, Denver and Atlanta. Within these markets, we primarily focus on urban, high-density suburban and suburban-urban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. Our targets are typically focused on urban and infill locations but may also include suburban and suburban-urban areas, which are generally high density, lifestyle sub-markets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

When appropriate, we may also incorporate into our investment portfolio lease up properties, generally recently completed multifamily developments that have not started or have just started leasing, which may provide for better pricing relative to stabilized assets and a more timely realization of operating cash flow than traditional development projects.

Generally, we make additional capital improvements to aesthetically improve the community and its amenities, when it allows us to increase rents, and stabilize occupancy with the goal of increasing yield and improving total returns.

We have internal acquisition professionals who source acquisition opportunities through relationships with local owners and brokers. Our investment process then follows established procedures that we believe are effective in evaluating the potential investment returns and underwrite the potential benefits and risks on an absolute basis and as compared to other investment options. Major factors that we consider include the macroeconomic growth fundamentals for the market, existing and projected operations, current and future cash flow, our ability to add or increase other revenue sources, existing and projected supply of competing communities, the effective operating age, the quality of construction and the attractiveness of the surrounding sub-market. We also consider the synergies of the investment with our existing portfolio, including efficiencies with respect to our other investments in the market and whether we believe we will be able to hold a sufficient critical mass to optimize property management.

Development Strategy

We invest in developments where we believe we can create value and cash flow greater than through stabilized investments on a risk adjusted basis. We seek developments with characteristics similar to our stabilized multifamily investments, but at a lower cost per unit and in locations where there are limited acquisition opportunities. Our developments also allow us to build a portfolio that is tailored to our specifications for location with the latest amenities and operational efficiencies, which result in lower capital expenditures and maintenance costs. Investing in developments further allows us to maintain a younger portfolio.

We have in-house development capabilities which include the expertise to execute developments on our own or through third-party developers, which may include strategic joint ventures with national or regional real estate developers/owners (“Developer Partners”). When we utilize third-party developers, we expect to be the controlling owner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition. Similar to our acquisition strategy, utilizing local developers, rather than establishing our own regional offices, provides us with a broader and more scalable approach to sourcing and executing developments with less fixed overhead. Our developer arrangements also generally include guaranteed maximum construction contracts (“GMAX”) which helps us manage our development and construction risks. However, whether developed in-house or through third-party developers, we maintain direct involvement in the development of each project in order to ensure that the finished product is suitable as a long-term investment and includes the kinds of upgrades that provide energy and operational efficiencies. When structured as joint ventures, we also have an opportunity for internal growth through buyout of the Developer Partners’ interests, where we generally have opportunities to acquire developments at fixed prices that are anticipated to be less than market pricing at stabilization.

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of December 31, 2014, of the 13 developments in our pipeline, all are entitled and only two are currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged five months for our development pipeline since 2011.

Similar to acquisitions, our development underwriting evaluates investments on a risk adjusted basis. We will seek development opportunities that provide sufficient spreads to acquisitions to account for the additional development risks as well as total returns that are accretive relative to our portfolio and cost of capital. The majority of our development projects currently under construction were started prior to the recent escalation in land prices and prior to much of the on-going increases in construction costs. In many cases, recent cost increases have compressed development spreads as compared to acquisition and in many cases core urban developments, particularly outside of the west coast, are generating lower risk adjusted returns. We will continue to pursue development opportunities in our target markets if the opportunities meet our risk adjusted return expectations and align with our portfolio and capital allocation plans.

We engage reputable and experienced general contractors, architects, and other design professionals for our development projects. Our development team monitors each project’s progress in order to ensure that our projects achieve the high quality of construction consistent with our targeted resident profile, and are generally completed on time and in line with budget. Our process is also predicated on securing GMAX construction contracts that are based upon complete plans and specifications, rather than design build where plans are finalized during construction. This not only reduces our exposure to cost overruns but also encourages our general contractors to lock in construction costs by buying out the underlying materials and subcontractors as soon as practicable. As of December 31, 2014, of our 11 projects under construction, substantially all of the hard construction costs have been bought out, effectively locking in those costs. Our development process further coordinates with property management to ensure a smooth and seamless transition into leasing and operations.

Disposition Strategy

We continuously evaluate total return, net operating performance and growth prospects for our investments and markets as compared to alternative investments and will sell assets and redeploy capital as warranted. Other factors we consider include the critical mass of our operating properties in the market, overall fundamentals for the market and the age of the multifamily community. We would look to dispose of properties before major capital improvements are required, as well as when we see increasing risk of competition, changing sub-market fundamentals, and/or in consideration of compliance with applicable federal REIT tax requirements.

Co-Investment Strategy

We enter into strategic Co-Investment Ventures with institutional investors which we believe offers efficient, cost effective capital for growth. This capital does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. However, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. We also seek joint venture structures with relatively straightforward distributable cash flow provisions and which limit our noncontrolling partner’s rights.

We are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs.” As further explained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Annual Report on Form 10-K, our arrangements with PGGM provides for additional sources of capital, fees and promoted interests over the term of the joint venture. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect our MW CO-JVs to decline over time as properties are sold or we buy out our partner’s ownership interest in the multifamily communities.

When applicable, we refer to individual investments by referencing those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

The table below presents a summary of our Co-Investment Ventures.  The effective ownership ranges are based on our participation in distributable cash from the multifamily investment. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	December 31, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	4	90% to 100%
	46		45

(a)
Includes one unconsolidated investment as of December 31, 2014 and December 31, 2013. Also, as of December 31, 2014 and December 31, 2013, the PGGM CO-JVs include Developer Partners in 19 and 16 multifamily communities, respectively.

Property Management Strategy

We seek to achieve long-term earnings growth through our internal property management team and the strength of our operating platform. Our internal property management team and our branded property management company is known as “Monogram Apartment Collection.” We execute this strategy by employing:

•	a sharp focus on revenue management while growing and optimizing effective rents and rent premiums;

•
an adaptive strategy to push portfolio occupancy above 95% in 2015, as we shift our focus from maximizing net asset value with a moderate occupancy and higher embedded rents to one maximizing net operating income through higher occupancy and lower expenses;

•
consistency of service standards with a focus on improving resident satisfaction scores as measured by third-party benchmarking and deploying of our customer loyalty program which rewards tenured residents leasing at premium levels;

•	continuous improvement of process and technologies which drive operating efficiencies on-site;

•	a capital improvement strategy which enhances revenues, reduces operating costs, and maintains the quality of each community; and

•	a progressive view of business intelligence and performance analytics.

Our on-site and regional offices report to our corporate property management group, and are comprised of multifamily industry veterans with local market expertise. On-site property management teams at all levels as well as regional supervisors are incentivized with bonus programs that are based on achieving key operating metrics, including earnings targets and resident satisfaction scores.

We use web-based technology initiatives to support, track and measure cost effectiveness of marketing programs to drive traffic, and provide on-line access to our customer 24/7 to lease apartments, execute renewals, submit service requests, make payments electronically, and receive communications electronically. We employ best in class software programs to optimize revenue and improve operational efficiency. Our comprehensive education and training platform contributes to the quality and consistency of operations at a national level, and provides development of bench strength on the team.

Fundamental to our property management strategy is the development of our newly launched brand “Tailored Living”, which emphasizes the unique high end nature of our communities while maintaining individual personality and characteristics in each local market. Accordingly, we made a strategic decision not to brand individual assets with one single name identification. Instead the “Tailored Living” brand is built upon a “service and quality asset platform” rather than a naming convention. Consistency of customer experience is the driver for creating a preference for our brand.

Financing Strategy

The objective of our financing strategy is to maintain a strong balance sheet and provide liquidity to grow the Company. We plan to achieve these objectives generally through limiting operating leverage as a percent of gross assets to not more than 55% and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of greater than 1.5x. We currently are meeting our short-term liquidity needs through our cash and cash equivalents and borrowings under our combined $350 million credit facilities.
Regarding our development pipeline, we expect to utilize our credit facilities and individual project construction financing, generally at 50% to 60% of cost either with conventional bank financing or longer term construction financing. Conventional financing is expected to be at floating rates which allow for greater flexibility in refinancing. The base terms of these construction borrowings will extend through the projected stabilization of the development, which may include one or two 12 month extension options. We may also obtain longer term construction financing that would extend past the stabilization period, with terms of seven to 10 years, when we can lock in favorable financing. We do expect to have increased borrowings related to our development pipeline, since most of our equity requirements have already been met, and we are now drawing down on our construction loans. We currently expect additional consolidated borrowings of $585.0 million subsequent to December 31, 2014 to complete our development pipeline.
Additionally, we may fund some of our future investments with Co-Investment Venture arrangements as discussed above. In addition to diversification and fee opportunities, our Co-Investment Ventures also allow us to preserve our capital while continuing to invest and operate the portfolio.
As a part of our long-term finance plans, we will consider other debt and equity offerings, refinancings and dispositions. In evaluating these options, we will consider our current and projected cost of equity versus debt, our debt maturity schedule, liquidity requirements and the other factors discussed above.

Other Strategies and Activities

We may deploy other strategies to increase total returns and shareholder value. As with other investments, we evaluate whether these investments produce sufficient risk adjusted returns, are accretive to our cost of capital and are consistent with a strong balance sheet. Over the last couple of years, we saw an opportunity to invest in development mezzanine loans that were not being met by other capital providers, which provided annualized cash returns in excess of 14%. As development capital has generally returned to the multifamily sector, these investment opportunities have not been available at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity and not replaced or if they are, they may be replaced at lower levels than our current investments.

2014 Highlights
Key transactions and highlights for 2014 included:

•	Completed the process of becoming a self-managed, independent company;

•	Listed our shares of common stock on the NYSE and began trading on November 21, 2014;

•	Our investment activity in 2014:

◦	Completed construction of six developments with 1,476 units;

◦	Added to our development pipeline two new multifamily developments with 631 units in California;

•	Sold one multifamily community for a sales price of $52.9 million, before closing costs, resulting in a gain of approximately $16.4 million;

•
Increased same store comparable total rental revenues for our multifamily communities by 2.8% from $178.5 million in 2013 to $183.5 million in 2014, and total consolidated rental revenue by 9.7% from $190.6 million in 2013 to $209.0 million in 2014;

•	Obtained new construction financing with total commitments of $439.3 million;

•	Declared total distributions of $56.7 million, an annual rate of 3.2% (based on our $9.26 per share price at market close on December 31, 2014); and

•
Reported net income for 2014 of $0.3 million, a decrease from net income of $32.6 million in 2013, where a substantial portion of the decrease related to decreased gains from sales of multifamily communities of $34.4 million. Funds from operations (“FFO”) increased by 6.9% from $42.0 million in 2013 to $44.9 million in 2014. (See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”)).

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
During 2013, we began to utilize a taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including property and asset management and other services and the conduct of certain nonqualifying real estate transactions. Our TRS is a wholly owned subsidiary of the Operating Partnership and is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes. For the year ended December 31, 2014, our

TRS did not incur any significant activity and we did not recognize any income tax expense/(benefit) related to the taxable income of the TRS.
Competition
We are subject to significant competition in seeking real estate investments, capital, including both equity and debt capital, and residents. We compete with many third parties engaged in real estate investment activities including other REITs, regional and national developers, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate development, lending and investment programs for investments that may be suitable for us. Some of our competitors have substantially greater financial and other resources than we have. They also may have competitive advantages related to, among other things, cost of capital, governmental regulation, access to real estate investments and resident services.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, construction and occupancy permits, construction codes, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts (such as increased motor vehicle activity), rent controls, business licenses and fair housing regulations. We believe that we have all permits, licenses and approvals necessary under current law to operate our investments.
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
Employees
As of February 28, 2015, we have 370 employees.
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
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC may be obtained from our website at www.monogramres.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.  Risk Factors
The factors described below represent our principal risks. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.
This Item 1A includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in the subsection entitled “Forward-Looking Statements” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Competition in the multifamily market may adversely affect our operations and the rental demand for the Company’s communities.
There are numerous housing alternatives that compete with the Company’s multifamily communities in attracting residents. These include other multifamily communities, condominiums and single-family homes that are available for rent in the markets in which the communities are located. If the demand for the Company’s multifamily communities is reduced or if competitors develop and/or acquire competing multifamily communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other REITs, businesses and other entities in the acquisition, development and operation of multifamily communities. This competition may result in an increase in costs and prices of multifamily communities that the Company acquires and/or develops.
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
Expansion, development and redevelopment projects entail the following considerable risks which can result in increased costs of a project or loss of our investment:

•
We may delay or abandon development and redevelopment opportunities that we have already begun to explore for a number of reasons, including changes in local market rental rates or other operating conditions, unsatisfactory performance by our developer partners or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring these opportunities.

•
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include future costs that we anticipate but cannot predict with certainty. The construction costs of a development or redevelopment property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, possibly making the associated investment unprofitable. We cannot assure you that market rents in effect at the time new development or redevelopment communities complete lease up will be sufficient to fully offset the effects of any increased construction or reconstruction costs. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results.

•
Occupancy rates and rents at a new development or redevelopment community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities.

•
We may incur liabilities from third parties during the development or redevelopment process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as with respect to commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements).

•
There may be a significant time lag between commencement and completion of the development or redevelopment project. Such a time lag subjects us to greater risks due to fluctuations in the general economy. Failure to complete construction and leasing of a property on schedule may result in increased debt service expenses and construction or renovation costs. Delays in completion of a multifamily community could also give residents the right to terminate preconstruction leases for a newly developed project.

•	Significant changes in economic conditions could adversely affect prospective tenants and our ability to lease newly developed and redeveloped properties.

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

In addition, we may invest in unimproved real property or mortgage loans on unimproved property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.
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
Guarantors of development projects in which we invest may not have the financial resources to perform their obligations under the guaranties they provide.
We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. We may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. On a more limited basis, we may also utilize completion or performance bonds to help ensure performance by the developers. We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
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
Risks associated with co-ownership arrangements with our co-venture partners, co-tenants or other partners.

As of December 31, 2014, 46 of our 56 investments in multifamily communities have been made through Co-Investment Ventures. In the future, we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including the possibility that our partner in an investment might be unable to or otherwise refuse to make capital contributions when due; that we may incur liabilities as the result of action taken by our partner; that our partner might at any time have economic or business interests or goals that are inconsistent with ours; and that our partner may be in a position to take action contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy/sell arrangement, that could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction.
Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than an asset sale.
Under certain circumstances, assets owned by a subsidiary REIT may be required to be disposed of via a sale of capital stock rather than as an asset sale by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT. As a result, we may not be able to realize a return on our investment in a joint venture, such as a PGGM CO-JV or MW CO-JV, at the time or on the terms we desire.
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
The form, timing and/or amount of distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing and/or amount of cash distributions to stockholders will be declared at the discretion of the board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the board of directors may consider relevant. The board of directors may modify our distribution policy from time to time.
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
In order to effectively compete for the acquisition of properties and other real estate-related assets in the current market, our employees and board of directors may be required to make investment decisions and be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on a property or real estate-related asset acquisition. In such cases, the information available to our employees and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our employees and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our employees and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our employees and board of directors may rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.
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
Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area or Southern California) or destructive weather event (such as a hurricane, especially in Florida or the Washington, D.C. Area) affecting a region may have a significant negative effect on our financial condition and results of operations. As of December 31, 2014, we owned or had an ownership interest in properties that are located in the San Francisco Bay Area, Southern California, Florida and the Washington, D.C. Area. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
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

Our financial condition and ability to pay distributions could be adversely affected by financial covenants under our credit facilities.

We have entered into two credit facility agreements. Our credit facility agreements both contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreements also contain customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants and cross-default provision with other debt. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial returns to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreements, which could have a material adverse effect on our financial condition.

Beginning December 31, 2015, our $200 million credit facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the year ended December 31, 2014, our declared distributions were 126% of our funds from operations during such period as calculated in accordance with the NAREIT definition. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Performance Measures - Funds from Operations” for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income. This covenant could limit our ability to pay distributions to our stockholders.

Violating the covenants contained in our credit facility agreements would likely result in us incurring higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit facility agreements, all of which could have a material adverse effect on our results of operations and financial condition.
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
Increases in interest rates could increase the amount of our debt payments, adversely affect our ability to make distributions to our stockholders and adversely affect the market price of our common stock.
We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns. Additionally, an increase in market interest rates may lead purchasers of our common stock to demand a greater dividend yield, which could adversely affect the market price of our common stock.
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
We have invested and may continue to invest in real estate-related loans, including but not limited to mortgage, bridge, mezzanine or other loans, and other real estate-related assets. In addition, we may hold a noncontrolling interest in a real estate asset, such as a minority interest or preferred equity. Each of these investments will be subject to the risks typically associated with the ownership of real estate.
We have relatively less experience investing in mortgage, bridge, mezzanine or other loans or debt securities relating to real estate as compared to investing directly in real property, which could adversely affect our return on loan investments.
The experience of our employees with respect to investing in mortgage, bridge, mezzanine or other loans or debt securities relating to real estate is not as extensive as it is with respect to investments directly in real properties. However, we have made and may continue to make such loan investments to the extent we determine that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.
Our mortgage, bridge, mezzanine or other loans or debt securities may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.
If we make or invest in mortgage, bridge, mezzanine or other loans or debt securities, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans or debt securities will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
Our mortgage, bridge, mezzanine or other loans or debt securities will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.
If we invest in fixed-rate, long-term mortgage, bridge, mezzanine or other loans or debt securities and interest rates rise, the investments could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge, mezzanine or other loans or debt securities are prepaid, because we may not be able to make new investments at the previously higher interest rate.
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
Interest rate hedging arrangements may be costly and ineffective and may result in losses.
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Although these instruments may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company enters into hedging arrangements only with major financial institutions that have high credit ratings.
If we lose or are unable to obtain key personnel, our ability to implement our business strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our executive officers and our other key personnel, including Mark T. Alfieri, Howard S. Garfield, Daniel J. Rosenberg, Ross P. Odland, Margaret M. Daly, Robert T. Poynter, James A. Fadley and James J. McGinley, III, each of whom would be difficult to replace. Any of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. As we expand, we will continue to try to attract and retain qualified additional senior management and other employees, but may not be able to do so on acceptable terms. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of executive officers and other key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered, and our operations and financial results could suffer.
We recently transitioned to a self-managed REIT and have limited operating experience being self-managed.
Between July 2013 through June 2014, we transitioned to a self-managed REIT. While we no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external advisor or their affiliates. Our employees now provide us services historically provided by our former external advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. In addition, we have limited experience operating as a self-managed REIT and we may encounter unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition.
A breach of the Company’s privacy or information security systems could materially adversely affect the Company’s business and financial condition.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As a result, privacy and information security and the continued development and enhancement of the controls and processes designed to protect the Company’s systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company.

The Company’s business requires it to use and store customer and employee personal identifying information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The Company also engages third party service providers that may have access to such personal identifying information in connection with providing necessary information technology, security and other business services to us. The collection and use of personal identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

Customer and employee personal identifying information may be stored in hard copy or electronically by the Company and the third party service providers. Such information that is stored electronically may be at risk of cyber attack. The Company devotes significant resources to network security to protect the Company’s systems and data. The Company’s security measures include user names and passwords to access Company information technology systems. The Company also uses encryption and authentication technologies to secure the transmission and storage of data. These security measures, however, cannot provide absolute security. They may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts, including personally identifiable information of tenants and employees. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, the Company may experience a breach of the Company’s systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the Company’s systems, or those of our third party service providers, or results in the unauthorized release of personal identifying information, the Company’s reputation and brand could be materially damaged and materially adversely affect the Company’s business. The Company also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

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
There is generally a reduced tax rate on dividends paid by corporations to individuals equal to the capital gain rate, which is currently at a maximum tax rate of 20%. REIT distributions generally do not qualify for this reduced rate. The maximum corporate tax rate for dividends received by corporations is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.
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
Certain provisions contained in our charter and bylaws and certain provisions of Maryland law could delay, defer or prevent a change in control.
Ownership limit. Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide our stockholders with the opportunity to receive a control premium for their shares.
Issuance of additional shares of capital stock. Our charter permits our board of directors to issue up to 1,000,000,000 shares of capital stock. Our board of directors, without any action by our stockholders, may: (1) increase or decrease the aggregate number of shares; (2) increase or decrease the number of shares of any class or series we have authority to issue; or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Business combinations under Maryland law. Certain provisions of Maryland law prohibit “business combinations” with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, holders of common stock receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its common stock. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by our board of directors before the time that the Interested Stockholder becomes an Interested Stockholder. Our bylaws contain a provision exempting any “business combination” involving the Company from this statute. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. However, such amendment or elimination may only be done with the affirmative vote of a majority of the votes cast on the matter by the holders of the issued and outstanding shares of our common stock. The business combination statute could have the effect of discouraging others from trying to acquire control of us and increase the difficulty of consummating any offer.
Control share acquisitions under Maryland law. Maryland law also provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. This provision does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting any and all acquisitions by any person of shares of our stock from this statute. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. However, such amendment or elimination may only be done with the affirmative vote of a majority of the votes cast on the matter by the holders of the issued and outstanding shares of our common stock. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.
Stockholders have limited control over changes in our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•	the election of our board of directors or the removal of any member of our board of directors for cause;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦	change our name;

◦	increase or decrease the aggregate number of our shares;

◦	increase or decrease the number of our shares of any class or series that we have the authority to issue;

◦
classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

◦	effect reverse stock splits; and

◦	opt into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law; and

•	our liquidation and dissolution.
All other matters are subject to the discretion of our board of directors.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock and 125,000,000 shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Investors will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in future public or private offerings; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of common stock upon the conversion of our convertible stock; (4)  issue restricted stock units or other awards pursuant to our incentive award plan; or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.
Your investment may be diluted upon conversion of the Series A Preferred Stock.

In connection with the Self-Management Transition Agreements, we issued to Behringer 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”). Under limited circumstances, the Series A Preferred Stock may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. Each share of Series A Preferred Stock is entitled to a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As a result of listing our shares of common stock on the NYSE on November 21, 2014, the Series A Preferred Stock will automatically convert into shares of our common stock as described below on the earlier of December 31, 2016 or the election by the holders of a majority of the then outstanding shares of Series A Preferred Stock.

Upon conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share value of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The performance threshold necessary for the Series A Preferred Stock to have any value is based on the aggregate issue price of our shares of common stock outstanding on July 31, 2013, the aggregate distributions paid on such shares through the triggering event, and the value of our shares of common stock at the time of the applicable triggering event as determined pursuant to the Articles Supplementary. It is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for the Series A Preferred Stock to have any value. In fact, if the Series A Preferred Stock has value, the returns of our stockholders will differ, and some may be less than a 7% cumulative, non-compounded annual return.

The market price and trading volume of our shares of common stock may be volatile.

The market price of our common stock has recently been, and may continue to be, volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions,

•	changes in our funds from operations or earnings estimates,

•	publication of research reports about us or the real estate industry,

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield,

•	changes in market valuations of similar companies,

•	adverse market reaction to any additional debt we incur or acquisitions we make in the future,

•	additions or departures of key management personnel,

•	actions by institutional stockholders,

•	speculation in the press or investment community,

•	the realization of any of the other risk factors presented in this report, and

•	general market and economic conditions.

A large number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. Our board of directors may also authorize the issuance of additional authorized but unissued shares of common stock or other authorized but unissued securities at any time, including pursuant to our incentive award plan. As of December 31, 2014, 166,467,726 shares of our common stock were issued and outstanding, as well as 10,000 shares of our Series A Preferred Stock which may be convertible into shares of our common stock. In addition, as of December 31, 2014, we had reserved an additional 19,745,309 shares of common stock for future issuance under our incentive award plan. We have also filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Description of Properties and Real Estate-Related Assets

We make real estate investments through wholly owned entities or through Co-Investment Ventures, which may in turn invest through Property Entities. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. Our equity and debt investments are geographically diversified and include operating and development investments.
The following tables present our consolidated real estate investments and our investment in an unconsolidated real estate joint venture as of December 31, 2014. The equity and debt investments are separately categorized based on geographic region and the stage in the development and operation of the respective investment. All categorizations are based on each investment’s status as of December 31, 2014. The definitions of each stage are as follows:

•	Same Store are communities that are stabilized (generally once achieving 90% occupancy) for both the current and prior reporting year.

•	Stabilized Non-Comparable are communities that have been stabilized or acquired after January 1, 2013.

•	Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•
Developments include communities currently under construction for which leasing activity has not commenced, pre-development communities where construction has not yet commenced and land held for future development.

As of December 31, 2014, multifamily communities that we held an interest in were classified in the following stages:

Classification	Number of Communities	Number of Units
Equity Investments:
Operating Multifamily Communities:
Same Store	30	8,378
Stabilized Non-Comparable	4	1,006
Lease up	5	1,245
Total Operating Multifamily Communities	39	10,629

Developments:
Developments in lease up	1	212
Under development and construction	10	3,262
Pre-development	1	510
Land held for future development	1	—
Total Developments	13	3,984

Total Equity Investments in Multifamily Communities	52	14,613

Debt Investments:
Developments (a)	4	1,513

Total Equity and Debt Investments	56	16,126

(a) One of the debt investments is held by an unconsolidated real estate joint venture.

Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and Metropolitan Statistical Areas (“MSAs”) (with respect to MSAs, we only identify the largest city for each MSA):

•	Florida — Includes communities in Miami, FL MSA, and Orlando, FL MSA.

•	Georgia — Includes communities in Atlanta, GA MSA.

•	Mid-Atlantic — Includes the states of Virginia, Maryland and New Jersey. Includes communities in Washington, DC MSA and Philadelphia, PA MSA.

•	Mid-West — Includes the state of Illinois. Includes a community in Chicago, IL MSA.

•	Mountain — Includes the states of Arizona, Colorado and Nevada. Includes communities in Phoenix, AZ MSA, Denver, CO MSA, and Las Vegas, NV MSA.

•	New England — Includes the state of Massachusetts. Includes communities in Boston, MA MSA.

•	Northern California — Includes communities in San Francisco, CA MSA and Santa Rosa, CA MSA.

•	Southern California — Includes communities in Los Angeles, CA MSA and San Diego, CA MSA.

•	Texas — Includes communities in Austin, TX MSA, Dallas, TX MSA, and Houston, TX MSA.

						As of December 31, 2014
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Operating Properties by Geographic Region
Same Store:
Florida
The District Universal Boulevard	Orlando, FL	425	55%	2010	2009	93%	$1,183	$55.2
Satori	Fort Lauderdale, FL	279	55%	2007	2010	90%	2,170	72.6
Georgia
The Reserve at LaVista Walk	Atlanta, GA	283	100%	2010	2008	98%	1,409	32.8
Mid-Atlantic
55 Hundred	Arlington, VA	234	55%	2007	2010	91%	1,855	71.1
Bailey's Crossing	Alexandria, VA	414	55%	2007	2010	92%	1,964	115.2
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2004	94%	1,585	53.7
The Cameron	Silver Spring, MD	325	55%	2007	2010	87%	2,070	92.3
The Lofts at Park Crest	McLean, VA	131	55%	2010	2008	86%	3,349	39.9
Mid-West
Burnham Pointe	Chicago, IL	298	100%	2010	2008	93%	2,473	76.7
Mountain
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	94%	2,045	68.3
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	95%	1,501	49.4
Skye 2905	Denver, CO	400	55%	2008	2010	95%	1,694	88.9
The Venue	Clark County, NV	168	55%	2008	2009	91%	941	22.3
Veritas	Henderson, NV	430	55%	2007	2011	94%	1,045	53.7
New England
Stone Gate	Marlborough, MA	332	55%	2011	2007	95%	1,538	55.6
West Village	Mansfield, MA	200	55%	2011	2008	93%	1,774	30.8
Pembroke Woods	Pembroke, MA	240	100%	2012	2006	95%	1,518	38.6
(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2014
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)
Northern California
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	55%	2010	2003	94%	$1,723	$31.9
Acappella	San Bruno, CA	163	100%	2010	2010	99%	2,754	46.3
Argenta	San Francisco, CA	179	55%	2011	2008	98%	3,927	81.1
Renaissance Phase I	Concord, CA	132	55%	2011	2008	98%	2,405	35.6
Southern California
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	93%	2,094	50.6
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	92%	3,617	70.5
The Gallery at NoHo Commons	Los Angeles, CA	438	55%	2009	2008	95%	1,637	89.7
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	95%	2,409	31.9
Texas
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	92%	1,331	39.3
Eclipse	Houston, TX	330	55%	2007	2009	95%	1,402	44.3
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	94%	1,337	51.1
Uptown Post Oak	Houston, TX	392	100%	2010	2008	96%	1,761	55.9
Grand Reserve	Dallas, TX	149	74%	2010	2009	93%	2,202	27.9
Total Same Store		8,378			2009	94%	1,799	1,673.2

Stabilized Non-Comparable:
Florida
The Franklin Delray	Delray Beach, FL	180	55%	2012	2013	96%	1,815	32.0
Northern California
Vara	San Francisco, CA	202	100%	2013	2013	97%	3,408	103.7
Texas
Allegro (f)	Addison, TX	393	100%	2010	2013	93%	1,550	52.2
Allusion West University	Houston, TX	231	55%	2012	2014	90%	1,791	39.7
Total Stabilized Non-Comparable		1,006			2013	94%	2,026	227.6

Lease Up:
Southern California
Blue Sol	Costa Mesa, CA	113	100%	2013	2014	54%	N/A	37.0
New England
Everly	Wakefield, MA	186	55%	2012	2014	23%	N/A	45.3
Texas
4110 Fairmount	Dallas, TX	299	55%	2012	2014	64%	N/A	42.4
Arpeggio Victory Park	Dallas, TX	377	55%	2012	2014	75%	N/A	57.1
Muse Museum District	Houston, TX	270	55%	2012	2014	66%	N/A	47.2
Total Lease Up		1,245			2014	60%	N/A	229.0

Total Operating Properties		10,629			2009	94%	$1,824	$2,129.8

						As of December 31, 2014
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Estimated Quarter (“Q”) of Completion(c)	Total Net Real Estate (in millions)
Developments by Geographic Region
Florida
SoMa	Miami, FL	418	55%	2013	4Q 2015	$69.8
Uptown Delray	Delray Beach, FL	146	55%	2013	4Q 2016	11.2
Georgia
Cyan on Peachtree	Atlanta, GA	329	55%	2013	3Q 2015	56.5
Mid-Atlantic
Shady Grove	Rockville, MD	366	100%	2013	1Q 2017	37.1
Nouvelle	Tysons Corner, VA	461	55%	2013	2Q 2016	117.5
Mountain
Point 21	Denver, CO	212	55%	2012	2Q 2015	44.6
New England
Zinc	Cambridge, MA	392	55%	2012	4Q 2015	134.8
Northern California
Renaissance Phase II (g)	Concord, CA	—	55%	2011	—	9.8
On Mission Lofts	San Francisco, CA	121	55%	2014	4Q 2015	31.7
Southern California
The Verge	San Diego, CA	444	70%	2013	1Q 2016	73.2
Huntington Beach	Huntington Beach, CA	510	65%	2014	1Q 2018	39.9
Texas
The Alexan	Dallas, TX	365	50%	2010	1Q 2016	53.2
SEVEN	Austin, TX	220	55%	2011	2Q 2015	51.1
Total Developments		3,984				$730.4
Total Real Estate, Net		14,613				$2,860.2

____________________________________________________________

(a)
Ownership percentage represents our participation in the distributable operating cash of the multifamily investment. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Venture partners.

(b)	Year of initial investment represents the year of our initial equity investment in the multifamily community.

(c)
We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources. Accordingly, the date provided may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community. For multifamily communities that have undergone major development or expansion, we provide the most recent date as the year of completion. The weighted average year of completion for operating properties was based upon number of units.

(d)
Physical occupancy is defined as the residential units occupied for Same Store, Stabilized Non-Comparable and Lease Up communities as of December 31, 2014, divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2014, the total gross leasable area of retail space for all of these communities is approximately 158,000 square feet, which is approximately 1% of total rentable area. As of December 31, 2014, approximately 77% of the 158,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates is based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2014 for Same Store and Stabilized Non-Comparable properties. Monthly rental revenue per unit includes in-place base rents for the occupied units and the current market rent for vacant units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees. Because monthly rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for Same Store and Stabilized Non-Comparable communities as of December 31, 2014.

(f)	In 2013, we completed construction of Phase II adding an additional 121 units.

(g)	This development is land held for future development, thus units and estimated quarter of completion are not applicable.

Debt Investments	Location	Units	Ownership % (a)	Maturity Date (b)	Fixed Interest Rate	Loan Balance as of December 31, 2014
Loan Investments by Geographic Region
Developments
Florida
Kendall Square	Miami Dade County, FL	321	100%	January 2016	15.0%	$12.3
Mountain
Jefferson at One Scottsdale	Scottsdale, AZ	388	100%	December 2015	14.5%	22.7
Texas
Jefferson Center	Richardson, TX	360	100%	September 2016	15.0%	15.0
Jefferson Creekside (c)	Allen, TX	444	55%	August 2015	14.5%	14.1
Total Loan Investments		1,513				$64.1
_________________________________________________________

(a)
Ownership percentage represents our share of the loan investment based on our participation in the distributable operating cash. Actual cash distributions may be at different percentages or may vary over time. Each of our investments with our Co-Investment Venture partners may become subject to buy/sell rights with the Co-Investment Venture partners.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the receipt of an extension fee of 0.50% of the applicable loan balance.
(c) Of the loan balance, $4.4 million is included in investment in an unconsolidated real estate joint venture.

Part of our financing strategy includes obtaining financing that is secured by our real estate investments. For the amount of encumbrances subject to which each of our properties was held as of December 31, 2014, see “Schedule III - Real Estate and Accumulated Depreciation” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
On November 21, 2014, we listed our shares of common stock on the NYSE under the ticker symbol “MORE.” The following table sets forth the high and low sales prices per share of our common stock for the period from November 21, 2014 to December 31, 2014, as reported by the NYSE. On February 28, 2015, there were 8,675 holders of record of an aggregate of 166.5 million shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	Sales Price
	High	Low
November 21, 2014 through December 31, 2014	$9.75	$8.71

At present, we expect to continue our policy of paying regular quarterly cash dividends. However, the form, timing and/or amount of dividend distributions will be declared at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the board of directors may consider relevant. The board of directors may modify our dividend policy from time to time.
On February 18, 2015, we announced that our board of directors declared a dividend on our common stock for the first quarter of 2015 of $0.075 per share. The dividend will be payable on April 8, 2015 to all common stockholders of record as of March 31, 2015.

Distribution Activity

The following table shows the regular distributions declared for the years ended December 31, 2014 and 2013 (in millions, except per share amounts):

	Total Distributions Declared (a)	Declared Distributions Per Share (a)
2014
Fourth Quarter	$12.5	$0.075
Third Quarter	14.9	0.088
Second Quarter	14.7	0.087
First Quarter	14.6	0.086
Total	$56.7	$0.336

2013
Fourth Quarter	$14.9	$0.089
Third Quarter	14.9	0.088
Second Quarter	14.7	0.087
First Quarter	14.5	0.086
Total	$59.0	$0.350

(a)   Represents distributions accruing during the period. Beginning with the fourth quarter of 2014, the board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution was paid on January 5, 2015, to stockholders of record at the close of business on December 29, 2014. Prior to the fourth quarter of 2014, regular distributions accrued on a daily basis and were paid in the following month.

 During 2014 and 2013, our distributions were classified as follows for federal income tax purposes:

	2014	2013
Ordinary income	42%	36%
Capital gains	19%	32%
Section 1250 recapture capital gains	—%	4%
Return of capital	39%	28%
Total	100%	100%

The classification changes in 2014 were primarily due to decreased dispositions in 2014 as compared to 2013 and improved operating performance in 2014 compared to 2013.
For a discussion of limitations contained in the $200 Million Facility that may restrict our future distributions, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distribution Policy” of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities
During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities - Common Stock

The following table provides information regarding our purchases of common stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 2014	—	$—	—	—
November 2014	—	—	—	—
December 2014 (a)	2,394,206	9.25	2,394,206	—
	2,394,206	$9.25	2,394,206	—

(a)   In December 2014, we purchased 2,394,206 shares of common stock in a tender offer at a purchase price of $9.25 per common share for a total cost of $22.1 million, excluding fees and expenses relating to the tender offer.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information regarding our incentive award plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	248,691	—	19,745,309
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	248,691	—	19,745,309
________________________

(a)
Restricted stock units that were granted to our independent directors and certain executive employees and had not been settled as of December 31, 2014, are included in the number of securities to be issued upon exercise of outstanding options, warrants and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants and rights.

Item 6.    Selected Financial Data
We made our first investment in an unconsolidated real estate joint venture in April 2007 and our first investment in a wholly owned multifamily community in September 2009. In 2011, we restructured many of our CO-JVs, requiring consolidation accounting, and began to increase our investments in developments. The following table lists the number of investments consolidated by us or made through unconsolidated Co-Investment Ventures and each investment's classification as operating, lease up or development for the last five years:

	As of December 31,
	2014	2013	2012	2011	2010
Reporting Classifications:
Consolidated communities	55	54	50	41	10
Investments in unconsolidated real estate joint ventures	1	1	1	1	23
Total investments	56	55	51	42	33

Investment Classifications:
Equity investments
Stabilized communities	34	32	36	35	24
Lease up - acquisitions/completed developments	5	2	—	—	7
Lease up - under development	1	—	—	—	—
Development (pre-development and under development and construction)	11	16	10	5	—
Land held for future development	1	1	1	1	—
Total equity investments	52	51	47	41	31
Debt investments
Mezzanine loans (including one stabilized community)	4	4	4	1	2
Total debt investments	4	4	4	1	2
Total investments	56	55	51	42	33

As shown in the table above, we have increased the total number of investments. The number of communities classified as development or lease up has varied depending on their improvement status at different points in time. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities than development and lease up properties. We have also increased our consolidated communities which resulted in gross reporting of assets, liabilities, revenues and expenses. Accordingly, the following selected financial data reflects significant increases in many categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$116.4	$319.4	$450.6	$655.5	$52.6
Net operating real estate	2,143.3	1,975.7	2,054.1	1,997.9	523.1
Construction in progress, including land	716.9	479.2	151.6	15.7	0.9
Total assets	3,108.4	2,898.6	2,744.7	2,805.7	958.8
Debt	1,196.5	1,039.1	989.6	924.5	157.4
Total liabilities	1,336.2	1,142.3	1,048.3	992.2	188.0
Redeemable, noncontrolling interests	32.0	22.0	8.6	8.5	—
Non-redeemable, noncontrolling interests	540.7	456.2	365.4	413.1	—
Total equity attributable to common stockholders	1,199.5	1,278.1	1,322.5	1,391.9	770.8
Total equity	1,740.2	1,734.3	1,687.8	1,805.0	770.8

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Rental revenues	$209.0	$190.6	$171.8	$63.3	$25.9
Equity in earnings (loss) of investments in unconsolidated real estate joint ventures	0.8	1.3	(1.2)	(6.8)	(5.2)
Interest income	10.6	8.5	7.2	3.4	1.4
Depreciation and amortization expenses	(95.8)	(86.1)	(99.7)	(36.9)	(18.9)
Interest expense	(21.4)	(23.8)	(31.4)	(11.0)	(4.9)
Acquisition expenses	—	(3.7)	(2.5)	(6.2)	(10.8)
Net income (loss)	0.3	32.6	(30.2)	94.5	(34.6)
Income (loss) from continuing operations	0.3	(17.5)	(40.8)	94.9	(33.4)
Income (loss) from continuing operations per share(a)	(0.04)	(0.08)	(0.15)	0.71	(0.40)
Distributions declared per share	0.34	0.35	0.41	0.60	0.67
Cash Flow Data:
Cash provided by operating activities	67.7	76.7	63.4	31.7	2.6
Cash used in investing activities	(454.4)	(306.6)	(221.6)	(9.7)	(461.2)
Cash (used in) provided by financing activities	183.7	98.7	(46.6)	580.9	433.7
Other Information:
FFO(b)	44.9	42.0	38.3	149.0	8.5
_______________________________________________________________________________

(a)	The per share amount includes income (loss) from continuing operations, net of non-redeemable noncontrolling interests in continuing operations.

(b)
We believe that funds from operations, or FFO, is helpful as a measure of operating performance. FFO is a non-GAAP performance financial measure. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. For a description of how we calculate FFO including a discussion of year over year changes and a reconciliation to GAAP net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

Capitalized terms have the meanings provided elsewhere in this Annual Report on Form 10-K.

Overview

General

We are a fully integrated self-managed REIT that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating properties and properties in various phases of development, with a focus on communities in select markets across the United States.
Monogram's portfolio includes equity and debt investments in 56 multifamily communities in 12 states comprising 16,126 apartment homes. These multifamily communities include conventional multifamily assets, such as mid-rise, high-rise, and garden style.  Our targeted communities include existing core properties as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.
Our investments may be wholly owned by us or held through CO-JVs .  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. We are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are PGGM and NPS. Our PGGM arrangements provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, we expect to continue to enter into additional CO-JVs with PGGM. While our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect our MW CO-JVs to decline over time as properties are sold or we buy out our partner’s ownership interest in the multifamily communities.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through Monogram Residential Master Partnership I LP (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of Behringer held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from Behringer for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the GP Master Interest resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged from our acquisition. Additionally, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million.

Our principal goal is to increase long-term shareholder value and cash flow through the acquisition, development, and operation of our multifamily communities and, when appropriate, the disposition of multifamily communities in our markets. We plan to achieve this goal by allocating and repositioning capital in core urban and suburban-urban growth markets, with a high quality, diversified portfolio that is professionally managed.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the year ended December 31, 2014 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Annual Report on Form 10-K.

Transition to Self-Managed Company

We closed on our transition to a self-managed company on June 30, 2014, terminating the advisory and property management services previously provided by Behringer except for capital market services that expire on June 30, 2015. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. Accordingly, as of July 1, 2014, we operate as a self-managed, independent company. For the year ended December 31, 2014, we incurred expenses of $6.3 million related to our transition to self-management. For additional information regarding our transition to a self-managed company, see Note 13, “Transition Expenses” and Note 16, “Related Party Arrangements” in the financial statements included in this Annual Report on Form 10-K.

Listing on the NYSE and Tender Offer

On November 21, 2014, we listed our shares of common stock on the NYSE under the ticker symbol “MORE.” In November 2014, in connection with our intent to list on the NYSE, our board of directors approved the termination of our distribution reinvestment plan (“DRIP”) and our share redemption program (“SRP”).

In conjunction with the NYSE listing, we commenced a modified “Dutch Auction” tender offer to purchase approximately $100 million in value of our shares of common stock. The Company accepted approximately 2.4 million shares of common stock at a purchase price of $9.25 per share, for an aggregate cost of approximately $22.1 million, excluding fees and expenses relating to the tender offer. For the year ended December 31, 2014, we incurred total listing expenses of $6.4 million related to our listing on the NYSE and the tender offer.

Property Operations

As of December 31, 2014 our operating portfolio of 40 communities (including one development in lease up) consisted of: 30 Same Store communities, four stabilized communities that were not yet categorized as Same Store and six developments that were in various stages of lease up. During 2014, we added six, net, operating properties. Seven development communities began operations in 2014 with four becoming stabilized. This was offset by a sale of one community in the first quarter of 2014. Also during 2014, three communities qualified for same store classification, offset by the sale of the one community, increasing our same store communities by a net of two, to a 2014 total of 30 same store communities.

During 2014, our development operations accounted for a significant portion of our rental revenue growth, representing 60% of our total rental revenue growth. Same store communities accounted for 27% of our rental revenue growth. Our 2013 acquisition, net of our 2014 disposition, contributed 13% of rental revenue growth.

We expect that our development pipeline, as construction is completed and communities lease up, will continue to account for a significant portion of revenue and operational growth. Based on our current development schedule (including developments under construction and pre-development but exclusive of one investment of land held for future development), we expect to add the following communities and units per year to our operating portfolio:

	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
2015	8	2,750	25%
2016	2	512	5%
2017	1	510	5%
Total	11	3,772	35%

(a)	As of December 31, 2014, we had 10,841 operating units which includes six communities in lease up.

Development Activity

In 2014, we acquired the land and entitlements for two new development projects representing a total of 631 units in California.

During 2014, we completed six of our developments transferring 1,476 units from our development pipeline to our operating portfolio. One of the six communities is already stabilized with occupancy of 90% as of December 31, 2014. The remaining five communities are in lease up with a weighted average occupancy of 60% as of December 31, 2014.

As of December 31, 2014, we have 13 developments that were not completed. During 2014, one of these developments began leasing and as of December 31, 2014, was 90% complete and 6% occupied. Of the remaining 12 developments, 10 are in vertical construction, one is entitled and in pre-development, and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development pipeline is approximately 55% complete. As of December 31, 2014, 38% of our development costs in our development pipeline have committed construction financing. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities. Because we have already substantially invested a large portion of the equity requirements for our development pipeline, the amount of construction loans and overall leverage will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and refinancing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant and were $22.0 million in 2014, compared to $12.9 million in 2013. Capitalization of these items ceases when the development is completed, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. For the developments we expect to become operational during 2015, where capitalization is expected to cease, the amount of capitalized interest and real estate taxes for the year ended December 31, 2014 was $3.3 million.

Disposition Activities

In 2014, we sold our remaining multifamily community in Portland, Oregon consisting of 188 units for a sales price of $52.9 million before closing costs. We recognized a gain on sale of real estate for $16.4 million. Revenues recognized prior to the sale were $0.3 million for the year ended December 31, 2014 compared to $3.6 million for all of 2013.

Co-Investment Venture Activities

For the year ended December 31, 2014, we sold a non-controlling interest in two additional Developer CO-JVs to PGGM for $13.2 million.

Results of Operations

Transition

As discussed in “Overview — Operational Overview — Transition to Self-Managed Company” above, as of July 1, 2014, we operate as a self-managed, independent company. As a result of our transition to a self-managed company, we have higher direct costs of administration, primarily related to compensation, office and transition costs, and reductions in management fees and expenses. Additionally, on November 21, 2014, we listed our shares of common stock on the NYSE under the ticker symbol “MORE.”

These transactions have affected the comparability of our financial statements as of and for the year ended December 31, 2014 as compared to the same period of 2013. We also expect that our operations as a self-managed company will affect our trends in future periods. In the following sections, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

The year ended December 31, 2014 as compared to the year ended December 31, 2013

Net Operating Income

In our review of operations, we define net operating income (“NOI”) as consolidated rental revenue less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with property operations of the Company, such as corporate property management expenses, property management fees, general and administrative expenses, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income, gains on sale of real estate and other non-property related revenues.  In addition, we review our stabilized multifamily communities on a comparable basis between periods, referred to as “Same Store.”  Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  We consider a property to be stabilized generally upon achieving 90% occupancy.

The tables below reflect the number of communities and units as of December 31, 2014 and 2013 and rental revenues, property operating expenses and NOI for the years ended December 31, 2014 and 2013 for our Same Store operating portfolio as well as other properties in continuing operations (in millions, except units and communities):

	For the Year Ended December 31,
	2014	2013	Change
Rental revenue
Same Store	$183.5	$178.5	$5.0
Developments (a)	17.4	6.3	11.1
2013 acquisition	7.8	2.2	5.6
Multifamily community sold in 2014 (b)	0.3	3.6	(3.3)
Total rental revenue	209.0	190.6	18.4

Property operating expenses, including real estate taxes
Same Store	65.2	63.1	2.1
Developments (a)	10.7	3.0	7.7
2013 acquisition	2.7	1.3	1.4
Multifamily community sold in 2014 (b)	0.2	1.2	(1.0)
Total property operating expenses, including real estate taxes	78.8	68.6	10.2

NOI
Same Store	118.3	115.4	2.9
Developments (a)	6.7	3.3	3.4
2013 acquisition	5.1	0.9	4.2
Multifamily community sold in 2014 (b)	0.1	2.4	(2.3)
Total NOI	$130.2	$122.0	$8.2

	December 31,
	2014	2013	Change
Number of Communities (c)
Same Store	30	30	—
Developments (a)	9	2	7
2013 acquisition	1	1	—
Multifamily community sold in 2014 (b)	—	1	(1)
Total Number of Communities	40	34	6

Number of Units (c)
Same Store	8,378	8,378	—
Developments (a)	2,261	573	1,688
2013 acquisition	202	202	—
Multifamily community sold in 2014 (b)	—	188	(188)
Total Number of Units	10,841	9,341	1,500

(a)	Includes developments that became stabilized during the year but did not meet our Same Store definition and other development communities in various stages of lease up.

(b)
We also sold four other communities, representing 1,031 units, during 2013. These sales were reported as discontinued operations, and accordingly the related operating results for the periods presented are not reflected in the table. See discussion of operating results of these properties below in “Discontinued Operations.”

(c)    Only includes operating communities and development communities in lease up with operating revenue.

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

Rental Revenues.  Rental revenues for the year ended December 31, 2014 were $209.0 million compared to $190.6 million for the year ended December 31, 2013.  Same Store revenues, which accounted for approximately 88% of total rental revenues for 2014 increased approximately 3% or $5.0 million.  The majority of this increase is related to a 2.3% increase in the Same Store monthly rental revenue per unit from $1,759 as of December 31, 2013 to $1,799 as of December 31, 2014. Partially offsetting the rate increase, occupancy declined, on a weighted average basis, by approximately 1.0% as of December 31, 2014 compared to the occupancy as of December 31, 2013. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $17.4 million for the year ended December 31, 2014, an increase of $11.1 million from the comparable period in 2013. An acquisition from 2013 contributed $5.6 million to the increase in rental revenues for the year ended December 31, 2014. Offsetting these increases was the decrease in rental revenue of $3.3 million related to the change in revenue for a multifamily community sold in 2014.

Property Operating and Real Estate Tax Expenses.  Total property operating and real estate tax expenses included in NOI for the years ended December 31, 2014 and 2013 were $78.8 million and $68.6 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes, which accounted for approximately 83% of total property operating expenses and real estate taxes for 2014, increased approximately $2.1 million.  Increases in Same Store real estate taxes of approximately $1.7 million were driven by increased tax values on our multifamily communities.  Our 2013 acquisition and developments accounted for $9.1 million of the increase in total property operating and real estate tax expenses. Corporate and other property management expenses for the year ended December 31, 2014 of $7.0 million decreased $0.1 million for the year ended December 31, 2014 compared to the comparable period in 2013, due primarily to the termination of property management services from Behringer, net of our internal corporate property management expenses effective July 1, 2014.

Asset Management Fees. Asset management fees for the year ended December 31, 2014 decreased by $3.8 million compared to the same period of 2013. As discussed above, our asset management fees terminated in connection with the closing of our transition to self-management in June 2014.

General and Administrative Expenses.  General and administrative expenses increased by $4.3 million for the year ended December 31, 2014 compared to the same period of 2013 primarily due to our transition to self-management. Approximately $3.6 million of the increase related to compensation and related expenses for the year ended December 31, 2014 compared to the comparable period of 2013. The remaining increase is primarily related to expense associated with the restricted stock units issued in 2014 of $0.7 million for the year ended December 31, 2014. There was no such expense for the year ended December 31, 2013.

 Transition Expenses. During the year ended December 31, 2014, we incurred $12.7 million of transition expenses related to our transition to becoming a self-managed, independent company compared to $9.0 million for the year ended December 31, 2013. See further discussion above under “Transition.” These expenses relate to amounts paid to Behringer in connection with the self-management transaction of approximately $2.9 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively, and other expenses of $3.4 million and $1.1 million, primarily legal, insurance, financial advisors, consultants and costs of the Special Committee of the board of directors, for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, we also incurred $6.4 million of listing expenses and expenses related to our tender offer. There were no listing expenses for the comparable period in 2013.

Interest Expense. For the years ended December 31, 2014 and 2013, we incurred total interest charges of $39.2 million and $34.3 million, respectively. The increase in total interest expense was due to a net increase in our mortgages and notes payable, primarily construction loans, of $157.3 million from December 31, 2013 to December 31, 2014. This increase was offset by amounts capitalized, substantially related to our development communities. For the years ended December 31, 2014 and 2013, we capitalized interest expense of $17.8 million and $10.5 million, respectively, and accordingly, recognized net interest expense for the years ended December 31, 2014 and 2013 of approximately $21.4 million and $23.8 million, respectively. The increase in capitalized interest was a result of a net increase in development activity. During 2014, our capitalized interest increased as we spent $474.3 million for developments and transferred $286.6 million from construction in progress to operating real estate.

Depreciation and Amortization.  Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was approximately $95.8 million and $86.1 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to multifamily development communities completed in 2013 and 2014 and transferred to operating real estate of $48.9 million and $286.6 million, respectively, as well as depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 for $108.7 million, which provided a full year of expense in 2014.

Gain on Sale of Real Estate. Gain on sale of real estate for the year ended December 31, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”) in Portland, Oregon. As discussed in Note 5, “Real Estate Investments” in the financial statements included in this Annual Report on Form 10-K, the disposition of Tupelo Alley was not considered a discontinued operation. Sales of real estate during 2013 were considered discontinued operations, and accordingly are discussed in the paragraph below.

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2013 include the operating results of the four multifamily communities sold in 2013, of which $3.3 million was depreciation and amortization expenses. The gain of $50.8 million for the year ended December 31, 2013 represents the gain recognized from the sales of the four multifamily communities during the year ended December 31, 2013. Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the year ended December 31, 2014 as a result of our adoption of the new accounting standard regarding discontinued operations effective January 1, 2014.

The year ended December 31, 2013 as compared to the year ended December 31, 2012

The tables below reflect the number of communities and units as of December 31, 2013 and 2012 and rental revenues, property operating expenses and NOI for the years ended December 31, 2013 and 2012 for our Same Store operating portfolio as well as other properties in continuing operations (in millions, except units and communities):

	For the Year Ended December 31,
	2013	2012	$ Change
Rental revenue
Same Store (a)	$168.9	$158.8	$10.1
Developments (b)	6.3	5.2	1.1
2013 acquisitions	2.2	—	2.2
2012 acquisitions	13.2	7.8	5.4
Total rental revenue	190.6	171.8	18.8

Property operating expenses, including real estate taxes
Same Store (a)	59.4	56.4	3.0
Developments (b)	3.1	2.4	0.7
2013 acquisitions	1.3	—	1.3
2012 acquisitions	4.8	3.0	1.8
Total property operating expenses, including real estate taxes	68.6	61.8	6.8

NOI
Same Store (a)	109.5	102.4	7.1
Developments (b)	3.2	2.8	0.4
2013 acquisitions	0.9	—	0.9
2012 acquisitions	8.4	4.8	3.6
Total NOI	$122.0	$110.0	$12.0

	December 31,
	2013	2012	Change
Number of Communities (c)
Same Store	28	28	—
Developments	2	1	1
2013 acquisitions	1	—	1
2012 acquisitions	3	3	—
Total Number of Communities	34	32	2

Number of Units (c)
Same Store	7,747	7,747	—
Developments	573	272	301
2013 acquisitions	202	—	202
2012 acquisitions	819	819	—
Total Number of Units	9,341	8,838	503

(a)
Includes Tupelo Alley which was sold in 2014 but was considered a Same Store community for the years ended December 31, 2013 and 2012. We also sold four other communities, representing 1,031 units, during 2013. These sales were reported as discontinued operations, and accordingly the related operating results for the periods presented are not reflected in the table. See the discussion of operating results of these properties below in “Discontinued Operations.”

(b)	Includes developments that became stabilized during the year but did not meet our Same Store definition and other development communities in various stages of lease up.

(c)	Only includes operating communities and development communities in lease up with operating revenue.

See reconciliation of NOI to income from continuing operations at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

Rental Revenues.  Rental revenues for the year ended December 31, 2013 were $190.6 million compared to $171.8 million for the year ended December 31, 2012.  Same Store revenues, which accounted for approximately 89% of total rental revenues for 2013, increased 6.4% or $10.1 million.  The majority of the increase in Same Store revenues is related to an approximately 4% increase in the monthly rental revenue per unit from December 31, 2012 to December 31, 2013. The remaining increase of $8.7 million in total rental revenue for the year ended December 31, 2013 as compared to the comparable period of 2012 is attributable to our 2013 acquisition and developments as well as our 2012 acquisitions which reported rental revenues for the full period in 2013.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses included in NOI for the years ended December 31, 2013 and 2012 were $68.6 million and $61.8 million, respectively.  Same Store property operating expenses (which exclude property management expenses) and real estate taxes, which accounted for approximately 87% of total property operating expenses and real estate taxes for 2013, increased $3.0 million.  Increases in Same Store real estate taxes of approximately $1.8 million were due to increased tax values on our multifamily communities.  Our 2013 acquisition and developments as well as our 2012 acquisitions which were held for the full period in 2013 accounted for $4.1 million of the increase in total property operating and real estate tax expenses. Additionally, property management expenses increased by $0.9 million, which under our property management agreement with Behringer was directly related to increased rental revenue.  Property management expenses for the year ended December 31, 2013 of $7.2 million increased $0.9 million for the year ended December 31, 2013 compared to the comparable period in 2012, due the increase in the number of operating properties during the year.

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

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million for the year ended December 31, 2013 compared to the same period of 2012. During the year ended December 31, 2013, we incurred compensation expenses of approximately $1.8 million related to the five executives who became employees of the Company effective July 1, 2013 and another employee hired thereafter. We also incurred approximately $0.7 million of legal expenses during the year ended December 31, 2013, related to the restructuring of the Master Partnership as further discussed in ”Overview — General.” During the year ended December 31, 2012, we incurred approximately $2.3 million of strategic review expenses, primarily including investment bankers, legal and Special Committee of the board of directors costs. We did not incur strategic review expenses during the year ended December 31, 2013.

Acquisition Expenses.  Generally, acquisition costs related to developments are capitalized and other acquisition costs, primarily related to operating properties or businesses, are expensed. For the year ended December 31, 2013, $3.7 million of acquisition costs were expensed with approximately $2.5 million related to our acquisition of a multifamily operating community in San Francisco, California, and the remaining $1.2 million related to the acquisition of the GP Master Interest from Behringer. Acquisition expenses for the year ended December 31, 2012 were principally related to our 2012 acquisitions of two multifamily operating communities.  The majority of these acquisition expenses were fees and expenses due to Behringer.

 Transition Expenses. During the year ended December 31, 2013, we incurred $9.0 million of transition expenses related to our transition to becoming a self-managed company. Approximately $7.9 million of the transition expenses relate to amounts incurred with Behringer in connection with the self-management transaction. In addition, we incurred other legal, financial advisors, consultants and costs of the Special Committee of the board of directors of $1.1 million. We did not incur any transition expenses for the year ended December 31, 2012.

Interest Expense. For the years ended December 31, 2013 and 2012, we incurred total interest charges of $34.3 million and $33.9 million, respectively. For the years ended December 31, 2013 and 2012, we capitalized interest expense of $10.5 million and $2.5 million, respectively, and accordingly, recognized net interest expense for the years ended December 31, 2013 and 2012 of approximately $23.8 million and $31.4 million, respectively. The decrease was principally due to a net increase in capitalized interest as a result of increased development activity. During 2013, our capitalized interest increased as we spent $326.0 million for developments and transferred $48.9 million from construction in progress to operating real estate.

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

Loss from Discontinued Operations. The loss from discontinued operations relates to the sales of four multifamily communities in 2013 and Mariposa in 2012 of which $9.7 million was depreciation and amortization.  The operations of the four multifamily communities for the years ended December 31, 2013 and 2012 and the operations of Mariposa for the year ended December 31, 2012 have been reported as discontinued operations in the consolidated statements of operations.  The gain of $50.8 million for the year ended December 31, 2013 represents the total gain recognized from the sales of the four multifamily communities.  The gain of $13.3 million for the year ended December 31, 2012 represents the gain recognized from the sale of Mariposa.  Other income related to these communities during the applicable periods was not significant.  There were no other property dispositions during the years ended December 31, 2013 or 2012.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the years ended December 31, 2014 and 2013, we have not recorded any impairment losses.

However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2013 to December 31, 2014.

Total real estate, net increased approximately $405.3 million for the year ended December 31, 2014. This increase was principally as a result of $524.3 million of expenditures related to our development pipeline during the year ended December 31, 2014. This increase was partially offset by the sale of a multifamily community carried at a net book value of $36.5 million in 2014 and depreciation expense of $88.8 million for the year ended December 31, 2014. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development pipeline.

Cash and cash equivalents decreased $203.0 million principally as a result of the cash portion of expenditures related to our development pipeline of $474.3 million and the repayment of a $24.0 million mortgage loan during the year ended December 31, 2014. This decrease was partially offset by the receipt of our share of the net sales proceeds of $18.8 million from the sale of real estate during the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, we received contributions from noncontrolling interests, net of distributions paid to noncontrolling interests, of $78.9 million. We also received proceeds of $208.7 million from draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by our 2013 acquisition activity, the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments and our transition to a self-managed listed company.  We anticipate investing a significant portion of our available cash in multifamily investments and have significant investments in multifamily developments in various stages of completion. Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that the investment period will extend through 2015 and 2016. However, once the available cash is invested in these projects, we expect a decline in our acquisition and development activity.  Accordingly, our sources and uses of funds may not be comparable in future periods.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013

Cash flows provided by operating activities for the year ended December 31, 2014 were $67.7 million as compared to cash flows provided by operating activities of $76.7 million for the same period in 2013.  The decrease in cash flows provided by operating activities is primarily attributable to approximately $12.6 million of payments related to our transition to a self-managed listed company, which included compensation expense, transition payments to Behringer in accordance with the Self-Management Transition Agreements, payments related to our listing on the NYSE, corporate furniture, fixtures and equipment and other general and administrative expenses related to our transition, in excess of payments in the comparable period in 2013. Interest collections for the year ended December 31, 2013 exceeded interest collections for the year ended December 31, 2014 by $2.3 million. These decreases were partially offset by increases in property operating cash flow as described above.

Cash flows used in investing activities for the year ended December 31, 2014 were $454.4 million compared to cash flow used in investing activities of $306.6 million during the comparable period of 2013.  The increase in cash used in investing activities was principally due to the increase of $148.3 million in expenditures related to our development pipeline during the year ended December 31, 2014 compared to the same period of 2013. We expect capital expenditures related to our development pipeline to be a significant use of cash during 2015 through 2016. Additionally, proceeds from the sales of real estate decreased by $172.0 million for the year ended December 31, 2014 compared to same period in 2013 as we only sold one property in 2014 compared to four properties in the comparable period of 2013. Also, cash flows used in investing decreased by $42.9 million due to fewer acquisitions of noncontrolling interests and by $25.1 million due to fewer advances on notes receivable for the year ended December 31, 2014 compared to the same period in 2013. As of December 31, 2014, all notes receivable commitments have been funded.

Cash flows provided by financing activities for the year ended December 31, 2014 were $183.7 million compared to cash flows used in financing activities of $98.7 million for the year ended December 31, 2013.  During the year ended

December 31, 2014, we received proceeds from draws under construction loans of $208.7 million and repaid $38.8 million mortgages payable.  During the year ended December 31, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $128.7 million related to new financing. During the year ended December 31, 2014, we distributed $48.0 million to noncontrolling interests as compared to $51.3 million for the comparable period of 2013, a decrease of $3.3 million. The distributions in 2013 included proceeds from the sale of two CO-JVs of approximately $14.9 million. In 2014, there was one sale of a CO-JV, resulting in 2014 distributions of $14.6 million. The proceeds from these sales are reported in investing activities above. Further in 2013, there were distributions related to refinancings of approximately $11.4 million with no similar refinancing distributions in 2014. For the year ended December 31, 2014, contributions from noncontrolling interests were $126.9 million, compared to $153.5 million for the year ended December 31, 2013 in joint venture activity related to our developments. Cash distributions paid on our common stock for the year ended December 31, 2014 were $28.7 million, compared to $28.0 million in the comparable period in 2013, primarily due to the suspension of our DRIP effective in August 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. Redemptions and repurchases of our common stock for the year ended December 31, 2014 were $36.3 million, compared to $22.9 million in the comparable period in 2013, primarily due to the Company’s purchase of 2.4 million common shares in December 2014 for $22.1 million in connection with a tender offer. We did not commence a tender offer during the year ended December 31, 2013. The increase in redemptions and repurchases related to the tender offer was partially offset by the suspension and subsequent termination of our SRP in late 2014. With the termination of our DRIP and SRP, we expect an increase in future cash distributions paid and a decrease in redemptions and repurchases of our common stock.

For the year ended December 31, 2013 as compared to the year ended December 31, 2012

Cash flows provided by operating activities for the year ended December 31, 2013 were $76.7 million as compared to cash flows provided by operating activities of $63.4 million for the same period in 2012.  The increase in cash provided by operating activities is partially due to the $12.0 million increase in NOI from both our Same Store operating properties and our 2013 and 2012 acquisitions and developments completed in 2013.  The increase in NOI is primarily attributable to increased monthly rental revenue per unit and increased occupancy for the year ended December 31, 2013 compared to the same period of 2012.  Also, interest expense included in operating activities decreased approximately $7.5 million principally due to amounts capitalized in our development pipeline.  A substantial portion of our other GAAP expenses are due to non-cash charges, primarily related to depreciation and amortization.  Our amortization of intangible non-cash charges decreased by $21.2 million for the year ended December 31, 2013 as compared to the same period in 2012, principally as a result of the relatively short life of lease intangibles (usually less than one year), which were fully amortized in prior periods.  The decrease was partially offset by $1.6 million of depreciation expense related to the 2013 acquisition of a multifamily operating community in San Francisco, California, depreciation expense related to new capital improvements placed in service subsequent to December 31, 2012, and a $1.5 million increase in amortization expense related to the intangible assets acquired upon the acquisition of the GP Master Interest.  Additionally, cash flow from operating activities decreased by approximately $3.4 million as a result of transition expenses paid during 2013 related to our transition to self-management.

Cash flows used in investing activities for the year ended December 31, 2013 were $306.6 million compared to cash flow used in investing activities of $221.6 million during the comparable period of 2012.  The increase in cash used in investing activities was principally due to the increase of $202.1 million in expenditures related to our development pipeline during the year ended December 31, 2013 as compared to the same period of 2012.  Additionally, during the year ended December 31, 2013, we acquired a multifamily operating community in San Francisco, California for $108.0 million and the GP Master Interest for $23.1 million, as compared to the acquisitions of two multifamily operating communities during the same period of 2012 for $67.6 million. These decreases in cash used in investing activities were partially offset by the increase of $181.4 million in proceeds from the sale of real estate for the year ended December 31, 2013, compared to the same period of 2012. During 2013, we sold four multifamily operating communities and during 2012, we sold one multifamily operating community.

Cash flows provided by financing activities for the year ended December 31, 2013 were $98.7 million compared to cash flows used in financing activities of $46.6 million for the year ended December 31, 2012.  During the year ended December 31, 2013, we received noncontrolling interest contributions of $153.5 million ($146.4 million related to PGGM) compared to total contributions of $13.2 million in 2012. During the year ended December 31, 2013, we distributed $51.3 million to noncontrolling interests as compared to $29.7 million for the comparable period of 2012. During the year ended December 31, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $107.0 million related to financing.  During the year ended December 31, 2012, we obtained financing proceeds from two new loans for $33.7 million, and we refinanced four loans, obtaining long-term fixed rate financing, paying principal of $199.5 million and receiving proceeds of $200.1 million.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $116.4 million as of December 31, 2014.  The Company also has $350 million of credit facilities, including a $200 million revolving credit facility (the “$200 Million Facility”) which was closed in January 2015. We intend to deploy these funds for additional investments in multifamily communities through both acquisition and development investments and to refinance existing mortgage and construction financings which may benefit from the lower interest environment. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

Generally, operating cash needs include our operating expenses, general administrative expenses, and as applicable, transition expenses.  With the completion of our transition to self-management, we expect to incur fewer transition expenses, and we expect to meet our on-going cash requirements from our share of the operations of our existing investments and anticipated new investments.  However, our development communities require time to construct and lease up, and accordingly, there will be a delay before development investments are providing stabilized cash flows.

We expect to utilize our cash balances, cash flow from operating activities and our credit facilities predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances. Accordingly, we expect our available cash balances to decrease and utilization of credit facilities to increase as we execute our strategy.

Short-Term Liquidity

Currently, our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million. As of December 31, 2014, our cash and cash equivalents balance was $116.4 million which has decreased from prior periods primarily due to expenditures related to our development pipeline.

Our consolidated cash and cash equivalent balance of $116.4 million as of December 31, 2014 includes approximately $42.0 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $67.7 million for the year ended December 31, 2014 compared to $76.7 million for the comparable period in 2013.  As most of our investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $22.5 million and $25.0 million for the years ended December 31, 2014 and 2013, respectively.

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

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders with daily record dates and a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share), from April 1, 2012 to September 30, 2014. However, starting with the fourth quarter of 2014, our board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution was paid on January 5, 2015 to stockholders of record at the close of business on December 29, 2014. See further discussion under “Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (i) cash flow from our current investments, (ii) our available cash balances, (iii) financings and (iv) dispositions.

We currently have the $200 Million Facility (which closed in January 2015) and a $150 million credit facility (the “$150 Million Facility”) which we intend to use to provide greater flexibility in our cash management and to provide funding for our development pipeline, acquisitions, repositioning debt, and on an interim basis for our other short term needs.

•	The terms of the $200 Million Facility are as follows:

◦	An annual interest rate based on the Company’s then current leverage ratio. The current annual interest rate under the credit facility would be LIBOR plus 2.50%.

◦	Monthly interest-only payments and periodic payment of fees, including unused fees, facility fees, fronting fees, and/or letter of credit issuance fees, are due under the $200 Million Facility.

◦	The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at the Company’s option.

◦	The Company may increase the size of the credit facility from $200 million up to a total of $400 million after satisfying certain conditions.

◦
The $200 Million Facility is primarily supported by equity pledges of wholly-owned subsidiaries of the Company and is secured by (i) a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities and any properties later added by the Company and (ii) a first priority perfected assignment of a portion of certain of the Company’s notes receivable.

•	The terms of the $150 Million Facility are as follows:

◦
Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at the Company’s option, plus an applicable margin which adjusts based on the credit facility’s debt service requirements. The current interest rate under the $150 Million Facility would be LIBOR plus 2.08%.

◦	Monthly interest-only payments and monthly or annual payment of fees, including unused facility fees and/or minimum usage fees, are due under the $150 Million Facility.

◦	The $150 Million Facility matures on April 1, 2017.

◦	The $150 Million Facility requires minimum borrowing of $10.0 million.

◦
The $150 Million Facility is secured by a pool of certain wholly owned multifamily communities and the Company may add and remove multifamily communities from the collateral pool, pursuant to the requirements under the $150 Million Facility.

◦
Aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. We may add multifamily communities to the collateral pool in our discretion in order to increase amounts available for borrowing under the $150 Million Facility.

◦
Dispositions of multifamily communities that are in the collateral pool and are not replaced would reduce the amount available for borrowing under the $150 Million Facility or would require repayment of outstanding draws to comply with the borrowing limits under the $150 Million Facility.

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million. We are also required to maintain certain financial covenants related to our overall leverage ratios and fixed charge coverage. Based on our financial data as of December 31, 2014, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the entire $350 million that is available under such credit facilities. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing. As described above, we closed on the $200 Million Facility in January 2015. In February

2015, we drew $25.0 million on the credit facilities to pay off $52.6 million of mortgage debt, with respect to which we will evaluate other financing options. Further, when we have excess cash, we have the option to pay down the credit facilities.

Borrowings under the $150 Million Facility and the average interest rate for the year ended December 31, 2014, are summarized as follows (amounts in millions):

	As of December 31, 2014		For the Year Ended December 31, 2014
	Balance Outstanding	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Borrowings	$10.0	2.24%	$10.0	2.23%	$10.0

(a)         The average rate is based on month-end interest rates for the period.

As we utilize our cash balances as described in this section, we expect to use the credit facilities more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexible liquidity management.

Long-Term Liquidity, Acquisition and Property Financing

 We currently have in place various sources to provide long-term liquidity and to fund investments, including our available cash balances, credit facilities, Co-Investment Ventures, other debt financings and property dispositions. We believe our listing on the NYSE will facilitate supplementing those sources by selling equity or debt securities of the Company if and when we believe appropriate to do so.

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities. These funding sources are available for additional investments in acquisitions and developments, including our existing development pipeline. We may also use these sources for interim or permanent deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of December 31, 2014, PGGM has unfunded commitments of approximately $26.4 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $41.5 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $14.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $14.5 million, our co-investment share would be approximately $18.1 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 179 billion euro (approximately $217 billion, based on exchange rates as of December 31, 2014) in pension assets for over 2.5 million people as of December 2014.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of December 31, 2014, we have 21 Developer CO-JVs, 19 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 21 Developer CO-JVs, five are stabilized operating, five are in lease up and 11 are in development. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

While we are the general partner and/or managing member of each of the separate Co-Investment Ventures, with respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements may require the investments to be sold by selling the interests in the subsidiary REITs rather than as property sales.

For each equity investment, we evaluate the use of new or existing debt, including our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the $150 Million Facility), including rents and leases. As of December 31, 2014, all loans, other than borrowings under our credit facilities, are individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations.  If we have provided full or partial guarantees for the repayment of debt, the portion of the debt that is guaranteed is considered a company level debt. As of December 31, 2014 there are nine construction loans with such partial guarantees with total commitments of $494.1 million, $177.7 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $97.8 million and our outstanding guarantees for these construction loans as of December 31, 2014 is $33.0 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of December 31, 2014, the weighted average interest rate on our company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  As of December 31, 2014, the remaining maturity term on our company level and Co-Investment Venture level fixed interest rate financings was approximately 5.2 years.

Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. We have four separate interest rate caps with a total notional amount of $162.7 million through 2017. Each of these interest rate caps has a single 30-day LIBOR cap rate. While not specifically identified to any specific interest rate exposure, we plan to use these instruments for our developments, credit facility and variable rate mortgage debt.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the investment of our available cash and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the loan agreements. We believe these provisions will not restrict our access to debt financing.

In addition to our credit facilities, we also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. As of December 31, 2014, we have closed seven construction loans, bringing our committed construction loans as a percent of projected total construction loans to 63%. We expect to close the additional loans as the development projects progress. See the development tables below for additional discussion of our existing development activity.

As of December 31, 2014, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (amounts in millions; LIBOR at December 31, 2014 was 0.17%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.2	3.95%	2018 to 2020	$87.2
Construction loans - variable interest rates (c)	33.0	Monthly LIBOR + 2.15%	2017 to 2018 (b)	33.0
$150 Million Facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
Total Company Level	130.2			130.2

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	827.7	3.73%	2015 to 2020	461.1
Permanent mortgage - variable interest rate	12.0	Monthly LIBOR + 2.35%	2017	6.6
Construction loans - fixed interest rate (c)	57.0	4.16%	2016 to 2018	30.1
Construction loans - variable interest rates (c)	165.3	Monthly LIBOR + 2.15%	2016 to 2018 (b)	91.9
	1,062.0			589.7
Plus: Unamortized adjustments from business combinations	4.3
Total Co-Investment Venture Level - Consolidated	1,066.3
Total all levels	$1,196.5			$719.9

(a)
Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our participation in distributable operating cash, as applicable.  These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.  This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements.

(b)	Includes loan(s) with one or two-year extension options for a fee of generally 0.25% of outstanding principal.

(c)
As of December 31, 2014, $255.3 million has been drawn on the construction loans. The portion of the debt guaranteed by the Company is reported as Company level debt with the remainder of these outstanding balances reported as Co-Investment Venture level debt. See below for additional information on our development activity.

The maximum commitment, the outstanding balance, and the remaining balance available for draw under our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Maximum Commitment	Outstanding Balance as of December 31, 2014	Remaining Balance Available for Draw	Our Share of Remaining Balance Available to Draw
In Construction	$466.5	$138.9	$327.6	$189.8
Operating	134.3	116.4	17.9	9.9
Total	$600.8	$255.3	$345.5	$199.7

We may not draw all amounts available to draw.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of December 31, 2014, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of December 31, 2014, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
2015	$0.2	$83.6	$46.2
2016	0.6	185.3	102.8
2017	22.5	253.8	163.0
2018	51.9	245.9	187.1
2019	1.1	219.4	126.1
Thereafter	53.9	74.0	94.7

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of December 31, 2014, approximately 71% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments, either for individual communities or pools of communities.  As of December 31, 2014, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 42%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage within our leverage ranges.  In addition, as of December 31, 2014, five multifamily communities (three of which are held through our Co-Investment Ventures) with combined total carrying values of approximately $205.2 million were not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

We may use our credit facilities to provide bridge or long-term financing for our wholly owned communities.  Where the credit facilities are used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facilities. However, the credit facilities may also be used on a longer term basis, similar to permanent financing.

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, our critical mass of operating properties in the market where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  In 2014, we completed the disposition of Tupelo Alley generating total cash proceeds of $33.4 million and gain on sale of $16.4 million.

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

We classify our development investments as follows:

•
Lease up - A multifamily community is considered in lease up when the community has begun leasing. A certificate of occupancy may be obtained as units are completed in phases, and accordingly, lease up may occur prior to final completion of the multifamily community. A multifamily community is considered complete when substantially constructed and capable of generating all significant revenue sources.

•
Under development and construction - A multifamily community is considered under development and construction once we have signed a general contractor agreement and vertical construction has begun and ends once lease up has started.

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

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments as of December 31, 2014, all of which are investments in consolidated Co-Investment Ventures (amounts in millions):

Community	Location	Our Effective Ownership (a)	Units	Total Costs Incurred as of December 31, 2014	Estimated Quarter (“Q”) of Completion(b)	Occupancy as of December 31, 2014
Lease up:
Point 21	Denver, CO	55%	212	$44.6	2Q 2015	6%

Under development and construction:
SEVEN	Austin, TX	55%	220	51.1	2Q 2015	N/A
Cyan on Peachtree	Atlanta, GA	55%	329	56.5	3Q 2015	N/A
Zinc	Cambridge, MA	55%	392	134.8	4Q 2015	N/A
SoMa	Miami, FL	55%	418	69.8	4Q 2015	N/A
On Mission Lofts	San Francisco, CA	55%	121	31.7	4Q 2015	N/A
The Alexan	Dallas, TX	50%	365	53.2	1Q 2016	N/A
The Verge	San Diego, CA	70%	444	73.2	1Q 2016	N/A
Nouvelle	Tysons Corner, VA	55%	461	117.5	2Q 2016	N/A
Uptown Delray	Delray Beach, FL	55%	146	11.2	4Q 2016	N/A
Shady Grove	Rockville, MD	100%	366	37.1	1Q 2017	N/A

Pre-development:
Huntington Beach (c)	Huntington Beach, CA	65%	510	39.9	1Q 2018	N/A
Total equity investments currently under development			3,984	$720.6

Land held for future development:
Renaissance Phase II	Concord, CA	55%		$9.8

Total development pipeline				$730.4
Less: Construction in progress transferred to operating real estate				(13.5)
Total equity investment per consolidated balance sheet				$716.9

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except On Mission Lofts and Renaissance Phase II.

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations or delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events.

(c)
If the development achieves certain milestones primarily related to approved budgets less than maximum amounts, we will reimburse the Developer Partner for their equity ownership and we and the PGGM Co-Investment Partner will be responsible for all of the development costs. The Developer Partner would then be entitled to back end interests based on the development achieving certain total returns. The effective ownership percentage presented is based upon the provisions of the joint venture agreement assuming completion of the development.

As of December 31, 2014, we have entered into construction and development contracts with $396.6 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms during 2015 on our existing developments and additional developments in our portfolio. These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the developer partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of December 31, 2014, of our 11 projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

In managing our development risk, our strategy is to partner with experienced developers and obtain guaranteed maximum construction contracts. The developers will generally receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and sale decisions, but the developers may have rights to sell their interests at a set price after a prescribed period, usually one year after substantial completion. Further, developments also typically require a period to entitle, permit, plan, construct and lease up before realizing cash flow from operations. We have and expect to continue to minimize these risks by selecting development projects that have already completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use available cash or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount available for other new investments.

Developments also entail risks related to development schedules, costs and lease up. Local governmental entities have approval rights over new developments, where the permitting process and other approvals can result in delays and additional costs. Estimated construction costs are based on labor, material and other market conditions at the time budgets are prepared. Although we intend to use guaranteed maximum construction contracts, not all construction costs may be covered. In addition, actual costs may differ due to the available supply of labor and materials and as market conditions change. Rental rates at lease up are subject to local economic factors and demand, competition and absorption trends, which could be different than the assumptions used to underwrite the development. Accordingly, there can be no assurance that all development projects will be completed at all and/or completed in accordance with the projected schedule, cost estimates or revenue projections.

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

As of December 31, 2014, for our equity investments in the development pipeline and five recently completed multifamily communities that have recently stabilized or are in lease up, we estimate remaining costs to us of $641.1 million, which excludes our share of estimated Developer Partner put options of $9.8 million. We project that we will fund these costs from:

Anticipated Sources of Funding
Other Company Sources:
Construction loan draws	$585.3
Co-Investment Venture partner contributions	17.0
Other	39.1
Total	$641.4

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. Approximately 63% of the projected construction loan draws are available under binding loan commitments as of February 28, 2015. The remaining $39.1 million can be funded from various sources including cash and our existing credit facilities.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments.  From the beginning of 2013 through December 31, 2014, we have entered into ten floating rate construction loans for approximately $516.0 million of financing at a weighted average interest rate of LIBOR plus 2.1% and two fixed rate construction to permanent loans for approximately $84.8 million of financing at a weighted average interest rate of 4.2%. We are currently in discussions with lenders on obtaining other construction financing.  We believe other construction financings at current market terms would be obtained at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of December 31, 2014, 30-day LIBOR was 0.17%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

We make debt investments in multifamily developments for the interest earnings and/or to have options to participate in the equity returns of the development.  As of December 31, 2014, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV, all of which are fully funded.  We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates between 14% and 15%, were made at a time in the economic cycle when developers had limited options for securing development capital. As development capital has generally returned to the multifamily sector, these investment opportunities have not been available at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity and not replaced. However, we may on a shorter term basis provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and the eventual take out of permanent financing.

The following table summarizes our debt investments in developments as of December 31, 2014 (dollars in millions):

Community	Location	Units	Amounts Advanced at December 31, 2014 (a)	Fixed Interest Rate	Maturity Date (b)	Effective Ownership (c)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	15.0%	January 2016	100%
Jefferson Creekside (d)	Allen, TX	444	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	15.0%	September 2016	100%
Total loans		1,513	$64.1	14.7%

(a)	As of December 31, 2014, all of the loans have been fully funded.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(c)	Effective ownership represents our current participation in the distributable operating cash from the investments.

(d)	Of the total amounts advanced at December 31, 2014, $4.4 million is reflected as an investment in an unconsolidated real estate joint venture.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the years ended December 31, 2014 and 2013, we spent approximately $6.2 million and $6.9 million, respectively, in recurring and non-recurring capital expenditures on existing communities.

Distribution Policy

Distributions are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Further, the $200 Million Facility contains limitations that may restrict our distributions to 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT, beginning on December 31, 2015. For the year ended December 31, 2014, our declared distributions were 126% of our funds from operations during such period as calculated in accordance with the NAREIT definition. (See Non-GAAP Financial Performance Measures — Funds from Operations for discussion).

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

Distribution Activity

Cash flow from operating activities exceeded regular distributions by $18.5 million for the year ended December 31, 2014 and by $17.7 million for the year ended December 31, 2013.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the year ended December 31, 2014, we distributed an estimated $22.5 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $45.2 million, which was less than our regular distributions by $4.0 million.  For the year ended December 31, 2013, we distributed an estimated $25.0 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $51.6 million, which was less than our regular distributions by $7.4 million.  Further, our regular distributions exceeded our funds from operations by $4.3 million and $17.0 million for the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, approximately 42% and 53%, respectively, of our regular cash distributions were funded from the DRIP.  Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, all subsequent distributions will be funded with cash.

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

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of December 31, 2014, we had one investment of $5.0 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third-party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of December 31, 2014, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2014 (amounts in millions):

	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage and Construction Loans
Principal payments	$1,182.2	$83.8	$185.9	$266.3	$297.8	$220.5	$127.9
Interest expense	130.2	38.9	35.7	26.9	17.6	7.6	3.5
	1,312.4	122.7	221.6	293.2	315.4	228.1	131.4
Credit Facility(a)
Principal payments	10.0	—	—	10.0	—	—	—
Interest expense and fees	6.0	2.7	2.7	0.6	—	—	—
	16.0	2.7	2.7	10.6	—	—	—
Obligations related to developments(b)	396.6	396.6	—	—	—	—	—
Capital expenditures related to multifamily communities	0.1	0.1	—	—	—	—	—
Minimum rent payments(c)	7.6	0.6	0.6	0.8	0.8	0.8	4.0
Total contractual obligations	$1,732.7	$522.7	$224.9	$304.6	$316.2	$228.9	$135.4
_______________________________________________________________________________

(a)
The principal amounts provided for our credit facility are based on amounts outstanding under the $150 Million Facility as of December 31, 2014, which are currently not due until final maturity of the $150 Million Facility. We may from time to time increase the borrowings under the credit facilities and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the $150 Million Facility are based on the minimum interest and fees due as of December 31, 2014, under the $150 Million Facility. Amounts are included through the current stated maturity date of April 2017.

(b)
As of December 31, 2014, we have entered into construction and development contracts with $396.6 million remaining to be paid. Timing of payment is dependent upon the development schedule and other factors outside of our control. For presentation purposes, we have included the full $396.6 million in 2015; however, some expenditures may not occur until 2016. We anticipate entering into additional construction and development contracts as developments are finalized and permitted.

(c)	Minimum base rent due for various office space the Company leases.

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2014, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at December 31, 2014, have a contractual total of approximately $33.3 million for all such Developer CO-JVs.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of December 31, 2014, we have recorded approximately $30.2 million as redeemable noncontrolling interests.  These Developer CO-JVs also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development. Separate from put provisions, we have recorded in our December 31, 2014 consolidated balance sheets redeemable noncontrolling interests of $1.8 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to securing the building permits and final budgets at less than the approved maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2014 and December 31, 2013, we have approximately $18.3 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the years ended December 31, 2014 and 2013 (in millions):

	For the Year Ended December 31,		For the Year Ended December 31,
	2014	2013	2013	2012
Income (loss) from continuing operations	$0.3	$(17.5)	$(17.5)	$(40.8)
Adjustments to reconcile income (loss) from continuing operations to NOI:
Asset management fees	3.8	7.7	7.7	6.6
Corporate property management expenses	7.0	7.1	7.1	6.2
General and administrative expenses	15.6	11.4	11.4	10.8
Acquisition fees	—	3.7	3.7	2.5
Transition expenses	12.7	9.0	9.0	—
Interest expense	21.4	23.8	23.8	31.4
Depreciation and amortization	95.8	86.1	86.1	99.7
Interest income	(10.6)	(8.5)	(8.5)	(7.2)
Gain on sale of real estate	(16.4)	—	—	—
Loss on early extinguishment of debt	0.2	—	—	0.5
Other, net	0.4	(0.8)	(0.8)	0.3
NOI	130.2	122.0	122.0	110.0
Less non-comparable:
Revenue	(25.5)	(12.1)	(21.7)	(13.0)
Operating expenses	13.6	5.5	9.2	5.4
Same Store NOI	$118.3	$115.4	$109.5	$102.4

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by NAREIT to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, acquisition expenses, lower yields on cash held in accounts, income from portfolio properties, operating costs during the lease up of developments, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$(6.1)	$29.7	$(12.5)
Real estate depreciation and amortization (a)	60.0	55.3	64.1
Gain on sale of real estate	(9.0)	(43.0)	(13.3)
FFO attributable to common stockholders	$44.9	$42.0	$38.3

GAAP weighted average common shares outstanding - basic	168.8	168.7	166.2
GAAP weighted average common shares outstanding - diluted	169.0	168.7	166.2

Net income (loss) per common share - basic and diluted	$(0.04)	$0.18	$(0.08)
FFO per common share - basic and diluted	$0.27	$0.25	$0.23

(a)         The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the years ended December 31, 2014, 2013 and 2012, we capitalized interest of $17.8 million, $10.5 million, and $2.5 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the years ended December 31, 2014 and 2013, transition expenses related to our transition to becoming a self-managed, independent company were $12.7 million and $9.0 million, respectively. There were no transition expenses during the year ended December 31, 2012.

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our properties are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions; and

•	trends affecting our financial condition or results of operations.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a. “Risk Factors,” in this report for further discussion of risks associated with forward-looking statements.

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•
we may not complete construction and lease up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•
financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•
our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in managing changes in our portfolio composition.

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates apply to both us and our Co-Investment Ventures.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, income recognition for investments in unconsolidated real estate joint ventures, the evaluation of our real estate-related investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or VIEs where we are determined to be the primary beneficiary.  VIEs, as defined by GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.

Real Estate and Other Related Intangibles

Acquisitions

For real estate properties acquired by us or our Co-Investment Ventures that are classified as business combinations, we determine the purchase price, after adjusting for contingent consideration and settlement of any pre-existing relationships.  We record the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and liabilities, asset retirement obligations and noncontrolling interests based on their fair values.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree are less than the fair value of the identifiable net assets acquired.

The fair value of any tangible assets acquired, expected to consist of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

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

Developments

We capitalize project costs related to the development and construction of real estate (including interest, real estate taxes, insurance, and other direct costs associated with the development) as a cost of the development.  Indirect project costs, not clearly related to development and construction, are expensed as incurred. Indirect project costs clearly related to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

Noncontrolling Interests

Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interests initially at the higher of (a) fair value or (b) the redemption value with subsequent adjustments.  The redeemable noncontrolling interests are temporary equity not within our control, and presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

For real estate we own through an investment in an unconsolidated real estate joint venture or other similar real estate investment structure, at each reporting date we compare the estimated fair value of our real estate investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our real estate investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We did not record any impairment losses for the years ended December 31, 2014, 2013 and 2012.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for the reporting of discontinued operations and disposals of components of an entity. The guidance revised the definition of a discontinued operation to include those disposals that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. We have adopted this guidance as of January 1, 2014. As a result of this adoption, the results of operations and gains on sales of real estate from January 1, 2014 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2014 which have been reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations. We will evaluate future sales of our individual operating properties to determine if they represent a strategic shift but believe most future sales will no longer qualify as discontinued operations.

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

In June 2014, the FASB issued an update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards will be delayed until it becomes probable that the performance target will be met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain limited partnerships. This guidance is effective for fiscal years and interim periods within those years beginning after December 15,

2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, if the Federal Reserve institutes new monetary policies, tightening credit in response to or in anticipation of inflation concerns, interest rates could rise. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps.

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

As of December 31, 2014, we had approximately $971.9 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.8%, $210.3 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.31%, and the outstanding amount under the $150 Million Facility was $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of December 31, 2014, we have consolidated notes receivable with a carrying value of approximately $59.8 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 1.1 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of December 31, 2014, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt for investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual effect of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2014 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(4.4)	$(3.3)	$(2.2)	$(1.1)
Interest rate caps	0.1	—	—	—
Cash investments	2.3	1.7	1.2	0.6
Total	$(2.0)	$(1.6)	$(1.0)	$(0.5)

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

As of December 31, 2014, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2014.

Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is included in our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2014, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct and Ethics that applies to all of our employees, executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found on our website at www.monogramres.com. The other information required by this Item 10 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2015, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2015, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2015, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2015, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2015, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: March 25, 2015	/s/ MARK T. ALFIERI
Mark T. Alfieri
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2015	/s/ E. ALAN PATTON
E. Alan Patton Chairman of the Board and Director

March 25, 2015	/s/ MARK T. ALFIERI
Mark T. Alfieri President, Chief Executive Officer and Director
March 25, 2015	/s/ HOWARD S. GARFIELD
Howard S. Garfield Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary

March 25, 2015	/s/ SAMI S. ABBASI
Sami S. Abbasi Director

March 25, 2015	/s/ ROBERT S. AISNER
Robert S. Aisner Director

March 25, 2015	/s/ ROGER D. BOWLER
Roger D. Bowler Director

March 25, 2015	/s/ DAVID D. FITCH
David D. Fitch Director

March 25, 2015	/s/ JONATHAN L. KEMPNER
Jonathan L. Kempner Director

March 25, 2015	/s/ MURRAY J. MCCABE
Murray J. McCabe Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monogram Residential Trust, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Monogram Residential Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monogram Residential Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during 2014 the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 25, 2015

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Real estate
Land ($58,938 related to VIEs as of December 31, 2014)	$389,885	$337,295
Buildings and improvements ($227,817 related to VIEs as of December 31, 2014)	2,033,819	1,833,452
	2,423,704	2,170,747
Less accumulated depreciation ($4,605 related to VIEs as of December 31, 2014)	(280,400)	(195,048)
Net operating real estate	2,143,304	1,975,699
Construction in progress, including land ($582,299 and $279,554 related to VIEs as of December 31, 2014 and 2013, respectively)	716,930	479,214
Total real estate, net	2,860,234	2,454,913

Cash and cash equivalents	116,407	319,368
Intangibles, net	21,485	25,753
Other assets, net	110,282	98,567
Total assets	$3,108,408	$2,898,601

Liabilities and equity

Liabilities
Mortgages and notes payable ($227,310 and $32,168 related to VIEs as of December 31, 2014 and 2013, respectively)	$1,186,481	$1,029,111
Credit facility payable	10,000	10,000
Construction costs payable ($63,393 and $27,054 related to VIEs as of December 31, 2014 and 2013, respectively)	75,623	44,684
Accounts payable and other liabilities	28,053	30,972
Deferred revenues, primarily lease revenues, net	18,955	18,382
Distributions payable	12,485	5,023
Tenant security deposits	4,586	4,122
Total liabilities	1,336,183	1,142,294

Commitments and contingencies

Redeemable noncontrolling interests ($27,444 and $13,007 related to VIEs as of December 31, 2014 and 2013, respectively)	32,012	21,984

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 and 124,999,000 shares authorized as of December 31, 2014 and 2013, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,467,726 and 168,320,207 shares issued and outstanding as of December 31, 2014 and 2013, respectively	17	17
Additional paid-in capital	1,492,799	1,508,655
Cumulative distributions and net income (loss)	(293,350)	(230,554)
Total equity attributable to common stockholders	1,199,466	1,278,118
Non-redeemable noncontrolling interests	540,747	456,205
Total equity	1,740,213	1,734,323
Total liabilities and equity	$3,108,408	$2,898,601

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Rental revenues	$209,025	$190,624	$171,762

Expenses
Property operating expenses	55,940	51,027	46,426
Real estate taxes	29,842	24,740	21,579
Asset management fees	3,843	7,673	6,622
General and administrative expenses	15,627	11,373	10,762
Acquisition expenses	(17)	3,677	2,508
Transition expenses	12,672	9,003	—
Investment and development expenses	1,197	553	—
Interest expense	21,424	23,844	31,376
Depreciation and amortization	95,794	86,110	99,716
Total expenses	236,322	218,000	218,989

Interest income	10,554	8,507	7,227
Gain on revaluation of equity on a business combination	—	—	1,723
Loss on early extinguishment of debt	(230)	—	(502)
Equity in income (loss) of investments in unconsolidated real estate joint ventures	770	1,311	(1,247)
Other income (expense)	63	92	(819)
Loss from continuing operations before gain on sale of real estate	(16,140)	(17,466)	(40,845)
Gain on sale of real estate	16,411	—	—
Income (loss) from continuing operations	271	(17,466)	(40,845)

Discontinued operations:
Loss from discontinued operations	—	(724)	(2,660)
Gains on sale of real estate in discontinued operations	—	50,779	13,312
Income from discontinued operations	—	50,055	10,652

Net income (loss)	271	32,589	(30,193)

Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests in continuing operations	—	—	1,825
Non-redeemable noncontrolling interests in continuing operations	(6,388)	3,938	14,119
Non-redeemable noncontrolling interests in discontinued operations	—	(6,832)	1,735
Net income (loss) available to the Company	(6,117)	29,695	(12,514)
Dividends to preferred stockholders	(7)	(3)	—
Net income (loss) attributable to common stockholders	$(6,124)	$29,692	$(12,514)

Weighted average number of common shares outstanding - basic	168,793	168,650	166,178
Weighted average number of common shares outstanding - diluted	169,029	168,650	166,178

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.08)	$(0.15)
Discontinued operations	—	0.26	0.07
Basic and diluted earnings (loss) per common share	$(0.04)	$0.18	$(0.08)

Amounts attributable to common stockholders:
Continuing operations	$(6,124)	$(13,531)	$(24,901)
Discontinued operations	—	43,223	12,387
Net income (loss) attributable to common stockholders	$(6,124)	$29,692	$(12,514)

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands)

									Cumulative Distributions
	Preferred Stock		Convertible Stock		Common Stock				and Net
	Number		Number		Number		Additional		Income (Loss)
	of	Par	of	Par	of	Par	Paid-in	Noncontrolling	Available to	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2012	—	$—	1	$—	165,087	$17	$1,502,010	$413,071	$(110,090)	$1,805,008
Net loss	—	—	—	—	—	—	—	(15,854)	(12,514)	(28,368)
Redemptions of common stock	—	—	—	—	(1,734)	—	(15,522)	—	—	(15,522)
Acquisition of controlling interest	—	—	—	—	—	—	—	1,018	—	1,018
Acquisition of noncontrolling interests	—	—	—	—	—	—	(3,746)	(9,757)	—	(13,503)
Sale of noncontrolling interest	—	—	—	—	—	—	1,178	(1,178)	—	—
Contributions by and adjustments of noncontrolling interests	—	—	—	—	—	—	—	7,783	—	7,783
Distributions:
Common stock - regular ($0.41 per share)	—	—	—	—	—	—	—	—	(68,638)	(68,638)
Common stock - special	—	—	—	—	—	—	—	—	(9,969)	(9,969)
Noncontrolling interests	—	—	—	—	—	—	—	(29,733)	—	(29,733)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	4,189	—	39,726	—	—	39,726
Balance at December 31, 2012	—	$—	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802

Net income	—	—	—	—	—	—	—	2,894	29,695	32,589
Redemptions of common stock	—	—	—	—	(2,483)	—	(22,936)	—	—	(22,936)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	(23,210)	(12,762)	—	(35,972)
Sale of a noncontrolling interest	—	—	—	—	—	—	148	5,750	—	5,898
Contributions by noncontrolling interests	—	—	—	—	—	—	—	146,276	—	146,276
Distributions:
Common stock - regular ($0.35 per share)	—	—	—	—	—	—	—	—	(59,035)	(59,035)
Noncontrolling interests	—	—	—	—	—	—	—	(51,303)	—	(51,303)
Preferred stock	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of preferred stock	10	—	—	—	—	—	—	—	—	—
Cancellation of convertible stock	—	—	(1)	—	—	—	—	—	—	—
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	3,261	—	31,007	—	—	31,007
Balance at December 31, 2013	10	$—	—	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323

Net income (loss)	—	—	—	—	—	—	—	6,388	(6,117)	271
Redemptions of common stock	—	—	—	—	(4,002)	—	(36,294)	—	—	(36,294)
Sale of noncontrolling interests	—	—	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	—	—	111,187	—	111,187
Amortization of stock-based compensation	—	—	—	—	—	—	790	—	—	790
Distributions:
Common stock - regular ($0.34 per share)	—	—	—	—	—	—	—	—	(56,672)	(56,672)
Noncontrolling interests	—	—	—	—	—	—	—	(48,041)	—	(48,041)
Preferred stock	—	—	—	—	—	—	—	—	(7)	(7)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	2,150	—	20,490	—	—	20,490
Balance at December 31, 2014	10	$—	—	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$271	$32,589	$(30,193)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on revaluation of equity on a business combination	—	—	(1,723)
Gain on sale of real estate	(16,411)	(50,779)	(13,312)
Loss on early extinguishment of debt	230	—	502
Equity in income (loss) of investments in unconsolidated real estate joint ventures	(770)	(1,311)	1,247
Distributions received from investment in unconsolidated real estate joint venture	300	460	170
Depreciation	89,113	85,054	83,909
Amortization of deferred financing costs and debt premium/discount	(1,462)	(1,618)	(950)
Amortization of intangibles	4,185	2,394	23,606
Amortization of deferred revenues, primarily lease revenues, net	2,728	(1,480)	(1,406)
Amortization of stock-based compensation	790	—	—
Other, net	366	663	1,073
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(3,200)	10,992	2,286
Other assets	(8,420)	(305)	(1,858)
Cash provided by operating activities	67,720	76,659	63,351

Cash flows from investing activities
Additions to real estate:
Acquisition of real estate	—	(108,014)	(67,583)
Additions to existing real estate	(6,242)	(6,934)	(6,629)
Construction in progress, including land	(474,260)	(325,964)	(123,863)
Proceeds from sale of real estate, net	33,379	205,336	23,902
Investments in unconsolidated real estate joint ventures	—	(4,810)	(3,119)
Acquisition of a controlling interest, net of cash acquired of $0.6 million for the year ended December 31, 2013	—	(8,643)	—
Acquisitions of noncontrolling interests	(6,150)	(49,036)	(20,324)
Sale of noncontrolling interest	—	7,272	—
Investment in short-term investments	—	—	(25,000)
Proceeds from short-term investments	—	—	25,000
Advances on notes receivable	(6,012)	(31,078)	(37,789)
Collection on note receivable	219	18,618	19,930
Escrow deposits	4,688	(2,842)	(5,025)
Other, net	(25)	(544)	(1,115)
Cash used in investing activities	(454,403)	(306,639)	(221,615)

Cash flows from financing activities
Mortgage and notes payable proceeds	208,686	128,664	233,753
Mortgage and notes payable principal payments	(38,820)	(75,314)	(202,688)
Contributions from noncontrolling interests	126,916	153,496	13,205
Distributions paid on common stock - regular	(28,718)	(27,983)	(32,344)
Distributions paid on common stock - special	—	—	(9,969)
Distributions paid to noncontrolling interests	(48,041)	(51,303)	(29,733)
Dividends paid on preferred stock	(7)	(3)	—
Redemptions of common stock	(36,294)	(22,936)	(15,522)
Other, net	—	(5,917)	(3,289)
Cash provided by (used in) financing activities	183,722	98,704	(46,587)

Net change in cash and cash equivalents	(202,961)	(131,276)	(204,851)
Cash and cash equivalents at beginning of period	319,368	450,644	655,495
Cash and cash equivalents at end of period	$116,407	$319,368	$450,644

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Monogram Residential Trust, Inc. (formerly known as Behringer Harvard Multifamily REIT I, Inc.) (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  Effective as of June 30, 2014, we became a self-managed real estate investment trust (“REIT”) as further described below. We invest in stabilized operating properties and properties in various phases of development, with a focus on communities in select markets across the United States. These include luxury mid-rise, high-rise and garden style multifamily communities.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.  Further, we may invest in other real estate-related securities, including mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

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

Effective July 31, 2013, we entered into a series of agreements with Behringer initiating our transition to self-management (the “Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. We closed the Self-Management Transition Agreements on June 30, 2014, paying $5.2 million and effectively terminating substantially all advisory and property management services provided by Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer and began operating as a self-managed, independent company. On November 21, 2014, we listed our shares of common stock on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE.”

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine, bridge and land loans.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of December 31, 2014, we have equity and debt investments in 56 multifamily communities, of which 34 are stabilized operating multifamily communities and 22 are in lease up and in various stages of pre-development and construction. Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 46 investments are held through Co-Investment Ventures, 45 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of December 31, 2014, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

Prior to July 31, 2013, PGGM’s interest in the PGGM CO-JVs was held through Monogram Residential Master Partnership I LP (the “Master Partnership”), in which PGGM held a 99% limited partner interest and an affiliate of Behringer held the 1% general partner interest (the “GP Master Interest”). Our interest in the PGGM CO-JVs was generally 55% and the Master Partnership’s interest was generally 45%. On July 31, 2013, we acquired the GP Master Interest from Behringer for $23.1 million (effectively increasing our ownership interest in each applicable PGGM CO-JV) and consolidated the Master Partnership. Our acquisition of the GP Master Interest on July 31, 2013, resulted in the PGGM Co-Investment Partner becoming our partner in these Co-Investment Ventures as of July 31, 2013.  Due to PGGM’s existing 99% ownership interest in the Master Partnership and because this transaction did not have a significant effect on the amount of noncontrolling interests in such Co-Investment Ventures, PGGM’s ownership interest in each applicable Co-Investment Venture was unchanged. Accordingly, we now consider PGGM to be our co-investment partner in these Co-Investment Ventures. We now refer to these Co-Investment Ventures as “PGGM CO-JVs” and to PGGM as the “PGGM Co-Investment Partner.” In addition, on December 20, 2013, the Master Partnership was restructured to increase the maximum potential capital commitment of PGGM by $300 million (plus any amount distributed to PGGM from sales or financings of new PGGM CO-JVs) and we sold a noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. For the year ended December 31, 2014, we also sold a non-controlling interest in two additional Developer CO-JVs to PGGM for $13.2 million and sold our entire interest in the Tupelo PGGM CO-JV to an unaffiliated third party.

The table below presents a summary of our Co-Investment Ventures. The effective ownership ranges are based on our participation in the distributable cash from the multifamily investment. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	December 31, 2014		December 31, 2013
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%	27	44% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	4	90% to 100%
Total	46		45

(a)
Includes one unconsolidated investment as of December 31, 2014 and December 31, 2013. Also, as of December 31, 2014 and December 31, 2013, includes Developer Partners in 19 and 16 multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2014, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or other entities (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs, as defined by U.S. generally accepted accounting principles (“GAAP”), are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.

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

The fair value of any tangible real estate assets acquired is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to December 31, 2014.

Developments

We capitalize project costs related to the development and construction of real estate (including interest, real estate taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect project costs not clearly related to development and construction are expensed as incurred.  Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

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

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase. We did not capitalize any interest expense related to investments in unconsolidated real estate joint ventures for the years ended December 31, 2014, 2013 or 2012.

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

We did not record any impairment losses for the years ended December 31, 2014, 2013 or 2012.

Assets Held for Sale and Discontinued Operations

Prior to January 1, 2014, when we had no involvement after the sale of a multifamily community, the multifamily community sold was reported as a discontinued operation.  Effective as of January 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, “New Accounting Pronouncements.” For sales of real estate or assets classified as held for sale after January 1, 2014, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift. If the disposition represents a strategic shift, it will be classified as discontinued operations in our consolidated statements of operations for all periods presented. If the disposition does not represent a strategic shift, it will be presented in continuing operations in our consolidated statements of operations.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of December 31, 2014 and December 31, 2013, cash and cash equivalents include $42.0 million and $25.6 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the related Co-Investment Venture.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

Noncontrolling Interests

 Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interest initially at the higher of (a) fair value or (b) the redemption value with subsequent adjustments.  The redeemable noncontrolling interests are temporary equity not within our control and are presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

Other Assets

Other assets primarily include notes receivable, deferred financing costs, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics. Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.    As of and for the years ended December 31, 2014 and 2013, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses directly and specifically related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities), expenses related to our listing on the NYSE and payments to Behringer in connection with the transition to self-management discussed further in Note 13, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the years ended December 31, 2014, 2013 or 2012.

We have evaluated the current and deferred income tax related to state taxes with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2014 or December 31, 2013.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting in Co-Investment Ventures, fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net. As a result of these differences, the carrying value for financial statement purposes exceeds our net federal income tax basis as of December 31, 2014 by approximately $6.1 million.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2014 and December 31, 2013, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. For all periods presented, any common stock equivalents were anti-dilutive.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; impairment of long-lived assets, notes receivable and equity-method real estate investments; fair value evaluations; earning recognition of noncontrolling interests and equity in earnings of investments in unconsolidated real estate joint ventures; depreciation and amortization; share-based compensation measurements; and recognition and timing of transition expenses.  Actual results could differ from those estimates.

3.                                      New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for the reporting of discontinued operations and disposals of components of an entity. The guidance revised the definition of a discontinued operation to include those disposals that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. We have adopted this guidance as of January 1, 2014. As a result of this adoption, the results of operations and gains on sales of real estate from January 1, 2014 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2014 which have been reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations. We will evaluate future sales of our individual operating properties to determine if they represent a strategic shift but believe most future sales will no longer qualify as discontinued operations.

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

In June 2014, the FASB issued an update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards will be delayed until it becomes probable that the performance target will be met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain limited partnerships. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

4.    Business Combinations

Acquisitions of Real Estate and Other Related Party Interests

As discussed in Note 1, “Organization and Business,” on July 31, 2013, we acquired the GP Master Interest in a related party transaction with Behringer for $23.1 million in cash, excluding closing costs, of which $9.3 million related to an acquisition of the general partner’s asset management and related fee revenue services and contracts and has been accounted for as a business combination. The remaining $13.8 million was accounted for as an acquisition of a noncontrolling interest in the PGGM CO-JVs. See Note 11, “Noncontrolling Interests” for additional discussion.

In July 2013, we acquired Vara, a 202 unit multifamily community located in San Francisco, California, from an unaffiliated seller, for an aggregate gross purchase price of $108.7 million, excluding closing costs.

Business Combination Summary Information

The following tables present certain additional information regarding our business combinations during the year ended December 31, 2013. There were no business combinations during the year ended December 31, 2014.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination date are as follows (in millions):

2013 Acquisitions
Land	$20.2
Building and improvements	88.5
Cash acquired	0.6
Intangibles (a)	9.2
Investment in unconsolidated real estate joint venture	6.4
Other assets	0.1
Accrued liabilities	(0.9)
Noncontrolling interest	(6.8)
Cash consideration	$117.3

(a)	The intangibles are $9.2 million of other contractual intangibles, primarily asset management and related fee revenue services and contracts.

Certain operating information for the periods from the business combination dates to December 31, 2013 is as follows (in millions):

For the Periods to December 31, 2013
Rental revenues	$2.2
Acquisition expenses	3.3
Depreciation and amortization	3.2
Net loss attributable to common stockholders	(3.1)

The following unaudited consolidated pro forma information is presented as if the acquisitions were acquired on January 1, 2013. The information excludes activity that is non-recurring and not representative of our future activity, primarily transition expenses of $9.0 million for the year ended December 31, 2013, and acquisition expenses of $3.7 million for the year ended December 31, 2013. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2013, nor does it purport to represent our future operations (in millions, except per share):

Pro Forma (unaudited)
For the Year Ended December 31, 2013
Revenues	$190.6
Depreciation and amortization	88.4
Loss from continuing operations	(6.8)
Loss from continuing operations per share	(0.04)

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2014 and December 31, 2013, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2014			December 31, 2013
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,033.8	$40.7	$25.6	$1,833.4	$41.9	$25.6
Less: accumulated depreciation and amortization	(280.4)	(38.3)	(6.5)	(195.0)	(39.1)	(2.6)
Net	$1,753.4	$2.4	$19.1	$1,638.4	$2.8	$23.0

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was approximately $88.8 million, $81.8 million, and $76.4 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of both December 31, 2014 and December 31, 2013 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of the GP Master Interest on July 31, 2013, $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the years ended December 31, 2014, 2013, and 2012 was approximately $4.2 million, $2.5 million, and $21.5 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
2015	$2.8
2016	1.4
2017	1.4
2018	0.5
2019	0.5

Developments

For the years ended December 31, 2014, 2013, and 2012, we capitalized the following amounts of interest, real estate taxes and direct overhead related to our developments (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Interest	$17.8	$10.5	$2.5
Real estate taxes	4.2	2.4	0.8
Direct overhead	0.8	0.5	—

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the year ended December 31, 2014 (in millions); there were no sales of real estate reported in continuing operations for the years ended December 31, 2013 and 2012:

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
February 2014	Tupelo Alley	$52.9	$33.4	$16.4

The following table presents net income related to the Tupelo Alley multifamily community, sold in the first quarter of 2014, for the years ended December 31, 2014, 2013 and 2012. Net income for the year ended December 31, 2014 includes the gain on sale of real estate (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) from multifamily community sold in 2014	$16.1	$(0.1)	$(0.9)
Less: net income attributable to noncontrolling interest	(7.2)	—	(0.4)
Net income (loss) attributable to common stockholders	$8.9	$(0.1)	$(1.3)

Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we have adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the year ended December 31, 2014. The following table presents our sales of real estate for the years ended December 31, 2013 and 2012 (in millions), all of which are reported as discontinued operations:

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

The table below includes the major classes of line items constituting net loss from discontinued operations, gains on sale of real estate, and depreciation and amortization and capital expenditures for the years ended December 31, 2013 and 2012 for the multifamily communities that have been classified as discontinued operations in the accompanying consolidated statement of operations (in millions):

	For the Year Ended December 31,
	2013	2012
Rental revenue	$8.0	$17.8

Expenses
Property operating expenses	2.5	5.4
Real estate taxes	1.1	2.2
Interest expense	1.0	3.1
Depreciation and amortization	3.3	9.7
Total expenses	7.9	20.4

Loss on early extinguishment of debt	(0.8)	—

Loss from discontinued operations	(0.7)	(2.6)
Income attributable to noncontrolling interests	(6.9)	1.7
Loss from discontinued operations attributable to common stockholders	$(7.6)	$(0.9)

Gain on sale of real estate	$50.8	$13.3

Capital expenditures	$0.2	$0.9

Changes in operating and investing noncash items related to discontinued operations were not significant for the years ended December 31, 2013 and 2012.

6.                                      Variable Interest Entities

As of December 31, 2014 and December 31, 2013, we have concluded that we are the primary beneficiary of 15 and 10 VIEs, respectively.  All of these VIEs are the Property Entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At the inception of each respective Property Entity, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events from 2012 through 2014, all of which were related to new financings or capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

The significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Eleven VIEs, all of which are actively developing or operating multifamily communities, have closed aggregate construction financing of $547.3 million as of December 31, 2014, which has already or will be drawn on during the construction of the developments. As of December 31, 2014, $227.3 million has been drawn under these construction loans. For nine of these construction loans, we have provided partial payment guarantees ranging from 10% to 25% of the total construction loan. The total commitment of these nine construction loans is $494.1 million, of which $177.7 million is outstanding as of December 31, 2014. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each multifamily community. See Note 9, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $906.9 million and $288.0 million as of December 31, 2014 and December 31, 2013, respectively, $582.3 million and $279.6 million of which is reflected in construction in progress, respectively.  The total net operating real estate of the VIEs is $282.1 million as of December 31, 2014. The VIEs did not have operating real estate as of December 31, 2013.

7.                                      Other Assets

The components of other assets are as follows (in millions):

	December 31, 2014	December 31, 2013
Notes receivable, net (a)	$59.8	$52.8
Deferred financing costs, net	17.4	12.1
Resident, tenant and other receivables (b)	14.0	8.3
Escrows and restricted cash	8.0	12.4
Prepaid assets, deposits and other assets	6.1	7.5
Investment in unconsolidated real estate joint venture	5.0	5.5
Total other assets	$110.3	$98.6

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of December 31, 2014, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 1.1 years.

(b)	Includes a receivable from Behringer of $1.8 million as of December 31, 2013. The balance was repaid in February 2014.

As of December 31, 2014 and December 31, 2013, we had a $5.0 million and $5.5 million, respectively, investment in an unconsolidated joint venture, the Custer PGGM CO-JV, in which our effective ownership is 55%. Distributions are made pro rata in accordance with ownership interests. The primary asset of the Custer PGGM CO-JV is a mezzanine loan collateralized by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan, which as of December 31, 2014 has been fully funded, has an interest rate of 14.5% and matures in 2015.  As of December 31, 2014, the total assets of the Custer PGGM CO-JV were $5.1 million, and net income for the year ended December 31, 2014 was $0.8 million.

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 1% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of December 31, 2014 are as follows (in millions):

Future Minimum
Year	Lease Receipts
2015	$3.7
2016	3.8
2017	3.7
2018	3.6
2019	3.5
Thereafter	26.4
Total	$44.7

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of December 31, 2014 and December 31, 2013 (dollar amounts in millions and monthly LIBOR at December 31, 2014 is 0.17%):

			As of December 31, 2014
	December 31,	December 31,	Wtd. Average
	2014	2013	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgage payable	$87.2	$87.3	3.95%	2018 to 2020
Variable rate mortgage payable	—	24.0	—	—
Variable rate construction loans payable (b)	33.0	3.1	Monthly LIBOR + 2.15%	2017 to 2018
Total Company level	120.2	114.4
Co-Investment Venture level - consolidated (c)
Fixed rate mortgages payable	827.7	852.3	3.73%	2015 to 2020
Variable rate mortgage payable	12.0	12.2	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)	57.0	24.6	4.16%	2016 to 2018
Variable rate construction loan payable (e)	165.3	18.9	Monthly LIBOR + 2.15%	2016 to 2018
	1,062.0	908.0
Plus: unamortized adjustments from business combinations	4.3	6.7
Total Co-Investment Venture level - consolidated	1,066.3	914.7
Total consolidated mortgages and notes payable	$1,186.5	$1,029.1

(a)
Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries. Company level debt includes the applicable portion of Co-Investment debt where the Company has provided full or partial guarantees for the repayment of the debt.

(b)
Includes the amount of the Co-Investment Venture level construction loans payable that is guaranteed by the Company or its wholly owned subsidiaries. As of December 31, 2014, the Company has partially guaranteed nine loans with total commitments of $494.1 million. These loans include one to two year extension options. Our percentage guarantee on each of these loans ranges from 10% to 25%. The non-recourse portion of these loans outstanding as of December 31, 2014, is reported in the Co-Investment Venture level construction loans payable.

(c)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023.

(e)
Includes ten loans with total commitments of $516.0 million. These loans include one to two year extension options. The amount guaranteed by the Company is reported as Company level debt as discussed in footnote (b) above.

As of December 31, 2014, $2.3 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of December 31, 2014.

As of December 31, 2014, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
2015	$0.2	$83.6	$83.8
2016	0.6	185.3	185.9
2017	12.5	253.8	266.3
2018	51.9	245.9	297.8
2019	1.1	219.4	220.5
Thereafter	53.9	74.0	127.9
Total	$120.2	$1,062.0	1,182.2
Add: unamortized adjustments from business combinations			4.3
Total mortgages and notes payable			$1,186.5

10.                               Credit Facility Payable

The $150.0 million credit facility (the “$150 Million Facility”) matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the $150 Million Facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the credit facility’s debt service requirements. As of December 31, 2014, the applicable margin was 2.08% and the base rate was 0.16% based on one-month LIBOR.  The $150 Million Facility also provides for fees based on unutilized amounts and minimum usage.  The unused facility fee is equal to 1% per annum of the total commitment less the greater of 75% of the total commitment or the actual amount outstanding. The minimum usage fee is equal to 75% of the total credit facility times the lowest applicable margin less the margin portion of interest paid during the calculation period.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.  We may prepay borrowing tranches at the expiration of the LIBOR interest rate period without any penalty.  Prepayments during a LIBOR interest rate period are subject to a prepayment penalty generally equal to the interest due for the remaining term of the LIBOR interest rate period.

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of December 31, 2014, $165.5 million of the net carrying value of real estate collateralized the credit facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of December 31, 2014, we may make total draws of $150.0 million under the $150 Million Facility based upon the value of the collateral pool.

The credit facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the credit facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of December 31, 2014.

In January 2015, the Company entered into a $200 million revolving credit facility (the “$200 Million Facility”) with a different lender. See further discussion of the $200 Million Facility at Note 18, “Subsequent Events.”

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

As of December 31, 2014 and December 31, 2013, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	December 31, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$390.5	26% to 45%	$293.5	26% to 45%
MW Co-Investment Partner	144.9	45%	157.8	45%
Developer Partners	3.4	0%	3.5	0% to 10%
Subsidiary preferred units	1.9	(b)	1.4	(b)
Total non-redeemable NCI	$540.7		$456.2

(a)        Effective noncontrolling interest percentage is based upon the noncontrolling interest’s participation in distributable operating cash. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)        The preferred units have no voting rights.

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, the Master Partnership’s and the PGGM CO-JV’s pro rata interests are subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than an asset sale.

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

For the years ended December 31, 2014, 2013 and 2012, we paid the following distributions to noncontrolling interests:

	For the Year Ended December 31,
	2014	2013	2012
Distributions paid to noncontrolling interests:
Operating activities	$22.5	$25.0	$20.4
Investing and financing activities	25.5	26.3	9.3
Total	$48.0	$51.3	$29.7

On February 28, 2014, we sold approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

During the year ended December 31, 2014, we formed two new PGGM CO-JVs to develop two separate multifamily communities in California.

On July 31, 2013, we acquired the GP Master Interest in a related party transaction with Behringer for $23.1 million in cash, excluding closing costs, of which $13.8 million related to the partial acquisition of an approximate 1% noncontrolling interest in the Master Partnership’s interest in the PGGM CO-JVs. The remaining $9.3 million was accounted for as a business combination. Additionally, during the year ended December 31, 2013, we acquired all of the noncontrolling interests in the Cyan MW CO-JV for $27.9 million in cash and sold a portion of our noncontrolling interest in the Cameron PGGM CO-JV to PGGM for $7.3 million in cash. On December 20, 2013, the Master Partnership was restructured to increase PGGM’s equity commitment, and we partially sold an approximate 42% noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $23.1 million was recorded. (See Note 4, “Business Combinations” for a discussion of the acquisition of the GP Master Interest and Note 5, “Real Estate Investments” for a discussion of the subsequent sale of the Cyan multifamily community.)

Redeemable Noncontrolling Interests

As of December 31, 2014 and December 31, 2013, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	December 31, 2014		December 31, 2013
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$32.0	0% to 10%	$22.0	0% to 20%

(a)        Effective noncontrolling interest percentage is based upon the noncontrolling interest’s participation in distributable operating cash.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. For Co-Investment Ventures where the developer’s equity has been returned, the effective noncontrolling interest percentage is shown as zero.

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stockholder may convert its shares of Series A Preferred Stock into shares of our common stock upon a change of control of the Company or upon election by the holders of a majority of the then outstanding shares of Series A Preferred Stock on or before December 31, 2016. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share value of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The conversion option terminates December 31, 2016.

Stock Plans

The Monogram Residential Trust, Inc. Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized and reserved for issuance under the Incentive Award Plan as of December 31, 2014.

During 2014, our independent directors and certain executive employees have been granted 248,691 restricted stock units. These restricted stock units generally vest over a three year period. Compensation cost is measured at the grant date based on the estimated fair value at the time of the award being granted and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. No restricted stock units were granted in 2013 or 2012.

For the year ended December 31, 2014, we had approximately $0.8 million in compensation costs related to share-based payments including dividend equivalent payments. For the years ended December 31, 2013 and 2012, we had no compensation cost related to share-based payments.

Distributions

On August 12, 2014, in anticipation of the Company’s listing on a national securities exchange, our board of directors elected to suspend our distribution reinvestment plan (“DRIP”) effective August 24, 2014, and on November 4, 2014, our board of directors approved the termination of the DRIP. As a result, all distributions paid subsequent to August 24, 2014 were paid in cash and not reinvested in shares of our common stock.

From April 1, 2012 through September 30, 2014, our distributions were in a daily amount of $0.000958904 ($0.35 annualized) per share of common stock. However, beginning with the fourth quarter of 2014, the board of directors will authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution was paid on January 5, 2015 to stockholders of record at the close of business on December 29, 2014.

For the year ended December 31, 2012, we paid a special distribution of $10.0 million to common stockholders in connection with the sale of a multifamily community. There were no special distributions paid for the years ended December 31, 2014 and 2013.

Share Redemption Program

On August 12, 2014, in anticipation of the Company’s listing on a national securities exchange, our board of directors also elected to suspend our share redemption program (“SRP”), effective August 14, 2014, and on November 4, 2014, our board of directors approved the termination of the SRP.

Prior to the suspension and subsequent termination of our SRP, the purchase price per share redeemed under the SRP was generally set at 85% of the then-current estimated share value pursuant to our valuation policy for ordinary redemptions and at the lesser of the then-current estimated share value pursuant to our valuation policy and the average price per share paid by the original purchaser of the shares being redeemed, less any special distributions, pursuant to our valuation policy for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. Prior to the suspension of our SRP in August 2014 and subsequent termination, we redeemed approximately 1.6 million common shares at an average price of $8.80 per share for $14.2 million for the year ended December 31, 2014. For the year ended December 31, 2013, we redeemed approximately 2.5 million common shares at an average price of $9.24 per share for $22.9 million. For the year ended December 31, 2012, we redeemed approximately 1.7 million common shares at an average price of $9.50 per share for $15.5 million.

On December 29, 2014, the Company acquired through a tender offer 2.4 million common shares at a price of $9.25 per share for $22.1 million.

13.                               Transition Expenses

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our existing agreements and arrangements with Behringer, setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. We collectively refer to these agreements as the “Self-Management Transition Agreements.” With the entry into these transactions and the progression to self-management, the Company expects to incur higher direct costs related to compensation and other administration and less reliance on and cost related to Behringer management agreements.

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

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, (a) acquisition fees paid pursuant to the amended and restated advisory management agreement and (b) acquisition and development fees paid pursuant to the Self-Management Transition Agreements, in the event that certain existing investments are subsequently structured as a joint venture or co-investment. For the year ended December 31, 2014, $2.5 million of acquisition fees were trued up to us. No amounts were credited for the year ended December 31, 2013.

During the period from the Initial Closing through September 30, 2014, Behringer provided general transition services in support of our transition to self-management for a total cost of $7.2 million; $0.4 million was expensed for the year ended December 31, 2014 and $6.8 million was expensed for the year ended December 31, 2013.

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

Behringer provided shareholder services from June 30, 2014 through November 30, 2014 at a cost of $2.9 million, including an early termination payment related to our listing on the NYSE.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management and listing on the NYSE, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities).

The components of our transition expenses are as follows (in millions):

	For the Year Ended December 31,
	2014	2013
Special Committee and Company legal and financial advisors	$0.9	$0.7
General transition services:
Behringer	2.9	7.9
Other service providers	2.5	0.4
Expenses related to listing on the NYSE	6.4	—
Total transition expenses	$12.7	$9.0

14.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2014, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2014 and December 31, 2013, we have approximately $18.3 million and $17.6 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of December 31, 2014, we have entered into construction and development contracts with $396.6 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
2015	$0.6
2016	0.6
2017	0.8
2018	0.8
2019	0.8
Thereafter	4.0
Total	$7.6

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

Financial Instruments Carried at Fair Value on a Recurring Basis

For the years ended December 31, 2014 and 2013, we had no fair value adjustments on a recurring basis.

Nonrecurring Basis — Fair Value Adjustments

For the years ended December 31, 2014 and 2013, we had no fair value adjustments on a nonrecurring basis.

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

Financial Instruments Not Carried at Fair Value

Financial instruments held as of December 31, 2014 and December 31, 2013 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of December 31, 2014 and December 31, 2013 are as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,186.5	$1,199.6	$1,029.1	$1,015.4

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

Effective July 31, 2013, we entered into a series of agreements with Behringer in order to begin our transition to self-management. On August 1, 2013, we hired five executives who were previously employees of Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services that were previously employees of Behringer and began operating as a self-managed independent company with limited services from Behringer. Behringer provides capital market services to the Company for a fee ranging from 0.9% to 1.0%. Such capital market services will expire on June 30, 2015. See further discussion of the transaction and amounts paid to Behringer in relation to the transition at Note 13, “Transition Expenses.”

The services provided by Behringer included acquisition and advisory, property management, debt financing, and asset management services. The table below shows the fees and expense reimbursements paid to Behringer in exchange for such services for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Acquisition and advisory fees	$4.3	$15.0	$7.3
Property management fees	11.3	23.4	21.3
Debt financing fees	2.4	1.5	1.3
Asset management fees	3.8	7.7	6.6
Administrative expense reimbursements	1.0	1.8	1.8
Shareholder services (a)	2.9	—	—

(a)    Includes an early termination payment of $2.3 million to Behringer related to our listing on the NYSE. See further discussion in Note 13, “Transition Expenses.”

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $17.8 million, $10.5 million and $2.5 million in 2014, 2013 and 2012, respectively	$20.8	$25.8	$32.9
Non-cash investing and financing activities:
Acquisition of controlling interests in business combinations with no consideration paid:
Assets acquired	—	—	38.1
Liabilities assumed	—	—	37.3
Noncontrolling interests	—	—	1.0
Mortgage payable assumed by purchaser of asset held for sale	—	—	15.8
Charge to additional paid-in capital in connection with an acquisition of a noncontrolling interest in excess of cash consideration	—	—	2.6
Acquisition of a noncontrolling interest	—	9.0	—
Conversion of note receivable into an equity investment	—	4.9	5.9
Funds deposited in escrow related to a development acquisition	1.5	1.1	—
Transfer of real estate from construction in progress to operating real estate	286.6	48.9	—
Conversion of investment in unconsolidated real estate joint venture into notes receivable	0.8	9.5	—
Stock issued pursuant to our DRIP	20.5	31.0	39.7
Distributions payable - regular	12.5	5.0	4.8
Construction costs and other related payables	92.2	43.7	12.0

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

 Financings

On January 14, 2015, the Company entered into the $200 Million Facility. The $200 Million Facility has an annual interest rate and annual facility fee that depend on certain company elections, whether the Company has an investment grade rating and its leverage ratio. Based on these factors, the current annual interest rate would be LIBOR plus 2.50%. The credit facility matures in January 2019, but may be extended for 12 additional months at the Company’s option. In addition, the terms of the facility allow the Company to increase the amount available under the facility by an additional $200 million to $400 million after satisfying certain conditions. The $200 Million Facility is primarily supported by equity pledges of wholly-owned multifamily communities and is secured by a first mortgage lien and an assignment of leases and rents against two of our wholly owned multifamily communities and a first priority perfected assignment of a portion of certain of our notes receivables.

Distributions for the First Quarter of 2015

Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2015. The distribution is payable April 8, 2015 to stockholders of record at the close of business on March 31, 2015.

Potential Sale of Multifamily Community

We are under contract to sell a multifamily community in Chicago, Illinois for $126.0 million to an unaffiliated third-party. The total carrying value of this multifamily community as of December 31, 2014 was $76.7 million, representing 2.7% of our total real estate, net as of December 31, 2014. The potential sale was not contemplated as of December 31, 2014, and accordingly, was classified as real estate held for investment as of December 31, 2014.

19.     Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2014 and 2013 (amounts in thousands, except per share data):

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$50,182	$51,047	$53,091	$54,705
Income (loss) from continuing operations	$14,476	$(6,870)	$(858)	$(6,477)
Net income (loss) attributable to common stockholders	$7,423	$(6,775)	$(619)	$(6,153)
Basic weighted average shares outstanding	168,714	168,857	168,780	168,818
Diluted weighted average shares outstanding	168,919	169,096	169,028	169,066
Basic and diluted earnings (loss) per share	$0.04	$(0.04)	$—	$(0.04)

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$45,744	$46,722	$48,412	$49,746
Income (loss) from continuing operations	$(1,241)	$(180)	$(14,114)	$(1,869)
Net income (loss) attributable to common stockholders	$4,444	$26,799	$(460)	$(1,091)
Basic and diluted weighted average shares outstanding	168,084	168,886	168,881	168,741
Basic and diluted earnings (loss) per share	$0.03	$0.16	$—	$(0.01)

*****

Monogram Residential Trust, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2014
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the year ended December 31, 2014	$102	$550	$—	$508	$144
For the year ended December 31, 2013	193	492	—	583	102
For the year ended December 31, 2012	184	691	—	682	193

Monogram Residential Trust, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(in thousands)

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2014
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
4110 Fairmount	Dallas, TX	$7,244	$36,150	$—	$43,394	$961	2014/2012	$24,063
4550 Cherry Creek(d)	Denver, CO	7,910	70,184	841	78,935	10,606	2004/2011	28,600
55 Hundred(d)	Arlington, VA	13,196	67,515	279	80,990	9,851	2010/2011	41,750
7166 at Belmar(d)	Lakewood, CO	3,385	52,298	1,392	57,075	7,715	2008/2011	22,825
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	1,428	39,040	7,150	2003/2010	29,000
Acappella	San Bruno, CA	8,000	46,973	352	55,325	8,994	2010/2010	30,250
Allegro (e)	Addison, TX	3,900	55,355	1,580	60,835	8,618	2013/2010	—
Allusion West University	Houston, TX	9,440	31,372	—	40,812	1,084	2014/2012	20,581
Argenta	San Francisco, CA	11,100	81,624	1,229	93,953	12,814	2008/2011	51,000
Arpeggio Victory Park	Dallas, TX	11,000	47,443	—	58,443	1,391	2014/2012	29,057
Bailey's Crossing(d)	Alexandria, VA	22,214	108,145	662	131,021	15,813	2010/2011	76,000
Blue Sol	Costa Mesa, CA	7,167	30,145	—	37,312	361	2014/2013	—
Briar Forest Lofts(d)	Houston, TX	4,623	40,155	477	45,255	5,987	2008/2011	20,571
Burnham Pointe	Chicago, IL	10,400	75,960	2,133	88,493	11,747	2008/2010	4,592
Burrough's Mill(d)	Cherry Hill, NJ	10,075	51,869	582	62,526	8,785	2004/2011	24,848
Calypso Apartments and Lofts(d)	Irvine, CA	13,902	42,730	246	56,878	6,314	2008/2011	24,000
The Cameron(d)	Silver Spring, MD	25,191	77,737	367	103,295	11,001	2010/2011	64,914
The District Universal Boulevard(d)	Orlando, FL	5,161	57,448	886	63,495	8,315	2009/2011	37,203
Eclipse(d)	Houston, TX	6,927	44,078	357	51,362	7,016	2009/2011	20,419
Everly	Wakefield, MA	6,101	39,503	—	45,604	284	2014/2012	19,552
Fitzhugh Urban Flats(d)	Dallas, TX	9,394	48,884	489	58,767	7,618	2009/2011	27,377
Forty55 Lofts(d)	Marina del Rey, CA	11,382	68,966	326	80,674	10,215	2010/2011	25,500
The Franklin Delray	Delray Beach, FL	9,065	24,229	60	33,354	1,371	2013/2012	—
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	1,855	108,864	19,190	2008/2009	51,300
Grand Reserve(d)	Dallas, TX	2,980	29,231	(783)	31,428	3,562	2009/2012	20,771
The Lofts at Park Crest	McLean, VA	—	49,737	400	50,137	10,190	2008/2010	44,331
Muse Museum District	Houston, TX	11,533	36,189	—	47,722	502	2014/2012	23,138
Pembroke Woods	Pembroke, MA	11,520	29,807	999	42,326	3,721	2006/2012	—
Point 21(f)	Denver, CO	6,453	6,897	—	13,350	21	2014/2012	20,736
Renaissance - Phase I(d)	Concord, CA	5,786	33,660	807	40,253	4,654	2008/2011	—
The Reserve at LaVista Walk	Atlanta, GA	4,530	34,159	889	39,578	6,724	2008/2010	2,054
San Sebastian(d)	Laguna Woods, CA	7,841	29,037	154	37,032	5,092	2010/2011	21,000

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2014
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
Satori(d)	Fort Lauderdale, FL	8,223	75,126	542	83,891	11,276	2010/2011	51,000
Skye 2905(d)	Denver, CO	13,831	87,491	(114)	101,208	12,348	2010/2011	56,100
Stone Gate	Marlborough, MA	8,300	54,634	1,615	64,549	8,934	2007/2011	34,751
Uptown Post Oak	Houston, TX	23,340	40,010	1,280	64,630	8,735	2008/2010	3,354
Vara	San Francisco, CA	20,200	88,500	429	109,129	5,440	2013/2013	57,000
The Venue(d)	Clark County, NV	1,520	24,249	207	25,976	3,718	2009/2011	10,500
Veritas(d)	Henderson, NV	4,950	55,607	316	60,873	7,138	2011/2012	35,618
West Village	Mansfield, MA	5,301	30,068	551	35,920	5,144	2008/2011	20,251
		$389,885	$2,010,986	$22,833	$2,423,704	$280,400		$1,074,006
____________________________________________________________________________

(a)	Each of our properties has a depreciable life of 25 to 35 years. Improvements have depreciable lives ranging from 3 to 15 years.

(b)	For multifamily communities developed by the Company, year of acquisition represents the year of our initial investment in the development.

(c)
Encumbrances include mortgages and notes payable and the $150 Million Facility which had an outstanding balance of $10.0 million as of December 31, 2014. The $150 Million Facility is collateralized by the following properties: Burnham Pointe, The Reserve at La Vista Walk and Uptown Post Oak. The $150 Million Facility balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2014. Encumbrances related to mortgage loans excludes the $4.3 million of unamortized adjustment from business combinations as of December 31, 2014.

(d)	Property is owned through a Co-Investment Venture. Initial cost is the cost recorded at time of consolidation. Year acquired is the year the property was consolidated.

(e)	During 2013, we completed development of the second phase of Allegro which added an additional 121 units. Phase I of the property was initially completed in 2010.

(f)
For our developments, we transfer costs of a property to land, buildings and improvements as units are completed and capable of generating operating revenue. As of December 31, 2014, the property was 90% complete and is expected to be completed in 2015.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Real Estate:
Balance at beginning of year	$2,170,747	$2,177,429	$2,066,099
Additions:
Additions, acquisitions and/or consolidation of joint ventures	292,802	163,401	140,069
Deductions:
Sale of real estate property	(39,845)	(170,083)	(28,739)
Balance at end of year	$2,423,704	$2,170,747	$2,177,429

Accumulated Depreciation:
Balance at beginning of year	$195,048	$123,360	$42,123
Depreciation expense	88,806	85,054	83,909
Deductions	(3,454)	(13,366)	(2,672)
Balance at end of year	$280,400	$195,048	$123,360

Monogram Residential Trust, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2014
(in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine note	14.5%	December 2015	Principal and interest at maturity	N/A	$22,712	$22,653	$—
Mezzanine note	15.0%	January 2016	Principal and interest at maturity	N/A	12,300	12,301	—
Mezzanine note	14.5%	August 2015	Principal and interest at maturity	N/A	9,750	9,750	—
Mezzanine note	15.0%	September 2016	Principal and interest at maturity	N/A	14,989	15,046	—
					$59,751	$59,750	$—

Reconciliation of the Carrying Amount of Mortgage Loans (in thousands):
Balance at January 1, 2012	$24,351
Additions during 2012:
New notes receivable, including advances under mezzanine loans	37,789
Capitalized acquisition costs, net of unearned fee income	(61)
Deductions during 2012:
Note receivable converted into equity investment	(5,926)
Collections of principal and loan payoffs	(19,760)
Amortization of acquisition costs and fee income	(353)
Balance at December 31, 2012	36,040
Additions during 2013:
New notes receivable, including advances under mezzanine loans	40,078
Capitalized acquisition costs, net of unearned fee income	(31)
Deductions during 2013:
Note receivable converted into equity investment	(4,880)
Collections of principal and loan payoffs	(18,425)
Amortization of acquisition costs and fee income	29
Balance at December 31, 2013	52,811
Additions during 2014:
New notes receivable, including advances under mezzanine loans	6,762
Capitalized acquisition costs, net of unearned fee income	133
Deductions during 2014:
Amortization of acquisition costs and fee income	44
Balance at December 31, 2014	$59,750

Item 6.  Exhibits

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 16, 2014
3.2	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on December 16, 2014
4.1	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on December 16, 2014
10.1
Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated as of December 20, 2013, incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 12, 2014 +

10.2
Letter Agreement, dated December 20, 2013, between Behringer Harvard Multifamily REIT I, Inc., Monogram Residential Master Partnership I LP and Stichting Depositary PGGM Private Real Estate Fund, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on March 12, 2014

10.3	Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 16, 2014
10.4*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Company’s Second Amended and Restated Incentive Award Plan
10.5*	Form of Restricted Stock Unit Award Agreement (Employees) under the Company’s Second Amended and Restated Incentive Award Plan
10.6*	Form of Deferral Election Form
10.7
Master Modification Agreement, dated as of July 31, 2013, by and among the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), Behringer Harvard Multifamily OP I LP, REIT TRS Holding, LLC, Behringer Harvard Multifamily REIT I Services Holdings, LLC, Behringer Harvard Multifamily Advisors I, LLC, Behringer Harvard Multifamily Management Services, LLC and Behringer Harvard Institutional GP LP, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2013 +

10.8
Fifth Amended and Restated Advisory Management Agreement, dated as of July 31, 2013, by and between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.) and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2013 +

10.9
Second Amended and Restated Property Management Agreement, dated as of July 31, 2013, between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2013

10.10
Registration Rights Agreement, dated as of July 31, 2013, among the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.) and the Shareholders from time to time party thereto, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2013

10.11
Amended and Restated License Agreement, dated July 31, 2013, by and between Behringer Harvard Holdings, LLC and the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 7, 2013

10.12
Transition Services Agreement, dated July 31, 2013, by and between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), Inc., REIT TRS Holding, LLC and Behringer Harvard Multifamily REIT I Services Holdings, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 7, 2013

10.13	Severance Agreement, effective as of December 15, 2014, with Mark T. Alfieri, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2014
10.14	Severance Agreement, effective as of December 15, 2014, with Howard Garfield, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2014
10.15	Severance Agreement, effective as of December 15, 2014, with Ross Odland, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2014
10.16	Severance Agreement, effective as of December 15, 2014, with Daniel J. Rosenberg, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 16, 2014
10.17	Severance Agreement, effective as of December 15, 2014, with Margaret Daly, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 16, 2014
10.18
Credit Agreement by and among Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed on March 31, 2010

10.19
Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed on March 31, 2010

10.20
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 31, 2010

10.21*	Credit Agreement by and among Monogram Residential OP LP (the Company’s operating partnership) and the lenders thereto dated January 14, 2015
10.22*
Contribution Agreement by and among Monogram Residential OP LP (the Company’s operating partnership), Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC dated January 14, 2015

10.23*
Unconditional Guaranty of Payment and Performance from the Company, Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC, collectively as guarantor, to Keybank National Association as lender dated January 14, 2015

10.24*	Form of Director and Officer Indemnification Agreement
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

+ Confidential treatment was requested for certain portions of this exhibit. These portions were omitted from this Annual Report and submitted separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.