Form 10-Q
period 2015-03-31
Monogram Residential Trust, Inc.
filed 2015-05-14
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 000-36750

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

As of April 30, 2015, the Registrant had 166,516,021 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended March 31, 2015

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Real estate
Land ($58,938 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	$379,485	$389,885
Buildings and improvements ($242,736 and $227,817 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	1,972,480	2,033,819
	2,351,965	2,423,704
Less accumulated depreciation ($7,407 and $4,605 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	(291,366)	(280,400)
Net operating real estate	2,060,599	2,143,304
Construction in progress, including land ($654,679 and $582,299 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	811,735	716,930
Total real estate, net	2,872,334	2,860,234

Assets associated with real estate held for sale	76,601	—
Cash and cash equivalents	70,379	116,407
Intangibles, net	20,440	21,485
Other assets, net	114,496	110,282
Total assets	$3,154,250	$3,108,408

Liabilities and equity

Liabilities
Mortgages and notes payable ($322,033 and $227,310 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	$1,232,200	$1,186,481
Credit facilities payable	35,000	10,000
Construction costs payable ($70,698 and $63,393 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	85,097	75,623
Accounts payable and other liabilities	20,893	28,053
Deferred revenues, primarily lease revenues, net	18,587	18,955
Distributions payable	12,576	12,485
Tenant security deposits	4,580	4,586
Obligations associated with real estate held for sale	741	—
Total liabilities	1,409,674	1,336,183

Commitments and contingencies

Redeemable noncontrolling interests ($27,444 related to VIEs as of March 31, 2015 and December 31, 2014, respectively)	32,043	32,012

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,517,649 and 166,467,726 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	1,493,184	1,492,799
Cumulative distributions and net income (loss)	(306,671)	(293,350)
Total equity attributable to common stockholders	1,186,530	1,199,466
Non-redeemable noncontrolling interests	526,003	540,747
Total equity	1,712,533	1,740,213
Total liabilities and equity	$3,154,250	$3,108,408

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Rental revenues	$56,643	$50,182

Expenses
Property operating expenses	15,675	13,041
Real estate taxes	8,569	7,153
Asset management fees	—	1,880
General and administrative expenses	4,776	3,360
Acquisition expenses	—	(17)
Transition expenses	—	520
Investment and development expenses	231	248
Interest expense	5,997	5,331
Depreciation and amortization	25,380	22,977
Total expenses	60,628	54,493

Interest income	2,597	2,446
Loss on early extinguishment of debt	—	(230)
Equity in income of investments in unconsolidated real estate joint ventures	186	204
Other income	25	200
Loss from continuing operations before gain on sale of real estate	(1,177)	(1,691)
Gain on sale of real estate	—	16,167

Net income (loss)	(1,177)	14,476

Net (income) loss attributable to non-redeemable noncontrolling interests	346	(7,051)
Net income (loss) available to the Company	(831)	7,425
Dividends to preferred stockholders	(2)	(2)
Net income (loss) attributable to common stockholders	$(833)	$7,423

Weighted average number of common shares outstanding - basic	166,509	168,714
Weighted average number of common shares outstanding - diluted	166,509	168,919

Basic and diluted earnings (loss) per common share	$(0.01)	$0.04

Distributions declared per common share	$0.08	$0.09

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2014	10	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income	—	—	—	—	—	7,051	7,425	14,476
Redemptions of common stock	—	—	(794)	—	(7,000)	—	—	(7,000)
Sale of a noncontrolling interest	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	19,453	—	19,453
Amortization of stock-based compensation	—	—	—	—	174	—	—	174
Distributions:
Common stock - regular	—	—	—	—	—	—	(14,561)	(14,561)
Noncontrolling interests	—	—	—	—	—	(20,714)	—	(20,714)
Stock issued pursuant to distribution reinvestment plan, net	—	—	798	—	7,602	—	—	7,602
Balance at March 31, 2014	10	$—	168,324	$17	$1,508,589	$477,003	$(237,690)	$1,747,919

Balance at January 1, 2015	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213
Net loss	—	—	—	—	—	(346)	(831)	(1,177)
Contributions by noncontrolling interests	—	—	—	—	—	8,725	—	8,725
Issuance of common and restricted shares, net	—	—	50	—	(119)	—	—	(119)
Amortization of stock-based compensation	—	—	—	—	504	—	—	504
Distributions:
Common stock - regular	—	—	—	—	—	—	(12,488)	(12,488)
Noncontrolling interests	—	—	—	—	—	(23,123)	—	(23,123)
Preferred stock	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2015	10	$—	166,518	$17	$1,493,184	$526,003	$(306,671)	$1,712,533

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,177)	$14,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	—	(16,167)
Loss on early extinguishment of debt	—	230
Equity in income of investments in unconsolidated real estate joint ventures	(186)	(204)
Distributions received from investment in unconsolidated real estate joint venture	125	—
Depreciation	23,473	21,371
Amortization of deferred financing costs and debt premium/discount	284	(126)
Amortization of intangibles	1,046	1,051
Amortization of deferred revenues, primarily lease revenues, net	(359)	(357)
Amortization of stock-based compensation	504	174
Other, net	(8)	34
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(6,681)	(7,527)
Other assets	(2,493)	(2,278)
Cash provided by operating activities	14,528	10,677

Cash flows from investing activities
Additions to real estate:
Additions to existing real estate	(1,551)	(1,232)
Construction in progress, including land	(99,418)	(77,572)
Proceeds from sale of real estate, net	—	33,134
Acquisitions of noncontrolling interests	—	(3,898)
Advances on notes receivable	—	(3,608)
Escrow deposits	(865)	3,669
Other, net	(118)	(87)
Cash used in investing activities	(101,952)	(49,594)

Cash flows from financing activities
Mortgage and notes payable proceeds	100,747	24,356
Mortgage and notes payable principal payments	(54,489)	(1,132)
Proceeds from credit facilities	25,000	—
Finance costs paid	(2,945)	(678)
Contributions from noncontrolling interests	8,725	33,681
Distributions paid on common stock - regular	(12,485)	(6,963)
Distributions paid to noncontrolling interests	(23,038)	(20,638)
Redemptions of common stock	—	(7,000)
Other, net	(119)	—
Cash provided by financing activities	41,396	21,626

Net change in cash and cash equivalents	(46,028)	(17,291)
Cash and cash equivalents at beginning of period	116,407	319,368
Cash and cash equivalents at end of period	$70,379	$302,077

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

Effective July 31, 2013, we entered into a series of agreements with Behringer beginning our transition to self-management (the “Self-Management Transition Agreements”). On August 1, 2013, we hired five executives who were previously employees of Behringer and subsequently began hiring additional employees. We closed the Self-Management Transition Agreements on June 30, 2014 effectively terminating substantially all advisory and property management services provided by Behringer. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer and began operating as a self-managed, independent company. On November 21, 2014, we listed our shares of common stock on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE.”

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

As of March 31, 2015, we have equity and debt investments in 56 multifamily communities, of which 38 are stabilized operating multifamily communities and 18 are in various stages of lease up, pre-development or construction. Of the 56 multifamily communities, we wholly own seven multifamily communities and three debt investments for a total of 10 wholly owned investments.  The remaining 46 investments are held through Co-Investment Ventures, 45 of which are consolidated and one is reported on the equity method of accounting. The one unconsolidated Co-Investment Venture holds a debt investment.

As of March 31, 2015, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as

PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner) and PGGM is the 99% limited partner.

The table below presents a summary of our Co-Investment Ventures as of both March 31, 2015 and December 31, 2014. The effective ownership ranges are based on our participation in the distributable operating cash from the multifamily investment. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
Total	46

(a)
Includes one unconsolidated investment as of March 31, 2015 and December 31, 2014. Also, as of March 31, 2015 and December 31, 2014, includes Developer Partners in 19 multifamily communities.   In May 2015, we acquired noncontrolling interests and controlling interests in seven PGGM CO-JVs. See Note 17, “Subsequent Events” for further information.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2015, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2015 and consolidated statements of operations, equity and cash flows for the periods ended March 31, 2015 and 2014 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2015 and December 31, 2014 and our consolidated results of operations and cash flows for the periods ended March 31, 2015 and 2014. Such adjustments are of a normal recurring nature.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to March 31, 2015.

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

Investment in Unconsolidated Real Estate Joint Venture

We and our Co-Investment Ventures account for investments in unconsolidated real estate joint ventures using the equity method of accounting when we exercise significant influence over, but do not control, these entities.  These investments are initially recorded at cost, including any acquisition costs, and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our economic interests in the entities.

We capitalize interest expense to investments in unconsolidated real estate joint ventures for our share of qualified expenditures during their development phase. We did not capitalize any interest expense related to investments in unconsolidated real estate joint ventures for the three months ended March 31, 2015 or 2014.

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

We did not record any impairment losses for the three months ended March 31, 2015 or 2014.

Assets Held for Sale and Discontinued Operations

Prior to January 1, 2014, when we had no involvement after the sale of a multifamily community, the multifamily community sold was reported as a discontinued operation.  Effective as of January 1, 2014, we elected to early adopt the revised guidance regarding discontinued operations as further discussed in Note 3, “New Accounting Pronouncements.” For sales of real estate or assets classified as held for sale after January 1, 2014, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift. If the disposition represents a strategic shift, it will be classified as discontinued operations in our consolidated statements of operations for all periods presented. If the disposition does not represent a strategic shift, it will be presented in continuing operations in our consolidated statements of operations.

We classify multifamily communities as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that multifamily community. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of March 31, 2015 and December 31, 2014, cash and cash equivalents include $25.4 million and $42.0 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements limit the ability to distribute those funds to us or use them for our general corporate purposes.  Cash held by individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the individual Co-Investment Ventures are then available for our general corporate purposes.

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

Other Assets

Other assets primarily include deferred financing costs, notes receivable, equity method investments, accounts receivable, restricted cash, prepaid assets and deposits.  Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics.  As of and for the three months ended March 31, 2015 and 2014, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Transition Expenses

Transition expenses include expenses directly and specifically related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors, comprised of all of the Company’s independent directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities), expenses related to our listing on the NYSE and payments to our former external advisor in connection with the transition to self-management discussed further in Note 12, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the three months ended March 31, 2015 or 2014.

We have evaluated the current and deferred income tax related to state taxes, with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of March 31, 2015 or December 31, 2014.

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

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of March 31, 2015 and December 31, 2014, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Share-based Compensation

We have a stock-based incentive award plan for our employees and directors, which includes restricted stock units and restricted stock awards. Compensation expense associated with the stock-based plan is recognized in general and administrative expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date, net of estimated forfeitures, and recognize the amortization of compensation expense over the requisite service period.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2014, the dilutive impact was less than $0.01 and during 2015 any common stock equivalents were anti-dilutive.

For all periods presented, the preferred stock was excluded from the calculation of earnings per share because the effect would not be dilutive. However, based on changing market conditions, the outstanding preferred stock could be dilutive in future periods.

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

3.                                      New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source. The revised guidance allows for the use of either the full or modified retrospective transition method and is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Early adoption is not permitted.  We have not yet selected a transition method and are currently evaluating the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2015 and December 31, 2014, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2015			December 31, 2014
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$1,972.5	$40.7	$25.6	$2,033.8	$40.7	$25.6
Less: accumulated depreciation and amortization	(291.4)	(38.4)	(7.5)	(280.4)	(38.3)	(6.5)
Net	$1,681.1	$2.3	$18.1	$1,753.4	$2.4	$19.1

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $23.4 million and $21.4 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of both March 31, 2015 and December 31, 2014 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of a 1% general partner interest in 2013, $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended March 31, 2015 and 2014 was approximately $1.0 million and $1.1 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
April through December 2015	$1.8
2016	1.4
2017	1.4
2018	0.5
2019	0.5

Developments

For the three months ended March 31, 2015 and 2014, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended March 31,
	2015	2014
Interest	$4.8	$4.1
Real estate taxes	1.5	1.5
Overhead	0.2	0.2

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the three months ended March 31, 2014 (in millions). There were no sales of real estate for the three months ended March 31, 2015.

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
February 2014	Tupelo Alley	$52.9	$33.1	$16.2

The following table presents net income related to the Tupelo Alley multifamily community for the three months ended March 31, 2014 and includes the gain on sale of real estate (in millions):

For the Three Months Ended March 31, 2014
Net income (loss) from multifamily community sold in 2014	$15.8
Less: net income attributable to noncontrolling interest	(7.2)
Net income (loss) attributable to common stockholders	$8.6

Real Estate Held for Sale

As of March 31, 2015, we had a 298-unit multifamily community, Burnham Pointe, located in Chicago, IL, which was classified as real estate held for sale. A purchase and sale agreement was signed in February 2015 for a gross sales price of $126.0 million. The agreement is subject to various closing conditions. We had no real estate held for sale as of December 31, 2014. The major classes of assets and obligations associated with real estate held for sale are as follows (in millions):

March 31, 2015
Land	$10.4
Buildings and improvements, net of approximately $12.4 million in accumulated depreciation	65.7
Other assets, net	0.5
Assets associated with real estate held for sale	$76.6

Accounts payable and other liabilities	$0.7
Obligations associated with real estate held for sale	$0.7

5.                                      Variable Interest Entities

As of March 31, 2015 and December 31, 2014, we have concluded that we are the primary beneficiary of 15 VIEs.  All of these VIEs are the property entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At the inception of each Property Entity, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner and/or managing member (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events from 2012 through the present, all of which were related to new financings or capital restructuring, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

The significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Twelve VIEs, all of which are actively developing or operating multifamily communities, have closed aggregate construction financing commitments of $587.9 million as of March 31, 2015, which we expect to be substantially drawn on during the construction of the developments. As of March 31, 2015, $322.0 million has been drawn under these construction loans. For ten of these construction loans, we have provided partial payment guarantees ranging from 10% to 25% of the total construction loan. The total commitment of these ten construction loans is $534.7 million, of which $272.2 million is outstanding as of March 31, 2015. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each multifamily community. See Note 8, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $971.7 million and $906.9 million as of March 31, 2015 and December 31, 2014, respectively, $654.7 million and $582.3 million of which is reflected in construction in progress, respectively. The total net operating real estate of the VIEs is $294.3 million and $282.1 million as of March 31, 2015 and December 31, 2014, respectively.

6.                                      Other Assets

The components of other assets are as follows (in millions):

	March 31, 2015	December 31, 2014
Notes receivable, net (a)	$59.8	$59.8
Escrows and restricted cash	7.9	8.0
Deferred financing costs, net	18.8	17.4
Resident, tenant and other receivables	16.2	14.0
Prepaid assets, deposits and other assets	6.7	6.1
Investment in unconsolidated real estate joint venture	5.1	5.0
Total other assets	$114.5	$110.3

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of March 31, 2015, the weighted average interest rate is 14.7% and the remaining years to scheduled maturity is 0.8 years. Notes receivable are all generally pre-payable at the option of the borrowers.

7.                                      Leasing Activity

In addition to multifamily residential units, certain of our consolidated multifamily communities have retail areas representing approximately 1% of total rentable area of our consolidated multifamily communities. Future minimum base rental receipts due to us under these non-cancelable retail leases with initial terms greater than one year in effect as of March 31, 2015 are as follows (in millions):

Future Minimum
Year	Lease Receipts
April through December 2015	$2.9
2016	3.8
2017	3.8
2018	3.6
2019	3.6
Thereafter	26.4
Total	$44.1

8.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of March 31, 2015 and December 31, 2014 (dollar amounts in millions and monthly LIBOR at March 31, 2015 is 0.18%):

			As of March 31, 2015
	March 31,	December 31,	Wtd. Average
	2015	2014	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgages payable	$87.2	$87.2	3.95%	2018 to 2020
Variable rate construction loans payable (b)	50.0	33.0	Monthly LIBOR + 2.12%	2017 to 2018
Total Company level	137.2	120.2
Co-Investment Venture level - consolidated (c)
Fixed rate mortgages payable	773.3	827.7	3.70%	2015 to 2020
Variable rate mortgage payable	11.9	12.0	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)	63.1	57.0	4.14%	2016 to 2018
Variable rate construction loans payable (e)	242.9	165.3	Monthly LIBOR + 2.10%	2016 to 2018
	1,091.2	1,062.0
Plus: unamortized adjustments from business combinations	3.8	4.3
Total Co-Investment Venture level - consolidated	1,095.0	1,066.3
Total consolidated mortgages and notes payable	$1,232.2	$1,186.5

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes the applicable portion of Co-Investment debt where the Company has provided full or partial guarantees for the repayment of the debt.

(b)
Includes the amount of the Co-Investment Venture level construction loans payable that is guaranteed by the Company. As of March 31, 2015, the Company has partially guaranteed ten loans with total commitments of $534.7 million. These loans include one to two year extension options. Our percentage guarantee on each of these loans ranges from 10% to 25% and the amount of our current guarantee and the maximum guarantee based on the commitment as of March 31, 2015 is $50.0 million and $103.9 million, respectively. The non-recourse portion of the loans outstanding as of March 31, 2015 is reported in the Co-Investment Venture level construction loans payable.

(c)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(d)	Includes two loans with total commitments of $84.8 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023.

(e)
Includes eleven loans with total commitments of $556.6 million. These loans include one to two year extension options. The amount guaranteed by the Company is reported as Company level debt as discussed in footnote (b) above.

As of March 31, 2015, $2.5 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of March 31, 2015.

As of March 31, 2015, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
April through December 2015	$0.2	$29.1	$29.3
2016	0.6	185.5	186.1
2017	14.6	266.8	281.4
2018	66.8	316.4	383.2
2019	1.1	219.4	220.5
Thereafter	53.9	74.0	127.9
Total	$137.2	$1,091.2	1,228.4
Add: unamortized adjustments from business combinations			3.8
Total mortgages and notes payable			$1,232.2

9.                               Credit Facilities Payable

We have two credit facilities as of March 31, 2015: a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the “$200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of March 31, 2015 and December 31, 2014 (dollar amounts in millions, and monthly LIBOR at March 31, 2015 is 0.18%):

	Balance Outstanding
	March 31, 2015	December 31, 2014	Interest Rate as of March 31, 2015	Maturity Date
$150 Million Facility	$35.0	$10.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total	$35.0	$10.0

The $150 Million Facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the $150 Million Facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of March 31, 2015, the applicable margin was 2.08% and the base rate was 0.18% based on one-month LIBOR, which adjusts based on debt service coverage, as defined.  The $150 Million Facility also provides for fees based on unutilized amounts and minimum usage.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of March 31, 2015, $164.0 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of March 31, 2015, we may make total draws of $150 million under the $150 Million Facility based upon the value of the collateral pool. If the multifamily community classified as held for sale as of March 31, 2015, is sold, our availability to draw would be reduced to approximately $87 million, until such time as the collateral pool is restored. We currently intend to restore the collateral pool to the pre-sale availability.

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of March 31, 2015.

In January 2015, we entered into the $200 Million Facility. The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of March 31, 2015 would be LIBOR + 2.50%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

Draws under the $200 Million Facility are primarily supported by equity pledges of our wholly owned subsidiaries and are secured by a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities and any properties later added by us, in addition to a first priority perfected assignment of a portion of certain of our notes receivable.

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain a consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts. For the three months ended March 31, 2015, our declared distributions were 83% of such defined funds from operations during such period. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	March 31, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$377.8	26% to 45%	$390.5	26% to 45%
MW Co-Investment Partner	142.6	45%	144.9	45%
Developer Partners	3.5	0%	3.4	0%
Subsidiary preferred units	2.1	(b)	1.9	(b)
Total non-redeemable NCI	$526.0		$540.7

(a)        Effective noncontrolling percentage is based upon the noncontrolling interest’s participation in distributable operating cash. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements.

(b)	The effective NCI for the preferred units is not meaningful and the preferred units have no voting rights.

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual fixed distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit (the face value), plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which generally declines in value $25 per unit each year until there is no redemption premium remaining.  The subsidiary preferred units are not redeemable by the unit holders and as of March 31, 2015, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the three months ended March 31, 2015 and 2014, we paid the following distributions to noncontrolling interests (in millions):

	For the Three Months Ended March 31,
	2015	2014
Distributions paid to noncontrolling interests:
Operating activities	$6.0	$5.7
Investing and financing activities	17.0	14.9
Total	$23.0	$20.6

On February 28, 2014, we sold approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

In May 2015, we acquired noncontrolling interests and controlling interests in seven PGGM CO-JVs. See Note 17, “Subsequent Events” for further information.

Redeemable Noncontrolling Interests

As of March 31, 2015 and December 31, 2014, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	March 31, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$32.0	0% to 10%	$32.0	0% to 10%

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the election by the holders of a majority of the then outstanding shares of Series A Preferred Stock. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share value of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The conversion option terminates December 31, 2016.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized for issuance under the Incentive Award Plan as of March 31, 2015.

Restricted Stock Units

As of March 31, 2015, we had 638,800 restricted stock units outstanding, held by our directors and certain executive employees. These restricted stock units generally vest over a three year period. The following is a summary of the number of restricted stock units issued, exercised and outstanding as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Outstanding at the beginning of the period	254,691	6,000
Issued (a)	424,799	239,220
Exercised	(40,690)	—
Outstanding at the end of the period	638,800	245,220

(a)	Units issued in 2015 had a grant price of $9.42 per unit. Units issued in 2014 had a grant price of $10.03 per unit. As of March 31, 2015, 82,897 units are vested.

Restricted Stock

As of March 31, 2015, we had 22,521 shares of restricted stock outstanding, held by employees. Restrictions on these shares lapse in equal increments over the three-year period following the grant date. Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates. The following is a summary of the restricted stock issued, forfeited and outstanding as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Outstanding at the beginning of the year	—	—
Issued (a)	25,777	—
Forfeited	(3,256)	—
Outstanding at the end of the period	22,521	—

(a)	Shares issued in 2015 had a grant price of $9.21 per share.

For the three months ended March 31, 2015 and 2014, we had approximately $0.5 million and $0.2 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

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

From April 1, 2012 through September 30, 2014, our distributions were in a daily amount of $0.000958904 ($0.35 annualized) per share of common stock. Beginning with the fourth quarter of 2014, the board of directors began to authorize regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2014. The distribution was paid on January 5, 2015 to stockholders of record at the close of business on December 29, 2014. Our board of directors also authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2015. The distribution was paid on April 8, 2015 to stockholders of record at the close of business on March 31, 2015.

Share Redemption Program

On August 12, 2014, in anticipation of the Company’s listing on a national securities exchange, our board of directors also elected to suspend our share redemption program (“SRP”), effective August 14, 2014, and on November 4, 2014, our board of directors approved the termination of the SRP. For the three months ended March 31, 2014, we redeemed approximately 794,188 common shares at an average price of $8.81 per share for $7.0 million.

12.                               Transition Expenses

On July 31, 2013 (the “Initial Closing”), we entered into a series of agreements and amendments to our then-existing agreements and arrangements with Behringer, setting forth various terms of and conditions to the modification of the business relationships between us and Behringer. We collectively refer to these agreements as the “Self-Management Transition Agreements.” From the Initial Closing through June 30, 2014, we hired executives and staff who were previously employees of Behringer and began hiring other employees, completing our transition to a self-managed company.

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to, acquisition fees paid pursuant to the amended and restated advisory management agreement. For the three months ended March 31, 2015 and 2014, $0.1 million and $2.5 million, respectively, of acquisition fees were credited to us.

During the period from the Initial Closing through September 30, 2014, Behringer provided general transition services in support of our transition to self-management for a total cost of $7.2 million. For the three months ended March 31, 2014, $0.1 million was expensed.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily staffing, name change, notices, insurance, information technology and facilities).

The table below represents the components of our transition expenses for the three months ended March 31, 2014 (in millions). We did not incur any transition expenses for the three months ended March 31, 2015.

For the Three Months Ended March 31, 2014
Special Committee and Company legal and financial advisors	$0.2
General transition services:
Behringer	0.2
Other service providers	0.1
Total transition expenses	$0.5

13.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2015, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2015 and December 31, 2014, we have approximately $18.0 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of March 31, 2015, we have entered into construction and development contracts with $309.5 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
April 2015 through December 2015	$0.5
2016	0.6
2017	0.8
2018	0.8
2019	0.8
Thereafter	4.0
Total	$7.5

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

In connection with our measurements of fair value related to financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the discount and interest rates used to determine present values. These estimates are from the perspective of market participants. A change in these estimates and assumptions could be material to our results of operations and financial condition.

For the three months ended March 31, 2015 and 2014, we had no fair value adjustments on a recurring or nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of March 31, 2015 and December 31, 2014 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of March 31, 2015 and December 31, 2014 are as follows (in millions):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,232.2	$1,246.4	$1,186.5	$1,199.6

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

Effective July 31, 2013, we entered into the Self-Management Transition Agreements as discussed in Note 12, “Transition Expenses.” From the Initial Closing through June 30, 2014, we hired executives and staff who were previously employees of Behringer and began hiring other employees, completing our transition to a self-managed company. Behringer provides capital market services to the Company for a fee ranging from 0.9% to 1.0%. Such capital market services expire on June 30, 2015.

The services provided by Behringer included acquisition and advisory, property management, capital market, and asset management services. The table below shows the fees and expense reimbursements to Behringer in exchange for such services for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended March 31,
	2015	2014
Acquisition and advisory fees	$—	$1.8
Property management fees	—	5.5
Debt financing fees	0.2	0.2
Asset management fees	—	1.9
Administrative expense reimbursements	—	0.4

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is summarized below (in millions):

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $4.8 million and $4.1 million in 2015 and 2014, respectively	$7.8	$6.8
Non-cash investing and financing activities:
Transfer of real estate from construction in progress to operating real estate	14.8	39.4
Transfer of assets to assets associated with real estate held for sale	76.6	—
Stock issued pursuant to our DRIP	—	7.6
Distributions payable - regular	12.5	5.0
Construction costs and other related payables	64.0	50.8

17.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Acquisition of Noncontrolling Interests and Controlling Interest

On May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which relate to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which relates to a debt investment in a multifamily community. The net purchase price was $119.5 million, exclusive of closing costs, and is subject to final determination of certain working capital amounts. The consideration for the acquisitions was paid in cash, with $9.5 million funded from existing cash balances and the remaining $110.0 million from draws under our credit facilities. In connection with the acquisitions, we also received a disposition fee of $1.0 million from PGGM and a promoted interest payment of $3.5 million from PGGM.

The following table summarizes the acquisitions of each of the multifamily community interests in the PGGM CO-JVs:

		Our Ownership Interest (a)
Community and Location	Total Units	Pre- Acquisition	Acquired Interest	Post- Acquisition
Equity investments:
The District Universal Boulevard, Orlando, FL	425	55.5%	44.5%	100%
Veritas, Henderson, NV (b)	430	51.9%	41.6%	93.5%
The Cameron, Silver Spring, MD	325	55.5%	44.5%	100%
Skye 2905, Denver, CO	400	55.5%	44.5%	100%
Grand Reserve, Dallas, TX	149	74.4%	25.6%	100%
Stone Gate, Marlborough, MA	332	55.5%	44.5%	100%
	2,061
Debt investment:
Jefferson Creekside, Allen, TX	444	55.5%	44.5%	100%

(a)
Our ownership interest is based on our share of contributed capital. This ownership interest may differ over time from percentages for distributions, contributions or financing requirements for each respective CO-JV. The post-acquisition effective ownership interests based on our participation in distributable cash from the CO-JVs are the same as those presented based on contributed capital, except for Veritas where our post-acquisition effective ownership based on our current participation in distributable cash is 100%. Each of the equity investments was previously accounted for on the consolidated method of accounting with the same accounting method post-acquisition. The debt investment was previously accounted for on the equity method of accounting and post-acquisition will be accounted for on the consolidated method of accounting.

(b)	The remaining 6.5% is owned by a Developer Partner.

Because the equity investments were previously accounted for on the consolidated method of accounting, the acquisition of the investment interests will not change the carrying value for the related assets or liabilities or reported consolidated operations for revenues and expenses included in reported net income. The acquisition of the equity investments will reduce noncontrolling interests for the related amounts of the CO-JVs with the difference between the noncontrolling interest amounts and the purchase price recorded to additional paid in capital. Net income attributable to common stockholders is expected to increase for our share of the acquired investments net income in future periods. Similarly, the collection of the disposition fee revenue and promoted interest payment will be eliminated in reporting consolidated net income but will be recorded as an increase to net income attributable to common stockholders. The acquisition of the debt investment will result in a change from equity method accounting to the consolidated method of accounting and accordingly, the underlying assets and liabilities will be recorded at fair value, which substantially approximates the net carrying value of the equity investment.

Distribution for the Second Quarter of 2015

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2015. The quarterly distribution is payable July 7, 2015 to stockholders of record at the close of business on June 30, 2015.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of the business and results of operations of Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

Capitalized terms have the meanings provided elsewhere in this Quarterly Report on Form 10-Q.

Overview

General

 The Company was organized in Maryland on August 4, 2006. We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating properties and properties in various phases of development, with a focus on communities in select markets across the United States. As of March 31, 2015, our portfolio includes investments in 56 multifamily communities in 12 states comprising 16,126 apartment homes. These include luxury mid-rise, high-rise, and garden style multifamily communities.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.

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

We target locations in primary markets and coastal regions with high job and rent growth urban markets, including transit oriented locations and vibrant areas offering cultural and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of March 31, 2015, our primary markets include Colorado, Northern California, Southern California, South Florida, New England, Mid-Atlantic, and Texas, representing 85% of the portfolio as measured by net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and will reposition and redeploy capital to improve long-term returns.

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

 We focus on acquiring multifamily communities that we believe will produce increasing rental revenue and appreciate in value over our holding period. Our targeted acquisitions include existing core properties, as well as properties in various phases of development and lease up with the intent to transition those properties to core properties. Acquisitions provide us with immediate entries into markets, allowing more rapid earnings growth and re-balancing of our portfolio of assets than development investments. We may make investments in individual multifamily communities and portfolios and in the future, we may pursue a merger with another real estate company. As discussed below, we may also acquire interests through Co-Investment Ventures.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of March 31, 2015, of the 13 developments in our pipeline, all are entitled and only two are currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged five months for our development pipeline since 2011.

As discussed further below under “Co-Investment Ventures”, we enter into strategic Co-Investment Ventures with institutional investors which we believe offers efficient, cost effective capital for growth. This capital does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. However, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. We also seek joint venture structures with relatively straightforward distributable cash flow provisions and where we are the managing general partner subject to certain approval rights with respect to certain major decisions retained by the noncontrolling partners.

Co-Investment Ventures

We are the general partner and/or managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs” and those with the MW Co-Investment Partner as “MW CO-JVs.”

Our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, we expect to continue to enter into additional CO-JVs with PGGM. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect our MW CO-JVs to decline over time as properties are sold or we buy out our partner’s ownership interest in the multifamily communities.

Our other Co-Investment Ventures include strategic joint ventures with national or regional real estate developers/owners (“Developer Partners”). When we utilize third-party developers, we expect to be the controlling owner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition. When applicable, we refer to individual investments by referencing the individual co-investment partner or the underlying multifamily community. When applicable, we refer to individual investments by referencing those with Developer Partners as “Developer Co-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the “PGGM Co-Investment Partner”) and PGGM is the 99% limited partner.

The table below presents a summary of our Co-Investment Ventures as of both March 31, 2015 and December 31, 2014.  The effective ownership ranges are based on our participation in distributable operating cash from the multifamily investment. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	30	50% to 74%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
	46

(a)	Includes one unconsolidated investment as of March 31, 2015 and December 31, 2014. Also, as of March 31, 2015 and December 31, 2014, includes Developer Partners in 19 multifamily communities.

Property Portfolio

We invest in a geographically diversified multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets:

•	Florida — Includes communities in the following markets: North Florida (Orlando markets) and South Florida (Miami and Fort Lauderdale markets).

•	Georgia — Includes communities in the Atlanta market.

•	Mid-Atlantic — Includes communities in the following markets: Washington, DC and Philadelphia.

•	Illinois — Includes a community in the Chicago market.

•	Nevada — Includes communities in the Las Vegas market.

•	Colorado — Includes communities in the Denver market.

•	New England — Includes communities in the following markets: Boston and Philadelphia - Camden.

•	Northern California — Includes communities in the San Francisco market.

•	Southern California — Includes communities in the following markets: greater Los Angeles and San Diego.

•	Texas — Includes communities in the following markets: Austin, Dallas, and Houston.

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, and the physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado	3	996	3	996
Florida	3	884	3	884
Georgia	1	283	1	283
Mid-Atlantic	5	1,412	5	1,412
Illinois	1	298	1	298
Nevada	2	598	2	598
New England	3	772	3	772
Northern California	5	953	5	953
Southern California	5	1,002	4	889
Texas	10	3,245	7	2,299
Totals	38	10,443	34	9,384

	Physical Occupancy Rates (a)		Monthly Rental Revenue per Unit (b)
	March 31,	December 31,	March 31,	December 31,
Geographic Region	2015	2014	2015	2014
Colorado	95%	95%	$1,762	$1,736
Florida	97%	93%	1,635	1,623
Georgia	96%	98%	1,422	1,409
Mid-Atlantic	93%	90%	1,996	2,016
Illinois	94%	93%	2,482	2,473
Nevada	95%	93%	1,023	1,016
New England	98%	94%	1,603	1,593
Northern California	96%	97%	2,802	2,765
Southern California	95%	94%	2,214	2,156
Texas	93%	94%	1,569	1,556
Totals	94%	94%	$1,818	$1,824

(a)       Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of March 31, 2015 or December 31, 2014 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2015, the total gross leasable area of retail space for all of these communities is approximately 158,000 square feet, which is approximately 1% of total rentable area.  As of March 31, 2015, approximately 81% of the 158,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)       Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2015 or December 31, 2014 for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied units and the current market rent for vacant units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges.The monthly rental revenue per unit also does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region as of March 31, 2015 and December 31, 2014:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
New England	1	1	186	186	40%	23%
Southern California	—	1	—	113	—%	54%
Texas	—	3	—	946	—%	69%
Totals	1	5	186	1,245	40%	60%

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development pipeline and that are under construction or held for future development as of both March 31, 2015 and December 31, 2014, and the physical occupancy rates for such geographic regions as of March 31, 2015 and December 31, 2014.

			Physical Occupancy Rates
Geographic Region	Number of Communities	Number of Units	March 31, 2015	December 31, 2014
Development in lease up:
Colorado	1	212	25%	6%

Pre-development and under development and construction:
Florida	2	564	N/A	N/A
Georgia	1	329	N/A	N/A
Mid-Atlantic	2	827	N/A	N/A
New England	1	392	N/A	N/A
Northern California	1	121	N/A	N/A
Southern California	2	954	N/A	N/A
Texas	2	585	N/A	N/A
Total	11	3,772	N/A	N/A

Land held for future development:
Northern California	1	N/A	N/A	N/A

Total development pipeline	13	3,984

See further information regarding our development pipeline below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both March 31, 2015 and December 31, 2014:

	Number of	Number of
Geographic Region	Communities	Units
Debt investments:
Colorado (a)	1	388
Florida	1	321
Texas (b)	2	804
Total debt investments	4	1,513

(a)	The multifamily community underlying the loan investment has been completed and is currently in lease up.

(b)	Includes both an unconsolidated loan investment and a consolidated loan investment in completed multifamily communities both of which are currently in lease up.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the three months ended March 31, 2015 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity, capital resources and risk factors reflected elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

As of March 31, 2015 our operating portfolio of 40 communities (including one development in lease up) consisted of 31 same store communities, seven stabilized communities that were not yet categorized as same store, and two communities in various stages of lease up (including one development in lease up). During the three months ended March 31, 2015, four development communities transitioned from lease up to stabilized. Also during the three months ended March 31, 2015, one community qualified for same store classification, increasing our same store communities by one, to a total of 31 same store communities.

During the three months ended March 31, 2015, our development operations accounted for a significant portion of our rental revenue growth from the comparable period in 2014, representing 81% of our total rental revenue growth with same store communities accounting for the remainder of our rental revenue growth.

We expect that our development pipeline, as construction is completed and each community leases up, will continue to account for a significant portion of revenue and operational growth. Based on our current development schedule (including developments under construction and in pre-development but exclusive of one investment of land held for future development), we expect to add the following communities and units per year to our operating portfolio:

	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
April 2015 through December 2015	8	2,750	25%
2016	2	512	5%
2017	1	510	5%
Total	11	3,772	35%

(a)	As of March 31, 2015, we had 10,841 operating units which includes two communities in lease up.

Development Activity

As of March 31, 2015 we have 13 multifamily communities under construction or held for future development in our development pipeline. As of March 31, 2015, one of these developments currently leasing is 94% complete and 25% occupied. Of the remaining 12 developments, 10 are in vertical construction, one is entitled and in pre-development, and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development pipeline is approximately 62% complete. As of March 31, 2015, 42% of our development costs in our development pipeline have committed construction financing. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities. Because we have already invested a large portion of the equity requirements for our development pipeline, the amount drawn under our construction loans and therefore our overall leverage will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and refinancing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $6.3 million for the three months ended March 31, 2015, compared to $5.6 million in the comparable period in 2014. Capitalization of these items ceases when the development is completed, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. For the developments we expect to become operational during the remainder of 2015, where capitalization is expected to cease, the amount of capitalized interest and real estate taxes for the three months ended March 31, 2015 was $5.1 million.

Transition to Self-Managed Listed Company

We closed on our transition to a self-managed company on June 30, 2014, terminating the advisory and property management services previously provided by our former external advisor, Behringer Harvard Multifamily Advisors I, LLC and its affiliates (collectively “Behringer”) except for capital market services that expire on June 30, 2015. Effective July 1, 2014, we hired the remaining professionals and staff providing advisory and property management services to us that were previously employees of Behringer. Accordingly, as of July 1, 2014, we operate as a self-managed independent company, and as a result, we have higher direct costs of administration, primarily related to compensation, office and transition costs, but these costs are countered by reductions in management fees and expenses that we no longer have to pay as a result of becoming a self-managed company. For additional information regarding our transition to a self-managed company, see Note 12, “Transition Expenses” in Part I, Item I, “Financial Statements” of this Quarterly Report on Form 10-Q. Additionally, on November 21, 2014, we listed our shares on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE.”

The table below summarizes the major operating effects of the transition on our expenses for the three months ended March 31, 2015 compared to the same period in 2014, where positive amounts are revenues or expense savings and bracketed amounts are increases to expenses (amounts in millions):

Revenues or Expense Savings/ (Expense Increases)
Termination of asset management expenses	$1.9
Increase in general and administrative expenses (a)	(1.5)
Decrease in corporate property management expenses	0.2
Reduced transition expenses	0.5
Increase in net income attributable to non-redeemable noncontrolling interests (b)	1.2
Total revenues or expense savings, net	$2.3

(a)    Primarily relates to compensation for new hires, office expenses and expenses as a listed company.

(b)    Primarily relates to our operating benefit of collecting property management and asset fee revenues.

Gain on Sale of Real Estate

We did not have any sales of real estate for the three months ended March 31, 2015. The multifamily community associated with real estate held for sale is scheduled for sale in the second quarter of 2015. The sale is subject to closing conditions which could affect the timing of the sale.

We expect that many of these items will also affect our trends in future periods. In the following section, where we compare one period to another or comment on potential trends, we may refer to these items to explain the fluctuations.

Results of Operations

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

The tables below reflect the number of communities and units as of March 31, 2015 and 2014 and rental revenues, property operating expenses and NOI for the three months ended March 31, 2015 and 2014 for our Same Store operating portfolio as well as other properties in continuing operations (in millions, except units and communities):

	For the Three Months Ended March 31,
	2015	2014	Change
Rental revenue
Same Store	$48.4	$47.1	$1.3
Developments (a)	6.1	0.9	5.2
Acquisition	2.1	1.9	0.2
Multifamily community sold	—	0.3	(0.3)
Total rental revenue	56.6	50.2	6.4

Property operating expenses, including real estate taxes
Same Store	17.8	16.7	1.1
Developments (a)	4.0	0.8	3.2
Acquisition	0.6	0.6	—
Multifamily community sold	—	0.2	(0.2)
Total property operating expenses, including real estate taxes	22.4	18.3	4.1

NOI
Same Store	30.6	30.4	0.2
Developments (a)	2.1	0.1	2.0
Acquisition	1.5	1.3	0.2
Multifamily community sold	—	0.1	(0.1)
Total NOI	$34.2	$31.9	$2.3

	March 31,
	2015	2014	Change
Number of Communities
Same Store	31	31	—
Developments (a)	8	3	5
Acquisition	1	1	—
Total Number of Communities	40	35	5

Number of Units
Same Store	8,771	8,771	—
Developments (a)	1,868	788	1,080
Acquisition	202	202	—
Total Number of Units	10,841	9,761	1,080

(a)	Only includes operating communities not yet categorized as same store and development communities in lease up with operating revenue.

See reconciliation of NOI to net income (loss) below at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

The three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Rental Revenues.  Rental revenues for the three months ended March 31, 2015 were $56.6 million compared to $50.2 million for the three months ended March 31, 2014.  Same Store revenues, which accounted for approximately 86% of total rental revenues for 2015 increased approximately 3% or $1.3 million.  The majority of this increase in Same Store revenues is related to a 2.7% increase in the monthly rental revenue per unit from $1,749 as of March 31, 2014 to $1,797 as of March 31, 2015 and an increase of 0.2% in occupancy, on a weighted average basis, from March 31, 2014 to March 31, 2015. Same Store revenues for the Washington DC market decreased approximately $0.5 million principally as a result of a loss in corporate renters and a decrease in monthly rental revenue per unit of approximately 3% from March 31, 2014 to March 31, 2015. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $6.1 million for the three months ended March 31, 2015, an increase of $5.2 million from the comparable period in 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended March 31, 2015 and 2014 were $22.4 million and $18.3 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes accounted for approximately 79% of total property operating expenses and real estate taxes for 2015. The increase of $1.1 million primarily related to the increase in Same Store onsite management expenses and maintenance costs, a portion of which related to extraordinary snow removal and related winter costs in 2015.  Developments accounted for $3.2 million of the increase in total property operating and real estate tax expenses. Corporate and other property management expenses of $1.8 million for the three months ended March 31, 2015 decreased $0.1 million compared to the comparable period in 2014, due primarily to the termination of property management services from Behringer, net of our internal corporate property management expenses effective July 1, 2014.

Asset Management Fees. Asset management fees for the three months ended March 31, 2015 decreased by $1.9 million compared to the same period of 2014. Effective with our transition to self-management on June 30, 2014, we are no longer incurring asset management fees.

General and Administrative Expenses.  General and administrative expenses increased by $1.4 million for the three months ended March 31, 2015 compared to the same period of 2014. Approximately $1.2 million of the increase in general and administrative expenses related to compensation, office expenses and related expenses for the three months ended March 31, 2015 compared to the comparable period of 2014.

 Transition Expenses. During the three months ended March 31, 2014, we incurred $0.5 million of transition expenses related to our transition to a self-managed company. These expenses related to amounts paid and/or due to Behringer in connection with the self-management transaction of approximately $0.2 million and other expenses of $0.3 million, primarily legal, insurance costs, financial advisors, consultants and costs of the Special Committee of the board of directors. We did not incur any transition expenses for the three months ended March 31, 2015.

Interest Expense. For the three months ended March 31, 2015 and 2014, we incurred total interest charges, net of other finance fees, of $10.6 million and $9.5 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans, of $224.7 million from March 31, 2014 to March 31, 2015. This increase was offset by amounts capitalized, all of which related to our development communities. For the three months ended March 31, 2015 and 2014, we capitalized interest expense of $4.8 million and $4.1 million, respectively, and accordingly, recognized net interest expense for the three months ended March 31, 2015 and 2014 of approximately $6.0 million and $5.3 million, respectively. The increase in capitalized interest was a result of a net increase in development activity. During the three months ended March 31, 2015, our capitalized interest increased as we spent $99.4 million for developments and transferred $14.8 million from construction in progress to operating real estate.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was approximately $25.4 million and $23.0 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to multifamily development communities completed in 2014 and 2015 and transferred to operating real estate of $39.4 million and $14.8 million, respectively.

Gain on Sale of Real Estate. Gain on sale of real estate for the three months ended March 31, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”) in Portland, Oregon. As discussed in Note 4, “Real Estate Investments” in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the disposition of Tupelo Alley was not considered a discontinued operation. We had no sales of real estate for the three months ended March 31, 2015.

We review our investments for impairments in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For the three months ended March 31, 2015 and 2014, we have not recorded any impairment losses. However, this conclusion could change in future periods based on changes in market conditions, primarily market rents, occupancy, the availability and terms of capital, investor demand for multifamily investments and U.S. economic trends.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2014 to March 31, 2015.

Total real estate, net increased approximately $12.1 million for the three months ended March 31, 2015. This increase was principally as a result of $109.7 million of expenditures related to our development portfolio during the three months ended March 31, 2015. This increase was partially offset by the transfer of a multifamily community carried at a net book value of $76.1 million as of March 31, 2015 to assets held for sale on the consolidated balance sheet and depreciation expense of $23.4 million for the three months ended March 31, 2015. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $46.0 million principally as a result of the cash portion of expenditures related to the development program of $99.4 million and the full repayment of $52.6 million of mortgage loans during the three months ended March 31, 2015. We also received proceeds of $100.7 million from draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments and our transition to a self-managed listed company.  We anticipate investing a significant portion of our available cash in multifamily investments and have significant investments in multifamily developments in various stages of completion.  Due to the longer periods required to deploy funds during a development and the timing of possible construction financing, we expect that our investment period to fund the existing development pipeline will occur through 2017. However, as the existing pipeline is completed, we expect the pace of new development to moderate. Accordingly, our sources and uses of funds may not be comparable in future periods.

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Cash flows provided by operating activities for the three months ended March 31, 2015 were $14.5 million as compared to cash flows provided by operating activities of $10.7 million for the same period in 2014.  For the three months ended March 31, 2014, transition payments related to our transition to a self-managed company were $1.7 million. For the three months ended March 31, 2015, we had no such payments. Additionally, interest collections for the three months ended March 31, 2014 exceeded interest collections for the three months ended March 31, 2015 by $0.5 million. Increases in NOI, primarily related to lease up of our developments, accounted for substantially all of the remaining increase.

Cash flows used in investing activities for the three months ended March 31, 2015 were $102.0 million compared to cash flows used in investing activities of $49.6 million during the comparable period in 2014.  Expenditures related to our development portfolio during the three months ended March 31, 2015 increased $21.8 million compared to the same period in 2014. We expect capital expenditures related to our development program to be a significant use of cash through 2017. Additionally, proceeds from the sales of real estate decreased for the three months ended March 31, 2015 compared to same period in 2014 as no property was sold in 2015 compared to one property sold in the comparable period in 2014.

Cash flows provided by financing activities for the three months ended March 31, 2015 were $41.4 million compared to cash flows provided by financing activities of $21.6 million for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we received proceeds from draws under construction loans of $100.7 million, proceeds from draws under our credit facilities of $25.0 million, and we repaid mortgages payable of $52.6 million. During the three months ended March 31, 2014, we received proceeds from draws under construction loans of $24.4 million. With our existing committed construction financing and expected new construction financing related to our development pipeline, we expect construction financing to be a significant source of cash through 2017. For the three months ended March 31, 2015, contributions from noncontrolling interests were $8.7 million compared to $33.7 million for the comparable period in 2014 in joint venture activity related to our developments. Cash distributions paid on our common stock for the three months ended March 31, 2015 were $12.5 million compared to $7.0 million in the comparable period in 2014, primarily due to the suspension of our distribution reinvestment plan (“DRIP”) effective in September 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. No redemptions of our common stock were paid for the three months ended March 31, 2015. Redemptions of $7.0 million were paid during the three months ended March 31, 2014.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $70.4 million as of March 31, 2015.  The Company also has $350 million of total borrowing capacity under our credit facilities, with $35.0 million in borrowings under such facilities outstanding as of March 31, 2015. We intend to deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower interest environment and for other corporate purposes. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

Generally, operating cash needs include our operating expenses and general and administrative expenses.  With the completion of our transition to self-management, we expect to meet our on-going cash requirements from our share of the operations of our existing investments and anticipated new investments.  However, our development communities require time to construct and lease up, and accordingly, there will be a lag before development investments are providing stabilized cash flows.

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

In May 2015, we acquired noncontrolling and controlling interests in seven PGGM CO-JVs. See “—Long-Term Liquidity, Acquisition and Property Financing” below for further discussion of the acquisition.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million.  As of March 31, 2015, our cash and cash equivalents balance was $70.4 million which has decreased from prior periods primarily due to expenditures related to our development pipeline.

Our consolidated cash and cash equivalent balance of $70.4 million as of March 31, 2015 includes approximately $25.4 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $14.5 million for the three months ended March 31, 2015 compared to $10.7 million for the comparable period in 2014.  As substantially all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $6.0 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from internal cash reserves.  Further, we expect our share of operating cash flows to increase as our development properties are completed and lease up.  Since March 31, 2014, 894 additional units have become operational and begun generating revenues. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders with daily record dates and at a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share), from April 1, 2012 to September 30, 2014. However, starting with the fourth quarter of 2014, our board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2015. The quarterly distribution was paid on April 8, 2015 to stockholders of record at the close of business on March 31, 2015. In May 2015, our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2015. The quarterly distribution is payable on July 7, 2015 to stockholders of record at the close of business on June 30, 2015. See further discussion under “Distribution Policy — Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (i) cash flow from our current investments, (ii) our available cash balances, (iii) financings and (iv) dispositions.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) (which closed in January 2015) and a $150 million credit facility (the “$150 Million Facility”) which we intend to use to provide greater flexibility in our cash management and to provide funding for our development pipeline, acquisitions, repositioning debt, and on an interim basis for our other short term needs.

•	The terms of the $200 Million Facility are as follows:

◦	An annual interest rate based on the Company’s then current leverage ratio. The current annual interest rate under the credit facility would be LIBOR plus 2.50%.

◦	Monthly interest-only payments and periodic payment of fees, including unused fees, facility fees, fronting fees, and/or letter of credit issuance fees, are due under the $200 Million Facility.

◦	The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one-year term at the Company’s option.

◦	The Company may increase the size of the credit facility from $200 million up to a total of $400 million after satisfying certain conditions.

◦
The $200 Million Facility is primarily supported by equity pledges of wholly owned subsidiaries of the Company and is secured by (i) a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities and any properties later added by the Company and (ii) a first priority perfected assignment of a portion of certain of the Company’s notes receivable.

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

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million. Pursuant to the $200 Million Facility, we are also required to maintain consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the three months ended March 31, 2015, our declared distributions were 83% of our funds from operations during such period as calculated in accordance with the NAREIT definition. See “Non-GAAP Financial Performance Measures - Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of March 31, 2015, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the entire $350 million that is available under such credit facilities. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

We closed on the $200 Million Facility in January 2015. In February 2015, we drew $25.0 million on the $150 Million Facility in part to pay off $52.6 million of mortgage debt, which will enable us to evaluate other long-term financing options. Further, when we have excess cash, we have the option to pay down the credit facilities.

The carrying amounts of the credit facilities and the average interest rates for the three months ended March 31, 2015, are summarized as follows (dollar amounts in millions; LIBOR at March 31, 2015 was 0.18%):

	March 31, 2015			For the Three Months Ended March 31, 2015
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility (b)	$35.0	$115.0	2.26%	$19.4	2.25%	$35.0
$200 Million Facility	$—	$200.0	2.68%	$—	—%	$—

(a)	The average interest rate is based on month-end interest rates for the period.

(b)
As discussed further below under “—Long-Term Liquidity, Acquisition and Property Financing”, if the multifamily community classified as held for sale as of March 31, 2015, is sold, our availability to draw under the $150 Million Facility would be reduced to approximately $87.0 million, until such time as the collateral pool is restored. We currently intend to restore the collateral pool to the pre-sale availability.

As we utilize our cash balances as described in this section, we expect to use the credit facilities more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexibility in managing our liquidity requirements.

Long-Term Liquidity, Acquisition and Property Financing

 We currently have in place various sources to provide long-term liquidity and to fund investments, including our available cash balances, credit facilities, Co-Investment Ventures, other debt financings and property dispositions. We believe our listing on the NYSE will facilitate supplementing those sources by selling equity or debt securities of the Company if and when we believe it is appropriate to do so.

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities. These funding sources are available for additional investments in acquisitions and developments, including our existing development pipeline. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of March 31, 2015, PGGM has unfunded commitments of approximately $23.8 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $38.0 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $25.9 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $25.9 million, our co-investment share would be approximately $32.3 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 189 billion euro (approximately $203 billion, based on exchange rates as of March 31, 2015) in pension assets for over 2.5 million people as of March 2015.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations. In May 2015, we acquired noncontrolling and controlling interests in seven PGGM CO-JVs. See below for further discussion of the acquisition.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of March 31, 2015, we have 21 Developer CO-JVs, 19 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and participating in a back-end interest in the development but are not expected to be a significant source of capital.  Of these 21 Developer CO-JVs, nine are in stabilized operating communities, one is in a lease up community and 11 are in development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

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

For each equity investment, we evaluate the use of new or existing debt, including our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled for the $150 Million Facility), including rents and leases. As of March 31, 2015, all loans, other than borrowings under our credit facilities, are individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  If we have provided full or partial guarantees for the repayment of debt, the portion of the debt that is guaranteed is considered a company level debt. As of March 31, 2015 there are ten construction loans with such partial guarantees with total commitments of $534.7 million, $272.2 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $103.9 million and our outstanding guarantees for these construction loans as of March 31, 2015 is $50.0 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of March 31, 2015, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 4.0% and 3.7%, respectively.  As of March 31, 2015, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 4.9 years.

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

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the investment of our available cash and upon stabilization and permanent financing of our portfolio.  Such leverage percentages would be less if measured on a fair value basis. As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the loan agreements. We believe these provisions will not restrict our access to debt financing.

In addition to our credit facilities, we also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. During the three months ended March 31, 2015, we closed one construction loan bringing our committed construction loans as a percent of total projected construction loans to 75% as of March 31, 2015. We expect to close the additional loans as the development projects progress, which may include different structures. See the development tables below for additional discussion of our existing development activity.

As of March 31, 2015, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at March 31, 2015 was 0.18%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$87.2	3.95%	2018 to 2020	$87.2
Construction loans - variable interest rates (c)	50.0	Monthly LIBOR + 2.12%	2017 to 2018 (b)	50.0
$150 Million Facility	35.0	Monthly LIBOR + 2.08%	2017	35.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	172.2			172.2

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	773.3	3.70%	2015 to 2020	431.2
Permanent mortgage - variable interest rate	11.9	Monthly LIBOR + 2.35%	2017	6.6
Construction loans - fixed interest rate (c)	63.1	4.14%	2016 to 2018	33.1
Construction loans - variable interest rates (c)	242.9	Monthly LIBOR + 2.10%	2016 to 2018 (b)	136.8
	1,091.2			607.7
Plus: Unamortized adjustments from business combinations	3.8
Total Co-Investment Venture Level - Consolidated	1,095.0
Total all levels	$1,267.2			$779.9

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

(c)
As of March 31, 2015, $356.0 million has been drawn on the construction loans. The portion of the debt guaranteed by the Company is reported as Company level debt with the remainder of the outstanding balance reported as Co-Investment Venture level debt. See the section below for additional information on our development activity.

The maximum commitment, the outstanding balance, and the remaining balance available for draw under our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$507.1	$233.4	$273.7	$158.1
Operating	134.3	122.6	11.7	6.5
Total	$641.4	$356.0	$285.4	$164.6

We may not draw all amounts available to draw.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2015, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of March 31, 2015, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
April through December 2015	$0.2	$29.1	$16.3
2016	0.6	185.5	102.9
2017	49.6	266.8	197.3
2018	66.8	316.4	242.6
2019	1.1	219.4	126.1
Thereafter	53.9	74.0	94.7

During the first quarter of 2015, we paid off $52.6 million of consolidated Co-Investment Venture level mortgages funded from draws on our credit facilities. Of the remaining 2015 Co-Investment Venture level maturities, we also expect to fund $22.8 million using our credit facilities. We then intend to obtain new financings for these multifamily communities.

We would expect to refinance these other borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development.  There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of March 31, 2015, approximately 74% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments, either for individual communities or pools of communities.  As of March 31, 2015, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 42%. Through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range. In addition, as of March 31, 2015, three multifamily communities (which are held through Co-Investment Ventures) with combined total carrying values of approximately $113.4 million were not encumbered by any secured debt. If the multifamily community is held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

We may use our credit facilities to provide bridge or long-term financing for our wholly owned communities.  Where the credit facilities are used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facilities. However, the credit facilities may also be used on a longer term basis, similar to permanent financing. See “—Short-Term Liquidity” above for a discussion of the terms and availability of the credit facilities.

Dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, our critical mass of operating properties in the market, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.

As of March 31, 2015, we had one multifamily community classified as real estate held for sale, Burnham Pointe, located in Chicago, IL (“Burnham Pointe”). The gross sales price is $126.0 million. If the sale closes, we currently intend to structure the sale for federal tax purposes as a like-kind exchange and invest the net proceeds in other multifamily communities, which may include core, completed and in lease up, and/or development multifamily communities. We would expect these replacement communities to possess the same investment parameters as our existing communities but with higher long-term growth potential than Burnham Pointe.

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

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments as of March 31, 2015, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of March 31, 2015	Estimated Quarter (“Q”) of Completion(b)	Physical Occupancy as of March 31, 2015
Lease up:
Point 21	Denver, CO	55%	212	$46.9	2Q 2015	25%

Under development and construction:
SEVEN	Austin, TX	55%	220	55.1	3Q 2015	N/A
Cyan on Peachtree	Atlanta, GA	55%	329	65.2	3Q 2015	N/A
Zinc	Cambridge, MA	55%	392	154.9	4Q 2015	N/A
SoMa	Miami, FL	55%	418	81.6	4Q 2015	N/A
On Mission Lofts	San Francisco, CA	55%	121	40.8	4Q 2015	N/A
The Alexan	Dallas, TX	50%	365	64.5	1Q 2016	N/A
The Verge	San Diego, CA	70%	444	87.1	1Q 2016	N/A
Nouvelle	Tysons Corner, VA	55%	461	136.2	2Q 2016	N/A
Uptown Delray	Delray Beach, FL	55%	146	13.4	4Q 2016	N/A
Shady Grove	Rockville, MD	100%	366	41.8	1Q 2017	N/A

Pre-development:
Huntington Beach (c)	Huntington Beach, CA	65%	510	41.3	1Q 2018	N/A
Total equity investments currently under development			3,984	828.8

Land held for future development:
Renaissance Phase II	Concord, CA	55%		9.8

Total development portfolio				838.6
Less: Construction in progress transferred to operating real estate				(26.9)
Total equity investment per consolidated balance sheet				$811.7

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

As of March 31, 2015, we have entered into construction and development contracts with $309.5 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms during the remainder of 2015 on the developments in our portfolio. These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of March 31, 2015, of our 11 projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

In managing our development risk, our strategy is to partner with experienced developers and obtain guaranteed maximum construction contracts. The developers will generally receive a promoted interest after we receive certain minimum annual returns. We have or generally expect to have substantial control over property operations, financing and sale decisions, but the developers may have rights to sell or put their interests at a set price after a prescribed period, usually one year after substantial completion. Further, developments also typically require a period to permit, plan, construct and lease up before realizing cash flow from operations. We have and expect to continue to minimize these risks by selecting development projects that already have completed a portion of the early development stages; however, the time from investment to stabilized operations could be two to three years. During these periods, we may use available cash or other liquidity sources to fund our non-operating requirements, including a portion of distributions paid to our common stockholders. The use of these proceeds could reduce the amount otherwise available for new investments.

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

As of March 31, 2015, for our equity investments in the development pipeline and two recently completed multifamily communities (one that has recently stabilized and one that is in lease up), we estimate remaining costs to us of $533.9 million, which excludes our share of estimated Developer Partner put options of $9.8 million. We project that we will fund these costs from:

Anticipated Sources of Funding
Construction loan draws	$481.1
Co-Investment Venture partner contributions	18.1
Other	34.7
Total	$533.9

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. Approximately 56% of the projected construction loan draws are available under binding loan commitments as of April 30, 2015 and we expect the balance to be funded by new construction loans. The remaining $34.7 million can be funded from various sources including cash and our existing credit facilities.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until certain of the communities are stabilized to obtain financing, particularly for smaller developments. Where we are currently seeking construction financing, we believe construction financing at current market terms is available at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of March 31, 2015, 30-day LIBOR was 0.18%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

We make debt investments in multifamily developments for the interest earnings.  As of March 31, 2015, we have three wholly owned debt investments and one unconsolidated debt investment through a PGGM CO-JV, all of which are fully funded.  We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates between 14% and 15%, were made at a time in the economic cycle when developers had limited options for securing development capital. As development capital has generally returned to the multifamily sector, these investment opportunities have not been available at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity and a smaller amount replaced by new mezzanine loans, if any. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments in developments as of March 31, 2015 (dollar amounts in millions):

Community	Location	Units	Amounts Advanced at March 31, 2015 (a)	Fixed Interest Rate	Maturity Date (b)	Effective Ownership (c)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	14.5%	December 2015	100%
Kendall Square	Miami Dade County, FL	321	12.3	15.0%	January 2016	100%
Jefferson Creekside (d)	Allen, TX	444	14.1	14.5%	August 2015	55%
Jefferson Center	Richardson, TX	360	15.0	15.0%	September 2016	100%
Total loans		1,513	$64.1	14.7%

(a)	As of March 31, 2015, all of the loans have been fully funded.

(b)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(c)	Effective ownership represents our current ownership percentage in the loan.

(d)	Of the total amounts advanced at March 31, 2015, $4.4 million is reflected as an investment in an unconsolidated real estate joint venture.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three months ended March 31, 2015 and 2014, we spent approximately $1.9 million and $1.4 million, respectively, in recurring and non-recurring capital expenditures on existing communities. These may include value add improvements that allow us to increase rents per unit.

On May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which relate to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which relates to a debt investment in a multifamily community. The net purchase price was $119.5 million, exclusive of closing costs, and is subject to final determination of certain working capital amounts. In connection with the acquisitions, we also received a disposition fee of $1.0 million from PGGM and a promoted interest payment of $3.5 million from PGGM.

The following table summarizes the acquisitions of each of the multifamily community interests in the PGGM CO-JVs:

		Our Ownership Interest (a)
Community and Location	Total Units	Pre- Acquisition	Acquired Interest	Post- Acquisition
Equity investments:
The District Universal Boulevard, Orlando, FL	425	55.5%	44.5%	100%
Veritas, Henderson, NV (b)	430	51.9%	41.6%	93.5%
The Cameron, Silver Spring, MD	325	55.5%	44.5%	100%
Skye 2905, Denver, CO	400	55.5%	44.5%	100%
Grand Reserve, Dallas, TX	149	74.4%	25.6%	100%
Stone Gate, Marlborough, MA	332	55.5%	44.5%	100%
	2,061
Debt investment:
Jefferson Creekside, Allen, TX	444	55.5%	44.5%	100%

(a)
Our ownership interest is based on our share of contributed capital. This ownership interest may differ over time from percentages for distributions, contributions or financing requirements for each respective CO-JV. The post-acquisition effective ownership interests based on our participation in distributable cash from the CO-JVs are the same as those presented based on contributed capital, except for Veritas where our post-acquisition effective ownership based on our current participation in distributable cash is 100%. Each of the equity investments was previously accounted for on the consolidated method of accounting with the same accounting method post-acquisition. The debt investment was previously accounted for on the equity method of accounting and post-acquisition will be accounted for on the consolidated method of accounting.

(b)	The remaining 6.5% is owned by a Developer Partner.

The consideration for the acquisitions was funded by us with cash, with $9.5 million of existing cash balances and the remaining $110.0 million from draws under our credit facilities. As of the closing date of the acquisitions, we have drawn a total of $185.0 million under our credit facilities and have approximately $165.0 million available to be drawn.

Because the equity investments were previously accounted for on the consolidated method of accounting, the acquisition of the investment interests will not change the carrying value for the related assets or liabilities or reported consolidated operations for revenues and expenses included in reported net income. The acquisition of the equity investments will reduce noncontrolling interests for the related amounts of the CO-JVs with the difference between the noncontrolling interest amounts and the purchase price is recorded to additional paid in capital. Net income attributable to common stockholders is expected to increase in future periods for our share of the acquired investments net income, net of interest expense on the related credit facility draws. Similarly, the collection of the disposition fee revenue and promoted interest payment will be eliminated in reporting consolidated net income but will be recorded as an increase to net income attributable to common stockholders during the second quarter of 2015. The acquisition of the debt investment will result in a change from equity method accounting to the consolidated method of accounting and accordingly, the underlying assets and liabilities will be recorded at fair value, which substantially approximates the net carrying value of the equity investment. The operations related to the debt investment will now be substantially reported as interest income instead of equity in earnings of unconsolidated investment in real estate joint venture.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Further, the $200 Million Facility contains limitations that may restrict our distributions to 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT, beginning on December 31, 2015. For the three months ended March 31, 2015, our declared distributions were 83% of our funds from operations during such period as calculated in accordance with the NAREIT definition. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

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

Distribution Activity

The following table shows the regular distributions declared for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	Total Distributions Declared (a)	Declared Distributions Per Share (a)
2015
First Quarter	$12.5	$0.075

2014
First Quarter	$14.6	$0.086

(a)       Represents distributions accruing during the period. Beginning with the fourth quarter of 2014, the board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2015. The quarterly distribution was paid on April 8, 2015 to stockholders of record at the close of business on March 31, 2015. Prior to the fourth quarter of 2014, regular distributions accrued on a daily basis and were paid in the following month.

Cash flow from operating activities exceeded regular distributions by $2.0 million for the three months ended March 31, 2015 and regular distributions exceeded cash flow from operating activities by $3.9 million for the three months ended March 31, 2014.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the three months ended March 31, 2015, we distributed an estimated $6.0 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $8.5 million, which was less than our regular distributions by $4.0 million.  For the three months ended March 31, 2014, we distributed an estimated $5.7 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $5.0 million, which was less than our regular distributions by $9.6 million.  Further, our funds from operations exceeded our regular distributions by $2.5 million for the three months ended March 31, 2015, and regular distributions exceeded our funds from operations by $1.7 million for the three months ended March 31, 2014. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

During the three months ended March 31, 2014, approximately 52% of our regular cash distributions were funded from our DRIP. Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, all subsequent distributions have been, and are expected to be, funded with cash.

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

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements. Currently, off-balance sheet arrangements are limited to investments in unconsolidated real estate joint ventures by us or through consolidated Co-Investment Ventures.  As of March 31, 2015, we had one investment of $5.1 million in an unconsolidated joint venture which was made through the Custer PGGM CO-JV.  In August 2012, the Custer PGGM CO-JV made a commitment to fund up to $14.1 million under a mezzanine loan to the Custer Property Entity, a development with an unaffiliated third party developer, to develop a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan has an interest rate of 14.5% and matures in 2015, subject to extension options by the borrower. As of March 31, 2015, the total commitment has been advanced under the mezzanine loan.  The Custer PGGM CO-JV does not have an equity investment in the development.  This PGGM CO-JV is a separate legal entity formed for the sole purpose of holding its respective joint venture investment with no other significant operations.  Our effective ownership in the Custer PGGM CO-JV is 55%.  Distributions are made pro rata in accordance with ownership interests.  The Custer PGGM CO-JV has no debt, and its sole operating asset is the mezzanine loan.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2015, no buy/sell arrangements exist; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at March 31, 2015, have a contractual total of approximately $33.3 million for all such Developer CO-JVs.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of March 31, 2015, we have recorded approximately $30.2 million as redeemable noncontrolling interests.  These Developer CO-JVs also generally include (i) options to require a sale of the development after the seventh year after completion of the development, and (ii) buy/sell provisions available after the tenth year after completion of the development. Separate from put provisions, we have recorded in our March 31, 2015 consolidated balance sheets redeemable noncontrolling interests of $1.9 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to securing the building permits and final budgets at less than the approved maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2015 and December 31, 2014, we have approximately $18.0 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $309.5 million remaining to be paid as of March 31, 2015. We expect to enter into additional construction and development contracts related to our current development investments.

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

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not generally associated with real estate industry defined property operations, such as general and administrative expenses, corporate property management expenses, property management fees, depreciation expense and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies.

We define Same Store NOI as NOI for our stabilized multifamily communities that are comparable between periods.  We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by lease up activity, acquisitions or dispositions during the periods under review.

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

The following table presents a reconciliation of our net income (loss) to NOI and Same Store NOI for our multifamily communities for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$(1.2)	$14.5
Adjustments to reconcile net income (loss) to NOI:
Asset management fees	—	1.9
Corporate property management expenses	1.8	1.9
General and administrative expenses	4.8	3.3
Transition expenses	—	0.5
Interest expense	6.0	5.3
Depreciation and amortization	25.4	23.0
Interest income	(2.6)	(2.4)
Gain on sale of real estate	—	(16.2)
Loss on early extinguishment of debt	—	0.2
Other, net	—	(0.1)
NOI	34.2	31.9
Less non-comparable:
Revenue	(8.2)	(3.1)
Operating expenses	4.6	1.6
Same Store NOI	$30.6	$30.4

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by NAREIT to be net income (loss), computed in accordance with GAAP and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is also a basis for certain covenants for our $200 Million Facility. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include property operations, start-up costs, fixed costs, acquisition expenses, interest on cash held in accounts or loan investments, income from portfolio properties, operating costs during the lease up of developments, interest rates on acquisition financing and general and administrative expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$(0.8)	$7.4
Real estate depreciation and amortization (a)	15.9	14.5
Gain on sale of real estate	—	(9.0)
FFO attributable to common stockholders	$15.1	$12.9

GAAP weighted average common shares outstanding - basic	166.5	168.7
GAAP weighted average common shares outstanding - diluted	167.1	168.9

Net income (loss) per common share - basic and diluted	$(0.01)	$0.04
FFO per common share - basic and diluted	$0.09	$0.08

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended March 31, 2015 and 2014, we capitalized interest of $4.8 million and $4.1 million, respectively, on our real estate developments.  These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 26, 2015, and the factors as described above and below for further discussion of risks associated with forward-looking statements.

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

•
we may not complete construction and lease up of communities under development or redevelopment as scheduled, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•
financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•
our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and

•	we may be unsuccessful in managing changes in our portfolio composition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist primarily of the following: (a) principles of consolidation, (b) cost capitalization, (c) asset impairment evaluation, (d) classification and income recognition of noncontrolling interests, and (e) determination of fair value. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source. The revised guidance allows for the use of either the full or modified retrospective transition method and is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Early adoption is not permitted.  We have not yet selected a transition method and are currently evaluating the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures.

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

In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain limited partnerships. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

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

Inflation may affect the costs of developments we invest in, primarily related to labor and construction commodity prices, particularly lumber, steel and concrete. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

As of March 31, 2015, we had approximately $923.6 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.7%, $304.8 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.91%, and the outstanding amount under the $150 Million Facility was $35.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of March 31, 2015, we have consolidated notes receivable with a carrying value of approximately $59.8 million, a weighted average fixed interest rate of 14.7%, and a weighted average remaining maturity of 0.8 years.

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

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2015, we did not have any loans receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2015 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(6.8)	$(5.1)	$(3.4)	$(1.7)
Interest rate caps	0.1	—	—	—
Cash investments	1.4	1.1	0.7	0.4
Total	$(5.3)	$(4.0)	$(2.7)	$(1.3)

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

As of March 31, 2015, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2015.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and none of our communities are subject to, any material pending legal proceeding nor are we aware of any material legal or regulatory proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” set forth in our Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Sales of Unregistered Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 16, 2014
3.2	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 16, 2014
4.1	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on December 16, 2014
10.1
Credit Agreement by and among Monogram Residential OP LP (the Company’s operating partnership) and the lenders thereto dated January 14, 2015, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 26, 2015

10.2
Contribution Agreement by and among Monogram Residential OP LP (the Company’s operating partnership), Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC dated January 14, 2015, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 26, 2015

10.3
Unconditional Guaranty of Payment and Performance from the Company, Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC, collectively as guarantor, to Keybank National Association as lender dated January 14, 2015, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 26, 2015

10.4	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 26, 2015
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: May 13, 2015	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)