Form 10-Q
period 2015-09-30
Monogram Residential Trust, Inc.
filed 2015-11-05
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the Registrant had 166,607,432 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended September 30, 2015

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Real estate
Land ($154,410 and $58,938 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	$475,537	$389,885
Buildings and improvements ($520,513 and $227,817 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	2,355,555	2,033,819
	2,831,092	2,423,704
Less accumulated depreciation ($16,070 and $4,605 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	(329,310)	(280,400)
Net operating real estate	2,501,782	2,143,304
Construction in progress, including land ($354,084 and $582,299 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	549,330	716,930
Total real estate, net	3,051,112	2,860,234

Cash and cash equivalents	78,557	116,407
Tax like-kind exchange escrow	46,354	—
Intangibles, net	18,344	21,485
Other assets, net	107,939	110,282
Total assets	$3,302,306	$3,108,408

Liabilities and equity

Liabilities
Mortgages and notes payable ($450,933 and $227,310 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	$1,438,563	$1,186,481
Credit facilities payable	57,000	10,000
Construction costs payable ($43,518 and $63,393 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	61,349	75,623
Accounts payable and other liabilities	30,917	28,053
Deferred revenues, primarily lease revenues, net	17,853	18,955
Distributions payable	12,578	12,485
Tenant security deposits	5,364	4,586
Total liabilities	1,623,624	1,336,183

Commitments and contingencies

Redeemable noncontrolling interests ($25,304 and $27,444 related to VIEs as of September 30, 2015 and December 31, 2014, respectively)	29,969	32,012

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,516,021 and 166,467,726 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	1,435,107	1,492,799
Cumulative distributions and net income (loss)	(251,091)	(293,350)
Total equity attributable to common stockholders	1,184,033	1,199,466
Non-redeemable noncontrolling interests	464,680	540,747
Total equity	1,648,713	1,740,213
Total liabilities and equity	$3,302,306	$3,108,408

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$59,191	$53,091	$174,939	$154,320

Expenses
Property operating expenses	16,874	14,282	48,828	41,220
Real estate taxes	8,328	7,429	25,696	21,995
Asset management fees	—	—	—	3,843
General and administrative expenses	5,199	4,486	14,683	11,396
Acquisition expenses	485	—	636	(17)
Transition expenses	—	1,016	—	6,666
Investment and other development expenses	245	375	3,860	840
Interest expense	8,196	5,068	20,866	15,339
Depreciation and amortization	25,991	24,278	77,451	70,580
Total expenses	65,318	56,934	192,020	171,862

Interest income	2,596	2,721	7,956	7,817
Loss on early extinguishment of debt	—	—	—	(230)
Equity in income of investment in unconsolidated real estate joint venture	—	187	250	581
Other income (expense)	34	77	72	(45)
Loss from continuing operations before gains on sales of real estate	(3,497)	(858)	(8,803)	(9,419)
Gains on sales of real estate	34,373	—	82,975	16,167

Net income (loss)	30,876	(858)	74,172	6,748

Net (income) loss attributable to non-redeemable noncontrolling interests	488	241	5,558	(6,714)
Net income (loss) available to the Company	31,364	(617)	79,730	34
Dividends to preferred stockholders	(2)	(2)	(5)	(5)
Net income (loss) attributable to common stockholders	$31,362	$(619)	$79,725	$29

Weighted average number of common shares outstanding - basic	166,563	168,780	166,538	168,784
Weighted average number of common shares outstanding - diluted	167,260	169,028	167,191	169,015

Basic and diluted earnings (loss) per common share	$0.19	$—	$0.48	$—

Distributions declared per common share	$0.075	$0.088	$0.225	$0.261

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2014	10	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income	—	—	—	—	—	6,714	34	6,748
Redemptions of common stock	—	—	(1,592)	—	(13,975)	—	—	(13,975)
Sale of a noncontrolling interest	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	92,142	—	92,142
Amortization of stock-based compensation	—	—	—	—	582	—	—	582
Distributions:
Common stock - regular	—	—	—	—	—	—	(44,184)	(44,184)
Noncontrolling interests	—	—	—	—	—	(31,114)	—	(31,114)
Preferred stock	—	—	—	—	—	—	(5)	(5)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,150	—	20,490	—	—	20,490
Balance at September 30, 2014	10	$—	168,878	$17	$1,514,910	$538,955	$(274,709)	$1,779,173

Balance at January 1, 2015	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213
Net income (loss)	—	—	—	—	—	(5,558)	79,730	74,172
Acquisition of noncontrolling interest	—	—	—	—	(59,287)	(60,641)	—	(119,928)
Contributions by noncontrolling interests	—	—	—	—	—	32,087	—	32,087
Issuance of common and restricted shares, net	—	—	48	—	(119)	—	—	(119)
Amortization of stock-based compensation	—	—	—	—	1,714	—	—	1,714
Distributions:
Common stock - regular	—	—	—	—	—	—	(37,466)	(37,466)
Noncontrolling interests	—	—	—	—	—	(41,955)	—	(41,955)
Preferred stock	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2015	10	$—	166,516	$17	$1,435,107	$464,680	$(251,091)	$1,648,713

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$74,172	$6,748
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(82,975)	(16,167)
Loss on early extinguishment of debt	—	230
Impairment related to development	3,128	—
Equity in income of investments in unconsolidated real estate joint ventures	(250)	(581)
Distributions received from investment in unconsolidated real estate joint venture	242	80
Depreciation	71,390	65,730
Amortization of deferred financing costs and debt premium/discount	1,368	(158)
Amortization of intangibles	3,141	3,139
Amortization of deferred revenues, primarily lease revenues, net	(1,102)	(1,076)
Amortization of stock-based compensation	1,714	582
Other, net	803	367
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,793	(1,838)
Other assets	(5,010)	(9,313)
Cash provided by operating activities	71,414	47,743

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate	(165,241)	—
Additions to existing real estate	(6,475)	(4,872)
Construction in progress, including land	(276,649)	(349,203)
Proceeds from sale of real estate, net	250,311	33,134
Acquisitions of noncontrolling interests	(120,018)	(6,150)
Advances on notes receivable	(4,328)	(6,012)
Collection on notes receivable	14,133	—
Tax like-kind exchange escrow deposits	(212,106)	—
Tax like-kind exchange escrow disbursements	165,752	—
Other escrow deposits	(4,338)	3,620
Other, net	(97)	(26)
Cash used in investing activities	(359,056)	(329,509)

Cash flows from financing activities
Mortgage and notes payable proceeds	334,948	111,732
Mortgage and notes payable principal payments	(82,350)	(32,194)
Proceeds from credit facilities	292,000	—
Credit facilities payments	(247,438)	—
Contributions from noncontrolling interests	32,087	107,870
Distributions paid on common stock - regular	(37,461)	(23,859)
Distributions paid to noncontrolling interests	(41,872)	(31,035)
Dividends paid on preferred stock	(3)	(3)
Redemptions of common stock	—	(13,975)
Other, net	(119)	(1)
Cash provided by financing activities	249,792	118,535

Net change in cash and cash equivalents	(37,850)	(163,231)
Cash and cash equivalents at beginning of period	116,407	319,368
Cash and cash equivalents at end of period	$78,557	$156,137

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Condensed Consolidated Financial Statements
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

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are currently equity investments but may include debt investments.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of September 30, 2015, we have equity and debt investments in 56 multifamily communities, of which 38 are stabilized operating multifamily communities and 18 are in various stages of lease up, pre-development or construction. Of the 56 multifamily communities, we wholly own 12 multifamily communities and five debt investments for a total of 17 wholly owned investments and hold the remaining 39 investments through Co-Investment Ventures, all of which are consolidated.

As of September 30, 2015, we are the general partner and/or managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of both September 30, 2015 and December 31, 2014. The effective ownership ranges are based on our participation in the distributable operating cash from the multifamily investment as of the dates indicated. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	September 30, 2015		December 31, 2014
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%	30	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total	39		46

(a)
Includes one unconsolidated debt investment as of December 31, 2014, which was repaid in 2015. Also, as of September 30, 2015 and December 31, 2014, includes Developer Partners in 18 and 19 multifamily communities, respectively.   In May 2015, we acquired PGGM’s interests in seven PGGM CO-JVs. See Note 10, “Noncontrolling Interests” for further information.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2015, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of September 30, 2015 and condensed consolidated statements of operations, equity and cash flows for the periods ended September 30, 2015 and 2014 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2015 and December 31, 2014 and our consolidated results of operations and cash flows for the periods ended September 30, 2015 and 2014. Such adjustments are of a normal recurring nature.

Basis of Presentation

The accompanying condensed consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs, as defined by GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.

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

We recorded an impairment loss for the nine months ended September 30, 2015 related to one of our developments. See Note 5, “Real Estate Investments” for more information. We did not record any impairment losses for the nine months ended September 30, 2014.

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

As of September 30, 2015 and December 31, 2014, cash and cash equivalents include $33.7 million and $42.0 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2015 and 2014, the dilutive impact of all securities and transactions was less than $0.01.

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

3.                                      New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source. The revised guidance allows for the use of either the full or modified retrospective transition method. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain limited partnerships. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will not have a material impact on our consolidated financial statements when adopted.

4.                                      Business Combinations

In September 2015, we acquired Ev, a 208-unit multifamily community located in San Diego, California, from an unaffiliated seller, for an aggregate gross purchase price of $84.0 million, excluding closing costs. Ev was a recently completed development in lease up at the date of acquisition.

In September 2015, we acquired The Mark, a 208-unit multifamily community located in Boca Raton, Florida, from an unaffiliated seller, for an aggregate gross purchase price of $81.7 million, excluding closing costs. The Mark was a recently completed development in lease up at the date of acquisition.

We had no business combinations during 2014. The following tables present certain additional information regarding our 2015 business combinations.

The amounts recognized for major assets acquired and liabilities assumed during the nine months ended September 30, 2015, including a reconciliation to cash consideration as of the business combination dates, are as follows (in millions):

Land	$23.9
Buildings and improvements	141.7
Accrued liabilities	(0.4)
Cash consideration (a)	$165.2

(a)    Both acquisitions were funded from proceeds from tax like-kind exchange escrow deposits.

Certain operating information for the periods from the business combination dates to September 30, 2015 are as follows (in millions):

For the Periods to September 30, 2015
Rental revenues	$—
Acquisition expenses	0.5
Depreciation and amortization	0.3
Net loss attributable to common stockholders	(0.9)

We are in the process of finalizing our acquisition allocations for our acquisitions, which are subject to change until our information is finalized, no later than twelve months from the acquisition date. We have had no significant valuation changes for acquisitions prior to September 30, 2015.

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2015 and December 31, 2014, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	September 30, 2015			December 31, 2014
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,355.6	$37.1	$25.6	$2,033.8	$40.7	$25.6
Less: accumulated depreciation and amortization	(329.3)	(34.9)	(9.5)	(280.4)	(38.3)	(6.5)
Net	$2,026.3	$2.2	$16.1	$1,753.4	$2.4	$19.1

Depreciation expense for the three months ended September 30, 2015 and 2014 was approximately $24.5 million and $22.5 million, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was approximately $71.1 million and $65.5 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Other contractual intangibles as of both September 30, 2015 and December 31, 2014 include $9.2 million of intangibles, primarily asset management and related fee revenue services and contracts related to our acquisition of a 1% general partner interest in 2013, $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended September 30, 2015 and 2014 was approximately $0.2 million and $1.0 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the nine months ended September 30, 2015 and 2014 was approximately $3.1 million for both periods.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
October through December 2015	$0.3
2016	1.1
2017	1.1
2018	0.5
2019	0.5

Developments

For the three and nine months ended September 30, 2015 and 2014, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest	$4.1	$4.8	$13.5	$13.5
Real estate taxes	0.7	0.8	3.4	3.6
Overhead	0.1	0.3	0.5	0.6

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the nine months ended September 30, 2015 and September 30, 2014 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Gains on Sales of Real Estate
For the Nine Months Ended September 30, 2015
July 2015	Uptown Post Oak (a)	$90.1	$34.4
June 2015	Burnham Pointe (a)	126.0	48.6
June 2015	Shady Grove (b)	38.5	—
	Total	$254.6	$83.0

For the Nine Months Ended September 30, 2014
February 2014	Tupelo Alley	$52.9	$16.2

(a)
At the time of sale, the cash proceeds were deposited in escrow in connection with an exchange for replacement properties pursuant to section 1031 of the Code and recorded in “Tax like-kind exchange escrow” on the condensed consolidated balance sheet. As discussed in Note 4, “Business Combinations”, we closed on two of the replacement properties in September 2015. The tax like-kind exchange escrow balance as of September 30, 2015 is held for future replacement properties.

(b)
In May 2015, we recorded an impairment of $3.1 million based on the Company’s decision to sell the development at an amount below the carrying value. The impairment, which was primarily due to certain costs capitalized for GAAP not expected to be recovered in a sale, is included in “Investment and other development expenses” on the condensed consolidated statement of operations. In June 2015, we closed on the sale of the development to a group led by the Developer Partner for net proceeds of $38.4 million, the development’s net carrying value at the date of sale.

The following table presents net income related to the multifamily communities sold in 2015 and 2014 for the three and nine months ended September 30, 2015 and 2014, respectively, and includes the gains on sales of real estate (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income from multifamily communities sold	$34.4	$1.7	$83.5	$20.9
Less: net income attributable to noncontrolling interest	—	—	—	(7.2)
Net income attributable to common stockholders	$34.4	$1.7	$83.5	$13.7

6.                                      Variable Interest Entities

As of September 30, 2015 and December 31, 2014, we have concluded that we are the primary beneficiary of 14 and 15 VIEs, respectively.  All of these VIEs are the Property Entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At the inception of each Property Entity, we had determined that none of the Co-Investment Ventures were VIEs and because we were the general partner and/or managing member (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events from 2012 through the present, all of which were related to predetermined activities, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

The significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. Twelve VIEs, all of which are actively developing or operating multifamily communities, have closed aggregate construction financing commitments of $587.9 million as of September 30, 2015, which we expect to be substantially drawn on during the construction of the developments. As of September 30, 2015, $450.9 million has been drawn under these construction loans. For ten of these construction loans, we have provided partial payment guarantees ranging from 10% to 25% of the total construction loan. The total commitment of these ten construction loans is $534.7 million, of which $401.1 million is outstanding as of September 30, 2015. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each multifamily community. See Note 8, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $1,032.4 million and $906.9 million as of September 30, 2015 and December 31, 2014, respectively, $354.1 million and $582.3 million of which is reflected in construction in progress, respectively. The total net operating real estate of the VIEs is $658.9 million and $282.1 million as of September 30, 2015 and December 31, 2014, respectively.

7.                                      Other Assets

The components of other assets as of September 30, 2015 and December 31, 2014 are as follows (in millions):

	September 30, 2015	December 31, 2014
Notes receivable, net (a)	$53.6	$59.8
Escrows and restricted cash	7.6	8.0
Deferred financing costs, net	16.0	17.4
Resident, tenant and other receivables	18.4	14.0
Prepaid assets, deposits and other assets	12.3	6.1
Investment in unconsolidated real estate joint venture	—	5.0
Total other assets	$107.9	$110.3

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of September 30, 2015, the weighted average interest rate is 14.8% and the remaining years to scheduled maturity is 0.6 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

8.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of September 30, 2015 and December 31, 2014 (dollar amounts in millions and monthly LIBOR at September 30, 2015 is 0.19%):

			As of September 30, 2015
	September 30,	December 31,	Wtd. Average
	2015	2014	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgages payable	$298.4	$87.2	3.88%	2018 to 2020
Variable rate construction loans payable (b)(f):
In construction	59.6	20.6	Monthly LIBOR + 2.13%	2017 to 2018
Operating	16.3	12.4	Monthly LIBOR + 2.08%	2017 to 2018
Total Company level	374.3	120.2
Co-Investment Venture level - consolidated (c)
Fixed rate mortgages payable	632.8	827.7	3.49%	2016 to 2020
Variable rate mortgage payable	11.7	12.0	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (d)(f):
In construction	41.8	28.0	4.00%	2018
Operating	29.2	29.0	4.31%	2016
Variable rate construction loans payable (e)(f):
In construction	240.5	90.4	Monthly LIBOR + 2.10%	2017 to 2018
Operating	105.4	74.9	Monthly LIBOR + 2.08%	2016 to 2018
	1,061.4	1,062.0
Plus: unamortized adjustments from business combinations	2.9	4.3
Total Co-Investment Venture level - consolidated	1,064.3	1,066.3
Total consolidated mortgages and notes payable	$1,438.6	$1,186.5

(a)
Company level debt is defined as debt that is a direct or indirect obligation of the Company or its wholly owned subsidiaries. Company level debt includes the applicable portion of Co-Investment debt where the Company has provided full or partial guarantees for the repayment of the debt.

(b)
Includes the amount of the Co-Investment Venture level construction loans payable that is guaranteed by the Company. As of September 30, 2015, the Company has partially guaranteed ten loans with total commitments of $534.7 million. These loans include one to two year extension options. Our percentage guarantee on each of these loans ranges from 10% to 25% and the amount of our current guarantee and the maximum guarantee based on the commitment as of September 30, 2015 is $75.9 million and $103.9 million, respectively. The non-recourse portion of the loans outstanding as of September 30, 2015 is reported in the Co-Investment Venture level construction loans payable.

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

(f)
As of September 30, 2015, we have total commitments of $641.4 million. Of the total commitments, $492.8 million is outstanding and $148.6 million is remaining to draw as of September 30, 2015. We may elect not to fully draw down any unfunded commitment.

As of September 30, 2015, $2.5 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of September 30, 2015.

As of September 30, 2015, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
October through December 2015	$1.1	$1.1	$2.2
2016	4.7	181.4	186.1
2017	21.6	278.0	299.6
2018	213.5	288.4	501.9
2019	79.5	141.0	220.5
Thereafter	53.9	171.5	225.4
Total	$374.3	$1,061.4	1,435.7
Add: unamortized adjustments from business combinations			2.9
Total mortgages and notes payable			$1,438.6

9.                               Credit Facilities Payable

We have two credit facilities as of September 30, 2015: a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the “$200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of September 30, 2015 and December 31, 2014 (dollar amounts in millions, and monthly LIBOR at September 30, 2015 was 0.19%):

	Balance Outstanding
	September 30, 2015	December 31, 2014	Interest Rate as of September 30, 2015	Maturity Date
$150 Million Facility	$30.0	$10.0	Monthly LIBOR + 2.16%	April 1, 2017
$200 Million Facility	27.0	—	Monthly LIBOR + 2.50%	January 14, 2019
Total	$57.0	$10.0

The $150 Million Facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the $150 Million Facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. As of September 30, 2015, the applicable margin was 2.16% and the base rate was 0.19% based on one-month LIBOR, which adjusts based on debt service coverage, as defined.  The $150 Million Facility also provides for fees based on unutilized amounts and minimum usage.  The loan requires minimum borrowing of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities in our discretion in order to increase amounts available for borrowing.  As of September 30, 2015, $32.0 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2015, our availability to draw under the $150 Million Facility was limited to approximately $34.0 million based upon the value of the collateral pool. In October 2015, we added additional properties with a net carrying value of real estate of $119.9 million to the collateral pool of the $150 Million Facility, increasing the capacity to $108.2 million and reducing the interest rate to LIBOR plus 2.08% .

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of September 30, 2015.

In January 2015, we entered into the $200 Million Facility. The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of September 30, 2015 is LIBOR + 2.50%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

Draws under the $200 Million Facility are primarily supported by equity pledges of our wholly owned subsidiaries and are secured by a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities and any properties later added by us, in addition to a first priority perfected assignment of a portion of certain of our notes receivable.

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts. For the nine months ended September 30, 2015, our declared distributions were 74% of such defined funds from operations during such period. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of September 30, 2015.

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

As of September 30, 2015 and December 31, 2014, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	September 30, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$331.8	30% to 45%	$390.5	26% to 45%
MW Co-Investment Partner	127.0	45%	144.9	45%
Developer Partners	3.8	0%	3.4	0%
Subsidiary preferred units	2.1	(b)	1.9	(b)
Total non-redeemable NCI	$464.7		$540.7

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

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, the Master Partnership’s and the PGGM CO-JV’s pro rata interests are subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances when all the partners have approved a sale the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than an asset sale.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual fixed distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit (the face value), plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which generally declines in value $25 per unit each year until there is no redemption premium remaining.  The subsidiary preferred units are not redeemable by the unit holders and as of September 30, 2015, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the nine months ended September 30, 2015 and 2014, we paid the following distributions to noncontrolling interests (in millions):

	For the Nine Months Ended September 30,
	2015	2014
Distributions paid to noncontrolling interests:
Operating activities	$11.8	$15.9
Investing and financing activities	30.1	15.1
Total	$41.9	$31.0

On February 28, 2014, we sold an approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

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

Redeemable Noncontrolling Interests

As of September 30, 2015 and December 31, 2014, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	September 30, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$30.0	0% to 10%	$32.0	0% to 10%

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, in each case based on the trading prices of our shares of common stock over a subsequent measurement period. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share value of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by the number of shares of common stock outstanding on July 31, 2013, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the shares of common stock outstanding on July 31, 2013 over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The conversion option terminates December 31, 2016.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized for issuance under the Incentive Award Plan as of September 30, 2015.

Restricted Stock Units

As of September 30, 2015, we had 681,952 restricted stock units outstanding, held by our directors and certain executive employees. These restricted stock units generally vest over a three year period. The following is a summary of the number of restricted stock units issued, exercised and outstanding as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Outstanding at the beginning of the period	254,691	245,220
Issued (a)	467,951	9,471
Exercised	(40,690)	—
Outstanding at the end of the period	681,952	254,691

(a)	Units issued in 2015 had an average grant price of $9.58 per unit. Units issued in 2014 had a grant price of $10.03 per unit. As of September 30, 2015, 115,296 units are vested.

Restricted Stock

As of September 30, 2015, we had 20,868 shares of restricted stock outstanding held by employees. Restrictions on these shares lapse in equal increments over a three-year period following the grant date. The following is a summary of the restricted stock issued, forfeited and outstanding as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Outstanding at the beginning of the year	—	—
Issued (a)	25,746	—
Forfeited	(4,878)	—
Outstanding at the end of the period	20,868	—

(a)	Shares issued in 2015 had a grant price of $9.21 per share.

For the nine months ended September 30, 2015 and 2014, we had approximately $1.7 million and $0.6 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

Distributions

The following table presents the regular distributions declared for the nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2015		2014
	Declared (a)	Declared per Share (a)	Declared (a)	Declared per Share (a)
Third quarter	$12.5	$0.075	$14.9	$0.088
Second quarter	12.5	0.075	14.7	0.087
First quarter	12.5	0.075	14.6	0.086
Total	$37.5	$0.225	$44.2	$0.261

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

Share Redemption Program

On August 12, 2014, in anticipation of the Company’s listing on a national securities exchange, our board of directors elected to suspend our share redemption program (“SRP”), effective August 14, 2014, and on November 4, 2014, our board of directors approved the termination of the SRP. For the nine months ended September 30, 2014, we redeemed approximately 1,591,952 common shares at an average price of $8.78 per share for $14.0 million.

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

During the period from the Initial Closing through September 30, 2014, Behringer provided general transition services in support of our transition to self-management for a total consideration of $7.2 million. For the three and nine months ended September 30, 2014, $0.1 million and $0.4 million was expensed.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management and the listing on the NYSE, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily staffing, name change, notices, insurance, information technology and facilities).

The table below represents the components of our transition expenses for the three and nine months ended September 30, 2014 (in millions). We did not incur any transition expenses for the three and nine months ended September 30, 2015.

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Special Committee and Company legal and financial advisors	$0.1	$0.9
General transition services:
Behringer	0.2	3.0
Other service providers	0.1	2.2
Expenses related to listing on the NYSE	0.6	0.6
Total transition expenses	$1.0	$6.7

13.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2015, no such buy/sell offers are outstanding.

In the ordinary course of business, certain of our multifamily communities have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2015 and December 31, 2014, we have approximately $17.2 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of September 30, 2015, we have entered into construction and development contracts with $121.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
October 2015 through December 2015	$0.1
2016	0.6
2017	0.8
2018	0.8
2019	0.8
Thereafter	4.0
Total	$7.1

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

14.                               Fair Value of Derivatives and Financial Instruments

For the three and nine months ended September 30, 2015 and 2014, we had no fair value adjustments on a recurring basis.

Non-recurring Basis — Fair Value Adjustments

As discussed in Note 5, “Real Estate Investments”, we recorded an impairment charge related to one of our developments in May 2015. Prior to the impairment, the development had a net carrying value of $44.4 million. The $3.1 million impairment is included in the line item “Investment and other development expenses” on the condensed consolidated statement of operations. The fair value for the development was determined based upon the terms of the purchase and sale agreement which closed in June 2015. We consider this a Level 2 input under the fair value hierarchy.

As discussed in Note 10, “Noncontrolling Interests”, we acquired a controlling interest in an unconsolidated investment in real estate joint venture in May 2015. We consolidated the Custer PGGM CO-JV and recognized a loss related to the revaluation of our equity interest for the difference between our carrying value and the value of the investment. The fair value was determined based upon the pay-off value of the note receivable and its related accrued interest, both of which were repaid shortly after the acquisition of the controlling interest. We consider this a Level 2 input under the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2015 (in millions):

For the Nine Months Ended September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Construction in progress	$—	$41.2	$—	$41.2	$(3.1)
Other assets	—	16.6	—	16.6	—
	$—	$57.8	$—	$57.8	$(3.1)

We had no fair value adjustments on a nonrecurring basis for the three months ended September 30, 2015. We had no fair value adjustments on a nonrecurring basis for the three and nine months ended September 30, 2014.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of September 30, 2015 and December 31, 2014 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facility payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facility payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of September 30, 2015 and December 31, 2014 are as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,438.6	$1,447.1	$1,186.5	$1,199.6

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

Effective July 31, 2013, we entered into the Self-Management Transition Agreements as discussed in Note 12, “Transition Expenses.” From the Initial Closing through June 30, 2014, we hired executives and staff who were previously employees of Behringer and began hiring other employees, completing our transition to a self-managed company. Behringer provided capital market services to the Company for a fee ranging from 0.9% to 1.0% of our share of the financings. Such capital market services expired on June 30, 2015. In addition, certain acquisition and advisory fees and other reimbursements are still subject to true-up and reconciliations as of September 30, 2015. For the nine months ended September 30, 2015 and 2014, $0.1 million and $2.5 million, respectively, of acquisition fees were credited to us, all of which were previously capitalized, and offset against total real estate, net.

The services provided by Behringer included acquisition and advisory, property management, capital market, and asset management services which terminated on June 30, 2014 and capital market services which terminated on June 30, 2015. The table below shows the fees and expense reimbursements to Behringer in exchange for such services for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition and advisory fees	$—	$—	$—	$4.4
Property management fees	—	—	—	11.3
Debt financing fees	—	0.8	0.2	1.1
Asset management fees	—	—	—	3.8
Administrative expense reimbursements	—	—	—	0.9
Shareholder services	—	0.4	—	0.4

16.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2015 and 2014 is summarized below (in millions):

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $13.5 million in 2015 and 2014	$21.4	$15.6
Non-cash investing and financing activities:
Consolidation of controlling interest	5.0	—
Transfer of real estate from construction in progress to operating real estate	387.9	233.0
Stock issued pursuant to our DRIP	—	20.5
Distributions payable - regular	12.5	4.9
Construction costs and other related payables	46.8	94.1

17.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Distribution for the Fourth Quarter of 2015

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2015. The quarterly distribution is payable January 5, 2016 to stockholders of record at the close of business on December 29, 2015.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of the business and results of operations of Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

Capitalized terms have the meanings provided elsewhere in this Quarterly Report on Form 10-Q.

Overview

General

 The Company was organized in Maryland on August 4, 2006. We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating properties and properties in various phases of development, with a focus on communities in select markets across the United States. As of September 30, 2015, our portfolio includes investments in 56 multifamily communities in 11 states comprising 15,837 units. These include luxury mid-rise, high-rise, and garden style multifamily communities.  Our targeted communities include existing “core” properties, which we define as properties that are already stabilized and producing rental income, as well as properties in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core properties.

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

We target locations in primary markets and coastal regions with high job and rent growth urban markets, including transit oriented locations and vibrant areas offering cultural and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of September 30, 2015, our primary markets include Colorado, Northern California, Southern California, South Florida, New England, Mid-Atlantic, and Texas, representing 89% of the portfolio as measured by net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and will reposition and redeploy capital to improve long-term returns.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of September 30, 2015, of the 11 developments in our pipeline, all are entitled and only two are currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged five months for our development pipeline since 2011.

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

The table below presents a summary of our Co-Investment Ventures as of September 30, 2015 and December 31, 2014.  The effective ownership ranges are based on our participation in distributable operating cash from the multifamily investment as of the dates indicated. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	September 30, 2015		December 31, 2014
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%	30	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
	39		46

(a)	Includes one unconsolidated investment as of December 31, 2014. Also, as of September 30, 2015 and December 31, 2014, includes Developer Partners in 18 and 19 multifamily communities, respectively.

As part of our strategy to increase our wholly owned portfolio through joint venture buyouts and simplify our balance sheet, on May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which related to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which related to a debt investment in a multifamily community. The net purchase price was $119.8 million, exclusive of closing costs, and is subject to final determination of certain working capital amounts. In connection with the acquisitions, we also received from the Master Partnership a disposition fee of $1.0 million and a promoted interest payment of $3.5 million. As we already owned a controlling interest and the property manager, this was a very cost effective growth structure and resulted in fewer closings costs and no management transition. We were able to acquire these interests with existing capacity from our credit facilities.

The following table summarizes each of the multifamily community interests related to the acquisition of noncontrolling and controlling interests:

		Our Ownership Interest (a)
Community and Location	Total Units	Pre- Acquisition	Acquired Interest	Post- Acquisition
Equity investments:
The District Universal Boulevard, Orlando, FL	425	55.5%	44.5%	100%
Veritas, Henderson, NV (b)	430	51.9%	41.6%	93.5%
The Cameron, Silver Spring, MD	325	55.5%	44.5%	100%
Skye 2905, Denver, CO	400	55.5%	44.5%	100%
Grand Reserve, Dallas, TX	149	74.4%	25.6%	100%
Stone Gate, Marlborough, MA	332	55.5%	44.5%	100%
	2,061
Debt investment:
Jefferson Creekside, Allen, TX (c)	444	55.5%	44.5%	100%

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

(b)	The remaining 6.5% is owned by a Developer Partner.

(c)
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

The acquisition of the equity investments reduced noncontrolling interests for the related amounts of the CO-JVs with the difference between the noncontrolling interest amounts and the purchase price of $59.3 million recorded to additional paid in capital. Net income attributable to common stockholders is expected to increase in future periods for our share of the acquired investments’ net income, net of interest expense on the related credit facility draws. Similarly, the collection of the disposition fee revenue and promoted interest payment was eliminated in reporting consolidated net income but was recorded as an increase to net income attributable to common stockholders.

Property Portfolio

We invest in a geographically diversified multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets:

•	Florida — Includes communities in the following markets: North Florida (Orlando market) and South Florida (Miami and Fort Lauderdale markets).

•	Georgia — Includes communities in the Atlanta market.

•	Mid-Atlantic — Includes communities in the following markets: Washington, DC and Philadelphia.

•	Nevada — Includes communities in the Las Vegas market.

•	Colorado — Includes communities in the Denver market.

•	New England — Includes communities in the Boston market.

•	Northern California — Includes communities in the greater San Francisco market.

•	Southern California — Includes communities in the following markets: greater Los Angeles and San Diego.

•	Texas — Includes communities in the following markets: Austin, Dallas, and Houston.

•	Arizona — Includes a community in the Phoenix/Scottsdale market.

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, and the physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado	4	1,208	3	996
Florida	3	884	3	884
Georgia	1	283	1	283
Mid-Atlantic	5	1,412	5	1,412
Illinois (a)	N/A	N/A	1	298
Nevada	2	598	2	598
New England	4	958	3	772
Northern California	5	953	5	953
Southern California	5	1,002	4	889
Texas (b)	9	2,853	7	2,299
Totals	38	10,151	34	9,384

	Physical Occupancy Rates (c)		Monthly Rental Revenue per Unit (d)
	September 30,	December 31,	September 30,	December 31,
Geographic Region	2015	2014	2015	2014
Colorado	96%	95%	$1,845	$1,736
Florida	95%	93%	1,654	1,623
Georgia	97%	98%	1,458	1,409
Mid-Atlantic	95%	91%	1,995	2,016
Illinois (a)	N/A	93%	N/A	2,473
Nevada	96%	93%	1,055	1,016
New England	98%	94%	1,719	1,593
Northern California	96%	97%	2,949	2,765
Southern California	96%	94%	2,288	2,156
Texas (b)	95%	94%	1,555	1,556
Totals	96%	94%	$1,846	$1,824

(a)      We sold the Burnham Pointe multifamily community (“Burnham Pointe”) in Chicago, IL for a gross sales price of $126.0 million and a gain on sale of real estate of $48.6 million in June 2015.

(b)	We sold the 392 unit multifamily community of Uptown Post Oak (“Post Oak”) in Houston, TX for a gross sales price of $90.1 million and a gain on sale of real estate of $34.4 million in July 2015.

(c)
 Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of September 30, 2015 or December 31, 2014 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of September 30, 2015, the total gross leasable area of retail space for all of these communities is approximately 166,000 square feet, which is approximately 1% of total rentable area.  As of September 30, 2015, approximately 69% of the 166,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(d)       Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2015 or December 31, 2014 for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied units and the current market rent for vacant units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region as of September 30, 2015 and December 31, 2014:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
New England	—	1	—	186	—%	23%
Florida	1	—	208	—	73%	—%
Southern California	1	1	208	113	4%	54%
Texas	—	3	—	946	—%	69%
Total	2	5	416	1,245	38%	60%

During 2015, six multifamily communities in lease up as of December 31, 2014 were reclassified as stabilized and are shown in the stabilized communities tables above as of September 30, 2015.

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development pipeline and that are in lease up, under construction or held for future development as of both September 30, 2015 and December 31, 2014, and the physical occupancy rates for such geographic regions as of September 30, 2015 and December 31, 2014.

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Development in lease up:
Georgia	1	—	329	—	55%	—%
Texas	1	—	220	—	66%	—%
Southern California	1	—	444	—	23%	—%
New England	1	—	392	—	5%	—%
Mid-Atlantic	1	—	461	—	1%	—%
Colorado	—	1	—	212	—%	6%
Total	5	1	1,846	212

Pre-development and under development and construction:
Florida	2	2	564	564	N/A	N/A
Georgia	—	1	—	329	N/A	N/A
Mid-Atlantic	—	2	—	827	N/A	N/A
New England	—	1	—	392	N/A	N/A
Northern California	1	1	121	121	N/A	N/A
Southern California	1	2	510	954	N/A	N/A
Texas	1	2	365	585	N/A	N/A
Total	5	11	1,560	3,772	N/A	N/A

Land held for future development:
Northern California	1	1	N/A	N/A	N/A	N/A

Total development pipeline	11	13	3,406	3,984

During 2015, one multifamily development was sold. Additionally, one development completed lease up and stabilized and five developments began leasing up as shown in the table above.

See further information regarding our development pipeline below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Arizona	1	388	1	388
Florida	1	321	1	321
Texas	3	1,155	2	804
Total debt investments	5	1,864	4	1,513

As of September 30, 2015 and December 31, 2014, the multifamily communities underlying three and four debt investments, respectively, were in lease up. During 2015, one of the Texas debt investments was fully repaid. Also in 2015, we invested in two new Texas debt investments.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the three and nine months ended September 30, 2015 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity, capital resources and risk factors reflected elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

As of September 30, 2015 our operating portfolio of 45 communities (including five developments in lease up) consisted of 29 same store communities, nine stabilized communities that were not yet categorized as same store, and seven communities in various stages of lease up (including five developments in lease up). During the nine months ended September 30, 2015, six development communities transitioned from lease up to stabilized. Also for 2015, one community qualified for same store classification, increasing our same store communities by one, to a total of 29 same store communities.

In May 2015, we acquired six noncontrolling interests which related to equity investments in six multifamily communities. As these six multifamily communities were already consolidated, the acquisition did not impact our consolidated rental revenues and operating expenses but did decrease our noncontrolling interest expense for the three and nine months ended September 30, 2015.

In September 2015, we acquired two multifamily communities: Ev in San Diego, CA and The Mark in Boca Raton, FL from separate unaffiliated sellers, for a gross purchase price, before closing costs, of $84.0 million and $81.7 million, respectively. The operating results of these two multifamily communities were not significant for the three and nine months ended September 30, 2015 due to timing of the acquisitions and since both of the acquisitions are in lease up. The Mark is expected to stabilize during the fourth quarter of 2015, and Ev is expected to stabilize in the third quarter of 2016.

In June 2015, we sold Burnham Pointe in Chicago, IL for a sales price of $126.0 million and recognized a gain on sale of real estate of $48.6 million. In July 2015, we sold Post Oak in Houston, TX for a sales price of $90.1 million and recognized a gain on sale of real estate of $34.4 million. The sale of these two multifamily communities decreased net operating income by $2.7 million and $3.0 million for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2015, the lease up of our development communities accounted for a significant portion of our rental revenue growth from the comparable period in 2014, representing 93% of our total rental revenue growth with same store communities accounting for the remainder of our rental revenue growth.

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

Year	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
October 2015 through December 2015	2	539	4%
2016	2	511	4%
2017	1	510	4%
Total	5	1,560	12%

(a)	As of September 30, 2015, we had 12,413 operating units which includes seven communities in lease up.

Development and Debt Investment Activity

As of September 30, 2015, we have 11 multifamily communities under construction or held for future development in our development pipeline. As of September 30, 2015, five of these developments are currently leasing and are 25% occupied on a weighted average basis. Of the remaining six developments, four are in vertical construction, one is entitled and in pre-development, and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development pipeline is approximately 77% complete. As of September 30, 2015, 45% of our projected development costs in our development pipeline have committed construction financing. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities or other liquidity sources. Because we have already invested a large portion of the equity requirements for our development pipeline, the amount drawn under our construction loans and therefore our overall leverage will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and refinancing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $16.9 million for the nine months ended September 30, 2015, compared to $17.1 million in the comparable period in 2014. Capitalization of these items ceases when the development is completed, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. For the developments we expect to become operational during the remainder of 2015, where capitalization is expected to cease, the amount of capitalized interest and real estate taxes for the nine months ended September 30, 2015 was $5.5 million.

During June 2015, we sold our development in Maryland to a group led by the Developer Partner at substantially our cash investment cost, $38.5 million. Our decision to sell the development was based upon declines in projected returns and the ability to sell our interest at our cash cost. We recorded an impairment of $3.1 million due to certain costs capitalized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that were not recovered. The sale of the development allows us to redeploy the capital into other assets in our core markets.

During June 2015, we added two new debt investments with a combined total commitment of $27.1 million to our mezzanine investment portfolio. Both debt investments carry a 15% interest rate and mature in three years. One of our existing debt investments, carrying an interest rate of 14.5%, was repaid during 2015. Excluding the two new debt investments, the remaining other debt investments mature in the next 12 to 18 months, but are subject to prepayment at the borrower’s option and could be prepaid sooner.

Financing Activity

During August 2015, three separate CO-JV multifamily communities were financed with a combined debt balance of $97.5 million. Each mortgage loan has a fixed interest rate of 2.8% and a maturity of five years. The proceeds from these mortgage loans were used to reduce the balance outstanding under our credit facilities, net of distributions to noncontrolling interests of $9.9 million.

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

The table below summarizes the major operating effects of the transition on our expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014, where positive amounts are revenues or expense savings and bracketed amounts are increases to expenses (amounts in millions):

	Revenues or Expense Savings/ (Expense Increases)
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
Termination of asset management expenses	$—	$3.8
Increase in general and administrative expenses (a)	(0.7)	(3.3)
Increase in corporate property management expenses	(0.5)	—
Reduced transition expenses	1.0	6.7
Increase in net income attributable to non-redeemable noncontrolling interests (b)	1.0	3.2
Total revenues or expense savings, net	$0.8	$10.4

(a)    Primarily relates to compensation for new hires, office expenses and expenses as a listed company.

(b)    Primarily relates to our operating benefit of collecting property management and asset fee revenues.

Gains on Sales of Real Estate

As discussed above under “Property Operations”, during 2015, we sold two multifamily communities resulting in total gains on sale of real estate of $83.0 million for the nine months ended September 30, 2015. Consistent with our disposition strategy, we are redeploying the capital from the sales in our core coastal markets with good growth prospects. Due to large tax gains resulting from the sales, the sales were structured as like-kind tax exchanges. During the three months ended September 30, 2015, we closed on the acquisitions of two of the replacement properties, and anticipate closing on the remaining replacement property by January 2016 to complete our like-kind tax exchanges. The sale of Post Oak reduces our exposure in Houston, TX at a market exit price and allows us the opportunity to redeploy capital in our core markets. Multifamily communities in Houston before the sale represented 10% of our stabilized net operating income and after the sale represent 8% of our stabilized net operating income.

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

The tables below reflect the number of communities and units as of September 30, 2015 and 2014 and rental revenues, property operating expenses and NOI for the three and nine months ended September 30, 2015 and 2014 for our Same Store operating portfolio as well as other properties in continuing operations (in millions, except units and communities):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenue
Same Store	$45.9	$43.8	$2.1	$135.0	$129.7	$5.3
Developments (a)	10.8	3.0	7.8	24.6	5.4	19.2
Acquisitions	2.1	1.9	0.2	6.4	5.7	0.7
Multifamily communities sold	0.4	4.4	(4.0)	8.9	13.5	(4.6)
Total rental revenue	59.2	53.1	6.1	174.9	154.3	20.6

Property operating expenses, including real estate taxes
Same Store	16.1	15.5	0.6	48.2	46.0	2.2
Developments (a)	6.0	2.4	3.6	14.9	4.6	10.3
Acquisitions	0.8	0.7	0.1	2.1	2.0	0.1
Multifamily communities sold	0.3	1.6	(1.3)	3.7	5.0	(1.3)
Total property operating expenses, including real estate taxes	23.2	20.2	3.0	68.9	57.6	11.3

NOI
Same Store	29.8	28.3	1.5	86.8	83.7	3.1
Developments (a)	4.8	0.6	4.2	9.7	0.8	8.9
Acquisitions	1.3	1.2	0.1	4.3	3.7	0.6
Multifamily communities sold	0.1	2.8	(2.7)	5.2	8.5	(3.3)
Total NOI	$36.0	$32.9	$3.1	$106.0	$96.7	$9.3

	September 30,
	2015	2014	Change
Number of Communities
Same Store	29	29	—
Developments (a)	13	7	6
Acquisitions	3	1	2
Multifamily communities sold	—	2	(2)
Total Number of Communities	45	39	6

Number of Units
Same Store	8,081	8,081	—
Developments (a)	3,714	1,656	2,058
Acquisitions	618	202	416
Multifamily communities sold	—	690	(690)
Total Number of Units	12,413	10,629	1,784

(a)	Only includes operating communities not yet categorized as same store and development communities in lease up with operating revenue.

See reconciliation of NOI to net income (loss) below at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

The three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Rental Revenues.  Rental revenues for the three months ended September 30, 2015 were $59.2 million compared to $53.1 million for the three months ended September 30, 2014.  Same Store revenues, which accounted for approximately 78% of total rental revenues for 2015 increased approximately 4.9% or $2.1 million.  The majority of this increase in Same Store revenues is related to a 3% increase in the monthly rental revenue per unit from $1,759 as of September 30, 2014 to $1,819 as of September 30, 2015 and an increase of 1.2% in occupancy, on a weighted average basis, from September 30, 2014 to September 30, 2015. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $10.8 million for the three months ended September 30, 2015, an increase of $7.8 million from the comparable period in 2014. Sales of multifamily communities resulted in a decrease of $4.0 million in rental revenues for the three months ended September 30, 2015 compared to the comparable period of 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended September 30, 2015 and 2014 were $23.2 million and $20.2 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes accounted for approximately 69% of total property operating expenses and real estate taxes for 2015. The Same Store total property operating expense increase of $0.6 million primarily related to the increase in Same Store real estate taxes and onsite management expenses.  Developments accounted for $3.6 million of the increase in total property operating and real estate tax expenses. Corporate-related and other property management expenses of $2.0 million for the three months ended September 30, 2015 increased $0.5 million compared to the comparable period in 2014, due primarily to increased compensation expense.

General and Administrative Expenses.  General and administrative expenses increased by $0.7 million for the three months ended September 30, 2015 compared to the same period of 2014. Approximately $0.5 million of the increase in general and administrative expenses related to compensation expense associated with the restricted stock units and $0.3 million of the increase related to increased audit fees related to the Company’s listing and related ongoing compliance.

 Transition Expenses. During the three months ended September 30, 2014, we incurred $1.0 million of transition expenses related to our transition to a self-managed company. Approximately $0.6 million related to listing expenses. The remaining expenses related to Behringer in connection with the self-management transaction of approximately $0.2 million and other expenses of $0.2 million, primarily legal, insurance costs, financial advisors, consultants and costs of the Special Committee of the board of directors. We did not incur any transition expenses for the three months ended September 30, 2015.

Interest Expense. For the three months ended September 30, 2015 and 2014, we incurred total interest charges, net of other finance fees, of $12.0 million and $9.8 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans, of $393.7 million from September 30, 2014 to September 30, 2015. These amounts were offset by amounts capitalized, all of which related to our development communities. For the three months ended September 30, 2015 and 2014, we capitalized interest expense of $4.1 million and $4.8 million, respectively, and accordingly, recognized net interest expense for the three months ended September 30, 2015 and 2014 of approximately $8.2 million and $5.1 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was approximately $26.0 million and $24.3 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to multifamily development communities completed in 2015 and 2014 and transferred to operating real estate of $387.9 million and $233.0 million, respectively.

Gains on Sales of Real Estate. Gains on sales of real estate for the three months ended September 30, 2015 represents the gain recognized from the sale of Post Oak in Houston, Texas. As discussed in Note 5, “Real Estate Investments” in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the disposition of Post Oak was not considered a discontinued operation. We had no sales of real estate for the three months ended September 30, 2014.

The nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Rental Revenues.  Rental revenues for the nine months ended September 30, 2015 were $174.9 million compared to $154.3 million for the nine months ended September 30, 2014.  Same Store revenues, which accounted for approximately 77% of total rental revenues for 2015 increased approximately 4.1% or $5.3 million.  The majority of this increase in Same Store revenues is related to a 3.4% increase in the monthly rental revenue per unit from $1,759 as of September 30, 2014 to $1,819 as of September 30, 2015 and an increase of approximately 0.8% in occupancy, on a weighted average basis, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $24.6 million for the nine months ended September 30, 2015, an increase of $19.2 million from the comparable period in 2014. Sales of multifamily communities resulted in a decrease of $4.6 million in rental revenues for the nine months ended September 30, 2015 compared to the comparable period of 2014.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the nine months ended September 30, 2015 and 2014 were $68.9 million and $57.6 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes accounted for approximately 70% of total property operating expenses and real estate taxes for 2015. The Same Store total property operating expense increase of $2.2 million primarily related to the increase in Same Store onsite management expenses, real estate taxes, and maintenance costs, a portion of which related to extraordinary snow removal and related winter costs in 2015.  Developments accounted for $10.3 million of the increase in total property operating and real estate tax expenses. Corporate-related and other property management expenses of $5.6 million for the nine months ended September 30, 2015 were comparable to the same period in 2014.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2015 decreased by $3.8 million compared to the same period of 2014. Effective with our transition to self-management on June 30, 2014, we are no longer incurring asset management fees.

General and Administrative Expenses.  General and administrative expenses increased by $3.3 million for the nine months ended September 30, 2015 compared to the same period of 2014. Approximately $2.5 million of the increase in general and administrative expenses related to compensation, office expenses and related expenses for the nine months ended September 30, 2015 compared to the comparable period of 2014. The remaining increase is primarily related to compensation expense associated with the restricted stock units.

 Transition Expenses. During the nine months ended September 30, 2014, we incurred $6.7 million of transition expenses related to our transition to a self-managed company. These expenses related to amounts incurred with Behringer in connection with the self-management transaction of approximately $3.0 million and other expenses of $3.1 million, primarily legal, insurance costs, financial advisors, consultants and costs of the Special Committee of the board of directors. For the nine months ended September 30, 2014, we also incurred $0.6 million of listing expenses related to our listing on the NYSE. We did not incur any transition expenses for the nine months ended September 30, 2015.

Investment and Other Development Expenses. Investment and other development expenses increased by $3.0 million for the nine months ended September 30, 2015 compared to the same period of 2014. We review our investments for impairments in accordance with GAAP. For the nine months ended September 30, 2015, we recorded an impairment of $3.1 million related to the sale of one of our developments, recorded in “Investment and other development expenses” in the condensed consolidated statement of operations. See further discussion of the impairment at “Operational Overview — Development and Debt Investment Activity.” We did not record any impairment losses in 2014.

Interest Expense. For the nine months ended September 30, 2015 and 2014, we incurred total interest charges, net of other finance fees, of $34.0 million and $28.9 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans, of $393.7 million from September 30, 2014 to September 30, 2015. These amounts were offset by amounts capitalized, all of which related to our development communities. For the nine months ended September 30, 2015 and 2014, we capitalized interest expense of $13.5 million in each period, and accordingly, recognized net interest expense for the nine months ended September 30, 2015 and 2014 of approximately $20.9 million and $15.3 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $77.5 million and $70.6 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to multifamily development communities completed in 2015 and 2014 and transferred to operating real estate of $387.9 million and $233.0 million, respectively.

Gains on Sales of Real Estate. Gains on sales of real estate for the nine months ended September 30, 2015 represents the gains recognized from the sales of Burnham Pointe and Post Oak. Gains on sales of real estate for the nine months ended September 30, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”) in Portland, Oregon. As discussed in Note 5, “Real Estate Investments” in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, these dispositions were not considered discontinued operations.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2014 to September 30, 2015.

Total real estate, net increased approximately $190.9 million for the nine months ended September 30, 2015. This increase was principally as a result of $220.3 million of expenditures related to our development portfolio and the acquisition of two multifamily communities for $165.2 million during the nine months ended September 30, 2015. The increase was partially offset by the June 2015 sale of a Chicago multifamily community carried at a net book value of $76.1 million, the July 2015 sale of a Houston multifamily community carried at a net book value of $55.0 million, the June 2015 sale of a development in our Washington DC market carried at $44.4 million, and depreciation expense of $71.1 million for the nine months ended September 30, 2015. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $37.9 million principally as a result of the cash portion of expenditures related to the development program of $276.6 million and the acquisition of noncontrolling interests of $120.0 million during the nine months ended September 30, 2015. We also received total proceeds of $334.9 million from mortgage loans and draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures and net draws under our credit facilities of $44.6 million.

Additional paid-in capital decreased $57.7 million and noncontrolling interests decreased $76.1 million principally as a result of the acquisition of interests in the PGGM CO-JVs during May 2015 as discussed in “Overview — Co-Investment Ventures”.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments and our transition to a self-managed listed company.  We anticipate continued investment in our development pipeline and other multifamily investments. We expect these investments will increase cash flows from operating activities as the developments lease up and stabilize. However, as the existing pipeline is completed, we expect the pace of new development to moderate. Accordingly, our sources and uses of funds may not be comparable in future periods.

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Cash flows provided by operating activities for the nine months ended September 30, 2015 were $71.4 million as compared to cash flows provided by operating activities of $47.7 million for the same period in 2014.  Increases in NOI, primarily related to lease up of our developments, as discussed above, accounted for a substantial portion of the increase. For the nine months ended September 30, 2014, transition payments related to our transition to a self-managed company were $10.8 million. For the nine months ended September 30, 2015, we had no such payments. In addition to increased interest collections from notes receivable and other cash investments for the nine months ended September 30, 2015 over the comparable period of 2014 of $2.8 million, we also received $4.5 million of fee income related to our acquisition of interests in the PGGM CO-JVs as discussed further in “Overview — Co-Investment Ventures.”

Cash flows used in investing activities for the nine months ended September 30, 2015 were $359.1 million compared to cash flows used in investing activities of $329.5 million during the comparable period in 2014.  During May 2015, we acquired noncontrolling interests for $120.0 million. During September 2015, we acquired two multifamily communities for $165.2 million. Expenditures related to our development portfolio during the nine months ended September 30, 2015 decreased $72.6 million compared to the same period in 2014. We expect capital expenditures related to our development program to be a significant use of cash through 2017 but trending lower. Additionally, proceeds from the sales of real estate increased for the nine months ended September 30, 2015 by $217.2 million compared to same period in 2014 as the result of the sale of two multifamily communities and one development in 2015 compared to one property sold in the comparable period in 2014.

Cash flows provided by financing activities for the nine months ended September 30, 2015 were $249.8 million compared to cash flows provided by financing activities of $118.5 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we received proceeds from new financings on three of our multifamily communities and draws under construction loans of $334.9 million, and our credit facilities of $292.0 million. We also repaid mortgages payable of $75.4 million and credit facility payments of $247.4 million. During the nine months ended September 30, 2014, we received proceeds from draws under construction loans of $111.7 million. For the nine months ended September 30, 2015, contributions from noncontrolling interests were $32.1 million compared to $107.9 million for the comparable period in 2014 in joint venture activity related to our developments. Cash distributions paid on our common stock for the nine months ended September 30, 2015 were $37.5 million compared to $23.9 million in the comparable period in 2014, primarily due to the suspension of our distribution reinvestment plan (“DRIP”) effective in September 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. No redemptions of our common stock were paid for the nine months ended September 30, 2015. Redemptions of $14.0 million were paid during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $78.6 million as of September 30, 2015.  The Company also has $350 million of total borrowing capacity under our credit facilities with current available capacity of $308.2 million based on existing collateral. As of September 30, 2015, $57.0 million in borrowings was outstanding under such facilities. We intend to deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower or fixed interest rates and for other corporate purposes. We anticipate supplementing our investable cash with capital from Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, refinance or finance unencumbered properties, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

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

We expect to utilize our cash balances, cash flow from operating activities and our credit facilities predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances and credit facilities as well as other sources discussed below.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million with current available capacity of $308.2 million based on existing collateral.  As of September 30, 2015, our cash and cash equivalents balance was $78.6 million which has decreased from prior periods primarily due to expenditures related to our development pipeline and acquisitions of CO-JV interests.

Our consolidated cash and cash equivalent balance of $78.6 million as of September 30, 2015 includes approximately $33.7 million held by the Master Partnership and individual Co-Investment Ventures.  These funds are held for the benefit of the Master Partnership and individual Co-Investment Ventures, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $71.4 million for the nine months ended September 30, 2015 compared to $47.7 million for the comparable period in 2014.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $11.8 million and $15.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our net share of cash flow from operating activities increased in part due to improved operations as described above and our acquisition of noncontrolling interests as discussed in “Overview — Co-Investment Ventures”.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from internal cash reserves.  Further, we expect our share of operating cash flows to increase as our development properties are completed and lease up.  Since December 31, 2014, 2,597 additional units have become operational and begun generating revenues. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorized regular distributions payable to stockholders with daily record dates and at a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share), from April 1, 2012 to September 30, 2014. However, starting with the fourth quarter of 2014, our board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Since September 2014, our board of directors has authorized quarterly distributions in the amount of $0.075 per share on all outstanding shares of common stock of the Company for each quarter (an annualized amount of $0.30 per share). See further discussion under “Distribution Policy — Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (i) cash flow from our current investments, (ii) our available cash balances, (iii) financings and (iv) dispositions.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) (which closed in January 2015) and a $150 million credit facility (the “$150 Million Facility”) which we intend to use to provide greater flexibility in our cash management and to provide funding for our development pipeline, acquisitions, repositioning debt, and on an interim basis for our other short term needs. We also intend to draw on the credit facilities to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time. The outstanding balance on the credit facilities of $57.0 million as of September 30, 2015 is primarily related to the acquisition of the PGGM CO-JV interests in May 2015.

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

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million. Pursuant to the $200 Million Facility, we are also required to maintain consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the nine months ended September 30, 2015, our declared distributions were 74% of our funds from operations during such period as calculated in accordance with the NAREIT definition. See “Non-GAAP Financial Performance Measures - Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of September 30, 2015, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities and the average interest rates for the three and nine months ended September 30, 2015, are summarized as follows (dollar amounts in millions; LIBOR at September 30, 2015 was 0.19%):

	September 30, 2015			For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility	$30.0	$4.0	2.35%	$33.3	2.39%	$75.0	$35.7	2.31%	$75.0
$200 Million Facility	27.0	173.0	2.70%	58.0	2.66%	115.0	39.9	2.67%	135.0

(a)	The average interest rate is based on month-end interest rates for the period.

As of September 30, 2015, the credit facilities had a total balance outstanding of $57.0 million and an additional amount available to draw of $177.0 million. The available amount to draw was temporarily reduced with the sales of Burnham Pointe and Post Oak. In October 2015, we added additional properties to the collateral pool and increased the capacity of the $150 Million Facility to $108.2 million from $34.0 million as of September 30, 2015, increasing our total availability under the credit facilities to $308.2 million.

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

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities with current available capacity of $308.2 million based on existing collateral. These funding sources are available for additional investments in acquisitions and developments, including our existing development pipeline. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for investment.

For the nine months ended September 30, 2015, we acquired two multifamily communities, one in San Diego CA and the other in Boca Raton, FL for a total purchase price of $165.2 million. These acquisitions were funded with proceeds generated from sales of two multifamily communities for total sales proceeds of $211.9 million. The remaining proceeds from the sales are being held in a tax like-kind exchange escrow account as of September 30, 2015. We anticipate these escrow funds will be paid by January 2016 on replacement properties.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of September 30, 2015, PGGM has unfunded commitments of approximately $13.2 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $21.5 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $16.7 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after

December 20, 2013. If PGGM were to invest the additional $16.7 million, our co-investment share would be approximately $20.8 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 187 billion euro (approximately $208 billion, based on exchange rates as of September 30, 2015) in pension assets for over 2.5 million people as of September 2015.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations. In May 2015, we acquired noncontrolling and controlling interests in seven PGGM CO-JVs. See ”Overview — Co-Investment Ventures” for further discussion of the acquisition.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of September 30, 2015, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are providing development services for a fee and participating in a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 11 are in stabilized operating communities, five are in lease up communities (including developments in lease up) and four are in development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

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

For each equity investment, we evaluate the use of new or existing debt, including our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of September 30, 2015, all loans, other than borrowings under our credit facilities, are individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  If we have provided full or partial guarantees for the repayment of debt, the portion of the debt that is guaranteed is considered a company level debt. As of September 30, 2015 there are ten construction loans with such partial guarantees with total commitments of $534.7 million, $401.1 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $103.9 million and our outstanding guarantees for these construction loans as of September 30, 2015 is $75.9 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of September 30, 2015, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.5%, respectively.  As of September 30, 2015, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 3.5 and 2.7 years, respectively.

As of September 30, 2015, $490.5 million or 33% of our debt is floating rate, of which $421.8 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. We have four separate interest rate caps with a total notional amount of $162.7 million through 2017. Each of these interest rate caps has a single 30-day LIBOR cap rate. While not specifically identified to any specific interest rate exposure, we plan to use these instruments for our developments, credit facility and variable rate mortgage debt.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the investment of our available cash and upon stabilization and permanent financing of our portfolio.  Such leverage percentages would be less if measured on a fair value basis. As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the loan agreements. We believe these provisions will not restrict our access to debt financing, or executing our strategies.

In addition to our credit facilities, we also anticipate using construction financing for our developments as an additional source of capital. These financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. We expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. During the nine months ended September 30, 2015, we closed one construction loan bringing our committed construction loans as a percent of total projected construction loans to 80% as of September 30, 2015. We may close additional loans as the development projects progress, which may include different structures, as well as potentially use other sources. See the development tables below for additional discussion of our existing development activity.

As of September 30, 2015, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at September 30, 2015 was 0.19%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$298.4	3.88%	2018 to 2020	$298.4
Construction loans - variable interest rates (c):
In Construction	59.6	Monthly LIBOR + 2.13%	2017 to 2018 (b)	59.6
Operating	16.3	Monthly LIBOR + 2.08%	2017 to 2018 (b)	16.3
$150 Million Facility	30.0	Monthly LIBOR + 2.16%	2017	30.0
$200 Million Facility	27.0	Monthly LIBOR + 2.50%	2019	27.0
Total Company Level	431.3			431.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	632.8	3.49%	2016 to 2020	364.6
Permanent mortgage - variable interest rate	11.7	Monthly LIBOR + 2.35%	2017	6.5
Construction loans - fixed interest rate (c):
In Construction	41.8	4.00%	2018	20.9
Operating	29.2	4.31%	2016	16.2
Construction loans - variable interest rates (c):
In Construction	240.5	Monthly LIBOR + 2.10%	2017 to 2018 (b)	138.5
Operating	105.4	Monthly LIBOR + 2.08%	2016 to 2018 (b)	58.4
	1,061.4			605.1
Plus: Unamortized adjustments from business combinations	2.9
Total Co-Investment Venture Level - Consolidated	1,064.3
Total all levels	$1,495.6			$1,036.4

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

(c)
As of September 30, 2015, $492.8 million has been drawn on the construction loans of a total commitment of $641.4 million. The portion of the debt guaranteed by the Company is reported as Company level debt with the remainder of the outstanding balance reported as Co-Investment Venture level debt. See the section below for additional information on our development activity.

As a result of our acquisition of noncontrolling interests in six PGGM CO-JVs (as further discussed in “Overview — Co-Investment Ventures”), our approximate share of debt increased as a result of additional borrowings under our credit facilities as well as the increase in our share of the individual mortgage debt associated with the acquired interests.

The maximum commitment, the outstanding balance, and the remaining balance available for draw under our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$478.5	$341.9	$136.6	$78.9
Operating	162.9	150.9	12.0	6.7
Total	$641.4	$492.8	$148.6	$85.6

We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of September 30, 2015, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of September 30, 2015, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Share
October through December 2015	$1.1	$1.1	$1.9
2016	4.7	181.4	105.0
2017	51.6	278.0	205.8
2018	213.5	288.4	376.6
2019	106.5	141.0	198.7
Thereafter	53.9	171.5	148.4

During the first nine months of 2015, we paid off $75.4 million of consolidated Co-Investment Venture level mortgages funded from draws on our credit facilities. In August 2015, we financed these mortgages for a total consolidated debt balance of $97.5 million, at an average interest rate of 2.82% and maturity of 5 years. We used our share of these proceeds, net of distributions to noncontrolling interests, to pay down our credit facilities.

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of September 30, 2015, approximately 53% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments, either for individual communities or pools of communities.  As of September 30, 2015, the leverage on our operating portfolio, as measured by GAAP property cost, was approximately 49%.  Through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of September 30, 2015, five multifamily communities (three of which are held through Co-Investment Ventures) with combined total carrying values of approximately $278.5 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-

Investment Venture, we will generally need partner approval to obtain or increase leverage. Subsequent to September 30, 2015, two of the multifamily communities with carrying values of $165.4 million were used to secure the $200 Million Facility.

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

Property dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns. Other selection factors may include the age of the community, our critical mass of operating properties in the market, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment. During 2015, we sold two wholly owned multifamily communities for gross proceeds of $211.9 million, investing $165.2 million of such proceeds in new multifamily investments with the remaining proceeds expected to be invested in replacement properties by January 2016 as further described above.

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also obtain additional credit facilities or sell debt or equity securities of the Company.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced.

•	Land held for future development - Land is considered land held for future development when the land is held with no current significant development activity but may include development in the future.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments as of September 30, 2015, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of September 30, 2015	Actual/Estimated Quarter (“Q”) of Completion(b)	Physical Occupancy as of September 30, 2015
Lease up:
Cyan on Peachtree	Atlanta, GA	55%	329	$68.7	3Q 2015	55%
SEVEN	Austin, TX	55%	220	59.6	3Q 2015	66%
Zinc	Cambridge, MA	55%	392	180.6	4Q 2015	5%
Verge	San Diego, CA	70%	444	114.8	1Q 2016	23%
Nouvelle	Tysons Corner, VA	55%	461	166.2	1Q 2016	1%

Under development and construction:
OLUME	San Francisco, CA	55%	121	59.5	4Q 2015	N/A
The Alexan	Dallas, TX	50%	365	81.5	3Q 2016	N/A
SoMa	Miami, FL	55%	418	96.4	1Q 2016	N/A
Uptown Delray	Delray Beach, FL	55%	146	20.0	1Q 2017	N/A

Pre-development:
Huntington Beach (c)	Huntington Beach, CA	65%	510	43.0	2Q 2018	N/A
Total equity investments currently under development			3,406	890.3

Land held for future development:
Renaissance Phase II	Concord, CA	55%		10.9

Total development portfolio				901.2
Less: Construction in progress transferred to operating real estate				(351.9)
Total equity investment per condensed consolidated balance sheet				$549.3

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except OLUME, previously known as 1401 Mission, and Renaissance Phase II.

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

As of September 30, 2015, we have entered into construction and development contracts with $121.1 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms on the developments in our portfolio. These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of September 30, 2015, of our nine projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

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

As of September 30, 2015, for our equity investments in the development pipeline and two recently completed multifamily communities that stabilized during the three months ended September 30, 2015, we estimate remaining costs to us of $313.8 million, which excludes our share of estimated Developer Partner put options of $17.3 million. We currently project that we will fund these costs from:

Anticipated Sources of Funding
Construction loan draws	$289.1
Co-Investment Venture partner contributions	9.0
Other	15.7
Total	$313.8

We may supplement these sources with other capital sources.

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. Approximately 45% of the projected construction loan draws are available under binding loan commitments as of September 30, 2015 and we expect the balance to be funded by new construction loans, credit facilities or other capital sources. The remaining $15.7 million can be funded from various sources including cash and our existing credit facilities.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until certain of the communities are stabilized to obtain financing, particularly for smaller developments. Where we are currently seeking construction financing, we believe construction financing at current market terms is available at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of September 30, 2015, 30-day LIBOR was 0.19%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

We make debt investments in multifamily developments generally for the interest earnings; however, our two most recent debt investments provide us certain rights to acquire the underlying multifamily communities after completion.  As of

September 30, 2015, we have five wholly owned debt investments, three of which are fully funded. During 2015, we closed on two new debt investments with a total commitment of $27.1 million, advancing $4.3 million as of September 30, 2015. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates between 14.5% and 15%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of September 30, 2015 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of September 30, 2015	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Jefferson at One Scottsdale	Scottsdale, AZ	388	$22.7	$22.7	14.5%	December 2015
Kendall Square	Miami Dade County, FL	321	12.3	12.3	15.0%	January 2016
Jefferson Center	Richardson, TX	360	15.0	15.0	15.0%	September 2016
Jefferson at Stonebriar (b)	Frisco, TX	424	16.7	4.3	15.0%	June 2018
Jefferson at Riverside (b)	Irving, TX	371	10.4	—	15.0%	June 2018
Total loans		1,864	$77.1	$54.3	14.8%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)
We have the right of first refusal to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three and nine months ended September 30, 2015, we spent approximately $2.5 million and $6.8 million, respectively, in recurring and non-recurring capital expenditures. For the three and nine months ended September 30, 2014, we spent approximately $1.6 million and $4.8 million, respectively, in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

In addition, there may be a lag before receiving distributable income from our investments while they are under development or lease up. During this period, we may use portions of our available cash balances, credit facilities and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment projects are completed and begin to generate distributable income, we would expect to have additional funds available to distribute to our stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Further, the $200 Million Facility contains limitations that may restrict our distributions to 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT, beginning on December 31, 2015. For the nine months ended September 30, 2015, our declared distributions were 74% of our funds from operations during such period as calculated in accordance with the NAREIT definition. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.) Cash flow from operating activities has increased primarily due to increased NOI and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations also benefited from our PGGM CO-JV noncontrolling interest acquisition.

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

Distribution Activity

The following table shows the regular distributions declared for the nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2015		2014
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
Third Quarter	$12.5	$0.075	$14.9	$0.088
Second Quarter	12.5	0.075	14.7	0.087
First Quarter	12.5	0.075	14.6	0.086
Total	$37.5	$0.225	$44.2	$0.261

(a)       Represents distributions accruing during the period. Beginning with the fourth quarter of 2014, the board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Prior to the fourth quarter of 2014, regular distributions accrued on a daily basis and were paid in the following month.

Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2015. The quarterly distribution will be paid on January 5, 2016 to stockholders of record at the close of business on December 29, 2015.

Cash flow from operating activities exceeded regular distributions by $33.9 million for the nine months ended September 30, 2015 and cash flow from operating activities exceeded regular distributions by $3.3 million for the nine months ended September 30, 2014.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the nine months ended September 30, 2015, we distributed an estimated $11.8 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $59.6 million, which was greater than our regular distributions by $22.1 million.  For the nine months ended September 30, 2014, we distributed an estimated $15.9 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $31.8 million, which was less than our regular distributions by $12.6 million.  Further, our funds from operations exceeded our regular distributions by $13.2 million for the nine months ended September 30, 2015. Regular distributions exceeded funds from operations by $9.1 million for the nine months ended September 30, 2014. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

During the nine months ended September 30, 2014, approximately 40% of our regular cash distributions were funded from our DRIP. Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, all subsequent distributions have been, and are expected to be, funded with cash.

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

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions including Developer CO-JVs which are generally available after the tenth year after completion of the development. Under most of these provisions and during the specific time periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of September 30, 2015, no buy/sell arrangements have been triggered; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at September 30, 2015, have a contractual total of approximately $31.1 million for all such Developer CO-JVs. As of September 30, 2015, $1.1 million of puts are eligible for exercise. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become probable of redemption, and as of September 30, 2015, we have recorded approximately $28.0 million as redeemable noncontrolling interests.  Separate from put provisions, we have recorded in our September 30, 2015 condensed consolidated balance sheets redeemable noncontrolling interests of $1.9 million which are probable of being redeemed at their stated amounts if the developments achieve certain milestones primarily related to securing the building permits and final budgets at less than the approved maximum amounts.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2015 and December 31, 2014, we have approximately $17.2 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $121.1 million remaining to be paid as of September 30, 2015. We expect to enter into additional construction and development contracts related to our current and future development investments.

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

The following table presents a reconciliation of our net income (loss) to NOI and Same Store NOI for our multifamily communities for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$30.9	$(0.9)	$74.2	$6.7
Adjustments to reconcile net income (loss) to NOI:
Asset management fees	—	—	—	3.8
Corporate property management expenses	2.0	1.5	5.6	5.6
General and administrative expenses	5.2	4.5	14.7	11.4
Transition expenses	—	1.0	—	6.7
Interest expense	8.2	5.1	20.9	15.3
Depreciation and amortization	26.0	24.3	77.5	70.6
Interest income	(2.6)	(2.7)	(8.0)	(7.8)
Gains on sales of real estate	(34.4)	—	(83.0)	(16.2)
Other, net	0.7	0.1	4.1	0.6
NOI	36.0	32.9	106.0	96.7
Less non-comparable:
Revenue	(13.3)	(9.3)	(39.9)	(24.6)
Operating expenses	7.1	4.7	20.7	11.6
Same Store NOI	$29.8	$28.3	$86.8	$83.7

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$31.4	$(0.6)	$79.7	$—
Real estate depreciation and amortization (a)	17.3	15.2	50.9	44.3
Impairment (b)	—	—	3.1	—
Gains on sales of real estate	(34.4)	—	(83.0)	(9.0)
FFO attributable to common stockholders - NAREIT defined	$14.3	$14.6	$50.7	$35.3

GAAP weighted average common shares outstanding - basic	166.6	168.8	166.5	168.8
GAAP weighted average common shares outstanding - diluted	167.3	169.0	167.2	169.0

Net income (loss) per common share - basic and diluted	$0.19	$—	$0.48	$—
FFO per common share - basic and diluted	$0.09	$0.09	$0.30	$0.21

(a)         The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

(b)	The impairment related to our sale of a development. See further discussion of the impairment at “Operational Overview — Development and Debt Investment Activity.”

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended September 30, 2015 and 2014, we capitalized interest of $4.1 million and $4.8 million, respectively on our real estate developments.  For the nine months ended September 30, 2015 and 2014, we capitalized interest of $13.5 million on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the nine months ended September 30, 2015, we received and recorded income of $4.5 million related to disposition fees and promoted interests in connection with the PGGM CO-JV noncontrolling interest acquisitions.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source. The revised guidance allows for the use of either the full or modified retrospective transition method. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain limited partnerships. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will not have a material impact on our consolidated financial statements when adopted.

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

As of September 30, 2015, we had approximately $1.0 billion of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.65%, $433.5 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.10%, and amounts outstanding under credit facilities of $57.0 million with a weighted average of monthly LIBOR plus 2.32%. As of September 30, 2015, we had consolidated real estate notes receivable with a carrying value of approximately $53.6 million, a weighted average fixed interest rate of 14.8%, and a weighted average remaining maturity of 0.6 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2015, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2015 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facility interest expense	$(9.8)	$(7.4)	$(4.9)	$(2.5)
Interest rate caps	0.1	—	—	—
Cash investments	1.6	1.2	0.8	0.4
Total	$(8.1)	$(6.2)	$(4.1)	$(2.1)

There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. Also, where variable rate debt is used to finance development projects, the cost of the development is also impacted. If these costs exceed budgeted interest reserves, we may be required to fund the excess out of other capital sources. The table also does not reflect changes in operations related to any unconsolidated investments in real estate joint ventures, where we may not have control over financing matters and substantial portions of variable rate debt related to multifamily development projects where interest is capitalized.

As of September 30, 2015, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2015.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 16, 2014
3.2	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 16, 2014
4.1	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on December 16, 2014
10.1*	Severance Agreement, dated August 21, 2015, with Daniel Swanstrom, II
10.2*	Amendment to Severance Agreement, dated August 21, 2015, with Howard Garfield
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: November 4, 2015	/s/ Howard S. Garfield
Howard S. Garfield
Chief Financial Officer
(Principal Financial Officer)