Form 10-K
period 2015-12-31
Monogram Residential Trust, Inc.
filed 2016-02-26
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015 was $1,501,104,882.
As of January 29, 2016, the Registrant had 166,624,230 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, into Part III of this Form 10-K to the extent stated herein.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-K
Year Ended December 31, 2015

(1)
These items are omitted in whole or in part because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2015, portions of which are incorporated by reference herein.

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
Item 1.    Business
General
Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” “our” or “Monogram”) was organized in Maryland on August 4, 2006. We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goals are to increase earnings, long-term shareholder value and cash flow through the acquisition, development, and operation of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve these goals by allocating and repositioning capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These include luxury high-rise, mid-rise and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities. As of December 31, 2015, Monogram's portfolio includes investments in 56 multifamily communities in 10 states comprising 15,569 apartment homes.
Our investments may be wholly owned by us or held through joint venture arrangements with third-party investors, which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

At December 31, 2015, we held ownership interests in:

Equity investments

•
44 operating multifamily communities containing 11,969 residential units in 10 states, all of which are consolidated for financial reporting purposes. Of the 44 operating multifamily communities, 32 are held by CO-JVs.

•
seven developments of multifamily communities (including two developments in lease up) for 2,124 residential units in three states, all of which are consolidated for financial reporting purposes with six held by CO-JVs.

•	one parcel of land held for future development and held by a CO-JV.

Debt investments

•	four loan investments for the development of multifamily communities.

We target locations in primary markets and coastal regions with high job and rent growth, including transit oriented locations and vibrant areas offering cultural and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of December 31, 2015, our primary markets include Northern California, Southern California, New England, Mid-Atlantic, South Florida, Colorado, and Texas, representing 89% of the portfolio as measured by net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and expect to reposition and redeploy capital to improve long-term returns.

Substantially all of our business is conducted through our operating partnership, Monogram Residential OP LP, a Delaware limited partnership (the “Operating Partnership”). Our wholly owned subsidiary, Monogram Residential, Inc., a Delaware corporation (“MR Inc.”), owns less than 0.1% of the Operating Partnership as its sole general partner. The remaining ownership interest in the Operating Partnership is held as a limited partner's interest by our wholly owned subsidiary MR Business Trust, a Maryland business trust. As of December 31, 2015, the Operating Partnership has not issued any ownership interests to any noncontrolling interests in a so-called “UPREIT Structure,” but is organized in a manner that may facilitate an UPREIT Structure if advantageous to us in the future.
We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2015, we believe we are in compliance with all applicable REIT requirements.
Our office is located at 5800 Granite Parkway, Suite 1000, Plano, Texas 75024, and our telephone number is (469) 250-5500.
Since June 30, 2014, we have operated as a self-managed REIT, transitioning from an externally managed REIT pursuant to agreements (the “Self-Management Transition Agreements”) entered into with our prior sponsor and its affiliates, collectively referred to as “Behringer.” Our shares of common stock have traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE” since November 21, 2014.

Further discussion of our acquisition, development, disposition, co-investment, property management, financing and other strategies follows.

Acquisition Strategy

We focus on acquiring multifamily communities that we believe will produce increasing rental revenue and appreciate in value over our holding period. Our targeted acquisitions include existing core properties, as well as properties in various phases of development and lease up with the intent to transition those properties to core properties. Acquisitions provide us with immediate entries into markets, allowing more rapid earnings growth and rebalancing of our portfolio of assets than development investments. To date, we have made investments in individual multifamily communities. In the future, we plan to continue investing in individual multifamily communities and may pursue acquisitions of portfolios or other transactions. As discussed below, we may also acquire interests through Co-Investment Ventures.

We intend to acquire high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected inland cities that have long term high job and rent growth fundamentals, such as Dallas, Austin, Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically focused on urban and infill locations but may also include suburban and suburban-urban areas, which are generally high density, lifestyle sub-markets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

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

We have in-house development capabilities which include the expertise to execute developments on our own or through third-party developers, which may include strategic joint ventures with national or regional real estate developers and owners (“Developer Partners”). When we utilize third-party developers, we expect to be the controlling owner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition. Similar to our acquisition strategy, utilizing local developers, rather than establishing our own regional offices, provides us with a broader and more scalable approach to sourcing and executing developments with less fixed overhead. Our developer arrangements also generally include guaranteed maximum construction contracts (“GMAX”) which helps us manage our development and construction risks. However, whether developed in-house or through third-party developers, we maintain direct involvement in the development of each project in order to ensure that the finished product is suitable as a long-term investment and includes the kinds of upgrades that provide energy and operational efficiencies.

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of December 31, 2015, of the seven developments in our pipeline, all are entitled and only one is currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged five months for our development pipeline since 2011.

Similar to acquisitions, our development underwriting evaluates investments on a risk adjusted basis. We seek development opportunities that provide sufficient spreads to acquisitions to account for the additional development risks as well as total returns that are accretive relative to our portfolio and cost of capital. The majority of our development projects currently under construction were started prior to the recent escalation in land prices and prior to much of the on-going increases in construction costs. In many cases, recent cost increases have compressed development spreads as compared to acquisition and in many cases core urban developments, particularly outside of the west coast, are generating lower risk adjusted returns. We will continue to pursue development opportunities in our target markets if the opportunities meet our risk adjusted return expectations and align with our portfolio and capital allocation plans.

We engage reputable and experienced general contractors, architects and other design professionals for our development projects. Our development team monitors each project’s progress in order to ensure that our projects achieve the high quality of construction consistent with our targeted resident profile, and are generally completed on time and in line with budget. Our process is also predicated on securing GMAX construction contracts that are based upon complete plans and specifications, rather than design build where plans are finalized during construction. This not only reduces our exposure to cost overruns but also encourages our general contractors to lock in construction costs by buying out the underlying materials and subcontractors as soon as practicable. As of December 31, 2015, of our seven projects under construction, substantially all of the hard construction costs have been bought out, effectively locking in those costs. Our development process further coordinates with property management to ensure a smooth and seamless transition into leasing and operations.

Disposition Strategy

We continuously evaluate total return, net operating performance and growth prospects for our investments and markets as compared to alternative investments and will sell assets and redeploy capital as warranted. Other factors we consider include the critical mass of our operating properties in the market, overall fundamentals for the market and the age of the multifamily community. We may look to dispose of properties before major capital improvements are required, as well as when we see increasing risk of competition, changing sub-market fundamentals and/or in consideration of compliance with applicable federal REIT tax requirements.

We have internal professionals who utilize relationships with local owners and brokers to source dispositions. Sales agreements generally provide for a due diligence period by the seller with an amount of earnest money that is binding at the completion of the due diligence period.

In structuring dispositions, we consider federal REIT tax requirements. Accordingly, our dispositions may be structured as fee simple transactions, entity-level sales or like-kind tax exchanges, which generally involve using the proceeds to invest in other multifamily investments. To date, all of our dispositions have been for cash, where we have not provided any seller financing.

Co-Investment Strategy

We enter into strategic Co-Investment Ventures with institutional investors which we believe offer efficient, cost effective capital for growth. This institutional investor capital does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. However, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint ventures have been structured with relatively straightforward distributable cash flow provisions, where we are the manager of the Co-Investment Venture subject to certain approval rights with respect to certain major decisions retained by the noncontrolling partners.

We are the managing member for each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” and those with the MW Co-Investment Partner as “MW CO-JVs.” As further explained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Annual Report on Form 10-K, our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, while we may sell certain PGGM CO-JVs or buyout PGGM’s CO-JV interest from time to time, we expect to continue to enter into additional CO-JVs with PGGM. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect our MW CO-JVs to decline over time as properties are sold or we buy out our partner’s ownership interest in the multifamily communities.

When applicable, we refer to individual investments by referencing those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs.

We utilize Developer CO-JVs primarily for the Developer Partners’ development services, which allows us a cost effective structure to source and complete multifamily developments. In our structure, Developer Partners have limited initial capital investment, which is generally fully or partially reimbursed during the course of the development. The Developer Partners provide development cost overrun guarantees and receive back end interests that provide promoted payments once we (including PGGM in the case of a PGGM CO-JV) receive a return of all invested capital plus a preferred return. Developer Partners also generally have an option to put their developer interest at a fixed price after approximately one year after substantial completion. Accordingly, we generally do not consider Developer CO-JVs as a significant source of capital.

The table below presents a summary of our Co-Investment Ventures.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	December 31, 2015		December 31, 2014
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%	30	50% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
	39		46

(a)
Includes one unconsolidated investment as of December 31, 2014, which included a debt investment that was repaid in 2015. In May 2015, we also acquired PGGM’s interest in seven PGGM CO-JVs. As of December 31, 2015 and 2014, the PGGM CO-JVs include Developer Partners in 18 and 19 multifamily communities, respectively.

Property Management Strategy

We seek to achieve long-term earnings growth through our internal property management team and the strength of our operating platform. Our internal property management team and our branded property management company is known as “Monogram Apartment Collection.” We execute this strategy by employing:

•
a sharp focus on revenue management while growing and optimizing effective rents through robust amenity premiums and a strategy to push revenue opportunities and occupancy of other rentable spaces such as storage, reserved parking and garages;

•	a boutique-style service platform that measures resident satisfaction through third-party benchmarking, reputation management and resident feedback;

•	continuous improvement of process and technologies which drive operating efficiencies on-site;

•	a capital improvement strategy which enhances revenues, reduces operating costs and maintains the quality of each community; and

•	a progressive view of business intelligence and performance analytics.

Our on-site and regional offices report to our corporate property management group and are comprised of multifamily industry veterans with local market expertise. On-site property management teams at all levels as well as regional supervisors are incentivized with bonus programs that are based on achieving key operating metrics, including earnings targets and resident satisfaction scores.

We use web-based technology initiatives to support, track and measure cost effectiveness of marketing programs to drive traffic, and provide on-line access to our residents 24/7 to lease apartments, execute renewals, submit service requests, make payments electronically and receive communications electronically. We employ best in class software programs to optimize revenue and improve operational efficiency. Our comprehensive education and training platform contributes to the quality and consistency of operations at a national level and provides development of bench strength on the team.

Fundamental to our property management strategy is the development of our brand “Tailored Living,” which emphasizes the unique high end nature of our communities while maintaining individual personality and characteristics in each local market. Accordingly, we made a strategic decision not to brand individual assets with one single name identification. Instead the “Tailored Living” brand is built upon a “service and quality asset platform” rather than a naming convention. Consistency of resident experience is the common thread for creating a preference for our brand.

Financing Strategy

The objective of our financing strategy is to maintain a strong balance sheet and provide liquidity to manage and grow the Company. We plan to achieve these objectives generally through limiting operating leverage as a percent of gross assets to not more than 55%. We currently are meeting our short-term liquidity needs through our cash and cash equivalents and borrowings under our combined $350 million credit facilities.
For our development pipeline, we expect to utilize our credit facilities and individual project construction financing, generally at 50% to 60% of cost either with conventional bank construction financing or longer term construction financing. Conventional construction financing is expected to be at floating rates which allow for greater flexibility in refinancing. The base terms of these construction borrowings typically extend through the projected stabilization of the development, which may include one or two 12 month extension options. We may also obtain longer term construction financing that would extend past the stabilization period, with terms of seven to 10 years, when we can lock in favorable financing. We do expect to have increased borrowings related to our development pipeline, since most of our equity requirements have already been met, and we are now drawing down on our construction loans. For developments that have existing construction financing commitments, we expect additional consolidated borrowings of $79.4 million subsequent to December 31, 2015 to complete our development pipeline. For other developments without current construction financing commitments, we have access to other sources of capital, including existing cash balances, credit facilities and new construction financings. Accordingly, our use of consolidated borrowings may change over time.
Additionally, we may fund some of our future investments with Co-Investment Venture arrangements as discussed above. In addition to diversification and fee opportunities, our Co-Investment Ventures also allow us to preserve our capital while continuing to invest in and operate the portfolio.
As a part of our long-term finance plans, we may consider other debt and equity offerings, refinancings and dispositions. In evaluating these options, we may consider our current and projected cost of equity versus debt, our debt maturity schedule, liquidity requirements and the other factors discussed above.

Other Strategies and Activities

We may deploy other strategies to increase total returns and shareholder value. As with other investments, we evaluate whether these investments produce sufficient risk adjusted returns, are accretive to our cost of capital and are consistent with a strong balance sheet. Over the last few years, we saw an opportunity to invest in development mezzanine loans that were not being met by other capital providers, which provided annualized cash returns in excess of 14%. As development capital has generally returned to the multifamily sector, these investment opportunities have not been as readily available at the returns that we require. Accordingly, we generally expect our current outstanding mezzanine loans to be paid off near maturity and not replaced or if they are, they may be replaced at lower levels than our current investments.

2015 Highlights
Key transactions and highlights for 2015 included:

•
Increased same store comparable total rental revenues for our multifamily communities by 4.5% from $173.3 million in 2014 to $181.1 million in 2015, and total consolidated rental revenue by 13.9% from $209.0 million in 2014 to $238.1 million in 2015;

•	Our investment activity in 2015:

◦	Completed construction of five developments with 1,614 units, investing $123.3 million;

◦	Achieved stabilization of six multifamily developments, increasing our total stabilized communities to 40;

◦	Acquired three multifamily communities investing $213.5 million, all structured to complete like-kind tax exchanges:

▪	Two recently completed multifamily communities with 416 units located in coastal markets, investing $165.3 million;

▪	A 96% complete multifamily development with 120 units in Florida, investing $48.2 million;

◦	Acquired noncontrolling interests from PGGM in six multifamily communities, investing $121.6 million increasing our wholly owned multifamily communities to 13;

◦	Sold three multifamily communities for a sales price of $254.6 million, before closing costs:

▪	two stabilized multifamily communities and one multifamily development resulting in net gains of approximately $79.8 million;

•	Obtained a $200 million credit facility, $97.5 million in new permanent mortgage financing, and new construction financing with a total commitment of $40.6 million;

•	Declared total distributions of $50.0 million, an annual rate of 3.1% (based on our $9.76 per share price at market close on December 31, 2015); and

•
Reported net income for 2015 of $66.7 million, an increase from 2014 reported net income of $0.3 million, where a substantial portion of the increase related to increased gains from sales of multifamily communities of $66.6 million. Funds from operations (“FFO”) increased by 43.4% from $44.9 million in 2014 to $64.4 million in 2015. (See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”)).

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
During 2013, we began to utilize a taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including property and asset management and other services and the conduct of certain nonqualifying real estate transactions. Our TRS is a wholly owned subsidiary of the Operating Partnership and is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes. For the year ended December 31, 2015, our TRS did not recognize any significant income tax expense/(benefit) related to the taxable income of the TRS.

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

Employees
As of January 31, 2016, we have 366 employees.

Industry Segment
Our current business consists of investing in, developing and operating multifamily communities. Substantially all of our consolidated net income is from multifamily communities and related investments that we wholly own or own through joint ventures. Our management evaluates operating performance on an individual property and/or joint venture level. However, as each of our wholly owned communities and joint ventures has similar economic characteristics, we are managed on an enterprise-wide basis with one reportable segment.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-202-551-8090 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC's website at www.sec.gov.

We maintain a website at www.monogramres.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the "Investor Relations" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE.

Item 1A.  Risk Factors

The factors described below represent our principal risks. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

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
Local conditions in the markets in which we own multifamily communities or in which the collateral securing our loans is located may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

•	layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	an oversupply of, or a lack of demand for, multifamily and single family housing;

•	a decline in household formation;

•	the inability or unwillingness of residents to pay rent increases; and

•	rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents.
For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.
Competition in the multifamily market may adversely affect our operations and the rental demand for our multifamily communities.
There are numerous housing alternatives that compete with our multifamily communities in attracting residents. These include other multifamily communities, condominiums and single-family homes that are available for rent in the markets in which our multifamily communities are located. If the demand for our multifamily communities is reduced or if competitors develop and/or acquire competing multifamily communities, rental rates may drop, which may have a material adverse effect on our financial condition and results of operations. We also face competition from other REITs, businesses and other entities in the acquisition, development and operation of multifamily communities. This competition may result in an increase in costs and prices of multifamily communities that we acquire and/or develop.
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
Short-term multifamily community leases expose us to the effects of declining market rent and could adversely affect our ability to make cash distributions to our stockholders.
Substantially all of our multifamily community leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms, which could adversely affect our ability to make cash distributions to our stockholders.

Our investments are dependent on residents for revenue, and lease terminations could reduce our ability to make distributions to our stockholders.
The success of our real property investments is materially dependent on the financial stability of our residents. Lease payment defaults by residents could cause us to reduce the amount of distributions to our stockholders. A default by a significant number of residents on his or her lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a substantial number of leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of our residents leasing the related real estate.
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
We may be required to make significant capital expenditures to improve our apartment homes in order to retain and attract residents or to sell, upgrade or reposition an apartment community in the market.
When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, or to attract new residents, we may be required to expend funds for capital improvements to the vacated apartment homes. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.
Communities that have significant vacancies could be difficult to sell, which could diminish the return on your investment.
A community may incur vacancies either by the continued default of residents under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of the community could be diminished because the market value of a particular property will depend primarily upon the value of the leases of such property.
Difficulty of selling multifamily communities could limit flexibility.
Federal tax laws may (subject to a statutory “safe harbor”) limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community or otherwise hold the asset as a “dealer,” and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change our portfolio or dispose of communities in our portfolio promptly in response to changes in economic or other conditions.
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our communities.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply;

•	availability of low interest mortgages for single family home buyers;

•	geopolitical instability;

•	residents' perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located; and

•	our ability to provide adequate management, maintenance and insurance.
For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.
Expansion, development and redevelopment projects entail the following considerable risks which can result in increased costs of a project or loss of our investment and could diminish the return on your investment:

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

•
The construction costs of a development or redevelopment property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, which are based on market conditions at the time we prepare our budgets, possibly making the associated investment unprofitable.

•
Occupancy rates and rents at a new development or redevelopment community may fail to meet our original expectations or be sufficient to fully offset the effects of any increased construction or reconstruction costs for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities.

•
We may incur liabilities from third parties during the development or redevelopment process, including in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as with respect to commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements).

•	There may be a significant time lag between commencement and completion of the development or redevelopment project, subjecting us to greater risks due to fluctuations in the general economy.

•
We may not complete construction and leasing of a community on schedule, which may result in increased debt service expenses and construction or renovation costs, and could give prospective residents the right to terminate preconstruction leases for a newly developed project.

•	Significant changes in economic conditions could adversely affect our ability to attract prospective residents and to lease newly developed and redeveloped communities.

•	We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups.

•
Our developer may fail to control construction costs or to build in conformity with plans, specifications and timetables, which could necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the developer's control.

•	We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction.

•	We will be subject to normal lease up risks relating to newly constructed projects.

•
We must also rely upon projections of rental income and expenses and estimates of the fair market value of a community upon completion of construction when agreeing upon a price to be paid for the community at the time of acquisition of the community. If our projections are inaccurate, we may pay too much for a community, and the return on our investment could suffer.

In addition, we may invest in unimproved real property or loans on unimproved property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.

Unbudgeted capital expenditures or cost overruns for ongoing or planned development or redevelopment projects could adversely affect business operations and cash flow.
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
Further, we may guarantee all or a portion of the construction financing, including the obligation to pay interest on the financing until the development project is completed, leased up and permanent financing is obtained or the construction loan is otherwise paid. Unexpected delays in the completion of development or redevelopment projects, unexpected cost increases or budget overruns could also have a significant adverse impact on business operations and cash flow.
Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.
We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of multifamily development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. We may rely upon the substantial net worth of the contractor or developer or a guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed at a specified time, on budget and in accordance with the plans and specifications. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. On a more limited basis, we may also utilize completion or performance bonds to help ensure performance by the developers. We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
Developers of the projects in which we invest are exposed to risks, which could increase our risk of loss in the event a developer fails to perform its obligations to us.
The developers of the projects in which we invest are exposed to risks not only with respect to our projects, but also with respect to other projects in which they are involved. A developer's obligations on another project could cause it financial hardship and even lead to bankruptcy, which could lead to a default on one of our projects. A default by a developer in respect of one of our multifamily development project investments, or the bankruptcy, insolvency or other failure of a developer for one of such projects, may require that we determine whether we want to assume the senior loan, take over development of the project, find another developer for the project, or sell our interest in the project. Such developer failures could delay efforts to complete or sell the development project and could ultimately preclude us from full realization of our anticipated returns. Such events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may not be available, in order to hold and complete the development project through stabilization.
Generally, under bankruptcy law and our bankruptcy guarantees with our development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner. However, in the event of a bankruptcy by the developer-guarantor, we cannot assure you that the developer or its trustee will continue or otherwise satisfy its obligations. The bankruptcy of any developer and the rejection of its development obligations would likely cause us to have to complete the development on our own or find a replacement developer, which could result in delays and increased costs. We cannot assure you that we would be able to complete the development on terms as favorable as when we first entered into the project.
In some cases, in order to obtain financing on a development project, we may be asked to provide recourse, completion or payment guarantees to the lender. If the developer fails to complete the project, if the project is delayed or if the completed project fails to generate the expected cash flow, we may be liable under a loan guaranty. The occurrence of any such events may have a negative impact on our results of operations and our ability to pay distributions.
Risks associated with co-ownership arrangements with our co-venture partners, co-tenants or other partners.
As of December 31, 2015, 39 of our 56 investments in multifamily communities have been made through Co-Investment Ventures. In the future, we may enter into additional joint ventures or other co-ownership arrangements for the acquisition, development or improvement of communities as well as the acquisition of real estate-related investments. We may also purchase and develop communities in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the communities, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including the possibility that our partner in an investment might be unable to or otherwise refuse to make capital contributions when due; that we may incur liabilities as the result of action taken by our partner; that our partner might at any time have economic or business interests or goals that are inconsistent with ours; and that our partner may be in a position to take action contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy/sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Any of these events could have an adverse effect on our results of operations.
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
We have, and may have in the future, interests under joint venture agreements that are subject to buy/sell rights. If we are not able to maintain sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase, or satisfy an obligation to purchase, an interest of a co-venture partner, we may be forced to forego an investment opportunity or sell our interest when we would otherwise prefer not to sell the interest, and may be exposed to potential liability for a breach of an obligation under a joint venture agreement. Any of the foregoing events could have an adverse effect on our results of operations.
The form, timing and/or amount of distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing and/or amount of cash distributions to our stockholders will be declared at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our board of directors may consider relevant. Our board of directors may modify our distribution policy from time to time.
Our revenue and net income may vary significantly from one period to another due to investments in properties in various phases of development, redevelopment or repositioning, which could increase the variability of our cash available for distributions.
We have made and may continue to make investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when the number of our projects in development or redevelopment, communities in lease up or our properties with significant capital requirements increases without a corresponding increase in stable revenue-producing communities, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the communities to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.
We may have to make decisions on whether to invest in certain communities or real estate-related investments prior to receipt of detailed information on the investment.
In order to effectively compete for the acquisition of communities and other real estate-related investments in the current market, we may be required to make investment decisions and be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on a community or real estate-related asset investments. In such cases, the information available to us at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular investment, may be limited, and we may not have access to detailed information regarding any particular investment community, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment community. Therefore, no assurance can be given that we will have knowledge of all circumstances that may adversely affect an investment. In addition, we may rely upon independent consultants in connection with their evaluation of proposed investment communities, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.
We maintain comprehensive insurance coverage for general liability, property and other risks on all of our apartment communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders may require that specific coverage against terrorism be purchased by property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, the nature of the activities at certain communities we may acquire may expose us and our operators to potential liability for personal injuries and property damage claims. We cannot assure you that we will have adequate coverage for any such losses. In the event that any of our communities incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than any potential capital reserves or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged community, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.
We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in our Northern California or Southern California markets) or destructive weather event (such as a hurricane, especially within our South Florida or Mid-Atlantic markets) affecting a region may have a significant negative effect on our financial condition and results of operations. As of December 31, 2015, we owned or had an ownership interest in properties that are located in the San Francisco Bay Area, Southern California, Florida and the Washington, D.C. Area. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
We are also exposed to risks associated with inclement winter weather, particularly in our New England, Mid-Atlantic and Colorado markets in which many of our properties are located, including increased costs for the removal of snow and ice as well as from delays in construction. Inclement weather also could increase the need for maintenance and repair of our properties.
Climate change may adversely affect our business.
To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our communities located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in revenue. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future could increase the costs of maintaining or improving our existing properties or developing new communities.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Many environmental laws restrict the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. These laws and regulations generally govern wetlands protection, storm water runoff, wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Such environmental laws often provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated communities, regardless of fault or the legality of the original disposal. Noncompliance with such laws and regulations may therefore subject us to fines and penalties. We can provide no assurance that we will not incur any material liabilities as a result of noncompliance with these laws and regulations. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the community or to use the community as collateral for future borrowing.
High costs associated with the investigation or remediation of previously undetected environmentally hazardous conditions may adversely affect our operating results.
We are subject to various federal, state and local environmental and public health laws, regulations and ordinances.
Under various federal, state and local environmental and public health laws, ordinances and regulations, we may be required to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our communities (including in some cases natural substances such as methane and radon gas). We may also be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of investigation, removal or remediation and of defending against claims of environmental liability or paying personal injury claims could be substantial and may exceed any insurance coverage that we have for such events. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected community. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
We may face risks relating to chemical vapors and subsurface contamination.
We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation, property damage or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors or volatile organic compounds from soils or groundwater underlying or in the vicinity of those buildings or in nearby properties. In addition, some of our retail tenants, such as dry cleaners, may operate businesses which may emit chemical vapors or otherwise use chemicals subject to environmental regulation. We can provide no assurance that we will not incur any material liabilities as a result of vapor intrusion at our communities.
We may face risks relating to microbial matter growth.
Microbial matter growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of microbial matter at multifamily and other structures, and the need to remediate such microbial matter, is not a new phenomenon, there has been increased awareness in recent years that certain microbial matters may produce airborne toxins or irritants and exposure to such microbial matter may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If a significant microbial matter problem were to arise at one of our communities, we could be required to undertake a costly remediation program to contain or remove the microbial matter from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage, thereby reducing our operating results.
Our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient.
Operating communities or land being considered for potential acquisition by us are subjected to at least a Phase I or similar environmental assessment prior to closing, which generally does not involve invasive techniques such as soil or ground water sampling. A Phase II assessment is conducted if recommended in the Phase I report. These assessments may not identify all potential environmental liabilities. Moreover, we may in the future discover adverse environmental conditions at our properties, including at properties we acquire in the future, which may have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination, or if remediation costs exceed estimates. We can provide no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.
Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act and the Fair Housing Act may affect cash available for distributions.
Our communities and the communities underlying our investments are expected to be subject to the Americans with Disabilities Act of 1990, as amended (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire communities that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party to comply with such laws. However, we cannot assure you that we will be able to acquire communities or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.
The multifamily communities in which we invest must comply with Title III of the Disabilities Act, to the extent that such communities are deemed “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential communities, such as multifamily communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.
We also must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily communities for compliance with the requirements of the FHAA and Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
We will incur mortgage indebtedness and other borrowings, which will increase our business risks.
We do not intend to incur mortgage debt on a particular community unless we believe the community's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a community may result in foreclosure actions initiated by lenders and our loss of the community securing the loan that is in default. For tax purposes, a foreclosure of any of our communities would be treated as a sale of the community for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the community, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our communities. When we give a guaranty on behalf of an entity that owns one of our communities, we will be responsible to our lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real community may be affected by a default. If any of our communities are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.
We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.
We may be a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and directors.
We may not be able to refinance the mortgages on our multifamily communities on favorable terms or at all, which could reduce the amount of cash available for distribution to our stockholders.
We may not be able to refinance the mortgages on our multifamily communities when the loans come due on favorable terms or at all. If interest rates are higher when the communities are refinanced, we may not be able to refinance the communities at reasonable rates and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Our financial condition and ability to pay distributions could be adversely affected by financial covenants under our credit facilities.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) and a $150 million credit facility (the “$150 Million Facility”). The terms of the agreements for each of these credit facilities contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreements also contain customary default provisions including, among others, the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants and cross-default provisions. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial returns to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreements, which could have a material adverse effect on our financial condition.

Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the year ended December 31, 2015, our declared distributions were 78% of our funds from operations during such period as calculated in accordance with the NAREIT definition. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Performance Measures - Funds from Operations” for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income. This covenant could limit our ability to pay distributions to our stockholders.

Violating the covenants contained in either of our credit facility agreements would likely result in us incurring higher finance costs and fees and/or an acceleration of the maturity date of advances under the applicable credit facility agreement, all of which could have a material adverse effect on our results of operations and financial condition.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective community without the prior consent of the lender. Loan documents we enter into may contain other negative covenants that may limit our ability to further mortgage the community, discontinue insurance coverage or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and limit our ability to make distributions to our stockholders.
Our ability to obtain financing on reasonable terms could be impacted by volatile credit and capital market conditions.
Commercial real estate debt markets have recently experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies and global financial issues, including slowing growth in China, and recessionary implications. Should these conditions increase our overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance our acquisitions of multifamily communities using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
Increases in interest rates could increase the amount of our debt payments, adversely affect our ability to make distributions to our stockholders and adversely affect the market price of our common stock.
We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our communities in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns. Additionally, an increase in market interest rates may lead investors of our common stock to demand a greater dividend yield, which could adversely affect the market price of our common stock.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the community underlying the mortgage. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the community underlying the mortgage at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these events could have a significant, negative impact on your investment.
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
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Although these instruments may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings.
If we lose or are unable to obtain key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of our executive officers and our other key personnel, including Mark T. Alfieri, Daniel Swanstrom, II, Howard S. Garfield, Daniel J. Rosenberg, Ross P. Odland, Margaret M. Daly, Robert T. Poynter, James A. Fadley and James J. McGinley, III, each of whom would be difficult to replace. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. As we expand, we will continue to try to attract and retain qualified additional key personnel, but may not be able to do so on acceptable terms. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of executive officers and other key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered, and our operations and financial results could suffer.
We have transitioned to a self-managed REIT and therefore have less operating experience being self-managed than our public company peers.
Between July 2013 through June 2014, we transitioned to a self-managed REIT. While we no longer bear all the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external advisor or their affiliates. Our employees now provide us services historically provided by our former external advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. In addition, we have limited experience operating as a self-managed REIT and we may encounter unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
A breach of our privacy or information security systems could materially adversely affect our business and financial condition.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As a result, privacy and information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.

Our business requires us to use and store resident and employee personal identifying information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We also engage third party service providers that may have access to such personal identifying information in connection with providing necessary information technology, security and other business services to us. The collection and use of personal identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our communities.

Resident and employee personal identifying information may be stored in hard copy or electronically by us and the third party service providers. Such information that is stored electronically may be at risk of cyber-attack. We devote significant resources to network security to protect our systems and data. Our security measures include user names and passwords to access information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures, however, cannot provide absolute security. They may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts, including personally identifiable information of residents and employees. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, we may experience a breach of our systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects our systems, or those of our third party service providers, or results in the unauthorized release of personal identifying information, our reputation and brand could be materially damaged and materially adversely affect our business. We also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.

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
In order for us to qualify as a REIT, we must satisfy certain highly technical and complex requirements set forth in the Code and Treasury Regulations for which there are only limited judicial and administrative interpretations, and which may be determined based on various factual matters and circumstances that are not entirely within our control. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying. We believe we have been and are organized and qualified as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates (subject to any applicable alternative minimum tax). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings because of the additional tax liability. In addition, we would no longer be required to make distributions to our stockholders. Our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect your return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell communities through taxable REIT subsidiaries, each of which could diminish the return to our stockholders.
It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a community held by us outside of a TRS primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax unless we qualify for a safe harbor. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax, but compliance with the safe harbor may not be practical for any particular sale.
If we desire to sell a community pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we dispose of the property through a TRS, but there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor or circumstances where it may not be clear whether the TRS or the REIT would be treated as the seller for U.S. federal income tax purposes. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisers that the disposition is not likely subject to the 100% penalty tax. In cases where a property disposition is not effected (or is not treated as being effected) through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be available for investment by us or distribution to our stockholders.
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may transfer the property to a TRS if we believe that such transfer would permit the TRS to be respected as the seller of the property for U.S. federal income tax purposes. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property, pay corporate income tax (if any) on the gain from such sale, and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. This tax obligation would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS, that would be distributable to our stockholders.
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
We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our tenants by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a tenant of ours) would be increased based on arm’s length negotiations.
Any TRS itself would be subject to corporate income tax at the federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS, that would be distributable to our stockholders. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates.
As a REIT, the value of the non-mortgage securities we hold in our TRSs generally may not exceed 25% of the total value of our assets at the end of any calendar quarter through December 31, 2017, and may not exceed 20% of the total value of our assets at the end of any calendar quarter thereafter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% or 20%, as applicable, of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
If our Operating Partnership fails to maintain its status as a partnership or disregarded entity for tax purposes, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to maintain the status of the Operating Partnership as a partnership (or disregarded entity) for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a disregarded entity or as an entity taxable as a partnership, the Operating Partnership would be taxable as a corporation. This would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid income and/or excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the “margin tax” in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.
Our subsidiary REITs would be subject to similar state and local taxes, and in addition may be or become subject to taxes imposed by certain states upon captive REITs.
We may be disqualified from treatment as a REIT if a joint venture entity elects to qualify as a REIT and is later disqualified from treatment as a REIT.
As part of our joint ventures, such as our joint ventures with the PGGM Co-Investment Partner and the MW Co-Investment Partner, we have and we may in the future form subsidiary REITs that will acquire and hold assets. In order to qualify as a REIT, each subsidiary REIT must satisfy certain highly technical and complex requirements set forth in the Code and Treasury Regulations for which there are only limited judicial and administrative interpretations, and which may be determined based on various factual matters and circumstances that are not entirely within our control. We may be unable to satisfy these requirements for the subsidiary REITs created in our joint ventures. In the event that a subsidiary REIT is disqualified from treatment as a REIT, we will be disqualified from treatment as a REIT as well absent our ability to comply with certain relief provisions, which may not be available.
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
There is generally a reduced tax rate on dividends paid by corporations to individuals equal to the capital gain rate, which is currently at a maximum tax rate of 20%. REIT distributions generally do not qualify for this reduced rate. The more favorable rates applicable to regular corporate dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of our stock. The maximum corporate tax rate for dividends received by corporations is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although we have determined that it is in the best interests of our stockholders under current law to elect and maintain REIT status, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders in periods prior to January 1, 2015, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. For periods prior to January 1, 2015, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not have been “preferential dividends.” A dividend is generally not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we inadvertently paid a preferential dividend prior to January 1, 2015, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income for such period and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated as inadvertently paying preferential dividends for periods prior to January 1, 2015. For publicly offered REITs, the rules providing for the disqualification of preferential dividends for purposes of satisfying the annual distribution requirement for REITs was repealed for periods beginning after December 31, 2014. The preferential dividend rules will continue to apply to our subsidiary REITs.
Certain provisions contained in our charter and bylaws and certain provisions of Maryland law could delay, defer or prevent a change in control.

There are provisions in our charter and bylaws and certain provisions of Maryland law may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:
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
Issuance of additional shares of capital stock. Our charter permits our board of directors to issue up to 1,000,000,000 shares of capital stock. Our board of directors, without any action by our stockholders, may: (1) increase or decrease the aggregate number of shares; (2) increase or decrease the number of shares of any class or series we have authority to issue; or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of any such shares of capital stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Business combinations under Maryland law. Certain provisions of Maryland law prohibit “business combinations” with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of our outstanding voting securities (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, holders of common stock receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its common stock. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by our board of directors before the time that the Interested Stockholder becomes an Interested Stockholder. Our bylaws contain a provision exempting any “business combination” involving us from this statute. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. However, such amendment or elimination may only be done with the affirmative vote of a majority of the votes cast on the matter by the holders of the issued and outstanding shares of our common stock. The business combination statute could have the effect of discouraging others from trying to acquire control of us and increase the difficulty of consummating any offer.
Control share acquisitions under Maryland law. Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the person who makes or proposes to make a control share acquisition, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition, directly or indirectly, of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions. This provision does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting any and all acquisitions by any person of shares of our stock from this statute. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. However, such amendment or elimination may only be done with the affirmative vote of a majority of the votes cast on the matter by the holders of the issued and outstanding shares of our common stock. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.
Subtitle 8 of Title 3. Subtitle 8 of Title 3 of the Maryland General Corporation Law (“MGCL”) permits a board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. We have elected in our charter to be subject to the provision of Subtitle 8 that provides that vacancies on our board of directors may be filled only by the remaining directors. We have not elected to be subject to any of the other provisions of Subtitle 8, including the provisions that would permit us to classify our board of directors or increase the vote required to remove a director without stockholder approval. However, our board of directors could elect to provide for any of the foregoing provisions in the future.
Stockholders have limited control over changes in our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders currently have a right to vote only on the following matters:

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

•	effect reverse stock splits; and

•	opt into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

•	our liquidation and dissolution; and

•	except as otherwise permitted by law, our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or similar reorganization.
All other matters are subject to the discretion of our board of directors.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock and 125,000,000 shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Investors will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in future public or private offerings; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of common stock upon the conversion of our convertible stock; (4)  issue restricted stock units or other awards pursuant to our incentive award plan; or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
Your investment may be diluted upon conversion of the Series A Preferred Stock.

In connection with our transition to a self-managed company, we issued to affiliates of Behringer Harvard Multifamily Advisors I, LLC (“Behringer”), our former external advisor, 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock may be converted into shares of our common stock, in connection with certain triggering events including (a) a listing of our common stock on a national exchange (the “Listing”), (b) upon a “change of control,” as defined in the charter (a “Change of Control”) or (c) upon Behringer’s election to cause the conversion to occur at any time between the actual date of the Listing and December 31, 2016. The likelihood and timing of a conversion will depend on a number factors, including whether there is sufficient economic value under the conversion formula to merit conversion and whether Berhinger elects to cause a conversion prior to December 31, 2016. You may experience dilution upon the conversion the Series A Preferred Stock.

The market price and trading volume of our shares of common stock may be volatile.

The market price of our common stock has recently been, and may continue to be, volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead our stockholders to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur or acquisitions we make in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	investor confidence in the stock and bond markets, generally;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market and economic conditions.

A large number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. Our board of directors may also authorize the issuance of additional authorized but unissued shares of common stock or other authorized but unissued securities at any time, including pursuant to our incentive award plan. As of December 31, 2015, 166,611,549 shares of our common stock were issued and outstanding, as well as 10,000 shares of our Series A Preferred Stock which may be convertible into shares of our common stock. In addition, as of December 31, 2015, we had reserved an additional 19,423,636 shares of common stock for future issuance under our incentive award plan. We have also filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Description of Properties and Real Estate-Related Assets

We make real estate investments through wholly owned entities or through Co-Investment Ventures, which may in turn invest through Property Entities. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. Our investments are geographically diversified and include operating and development investments.
The following tables present our consolidated real estate investments as of December 31, 2015. The equity and debt investments are separately categorized based on geographic region and the stage in the development and operation of the respective investment. All categorizations are based on each investment’s status as of December 31, 2015. The definitions of each stage are as follows:

•	Operating Communities:

◦	Same Store are communities that are stabilized (generally once achieving 90% occupancy) for both the current and prior reporting year.

◦	Stabilized Non-Comparable are communities that have been stabilized or acquired after January 1, 2014.

◦	Lease ups are communities that have commenced leasing but have not yet reached stabilization.

•
Developments include communities currently under construction for which leasing activity has not commenced, pre-development communities where construction has not yet commenced and land held for future development.

As of December 31, 2015, multifamily communities that we held an interest in were classified in the following stages:

Classification	Number of Communities	Number of Units
Equity Investments:
Operating Multifamily Communities:
Same Store	29	8,081
Stabilized Non-Comparable	11	2,498
Lease up	4	1,390
Total Operating Multifamily Communities	44	11,969

Developments:
Developments in lease up	2	862
Under development and construction	5	1,262
Land held for future development	1	—
Total Developments	8	2,124

Total Equity Investments in Multifamily Communities	52	14,093

Debt Investments:
Developments	4	1,476

Total Equity and Debt Investments	56	15,569

Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets:

•	Colorado - Includes communities in the Denver market.

•	Florida — Includes communities in the following markets: North Florida (Orlando market) and South Florida (Miami and Fort Lauderdale markets).

•	Georgia — Includes communities in the Atlanta market.

•	Mid-Atlantic — Includes communities in the following markets: Washington, DC and Philadelphia.

•	Nevada — Includes communities in the Las Vegas market.

•	New England — Includes communities in the Boston market.

•	Northern California — Includes communities in the greater San Francisco market.

•	Southern California — Includes communities in the following markets: greater Los Angeles and San Diego.

•	Texas — Includes communities in the following markets: Austin, Dallas, and Houston.

						As of December 31, 2015
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)(f)
Operating Properties by Geographic Region
Same Store:
Colorado
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	94%	$2,198	$65.7
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	95%	1,584	47.3
Skye 2905	Denver, CO	400	100%	2008	2010	96%	1,811	85.1
Florida
The District Universal Boulevard	Orlando, FL	425	100%	2010	2009	96%	1,234	52.6
Satori	Fort Lauderdale, FL	279	55%	2007	2010	97%	2,217	70.0
Georgia
The Reserve at LaVista Walk	Atlanta, GA	283	100%	2010	2008	97%	1,473	31.6
Mid-Atlantic
55 Hundred	Arlington, VA	234	55%	2007	2010	96%	1,849	68.5
Bailey's Crossing	Alexandria, VA	414	55%	2007	2010	95%	1,925	110.5
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2004	96%	1,605	51.4
The Cameron	Silver Spring, MD	325	100%	2007	2010	95%	2,096	88.9
The Lofts at Park Crest	McLean, VA	131	55%	2010	2008	93%	3,045	37.9
Nevada
The Venue	Clark County, NV	168	55%	2008	2009	94%	993	21.1
Veritas	Henderson, NV	430	100%	2007	2011	94%	1,091	51.1
New England
Stone Gate	Marlborough, MA	332	100%	2011	2007	99%	1,599	53.2
West Village	Mansfield, MA	200	55%	2011	2008	94%	1,854	29.4
Pembroke Woods	Pembroke, MA	240	100%	2012	2006	95%	1,585	37.3
Northern California
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	55%	2010	2003	96%	1,877	30.9
Acappella	San Bruno, CA	163	100%	2010	2010	96%	3,069	44.5
(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2015
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)(f)
Northern California, continued
Argenta	San Francisco, CA	179	55%	2011	2008	96%	$4,192	$77.9
Renaissance Phase I	Concord, CA	132	55%	2011	2008	94%	2,612	34.9
Southern California
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	96%	2,169	48.9
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	95%	3,764	67.6
The Gallery at NoHo Commons	Los Angeles, CA	438	55%	2009	2008	97%	1,767	86.9
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	96%	2,529	30.7
Texas
Allegro (g)	Addison, TX	393	100%	2010	2013	95%	1,601	49.7
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	95%	1,300	37.6
Eclipse	Houston, TX	330	55%	2007	2009	94%	1,357	42.4
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	97%	1,364	49.4
Grand Reserve	Dallas, TX	149	100%	2010	2009	97%	2,242	26.7
Total Same Store		8,081			2009	96%	1,825	1,529.7

Stabilized Non-Comparable:
Colorado
Point 21	Denver, CO	212	55%	2012	2015	95%	1,900	46.3
Florida
The Franklin Delray	Delray Beach, FL	180	55%	2012	2013	96%	1,834	30.9
The Mark	Boca Raton, FL	208	100%	2015	2015	96%	2,309	81.4
New England
Everly	Wakefield, MA	186	55%	2012	2014	95%	2,003	44.3
Northern California
Vara	San Francisco, CA	202	100%	2013	2013	95%	3,570	100.0
Southern California
Blue Sol	Costa Mesa, CA	113	100%	2013	2014	92%	2,535	35.7
Texas
4110 Fairmount	Dallas, TX	299	55%	2012	2014	95%	1,564	40.8
Allusion West University	Houston, TX	231	55%	2012	2014	96%	1,769	38.3
Arpeggio Victory Park	Dallas, TX	377	55%	2012	2014	93%	1,548	54.9
Muse Museum District	Houston, TX	270	55%	2012	2014	97%	1,787	46.0
SEVEN	Austin, TX	220	55%	2011	2015	94%	2,971	58.8
Total Stabilized Non-Comparable		2,498			2014	95%	2,077	577.4

Lease Up:
Georgia
Cyan on Peachtree	Atlanta, GA	329	55%	2013	2015	68%	N/A	67.6
New England
Zinc	Cambridge, MA	392	55%	2012	2015	13%	N/A	181.1
Mid-Atlantic
Nouvelle	Tysons Corner, VA	461	55%	2013	2015	8%	N/A	166.6
Southern California
Ev	San Diego, CA	208	100%	2015	2015	23%	N/A	82.9
Total Lease Up		1,390			2015	26%	N/A	498.2

Total Operating Properties		11,969			2010	95%	$1,885	$2,605.3

						As of December 31, 2015
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Estimated Quarter (“Q”) of Completion(c)	Total Net Real Estate (in millions)(f)
Developments by Geographic Region
Florida
SoMa	Miami, FL	418	55%	2013	1Q 2016	$99.3
The Mile	Miami, FL	120	100%	2015	2Q 2016	46.7
Caspian Delray Beach	Delray Beach, FL	146	55%	2013	1Q 2017	23.6
Northern California
Renaissance Phase II (h)	Concord, CA	—	55%	2011	—	11.2
OLUME	San Francisco, CA	121	55%	2014	1Q 2016	63.1
Southern California
Verge	San Diego, CA	444	70%	2013	1Q 2016	121.7
Huntington Beach	Huntington Beach, CA	510	65%	2014	3Q 2018	45.3
Texas
The Alexan	Dallas, TX	365	50%	2010	3Q 2016	86.0

Total Developments		2,124				496.9
Less: Accumulated depreciation on developments						(1.0)
Total Real Estate, Net		14,093				$3,101.2

_____________________________

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

(d)
Physical occupancy is defined as the number of residential units occupied for Same Store, Stabilized Non-Comparable and Lease Up communities as of December 31, 2015, divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2015, we have approximately 166,000 square feet of leasable retail space throughout 12 of our multifamily communities, which is approximately 1% of total rentable area. We have two large retail spaces occupied under long term leases by a national grocer and a national drug store, which make up about half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of December 31, 2015, approximately 69% of the 166,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates is based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2015 for Same Store and Stabilized Non-Comparable properties. Monthly rental revenue per unit only includes in-place base rents for the occupied units and the current market rent for vacant units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees. Because monthly rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for Same Store and Stabilized Non-Comparable communities as of December 31, 2015.

(f)	Costs are presented in accordance with GAAP. For developments, cost represents total costs incurred through December 31, 2015 without a reduction for depreciation.

(g)	In 2013, we completed construction of Phase II adding an additional 121 units.

(h)	This development is land held for future development, accordingly, units and estimated quarter of completion are not applicable.

Debt Investments (a)	Location	Units	Maturity Date (b)	Fixed Interest Rate	Loan Balance as of December 31, 2015 (in millions)
Loan Investments by Geographic Region
Developments
Florida
Kendall Square	Miami, FL	321	January 2016 (c)	15.0%	$12.3
Texas
Jefferson Center	Richardson, TX	360	September 2016	15.0%	15.0
Jefferson at Stonebriar (d)	Frisco, TX	424	June 2018	15.0%	8.1
Jefferson at Riverside (d)	Irving, TX	371	June 2018	15.0%	1.1
Total Loan Investments		1,476			$36.5
_________________________________________________________

(a)	All of our debt investments are wholly owned.

(b)	The maturity date may be extended up to one year at the option of the borrower after meeting certain conditions, generally with the receipt of an extension fee of 0.50% of the applicable loan balance.

(c)	In January 2016, the borrower exercised the extension option and extended the maturity to April 15, 2016 resetting the interest rate to 17%.

(d)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Part of our financing strategy includes obtaining financing that is secured by our real estate investments. For the amount of encumbrances subject to which each of our communities was held as of December 31, 2015, see “Schedule III - Real Estate and Accumulated Depreciation” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. While it is not possible to ascertain the ultimate outcome of such matters, we do not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the Self-Management Transition Agreements. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements.On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. Because the litigation related to Behringer’s claims and our counterclaims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of December 31, 2015, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on the NYSE under the ticker symbol “MORE” since November 21, 2014. The following table sets forth the high and low sales prices per share of common stock by quarter for the year 2015 and the period from November 21, 2014 through December 31, 2014, as reported by the NYSE. On January 29, 2016, there were 3,879 holders of record of an aggregate of 166.6 million shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2015		2014
	Sales Price		Sales Price
	High	Low	High	Low
Quarter ended March 31,	$10.00	$8.79	N/A	N/A
Quarter ended June 30,	$9.79	$8.96	N/A	N/A
Quarter ended September 30,	$9.70	$9.03	N/A	N/A
Quarter ended December 31, (for 2014, the period from November 21, 2014 through December 31, 2014)	$10.25	$9.12	$9.75	$8.71
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
On February 22, 2016, our board of directors authorized a dividend on our common stock for the first quarter of 2016 of $0.075 per share. The dividend will be payable on April 7, 2016 to all common stockholders of record as of March 31, 2016.
Distribution Activity

The following table shows the regular distributions declared for the years ended December 31, 2015 and 2014 (in millions, except per share amounts):

	Total Distributions Declared (a)	Declared Distributions Per Share (a)
2015
Fourth Quarter	$12.5	$0.075
Third Quarter	12.5	0.075
Second Quarter	12.5	0.075
First Quarter	12.5	0.075
Total	$50.0	$0.300

2014
Fourth Quarter	$12.5	$0.075
Third Quarter	14.9	0.088
Second Quarter	14.7	0.087
First Quarter	14.6	0.086
Total	$56.7	$0.336

(a)   Represents distributions accruing during the period. Prior to the fourth quarter of 2014, regular distributions accrued on a daily basis and were paid in the following month. Beginning with the fourth quarter of 2014, the board of directors authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Our board of directors authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2015. The distribution was paid on January 5, 2016, to stockholders of record at the close of business on December 31, 2015.

For a discussion of limitations contained in the $200 Million Facility that may restrict our future distributions, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distribution Policy” of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from November 20, 2014 through December 31, 2015, among the Company, the Standard & Poor’s (“S&P”) 500 Index, the Russell 2000 Index, the MSCI US REIT Index (“RMS”) and the FTSE National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Apartment REIT Index. The graph assumes that $100 was invested on November 21, 2014 (the first trading day of our common stock) in our common stock and in each index and that all dividends were reinvested.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Source: SNL Financial

	For the Quarters Ended
	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Monogram Residential Trust, Inc.	3.7%	5.2%	2.7%	6.8%	12.8%
S&P 500 Index	0.5%	1.5%	1.8%	(4.8)%	1.9%
Russell 2000 Index	3.1%	7.6%	8.0%	(4.9)%	(1.4)%
MSCI US REIT (RMS) Index	4.4%	9.3%	(2.1)%	(0.1)%	7.0%
FTSE NAREIT Apt. REIT Index	4.4%	10.7%	2.7%	8.7%	16.9%

Recent Sales of Unregistered Securities
During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities - Common Stock

No equity securities were purchased by us during the quarter ended December 31, 2015. During the quarter ended December 31, 2015, we withheld 34,414 shares of common stock from issuance in accordance with applicable restricted stock unit award agreements in order to satisfy tax withholding requirements.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information regarding our incentive award plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	570,364	—	19,423,636
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	570,364	—	19,423,636
________________________

(a)
Restricted stock and restricted stock units that were granted to our directors and certain employees and had not been settled as of December 31, 2015, are included in the number of securities to be issued upon exercise of outstanding options, warrants and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants and rights as there is no exercise price associated with the restricted stock and restricted stock units.

Item 6.    Selected Financial Data
We made our first investments in April 2007. In 2011, we restructured many of our CO-JVs, requiring consolidation accounting, which increased many of our balance sheet and operating data amounts, and began to increase our investments in developments. The following table lists the number of investments consolidated by us or made through unconsolidated Co-Investment Ventures and each investment's classification as operating, lease up or development for the last five years:

	As of December 31,
	2015	2014	2013	2012	2011
Reporting Classifications:
Consolidated communities	56	55	54	50	41
Investments in unconsolidated real estate joint ventures	—	1	1	1	1
Total investments	56	56	55	51	42

Investment Classifications:
Equity investments
Stabilized communities	40	34	32	36	35
Lease up - acquisitions/completed developments	4	5	2	—	—
Lease up - under development and construction	2	1	—	—	—
Development (under development and construction)	5	11	16	10	5
Land held for future development	1	1	1	1	1
Total equity investments	52	52	51	47	41
Debt investments
Mezzanine loans	4	4	4	4	1
Total debt investments	4	4	4	4	1
Total investments	56	56	55	51	42
The number of communities classified as development or lease up has varied depending on their status at different points in time. Operating properties will generally report higher amounts of revenues, depreciation, amortization and cash flow activities than development and lease up properties. We have also increased our consolidated communities which resulted in gross reporting of assets, liabilities, revenues and expenses. Accordingly, the following selected financial data reflects significant increases in many categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$83.7	$116.4	$319.4	$450.6	$655.5
Net operating real estate	2,768.0	2,143.3	1,975.7	2,054.1	1,997.9
Construction in progress, including land	333.2	716.9	479.2	151.6	15.7
Total assets	3,283.1	3,108.4	2,898.6	2,744.7	2,805.7
Debt	1,522.0	1,196.5	1,039.1	989.6	924.5
Total liabilities	1,625.5	1,336.2	1,142.3	1,048.3	992.2
Redeemable, noncontrolling interests	29.1	32.0	22.0	8.6	8.5
Non-redeemable, noncontrolling interests	461.8	540.7	456.2	365.4	413.1
Total equity attributable to common stockholders	1,166.7	1,199.5	1,278.1	1,322.5	1,391.9
Total equity	1,628.6	1,740.2	1,734.3	1,687.8	1,805.0

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Rental revenues	$238.1	$209.0	$190.6	$171.8	$63.3
Equity in income (loss) of investments in unconsolidated real estate joint ventures	0.3	0.8	1.3	(1.2)	(6.8)
Interest income	10.2	10.6	8.5	7.2	3.4
Depreciation and amortization expenses	(102.7)	(93.3)	(84.3)	(99.7)	(36.9)
Interest expense	(30.4)	(21.4)	(23.8)	(31.4)	(11.0)
Acquisition expenses	(0.6)	—	(3.7)	(2.5)	(6.2)
Net income (loss)	66.7	0.3	32.6	(30.2)	94.5
Income (loss) from continuing operations(a)	66.7	0.3	(17.5)	(40.8)	94.9
Income (loss) from continuing operations per share(b)	0.44	(0.04)	(0.08)	(0.15)	0.71
Distributions declared per share	0.30	0.34	0.35	0.41	0.60
Cash Flow Data:
Cash provided by operating activities	102.6	67.7	76.7	63.4	31.7
Cash used in investing activities	(396.8)	(454.4)	(306.6)	(221.6)	(9.7)
Cash provided by (used in) financing activities	261.5	183.7	98.7	(46.6)	580.9
Other Information:
FFO attributable to common stockholders - NAREIT defined (c)	64.4	44.9	42.0	38.3	149.0
_______________________________________________________________________________

(a)
Prior to our adoption of the revised guidance regarding discontinued operations on January 1, 2014, gains on sales of real estate were reported as discontinued operations in our consolidated statements of operations. Since January 1, 2014, we have reported our gains on sales of real estate as continuing operations in our consolidated statements of operations.

(b)	The per share amount includes income (loss) from continuing operations, net of non-redeemable noncontrolling interests in continuing operations.

(c)
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

Overview

General

We are a fully integrated self-managed REIT that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States.
As of December 31, 2015, our portfolio includes investments in 56 multifamily communities in 10 states comprising 15,569 units. These include luxury high-rise, mid-rise and garden style multifamily communities.  Our targeted communities include existing core communities as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those properties to core communities.
Our investments may be wholly owned by us or held through CO-JVs.  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. We are the managing member for each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are PGGM and NPS. Our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, we expect to continue to enter into additional CO-JVs with PGGM. While our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect our MW CO-JVs to decline over time as properties are sold or we buy out our partner’s ownership interest in the multifamily communities. Acquisition of Co-Investment Venture interests may also allow us an internal growth opportunity. During 2015, we acquired seven such interests in CO-JVs from PGGM.

Our equity ownership in the PGGM and MW CO-JVs is generally 55% but for certain CO-JVs we have a higher equity ownership. For the PGGM CO-JVs we receive a promoted back end interest if certain return thresholds have been met. As of December 31, 2015, we have not achieved those thresholds based on actual distributions to date. Developer Partners generally have no or limited invested capital, but do have back end interests that provide promoted payments if certain return thresholds have been met. As of December 31, 2015, none of the Developer Partners have achieved those thresholds based on actual distributions to date. Accordingly, we do not anticipate Developer Partners will have a significant participation in any recurring operations.

Our principal financial goals are to increase earnings, long-term shareholder value and cash flow through the acquisition, development and operation of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve these goals by allocating and repositioning capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the year ended December 31, 2015 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Annual Report on Form 10-K.

Property Operations

As of December 31, 2015, our operating portfolio of 46 communities (including two developments in lease up) consisted of: 29 Same Store communities, 11 stabilized communities that were not yet categorized as Same Store and six developments that were in various stages of lease up. During 2015, seven development communities transitioned from lease up to stabilized. Also for 2015, one community qualified for same store classification, increasing our same store communities by one (net of sales), to a total of 29 same store communities.

Acquisitions

In May 2015, we acquired noncontrolling interests from PGGM which related to equity investments in six multifamily communities. As these multifamily communities were already consolidated, the acquisitions did not impact our consolidated rental revenues and operating expenses but did decrease our noncontrolling interest expense for the year ended December 31, 2015.

In September 2015, we acquired two multifamily communities: Ev in San Diego, CA and The Mark in Boca Raton, FL from separate unaffiliated sellers, for a gross purchase price, before closing costs, of $84.0 million and $81.7 million, respectively. These two multifamily communities accounted for rental revenue of $1.4 million for the year ended December 31, 2015. The Mark achieved stabilized operations during the fourth quarter of 2015 and occupancy was 96% as of December 31, 2015. Ev is expected to achieve stabilized operations in the third quarter of 2016.

Sales

In June 2015, we sold Burnham Pointe in Chicago, IL for a sales price of $126.0 million and recognized a gain on sale of real estate of $48.6 million. In July 2015, we sold Post Oak in Houston, TX for a sales price of $90.1 million and recognized a gain on sale of real estate of $34.4 million. The sale of these two multifamily communities decreased revenues by $8.8 million and net operating income by $6.1 million for the year ended December 31, 2015.

Lease up of Developments

During 2015, the lease up of our development communities accounted for a significant portion of our rental revenue growth from 2014. Rental revenue growth attributable to development communities was $30.1 million and our growth from net operating income was $14.9 million compared to 2014. The rental revenue growth from our Same Store communities was $7.8 million and our growth from net operating income was $5.0 million for the year ended December 31, 2015 compared to 2014.

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

	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
2016	4	752	6%
2017	—	—	—%
2018	1	510	4%
Total	5	1,262	10%

(a)	As of December 31, 2015, we had 12,831 operating units which includes six communities in lease up.

Development and Debt Investment Activity

In December 2015, we acquired a multifamily community that was still under development. The Mile in Miami, FL was purchased for a gross purchase price, before closing costs, of $48.0 million. As of December 31, 2015, the multifamily community is still under development, approximately 96% complete and is classified as a development. We anticipate completion of the development during the second quarter of 2016 and stabilization during the fourth quarter of 2016.

As of December 31, 2015, we have other multifamily communities under construction or held for future development in our development pipeline. As of December 31, 2015, two of these developments are currently leasing and are 26% occupied on a weighted average basis, four are in vertical construction and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development pipeline is approximately 70% complete.

As of December 31, 2015, we have approximately $260 million of remaining development costs related to our current development pipeline and communities recently transferred to real estate that still have remaining costs. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development pipeline, the amount drawn under our construction loans and/or credit facilities, and therefore our overall leverage will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and financing options. As of December 31, 2015, approximately $79 million of our remaining development costs relate to committed construction financing.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant and were $20.6 million in 2015, compared to $22.0 million in 2014. Capitalization of these items ceases when the development is completed, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period, the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. For the developments we expect to become operational during 2016, where capitalization is expected to cease, the amount of capitalized interest and real estate taxes for the year ended December 31, 2015 was $6.1 million.

Our current development pipeline includes projects that will be completed through 2018. In addition to these development projects, we may add other projects to our development pipeline in the future.

During June 2015, we sold our development in Rockville, Maryland to a group led by the Developer Partner at substantially our cash investment cost of $38.5 million. Our decision to sell the development was based upon declines in projected returns and the ability to sell our interest at our cash cost. We recorded an impairment of $3.1 million due to certain costs capitalized in accordance with GAAP that were not recovered. The sale of this development allowed us to redeploy the capital into other developments in our core markets with more attractive risk adjusted returns.

During June 2015, we added two new debt investments with a combined total commitment of $27.1 million to our mezzanine investment portfolio. Both debt investments carry a 15% interest rate and mature in three years. Two of our existing debt investments, carrying a weighted average interest rate of 14.5%, were repaid during 2015. Excluding the two new debt investments, the remaining other debt investments mature in the next 12 to 18 months, but are subject to prepayment at the borrower’s option and could be prepaid sooner.

Financing Activity

During January 2015, we closed on a $200 million revolving credit facility. The facility has a current annual interest rate of LIBOR plus 2.50% and matures in January 2019. During 2015, we utilized proceeds from the credit facility to fund our acquisition of PGGM’s CO-JV interests as discussed above under “— Property Operations.” See “Liquidity and Capital Resources — Short-Term Liquidity” below for further information.

During February 2015, a CO-JV multifamily development closed on a construction loan for its 329 unit multifamily development in Georgia. The loan has a maximum commitment of $40.6 million, an interest rate of LIBOR plus 1.90% and a maturity of three years.

During August 2015, three separate stabilized CO-JV multifamily communities were financed with a combined debt balance of $97.5 million. Each mortgage loan has a fixed interest rate of 2.82% and a maturity of five years. The proceeds from these mortgage loans were used to reduce the balance outstanding under our credit facilities, net of distributions to noncontrolling interests of $9.9 million.

Transition to Self-Managed Listed Company

We closed on our transition to a self-managed company on June 30, 2014, terminating the advisory and property management services previously provided by Behringer, except for capital market services that terminated on June 30, 2015. Since June 30, 2014, we have operated as a self-managed independent company, and as a result, we have higher direct costs of administration, primarily related to compensation, office and transition costs, but these costs are countered by reductions in management fees and expenses that we no longer have to pay as a result of becoming a self-managed company. For additional information regarding our transition to a self-managed company, see Note 13, “Transition Expenses” in Part I, Item I, “Financial Statements” of this Annual Report on Form 10-K. Additionally, on November 21, 2014, we listed our shares of common stock on the NYSE under the ticker symbol “MORE.”

The table below summarizes the major operating effects of the transition on our expenses for the year ended December 31, 2015 compared to the same period in 2014 and the year ended December 31, 2014 compared to the same period in 2013, where positive amounts are revenues or expense savings and bracketed amounts are increases to expenses (in millions):

	Revenues or Expense Savings/(Expense Increases) Compared to Prior Year
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Termination of asset management expenses	$3.8	$3.8
Increase in general and administrative expenses (a)	(5.2)	(4.3)
(Increase) decrease in corporate property management expenses	(0.8)	0.1
Decrease (increase) in transition expenses	12.7	(3.7)
Increase in net income attributable to non-redeemable noncontrolling interests (b)	8.8	3.0
Total revenues or expense savings, net	$19.3	$(1.1)

(a)    Primarily relates to compensation for new hires, office expenses and expenses as a listed company.

(b)    Relates to our operating benefit of collecting property management, asset, disposition fee revenues and promoted interest payment.

Gains on Sales of Real Estate

As discussed above under “Property Operations,” during 2015, we sold Burnham Pointe and Post Oak resulting in total gains on sale of real estate of $83.0 million for the year ended December 31, 2015. Consistent with our disposition strategy, we redeployed the capital from these sales in our core coastal markets with good growth prospects. Due to large tax gains resulting from the sales, the sales were structured as like-kind tax exchanges. During the year ended December 31, 2015, we closed on the acquisitions of the three replacement properties to complete our like-kind tax exchanges.

The sale of Post Oak further reduced our exposure in Houston, TX at a market exit price. Multifamily communities in Houston before the sale represented 10% of our stabilized net operating income and after the sale represent 8% of our stabilized net operating income.

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

The year ended December 31, 2015 as compared to the year ended December 31, 2014

The table below reflects rental revenues, property operating expenses and NOI for the years ended December 31, 2015 and 2014 for our Same Store operating portfolio as well as other properties in continuing operations (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Rental revenue
Same Store	$181.1	$173.3	$7.8
Stabilized Non-Comparable	44.7	17.9	26.8
Lease up	3.3	—	3.3
Dispositions and other non-lease up developments	9.0	17.8	(8.8)
Total rental revenue	238.1	209.0	29.1

Property operating expenses, including real estate taxes
Same Store	64.5	61.7	2.8
Stabilized Non-Comparable	20.0	10.4	9.6
Lease up	5.6	—	5.6
Dispositions and other non-lease up developments	4.0	6.7	(2.7)
Total property operating expenses, including real estate taxes	94.1	78.8	15.3

NOI
Same Store	116.6	111.6	5.0
Stabilized Non-Comparable	24.7	7.5	17.2
Lease up	(2.3)	—	(2.3)
Dispositions and other non-lease up developments	5.0	11.1	(6.1)
Total NOI	$144.0	$130.2	$13.8

See reconciliation of income from continuing operations to NOI at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

Rental Revenues.  Rental revenues for the year ended December 31, 2015 were $238.1 million compared to $209.0 million for the year ended December 31, 2014.  Same Store revenues, which accounted for approximately 76% of total rental revenues for 2015 increased 4.5% or $7.8 million.  The majority of this increase is related to a 3.5% increase in the Same Store monthly rental revenue per unit from $1,764 as of December 31, 2014 to $1,825 as of December 31, 2015 and an increase of approximately 1.5% in occupancy, on an annual weighted average basis in 2015 compared to 2014. Rental revenue from our stabilized non-comparable portfolio increased $26.8 million for the year ended December 31, 2015 compared to 2014 as seven recently completed developments stabilized during 2015. Developments in lease up during 2015 contributed rental revenue of $3.3 million. Offsetting these increases was the decrease in rental revenue of $8.8 million related to the change in revenue for multifamily communities sold in 2015.

Property Operating and Real Estate Tax Expenses.  Total property operating and real estate tax expenses included in NOI for the years ended December 31, 2015 and 2014 were $94.1 million and $78.8 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes, which accounted for approximately 69% of total property operating expenses and real estate taxes for 2015. The Same Store total property operating expenses increase of $2.8 million primarily related to the increase in Same Store onsite management expenses, real estate taxes, and maintenance costs, a portion of which related to extraordinary snow removal and related winter costs in 2015. Property operating and real estate tax expenses from our stabilized non-comparable portfolio increased $9.6 million for the year ended December 31, 2015 compared to 2014 as seven recently completed developments stabilized during 2015. Developments in lease up during 2015 had property operating and real estate tax expenses of $5.6 million. Offsetting these increases was the decrease in property operating and real estate tax expenses of $2.7 million related to the change in expenses for multifamily communities sold in 2015. Corporate and other property management expenses for the year ended December 31, 2015 of $7.8 million increased $0.8 million compared to the comparable period in 2014. The increase was principally related to compensation.

Asset Management Fees. Asset management fees for the year ended December 31, 2015 decreased by $3.8 million compared to the same period of 2014. As discussed above, our asset management fees terminated in connection with the closing of our transition to self-management in June 2014.

General and Administrative Expenses.  General and administrative expenses increased by $5.2 million for the year ended December 31, 2015 compared to the same period of 2014. Approximately $3.3 million of the increase related to compensation, office expenses and related expenses for the year ended December 31, 2015 compared to the comparable period of 2014. The remaining increase is primarily related to the increased expense associated with the amortization of our stock- based compensation of $2.2 million for the year ended December 31, 2015 compared to 2014.

 Transition Expenses. During the year ended December 31, 2014 , we incurred $12.7 million of transition expenses related to our transition to becoming a self-managed company. These expenses relate to amounts incurred with Behringer in connection with the self-management transaction of approximately $2.9 million and other expenses of $3.4 million, primarily legal, insurance, financial advisors, consultants and costs of the special committee of the board of directors, for the year ended December 31, 2014. For the year ended December 31, 2014, we also incurred $6.4 million of listing expenses related to our listing on the NYSE and expenses related to our tender offer. We did not incur any transition expenses for the year ended December 31, 2015.

Investment and Other Development Expenses. Investment and other development expenses increased by $3.0 million for the year ended December 31, 2015 compared to the same period of 2014. We review our investments for impairments in accordance with GAAP and during 2015 we recorded an impairment of $3.1 million related to one of our developments which we subsequently sold in June 2015. See further discussion of the impairment at “Operational Overview — Development and Debt Investment Activity.” We did not record any impairment losses in 2014.

Interest Expense. For the years ended December 31, 2015 and 2014, we incurred total interest charges, net of other finance fees, of $46.3 million and $39.2 million, respectively. The increase in total interest expense was due to a net increase in our mortgages and notes payable, primarily construction loans, and credit facilities of $325.6 million from December 31, 2014 to December 31, 2015. This increase was offset by amounts capitalized, substantially related to our development communities. For the years ended December 31, 2015 and 2014, we capitalized interest expense of $16.5 million and $17.8 million, respectively, and accordingly, recognized net interest expense for the years ended December 31, 2015 and 2014 of approximately $30.4 million and $21.4 million, respectively. The decrease in capitalized interest was the result of a net decrease in development activity. During 2015, $679.4 million was transferred from construction in progress to operating real estate.

Depreciation and Amortization.  Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $102.7 million and $93.3 million, respectively.  Depreciation and amortization primarily includes depreciation of our multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to multifamily development communities completed in 2015 and 2014 and transferred to operating real estate of $679.4 million and $286.6 million, respectively, less the sales of depreciable real estate of $153.3 million in 2015.

Gains on Sales of Real Estate. Gains on sales of real estate for the year ended December 31, 2015 represents the gains recognized from the sales of Burnham Pointe and Post Oak. Gains on sale of real estate for the year ended December 31, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”) in Portland, Oregon. As discussed in Note 5, “Real Estate Investments” in the financial statements included in this Annual Report on Form 10-K, these dispositions were not considered discontinued operations.

The year ended December 31, 2014 as compared to the year ended December 31, 2013

The table below reflects rental revenues, property operating expenses and NOI for the years ended December 31, 2014 and 2013 for our Same Store operating portfolio as well as other properties in continuing operations (in millions):

	For the Year Ended December 31,
	2014	2013	$ Change
Rental revenue
Same Store	$183.5	$178.5	$5.0
Stabilized Non-Comparable	20.9	8.5	12.4
Lease up	4.3	—	4.3
Dispositions and other non-lease up developments (a)	0.3	3.6	(3.3)
Total rental revenue	209.0	190.6	18.4

Property operating expenses, including real estate taxes
Same Store	65.2	63.1	2.1
Stabilized Non-Comparable	8.5	4.2	4.3
Lease up	4.6	—	4.6
Dispositions and other non-lease up developments	0.5	1.3	(0.8)
Total property operating expenses, including real estate taxes (a)	78.8	68.6	10.2

NOI
Same Store	118.3	115.4	2.9
Stabilized Non-Comparable	12.4	4.3	8.1
Lease up	(0.3)	—	(0.3)
Dispositions and other non-lease up developments (a)	(0.2)	2.3	(2.5)
Total NOI	$130.2	$122.0	$8.2

(a)
We also sold four other communities, representing 1,031 units, during 2013. These sales were reported as discontinued operations, and accordingly the related operating results for the periods presented are not reflected in the table. See the discussion of operating results of these properties below in “Discontinued Operations.”

See reconciliation of income from continuing operations to NOI at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

Rental Revenues.  Rental revenues for the year ended December 31, 2014 were $209.0 million compared to $190.6 million for the year ended December 31, 2013.  Same Store revenues, which accounted for approximately 88% of total rental revenues for 2014, increased approximately 3% or $5.0 million.  The majority of this increase is related to a 2.3% increase in the Same Store monthly rental revenue per unit from $1,759 as of December 31, 2013 to $1,799 as of December 31, 2014. Partially offsetting the rate increase, occupancy declined, on an annual weighted average basis, by approximately 1.0% in 2014 compared to the occupancy in 2013. Developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $17.4 million for the year ended December 31, 2014, an increase of $11.1 million from the comparable period in 2013. An acquisition from 2013 contributed $5.6 million to the increase in rental revenues for the year ended December 31, 2014. Offsetting these increases was the decrease in rental revenue of $3.3 million related to the change in revenue for a multifamily community sold in 2014.

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

General and Administrative Expenses.  General and administrative expenses increased by $4.3 million for the year ended December 31, 2014 compared to the same period of 2013 primarily due to our transition to self-management. Approximately $3.6 million of the increase related to compensation and related expenses for the year ended December 31, 2014 compared to the comparable period of 2013. The remaining increase is primarily related to amortization of stock-based compensation associated with the restricted stock units issued in 2014 of $0.7 million for the year ended December 31, 2014. There was no such expense for the year ended December 31, 2013.

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

Depreciation and Amortization.  Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was approximately $93.3 million and $84.3 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to multifamily development communities completed in 2014 and 2013 and transferred to operating real estate of $286.6 million and $48.9 million, respectively, as well as depreciation expense related to the San Francisco multifamily operating community acquired in July 2013 for $108.7 million, which provided a full year of expense in 2014.

Gains on Sales of Real Estate. Gains on sales of real estate for the year ended December 31, 2014 represents the gain recognized from the sale of the Tupelo Alley multifamily community (“Tupelo Alley”) in Portland, Oregon. As discussed in Note 5, “Real Estate Investments” in the financial statements included in this Annual Report on Form 10-K, the disposition of Tupelo Alley was not considered a discontinued operation. Sales of real estate during 2013 were considered discontinued operations and accordingly are discussed in the paragraph below.

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2013 include the operating results of the four multifamily communities sold in 2013, of which $3.3 million was depreciation and amortization expenses. The gain of $50.8 million for the year ended December 31, 2013 represents the gain recognized from the sales of the four multifamily communities in 2013. Other income related to these communities during the applicable periods was not significant.  There were no discontinued operations for the year ended December 31, 2014 as a result of our adoption of the new accounting standard regarding discontinued operations effective January 1, 2014.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2014 to December 31, 2015.

Total real estate, net, increased approximately $240.9 million for the year ended December 31, 2015. This increase was principally as a result of $295.7 million of expenditures related to our development portfolio, the acquisition of two multifamily communities for $165.2 million and the acquisition of one multifamily development for $48.2 million during the year ended December 31, 2015. This increase was partially offset by the sales of two stabilized multifamily communities with a combined net book basis of $131.1 million and depreciation expense of $98.8 million for the year ended December 31, 2015. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development pipeline.

Cash and cash equivalents decreased $32.7 million principally as a result of the cash portion of expenditures related to our development pipeline of $329.1 million and the acquisition of noncontrolling interests of $121.6 million during the year ended December 31, 2015. We also received total net proceeds of $287.5 million from mortgage loans and draws under our construction loans which primarily were used to pay construction costs or to reimburse us for prior construction expenditures, net draws under our credit facilities of $35.6 million, contributions from our CO-JVs of $37.3 million and collections of notes receivable of $37.1 million.

Additional paid-in capital decreased $56.5 million and noncontrolling interests decreased $78.9 million principally as a result of the acquisition of interests in the PGGM CO-JVs during May 2015 as discussed in “Overview — Property Operations.”

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

For the year ended December 31, 2015 as compared to the year ended December 31, 2014

Cash flows provided by operating activities for the year ended December 31, 2015 were $102.6 million as compared to cash flows provided by operating activities of $67.7 million for the same period in 2014.  Increases in NOI, primarily related to lease up of our developments, as discussed above, accounted for a substantial portion of the increase. For the year ended December 31, 2014, transition payments related to our transition to a self-managed company were $11.0 million. For the year ended December 31, 2015, we had no such payments. We received increased interest collections from notes receivable and other cash investments for the year ended December 31, 2015 over the comparable period of 2014 of $8.7 million. We also received $4.5 million of fee income related to our acquisition of noncontrolling interests in the PGGM CO-JVs during 2015 as discussed further in “Overview — Co-Investment Ventures.”

Cash flows used in investing activities for the year ended December 31, 2015 were $396.8 million compared to cash flow used in investing activities of $454.4 million during the comparable period of 2014.  During 2015, we acquired noncontrolling interests for $121.6 million, and acquired two multifamily communities and one development for $213.5 million. Expenditures related to our development pipeline during the year ended December 31, 2015 decreased $145.2 million compared to the same period in 2014. We expect capital expenditures related to our development pipeline to be a significant use of cash through 2017 but trending lower. Proceeds from the sales of real estate increased by $216.9 million for the year ended December 31, 2015 compared to same period in 2014 as a results of the sale of two multifamily communities and one development in 2015 compared to one property in the comparable period of 2014. Collections of notes receivable were $37.1 million in 2015. For 2014, we had no such collections. In future periods, collection of notes receivable and proceeds from sales of real estate may not be recurring.

Cash flows provided by financing activities for the year ended December 31, 2015 were $261.5 million compared to cash flows provided by financing activities of $183.7 million for the year ended December 31, 2014.  During the year ended December 31, 2015, we received proceeds from new financings on three of our stabilized multifamily communities and draws under construction loans of $372.2 million and our credit facilities of $342.0 million. We also repaid $84.7 million of mortgages payable and credit facilities payments of $306.4 million.  For the year ended December 31, 2015, contributions from noncontrolling interests were $37.3 million compared to $126.9 million for the comparable period in 2014 in joint venture activity related to our developments. Cash distributions paid on our common stock for the year ended December 31, 2015 were $50.0 million, compared to $28.7 million in the comparable period in 2014, primarily due to the suspension of our distribution reinvestment plan (“DRIP”) effective in September 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. No redemptions of our common stock were paid for the year ended December 31, 2015. Redemptions of $36.3 million were paid during the year ended December 31, 2014.

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

Cash flows provided by financing activities for the year ended December 31, 2014 were $183.7 million compared to cash flows provided by financing activities of $98.7 million for the year ended December 31, 2013.  During the year ended December 31, 2014, we received proceeds from draws under construction loans of $208.7 million and repaid $38.8 million mortgages payable.  During the year ended December 31, 2013, we repaid mortgages payable of $71.7 million related to our sales of real estate and received mortgage proceeds of $128.7 million related to new financing. During the year ended December 31, 2014, we distributed $48.0 million to noncontrolling interests as compared to $51.3 million for the comparable period of 2013, a decrease of $3.3 million. The distributions in 2013 included proceeds from the sale of two CO-JVs of approximately $14.9 million. In 2014, there was one sale of a CO-JV, resulting in 2014 distributions of $14.6 million. The proceeds from these sales are reported in investing activities above. Further in 2013, there were distributions related to refinancings of approximately $11.4 million with no similar refinancing distributions in 2014. For the year ended December 31, 2014, contributions from noncontrolling interests were $126.9 million, compared to $153.5 million for the year ended December 31, 2013 in joint venture activity related to our developments. Cash distributions paid on our common stock for the year ended December 31, 2014 were $28.7 million, compared to $28.0 million in the comparable period in 2013, primarily due to the suspension of our DRIP effective in August 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. Redemptions and repurchases of our common stock for the year ended December 31, 2014 were $36.3 million, compared to $22.9 million in the comparable period in 2013, primarily due to the Company’s purchase of 2.4 million common shares in December 2014 for $22.1 million in connection with a tender offer. There was no tender offer during the year ended December 31, 2013. The increase in redemptions and repurchases related to the tender offer was partially offset by the suspension and subsequent termination of our share redemption program (“SRP”) in late 2014.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $83.7 million as of December 31, 2015.  The Company also has $350 million of total borrowing capacity under our credit facilities with current available capacity of $308.2 million based on existing collateral. As of December 31, 2015, $49.0 million in borrowings was outstanding under these facilities. We may deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from lower or fixed interest rates and for other corporate purposes. We may supplement our investable cash with capital from other sources including Co-

Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, reduce existing debt, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

Generally, operating cash needs include our operating expenses and general administrative expenses.  We expect to meet these on-going cash requirements from our share of the operations of our existing investments and anticipated new investments.  However, our development communities require time to construct and lease up, and accordingly, there will be a lag before development investments are providing stabilized cash flows.

We expect to utilize our cash balances, cash flow from operating activities and our credit facilities predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances and credit facilities as well as other sources discussed below.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million with current available capacity of $308.2 million based on existing collateral. As of December 31, 2015, our cash and cash equivalents balance was $83.7 million, which has decreased from prior periods primarily due to expenditures related to our development pipeline and acquisitions of PGGM CO-JV interests.

Our consolidated cash and cash equivalent balance of $83.7 million as of December 31, 2015 includes approximately $32.5 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

Our cash and cash equivalents are invested in bank demand deposits and money market accounts. We manage these credit exposures by diversifying our investments over several financial institutions.  However, because of the degree of our cash balances, a substantial portion of our holdings are in excess of U.S. federally insured limits, requiring us to rely on the credit worthiness of the financial institutions and our diversification strategy.

Cash flow from operating activities was $102.6 million for the year ended December 31, 2015 compared to $67.7 million for the comparable period in 2014.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $17.7 million and $22.5 million for the years ended December 31, 2015 and 2014, respectively. Our net share of cash flow from operating activities was $84.9 million and $45.2 million for the years ended December 31, 2015 and 2014, respectively, and increased in part due to improved operations as described above and our acquisition of noncontrolling interests as discussed in “Overview — Property Operations.”

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating properties, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to increase as our development pipeline is completed and leases up. Since December 31, 2014, 2,417 additional units have become operational and begun generating revenues.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorizes regular distributions to be paid to stockholders of record with respect to a single record date each quarter. Since September 2014, our board of directors has authorized quarterly distributions in the amount of $0.075 per share on all outstanding shares of common stock of the Company for each quarter (an annualized amount of $0.30 per share). From April 1, 2012 to September 30, 2014, our board of directors authorized regular distributions payable to stockholders with daily record dates and a daily rate of $0.000958904 per share (an annualized amount of $0.35 per share). See further discussion under “Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (i) cash flow from our current investments, (ii) our available cash balances, (iii) financings and (iv) dispositions.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) and a $150 million credit facility (the “$150 Million Facility”) which we intend to use to provide greater flexibility in our cash management and to provide funding for our development pipeline, acquisitions, repositioning debt, and on an interim basis for our other short term needs. We also intend to draw on the credit facilities to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time.

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

◦
Borrowing tranches under the credit facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at the Company’s option, plus an applicable margin which adjusts based on the credit facility’s debt service requirements. The current interest rate under the $150 Million Facility is LIBOR plus 2.08%.

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

◦
Aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting. We may add multifamily communities to the collateral pool at our discretion in order to increase amounts available for borrowing under the $150 Million Facility.

◦
Dispositions of multifamily communities that are in the collateral pool and are not replaced would reduce the amount available for borrowing under the $150 Million Facility or would require repayment of outstanding draws to comply with the borrowing limits under the $150 Million Facility.

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million. Pursuant to the $200 Million Facility, we are also required to maintain consolidated indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters. Beginning December 31, 2015, our $200 Million Facility limits our ability to pay distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the year ended December 31, 2015, our declared distributions were 78% of our funds from operations during such period as calculated in accordance with the NAREIT definition. See “Non-GAAP Financial Performance Measures — Funds from Operations” below for additional information regarding our calculations of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of December 31, 2015, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down or pay off debt, which could then be repaid from permanent financing or other capital sources.

The carrying amounts of the credit facilities and the average interest rates for the year ended December 31, 2015, are summarized as follows (dollar amounts in millions; LIBOR at December 31, 2015 was 0.43%):

	As of December 31, 2015			For the Year Ended December 31, 2015
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility	$49.0	$59.2	2.45%	$36.8	2.31%	$75.0
$200 Million Facility	—	200.0	2.93%	33.1	2.67%	135.0

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

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities with current available capacity of $308.2 million based on existing collateral. These funding sources are available for additional investments in acquisitions and developments, including our existing development pipeline. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for other investments.

For the year ended December 31, 2015, we acquired three multifamily communities in our coastal markets (two lease ups and one that is still under development): one in Southern California and two in South Florida for a total purchase price of $213.7 million. These acquisitions were funded with proceeds generated from sales of two multifamily communities structured as like-kind tax exchanges for total sales proceeds of $211.9 million.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners. As of December 31, 2015, PGGM has unfunded commitments of approximately $13.4 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $21.8 million. Substantially all of these committed amounts relate to existing development projects. In addition to the capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $12.0 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs. If PGGM were to invest the additional $12.0 million, our co-investment share would be approximately $15.0 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 187 billion euros (approximately $203 billion, based on exchange rates as of December 31, 2015) in pension assets for over 2.6 million people as of December 2015.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations. In

May 2015, we acquired noncontrolling and controlling interests in seven PGGM CO-JVs. See “Overview — Property Operations” for further discussion of the acquisition.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of December 31, 2015, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 12 are stabilized operating communities, five are communities in lease up (including developments in lease up) and three are in development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

While we are the managing member of each of the separate Co-Investment Ventures, with respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements generally require the investments to be sold by selling the interests in the subsidiary REITs rather than as property sales. Tax legislation was signed into law in December 2015 that may allow increased use of property sales in certain circumstances with certain qualified co-investment partners.

For each equity investment, we evaluate the use of new or existing debt, including our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of December 31, 2015, all loans, other than borrowings under our credit facilities, are individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of December 31, 2015, there are ten construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $528.1 million, $435.6 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $103.9 million and our outstanding guarantees for these construction loans as of December 31, 2015 is $82.8 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of December 31, 2015, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.5%, respectively.  As of December 31, 2015, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 3.2 years and 2.6 years, respectively, prior to the exercise of any extension options.

As of December 31, 2015, $516.9 million or 34% of our debt is floating rate, of which $456.3 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. We have four separate interest rate caps with a total notional amount of $162.7 million through April 2016. Each of these interest rate caps has a single 30-day LIBOR cap rate. While not specifically identified to any specific interest rate exposure, we have used and may continue to use such instruments for our developments, credit facility and variable rate mortgage debt.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the completion of our current development pipeline and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs and MW CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the loan agreements. We believe these provisions will not restrict our access to debt financing or the execution of our strategies.

We may also use individual development construction financing for our developments as an additional source of capital; however, we may use other sources described in this section. If financing is utilized, these financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage, and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the development property and may require that we provide recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. When we use financing, we expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. We may close additional loans as the development projects progress, which may include different structures, as well as potentially use other sources. See the development tables below for additional discussion of our existing development activity.

As of December 31, 2015, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at December 31, 2015 was 0.43%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgages - fixed interest rate	$297.3	3.88%	2018 to 2020	$297.3
$150 Million Facility	49.0	Monthly LIBOR + 2.08%	2017	49.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	346.3			346.3

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	631.6	3.49%	2016 to 2020	363.9
Permanent mortgage - variable interest rate	11.6	Monthly LIBOR + 2.35%	2017	6.4
Construction loans - fixed interest rate (b):
Operating	29.2	4.31%	2016	16.2
In Construction	44.5	4.00%	2018	22.2
Construction loans - variable interest rates (c):
Operating	355.3	Monthly LIBOR + 2.12%	2016 to 2018	197.0
In Construction	101.0	Monthly LIBOR + 2.02%	2017 to 2018	63.5
	1,173.2			669.2
Plus: Unamortized adjustments from business combinations	2.5			2.0
Total Co-Investment Venture Level - Consolidated	1,175.7
Total all levels	$1,522.0			$1,017.5

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

(b)
Includes two loans with total commitments of $82.7 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023 and the other includes a one to two year extension option. As of December 31, 2015, there is $8.9 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(c)
Includes eleven loans with total commitments of $548.7 million. As of December 31, 2015, the Company has partially guaranteed ten of these loans with total commitments of $528.1 million, and as of December 31, 2015, $82.8 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 10% to 25%. These loans include one to two year extension options. As of December 31, 2015, there is $92.5 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

As a result of our acquisition of noncontrolling interests in six PGGM CO-JVs (as further discussed in “Overview —Property Operations”), our approximate share of debt increased as a result of additional borrowings under our credit facilities as well as the increase in our share of the individual mortgage debt associated with the acquired interests.

The total commitment, the outstanding balance, and the remaining balance available for draw under our construction loans by type are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount as of December 31, 2015	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$179.3	$145.5	$33.8	$20.7
Operating	452.1	384.5	67.6	43.0
Total	$631.4	$530.0	$101.4	$63.7

We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments. We currently estimate draws remaining of $79.4 million as of December 31, 2015.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of December 31, 2015, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of December 31, 2015, contractual principal payments for our mortgages and notes payable (exclusive of any extension options) for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Our Share
2016	$4.7	$181.3	$105.0
2017	54.8	298.2	220.2
2018	153.4	381.3	370.2
2019	79.5	141.0	171.7
2020	53.9	171.4	148.4
Thereafter	—	—	—

During the year ended December 31, 2015, we paid off $75.4 million of consolidated Co-Investment Venture level mortgages funded from draws on our credit facilities. In August 2015, we financed these mortgages for a total consolidated debt balance of $97.5 million, at an average interest rate of 2.82% and maturity of five years. We used our share of these proceeds, net of distributions to noncontrolling interests, to pay down our credit facilities.

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations.  Accordingly, we have and will continue to maintain other lending relationships.  As of December 31, 2015, approximately 53% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgages (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may be increased leverage on our existing investments, either for individual communities or pools of communities.  As of December 31, 2015, the leverage on our stabilized operating portfolio, as measured by GAAP property cost, was approximately 47%. Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of December 31, 2015, three multifamily communities (all of which are held through our Co-Investment Ventures) with combined total carrying values of approximately $112.7 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

We may use our credit facilities to provide bridge or long-term financing for our wholly owned communities.  Where the credit facilities are used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facilities. However, the credit facilities may also be used on a longer term basis, similar to permanent financing. See “— Short-Term Liquidity” above for a discussion of the terms and availability of the credit facilities.

Property dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including pay down of debt or distributions on our common stock.  Any such dispositions will be on a selective basis as opportunities present themselves, where we believe current investments have achieved attractive pricing and alternative multifamily investments may provide for higher total returns on a risk adjusted basis. Other selection factors may include the age of the community, our critical mass of operating properties in the market where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  During 2015, we sold two wholly owned operating multifamily communities and a development for total gross proceeds of $250.3 million.

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities. We may also obtain additional credit facilities or sell debt or equity securities of the Company.

Our development investment activity includes both equity and loan investments. Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans, bridge loans and land loans.

We classify our development investments as follows:

•
Lease up - A multifamily community is considered in lease up when the community has begun leasing. A certificate of occupancy may be obtained as units are completed in phases, and accordingly, lease up may occur prior to final completion of the multifamily community. A multifamily community is considered complete when substantially constructed and capable of generating all significant revenue sources, at which point the community is no longer classified as a development.

•
Under development and construction - A multifamily community is considered under development and construction once we have signed a general contractor agreement and vertical construction has begun and ends once lease up has started.

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of December 31, 2015, we have no development investments classified as pre-development.

•	Land held for future development - Land is considered land held for future development when the land is held with no current significant development activity but may include development in the future.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments as of December 31, 2015 (dollar amounts in millions):

Community	Location	Our Effective Ownership (a)	Units	Total Costs Incurred as of December 31, 2015	Estimated Quarter (“Q”) of Completion(b)	Occupancy as of December 31, 2015
Lease up:
Verge	San Diego, CA	70%	444	$121.7	1Q 2016	36%
SoMa	Miami, FL	55%	418	99.3	1Q 2016	15%

Under development and construction:
The Mile	Miami, FL	100%	120	46.7	2Q 2016	N/A
OLUME	San Francisco, CA	55%	121	63.1	1Q 2016	N/A
The Alexan	Dallas, TX	50%	365	86.0	3Q 2016	N/A
Caspian Delray Beach	Delray Beach, FL	55%	146	23.6	1Q 2017	N/A
Huntington Beach	Huntington Beach, CA	65%	510	45.3	3Q 2018	N/A
Total equity investments currently under development			2,124	485.7		26%

Land held for future development:
Renaissance Phase II	Concord, CA	55%		11.2

Total development pipeline				496.9
Less: Construction in progress transferred to operating real estate				(163.7)
Total Construction in progress per consolidated balance sheet				$333.2

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except The Mile, OLUME and Renaissance Phase II.

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations or delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events.

As of December 31, 2015, we have entered into construction and development contracts with $82.6 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms on the developments in our portfolio. These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of December 31, 2015, of our seven projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

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

As of December 31, 2015, we have approximately $259.5 million of remaining development costs, (which excludes estimated Developer Partner put options of $28.8 million) related to our current development pipeline and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$79.4
Co-Investment Venture partner contributions	66.8
Escrows	1.6
Other	111.7
Total	$259.5

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of December 31, 2015, and we expect the balance to be funded by credit facilities or other capital sources.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all.  We believe current construction financing at market terms is available at 50-60% of cost and at floating rates in the range of 200 basis points to 225 basis points over 30-day LIBOR.  (As of December 31, 2015, 30-day LIBOR was 0.43%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

We make debt investments in multifamily developments for the interest earnings; however, our two most recent debt investments provide us certain rights to acquire the underlying multifamily communities after completion.  As of December 31, 2015, we have four wholly owned debt investments two of which are fully funded.  During 2015, we closed on two new debt investments with a total commitment of $27.1 million, advancing $9.9 million as of December 31, 2015. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates at 15%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of December 31, 2015 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced at December 31, 2015	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Kendall Square	Miami, FL	321	$12.3	$12.3	15.0%	January 2016 (b)
Jefferson Center	Richardson, TX	360	15.0	15.0	15.0%	September 2016
Jefferson at Stonebriar (c)	Frisco, TX	424	16.7	8.5	15.0%	June 2018
Jefferson at Riverside (c)	Irving, TX	371	10.4	1.4	15.0%	June 2018
Total loans		1,476	$54.4	$37.2	15.0%

(a)	The maturity date may be extended up to one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)	In January 2016, the borrower exercised the extension option and extended the maturity to April 15, 2016, resetting the interest rate to 17%.

(c)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the even the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the years ended December 31, 2015 and 2014, we spent approximately $9.0 million and $6.2 million, respectively, in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

Distribution Policy

Distributions are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, to ensure that we maintain our status as a REIT.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Further, the $200 Million Facility contains limitations that may restrict our distributions to 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT, beginning on December 31, 2015. For the year ended December 31, 2015, our declared distributions were 78% of our funds from operations during such period as calculated in accordance with the NAREIT definition. (See Non-GAAP Financial

Performance Measures — Funds from Operations below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income). Cash flow from operating activities has increased primarily due to increased NOI and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations also benefited from our acquisition of noncontrolling interests in six PGGM CO-JVs.

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

Distribution Activity

Cash flow from operating activities exceeded regular distributions by $52.6 million for the year ended December 31, 2015 and by $18.5 million for the year ended December 31, 2014.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the year ended December 31, 2015, we distributed an estimated $17.7 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $84.9 million, which was greater than our regular distributions by $34.9 million.  For the year ended December 31, 2014, we distributed an estimated $22.5 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $45.2 million, which was less than our regular distributions by $4.0 million.  Further, for the year ended December 31, 2015, our funds from operations exceeded our regular distributions by $14.4 million, while our regular distributions exceeded our funds from operations by $4.3 million for the year ended December 31, 2014.

During the year ended December 31, 2014 , approximately 42% of our regular cash distributions were funded from the DRIP.  Effective August 24, 2014, because the DRIP was suspended and subsequently terminated, all subsequent distributions have been, and are expected to be, funded with cash.

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

Off-Balance Sheet Arrangements

We generally do not use off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2015 (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and Construction Loans
Principal payments	$1,470.5	$186.0	$304.0	$534.7	$220.5	$225.3	$—
Interest expense	123.0	45.9	37.0	24.4	10.3	5.4	—
	1,593.5	231.9	341.0	559.1	230.8	230.7	—
Credit Facilities (a)
Principal payments	49.0	—	49.0		—	—	—
Interest expense and fees	5.4	3.5	1.3	0.6	—	—	—
	54.4	3.5	50.3	0.6	—	—	—
Obligations related to developments(b)	82.6	82.6	—	—	—	—	—
Commitment to fund draws under mezzanine loans (c)	17.2	17.2	—	—	—	—	—
Capital expenditures related to multifamily communities	0.4	0.4	—	—	—	—	—
Minimum rent payments (d)	7.1	0.6	0.9	0.8	0.8	0.8	3.2
Developer partner put provisions (e)	5.0	5.0	—	—	—	—	—
Total contractual obligations	$1,760.2	$341.2	$392.2	$560.5	$231.6	$231.5	$3.2
_______________________________________________________________________________

(a)
The principal amounts provided for our credit facilities are based on amounts outstanding under the credit facilities as of December 31, 2015, which are currently not due until final maturity of each of the credit facilities. We may from time to time increase the borrowings under the credit facilities and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facilities are based on the minimum interest and fees due as of December 31, 2015, under the credit facilities. Amounts are included through the current stated maturity date of each of the credit facilities.

(b)
As of December 31, 2015, we have entered into construction and development contracts with $82.6 million remaining to be paid. Timing of payment is dependent upon the development schedule and other factors outside of our control. For presentation purposes, we have included the full $82.6 million in 2016; however, some expenditures may not occur until 2017. We expect to enter into additional construction and development contracts related to our current and future development investments.

(c)	Represents unfunded commitments on two mezzanine loans to third party developers. For presentation purposes, we have included the full amount in 2016; however, some funding may not occur until 2017.

(d)	Minimum base rent due for various office space the Company leases.

(e)
Developer Partner puts of their back end ownership interest include only those that are currently eligible for exercise. The timing of exercise is at the discretion of the Developer Partner and can be put to us at any time during the exercise period. For presentation purposes, we have included amounts that are currently putable as a 2016 obligation; however, the obligation has not been put to us and, if put, could happen in a subsequent period. If not put, the Developer Partner retains its back end ownership interest.

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during specific time periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2015, no buy/sell arrangements have been triggered; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions are available generally one year after substantial completion of the project for a specified purchase price which at December 31, 2015, have a contractual total of approximately $28.8 million for all such Developer CO-JVs.  The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the point they become probable of redemption, and as of December 31, 2015, we have recorded approximately $28.8 million as redeemable noncontrolling interests.  As of December 31, 2015, $5.0 million of puts are eligible for exercise.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2015 and 2014, we have approximately $18.9 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

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

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with real estate industry defined property operations, such as general and administrative expenses, corporate property management expenses, property management fees, depreciation expense, impairment and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies.

We define Same Store NOI as NOI for our stabilized multifamily communities that are comparable between periods.  We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by lease up activity, acquisitions or dispositions during the periods.

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

The following table presents a reconciliation of our income (loss) from continuing operations to NOI and Same Store NOI for our multifamily communities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,		For the Year Ended December 31,
	2015	2014	2014	2013
Income (loss) from continuing operations	$66.7	$0.3	$0.3	$(17.5)
Adjustments to reconcile income (loss) from continuing operations to NOI:
Asset management fees	—	3.8	3.8	7.7
Corporate property management expenses	7.8	7.0	7.0	7.1
General and administrative expenses	20.8	15.6	15.6	11.4
Acquisition fees	0.6	—	—	3.7
Transition expenses	—	12.7	12.7	9.0
Interest expense	30.4	21.4	21.4	23.8
Amortization of deferred financing costs	4.3	2.5	2.5	1.8
Depreciation and amortization	102.7	93.3	93.3	84.3
Interest income	(10.2)	(10.6)	(10.6)	(8.5)
Gains on sales of real estate	(83.0)	(16.4)	(16.4)	—
Investment and other development expenses	4.2	1.2	1.2	0.6
Loss on early extinguishment of debt	—	0.2	0.2	—
Other, net	(0.3)	(0.8)	(0.8)	(1.4)
NOI	144.0	130.2	130.2	122.0
Less non-comparable:
Revenue	(57.0)	(35.7)	(25.5)	(12.1)
Operating expenses	29.6	17.1	13.6	5.5
Same Store NOI	$116.6	$111.6	$118.3	$115.4

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by NAREIT to be net income (loss), computed in accordance with GAAP and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is also used for certain covenants in our $200 Million Facility. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include property operations, start-up costs, fixed costs, acquisition expenses, interest on cash held in accounts or loan investments, income from portfolio properties, operating costs during the lease up of developments, interest rates on acquisition financing and general and administrative expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which include, but are not limited to, equity and mezzanine and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

FFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund distributions.  FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.  Although the Company has not historically incurred any significant impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  Accordingly, FFO should be reviewed in connection with GAAP measurements.  Our FFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$73.8	$(6.1)	$29.7
Real estate depreciation and amortization (a)	70.5	60.0	55.3
Impairment (b)	3.1	—	—
Gains on sales of real estate	(83.0)	(9.0)	(43.0)
FFO attributable to common stockholders - NAREIT defined	$64.4	$44.9	$42.0

GAAP weighted average common shares outstanding - basic	166.6	168.8	168.7
GAAP weighted average common shares outstanding - diluted	167.2	169.0	168.7

Net income (loss) per common share - basic and diluted	$0.44	$(0.04)	$0.18
FFO per common share - basic and diluted	$0.38	$0.27	$0.25

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the years ended December 31, 2015, 2014 and 2013, we capitalized interest of $16.5 million, $17.8 million, and $10.5 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the years ended December 31, 2014 and 2013, transition expenses related to our transition to becoming a self-managed, independent company were $12.7 million and $9.0 million respectively. We did not incur any transition expenses for the year ended December 31, 2015.

•
For the year ended December 31, 2015, we received and recorded income of $4.5 million related to disposition fees and promoted interests in connection with the acquisition of interests in seven CO-JVs from PGGM CO-JV .

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A. “Risk Factors,” in this Annual Report on Form 10-K for further discussion of risks associated with forward-looking statements.

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

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  We amortize the value of in-place leases acquired to expense over the remaining term of the leases.

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

In August 2014, the FASB issued guidance regarding management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not believe the adoption of this guidance will have a material impact on our disclosures.

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

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material impact on our financial statements, but additional disclosures will be required related to certain of our entities that were determined to be a VIE.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this guidance will change the classification of debt issuance costs on the consolidated balance sheet but will not otherwise impact our consolidated financial statements.

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

Inflation may also affect the costs of developments we invest in, primarily related to construction commodity prices, particularly lumber, steel and concrete. Recently, many commodity prices have experienced price reductions, particularly commodities benefiting from reduced energy costs or trade with China. However, commodity pricing has a history of volatility and inflation could be more of a factor in the future. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

As of December 31, 2015, we had approximately $1.0 billion of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.66%, $467.9 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.10%, and amounts outstanding under credit facilities of $49.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of December 31, 2015, we had consolidated notes receivable with a carrying value of approximately $36.5 million, a weighted average fixed interest rate of 15.0%, and a weighted average remaining maturity of 0.9 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of December 31, 2015, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of December 31, 2015 (in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate mortgage debt and credit facility interest expense	$(10.3)	$(7.8)	$(5.2)	$(2.6)
Interest rate caps	0.2	—	—	—
Cash investments	1.7	1.3	0.8	0.4
Total	$(8.4)	$(6.5)	$(4.4)	$(2.2)

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

As of December 31, 2015, we have four separate interest rate caps with a total notional amount of $162.7 million.  Each of these interest rate caps has a single 30 day LIBOR cap rate.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2015.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2015, were effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monogram Residential Trust, Inc.
Plano, Texas

We have audited the internal control over financial reporting of Monogram Residential Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of control, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and includes an explanatory paragraph regarding the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2016

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct and Ethics that applies to all of our employees, executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found on our website at www.monogramres.com. The other information required by this Item 10 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2016, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10K, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2016, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10K, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2016, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10K, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2016, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10K, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2016, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10K, and is incorporated herein by reference.

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: February 25, 2016	/s/ MARK T. ALFIERI
Mark T. Alfieri
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2016	/s/ E. ALAN PATTON
E. Alan Patton Chairman of the Board and Director

February 25, 2016	/s/ MARK T. ALFIERI
Mark T. Alfieri Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

February 25, 2016	/s/ DANIEL SWANSTROM, II
Daniel Swanstrom, II Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 25, 2016	/s/ HOWARD S. GARFIELD
Howard S. Garfield Senior Vice President - Planning/Treasurer, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

February 25, 2016	/s/ SAMI S. ABBASI
Sami S. Abbasi Director

February 25, 2016	/s/ ROGER D. BOWLER
Roger D. Bowler Director

February 25, 2016	/s/ DAVID D. FITCH
David D. Fitch Director

February 25, 2016	/s/ JONATHAN L. KEMPNER
Jonathan L. Kempner Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monogram Residential Trust, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Monogram Residential Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monogram Residential Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, during 2014 the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2016

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Real estate
Land ($176,233 and $58,938 related to VIEs as of December 31, 2015 and 2014, respectively)	$497,360	$389,885
Buildings and improvements ($790,235 and $227,817 related to VIEs as of December 31, 2015 and 2014, respectively)	2,627,693	2,033,819
	3,125,053	2,423,704
Less accumulated depreciation ($23,324 and $4,605 related to VIEs as of December 31, 2015 and 2014, respectively)	(357,036)	(280,400)
Net operating real estate	2,768,017	2,143,304
Construction in progress, including land ($126,149 and $582,299 related to VIEs as of December 31, 2015 and 2014, respectively)	333,153	716,930
Total real estate, net	3,101,170	2,860,234

Cash and cash equivalents	83,727	116,407
Intangibles, net	18,066	21,485
Other assets, net	80,183	110,282
Total assets	$3,283,146	$3,108,408

Liabilities and equity
Liabilities
Mortgages and notes payable ($485,438 and $227,310 related to VIEs as of December 31, 2015 and 2014, respectively)	$1,473,034	$1,186,481
Credit facilities payable	49,000	10,000
Construction costs payable ($24,228 and $63,393 related to VIEs as of December 31, 2015 and 2014, respectively)	36,975	75,623
Accounts payable and other liabilities	28,922	28,053
Deferred revenues, primarily lease revenues, net	19,451	18,955
Distributions payable	12,494	12,485
Tenant security deposits	5,616	4,586
Total liabilities	1,625,492	1,336,183

Commitments and contingencies

Redeemable noncontrolling interests ($26,090 and $27,444 related to VIEs as of December 31, 2015 and 2014, respectively)	29,073	32,012

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of December 31, 2015 and 2014, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,611,549 and 166,467,726 shares issued and outstanding as of December 31, 2015 and 2014, respectively	17	17
Additional paid-in capital	1,436,254	1,492,799
Cumulative distributions and net income (loss)	(269,523)	(293,350)
Total equity attributable to common stockholders	1,166,748	1,199,466
Non-redeemable noncontrolling interests	461,833	540,747
Total equity	1,628,581	1,740,213
Total liabilities and equity	$3,283,146	$3,108,408
See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Rental revenues	$238,068	$209,025	$190,624

Expenses
Property operating expenses	67,484	55,940	51,027
Real estate taxes	34,443	29,842	24,740
Asset management fees	—	3,843	7,673
General and administrative expenses	20,813	15,627	11,373
Acquisition expenses	641	(17)	3,677
Transition expenses	—	12,672	9,003
Investment and development expenses	4,171	1,197	553
Interest expense	30,351	21,424	23,844
Amortization of deferred financing costs	4,280	2,486	1,814
Depreciation and amortization	102,726	93,308	84,296
Total expenses	264,909	236,322	218,000

Interest income	10,172	10,554	8,507
Loss on early extinguishment of debt	—	(230)	—
Equity in income of investments in unconsolidated real estate joint ventures	250	770	1,311
Other income, net	127	63	92
Loss from continuing operations before gains on sales of real estate	(16,292)	(16,140)	(17,466)
Gains on sales of real estate	82,975	16,411	—
Income (loss) from continuing operations	66,683	271	(17,466)

Discontinued operations:
Loss from discontinued operations	—	—	(724)
Gains on sales of real estate in discontinued operations	—	—	50,779
Income from discontinued operations	—	—	50,055

Net income	66,683	271	32,589

Net income attributable to noncontrolling interests
Non-redeemable noncontrolling interests in continuing operations	7,112	(6,388)	3,938
Non-redeemable noncontrolling interests in discontinued operations	—	—	(6,832)
Net income (loss) available to the Company	73,795	(6,117)	29,695
Dividends to preferred stockholders	(7)	(7)	(3)
Net income (loss) attributable to common stockholders	$73,788	$(6,124)	$29,692

Weighted average number of common shares outstanding - basic	166,561	168,793	168,650
Weighted average number of common shares outstanding - diluted	167,205	169,029	168,650

Basic and diluted earnings (loss) per common share
Continuing operations	$0.44	$(0.04)	$(0.08)
Discontinued operations	—	—	0.26
Basic and diluted earnings (loss) per common share	$0.44	$(0.04)	$0.18

Amounts attributable to common stockholders:
Continuing operations	$73,788	$(6,124)	$(13,531)
Discontinued operations	—	—	43,223
Net income (loss) attributable to common stockholders	$73,788	$(6,124)	$29,692

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands)

									Cumulative
									Distributions
	Preferred Stock		Convertible Stock		Common Stock				and Net
	Number		Number		Number		Additional		Income (Loss)
	of	Par	of	Par	of	Par	Paid-in	Noncontrolling	Available to	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2013	—	$—	1	$—	167,542	$17	$1,523,646	$365,350	$(201,211)	$1,687,802
Net income	—	—	—	—	—	—	—	2,894	29,695	32,589
Redemptions of common stock	—	—	—	—	(2,483)	—	(22,936)	—	—	(22,936)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(23,210)	(12,762)	—	(35,972)
Sale of noncontrolling interest	—	—	—	—	—	—	148	5,750	—	5,898
Contributions by noncontrolling interests	—	—	—	—	—	—	—	146,276	—	146,276
Distributions:
Common stock - regular ($0.35 per share)	—	—	—	—	—	—	—	—	(59,035)	(59,035)
Noncontrolling interests	—	—	—	—	—	—	—	(51,303)	—	(51,303)
Preferred stock	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of preferred stock	10	—	—	—	—	—	—	—	—	—
Cancellation of convertible stock	—	—	(1)	—	—	—	—	—	—	—
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	3,261	—	31,007	—	—	31,007
Balance at December 31, 2013	10	$—	—	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323

Net income (loss)	—	—	—	—	—	—	—	6,388	(6,117)	271
Redemptions of common stock	—	—	—	—	(4,002)	—	(36,294)	—	—	(36,294)
Sale of a noncontrolling interest	—	—	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	—	—	111,187	—	111,187
Amortization of stock-based compensation	—	—	—	—	—	—	790	—	—	790
Distributions:
Common stock - regular ($0.34 per share)	—	—	—	—	—	—	—	—	(56,672)	(56,672)
Noncontrolling interests	—	—	—	—	—	—	—	(48,041)	—	(48,041)
Preferred stock	—	—	—	—	—	—	—	—	(7)	(7)
Stock issued pursuant to distribution reinvestment plan, net	—	—	—	—	2,150	—	20,490	—	—	20,490
Balance at December 31, 2014	10	$—	—	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213

Net income (loss)	—	—	—	—	—	—	—	(7,112)	73,795	66,683
Acquisition of noncontrolling interests	—	—	—	—	—	—	(59,152)	(60,640)	—	(119,792)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	37,330	—	37,330
Issuance of common and restricted shares, net	—	—	—	—	144	—	(465)	—	—	(465)
Amortization of stock-based compensation	—	—	—	—	—	—	3,072	—	—	3,072
Distributions:
Common stock - regular ($0.30 per share)	—	—	—	—	—	—	—	—	(49,961)	(49,961)
Noncontrolling interests	—	—	—	—	—	—	—	(48,492)	—	(48,492)
Preferred stock	—	—	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2015	10	$—	—	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$66,683	$271	$32,589
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of real estate	(82,975)	(16,411)	(50,779)
Loss on early extinguishment of debt	—	230	—
Impairment related to development	3,128	—	—
Equity in income of investments in unconsolidated real estate joint ventures	(250)	(770)	(1,311)
Distributions received from investment in unconsolidated real estate joint ventures	242	300	460
Depreciation	99,234	89,113	85,054
Amortization of deferred financing costs and debt premium/discount	2,298	(1,462)	(1,618)
Amortization of intangibles	3,420	4,185	2,394
Amortization of deferred revenues, primarily lease revenues, net	(1,464)	2,728	(1,480)
Amortization of stock-based compensation	3,072	790	—
Other, net	(68)	366	663
Changes in operating assets and liabilities:
Accounts payable and other liabilities	6,270	(3,200)	10,992
Other assets, net	3,006	(8,420)	(305)
Cash provided by operating activities	102,596	67,720	76,659

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, including construction in progress of $48.2 million for the year ended December 31, 2015	(213,477)	—	(108,014)
Additions to existing real estate	(9,697)	(6,242)	(6,934)
Construction in progress, including land	(329,060)	(474,260)	(325,964)
Proceeds from sales of real estate, net	250,311	33,379	205,336
Investments in unconsolidated real estate joint ventures	—	—	(4,810)
Acquisition of a controlling interest, net of cash acquired of $0.6 million for the year ended December 31, 2013	—	—	(8,643)
Acquisitions of noncontrolling interests	(121,559)	(6,150)	(49,036)
Sale of noncontrolling interest	—	—	7,272
Advances on notes receivable	(9,877)	(6,012)	(31,078)
Collections on notes receivable	37,092	219	18,618
Escrow deposits	246	4,688	(2,842)
Other, net	(745)	(25)	(544)
Cash used in investing activities	(396,766)	(454,403)	(306,639)

Cash flows from financing activities
Mortgage and notes payable proceeds	372,184	208,686	128,664
Mortgage and notes payable principal payments	(84,733)	(38,820)	(75,314)
Proceeds from credit facilities	342,000	—	—
Credit facilities payments	(306,371)	—	—
Contributions from noncontrolling interests	37,330	126,916	153,496
Distributions paid on common stock	(49,951)	(28,718)	(27,983)
Distributions paid to noncontrolling interests	(48,497)	(48,041)	(51,303)
Dividends paid on preferred stock	(7)	(7)	(3)
Redemptions of common stock	—	(36,294)	(22,936)
Other, net	(465)	—	(5,917)
Cash provided by financing activities	261,490	183,722	98,704

Net change in cash and cash equivalents	(32,680)	(202,961)	(131,276)
Cash and cash equivalents at beginning of period	116,407	319,368	450,644
Cash and cash equivalents at end of period	$83,727	$116,407	$319,368

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Consolidated Financial Statements

1.                                      Organization and Business

Organization

Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities.  Further, we may invest in other real estate-related securities, including mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing.  We completed our first investment in April 2007.

Since June 30, 2014, we have operated as a self-managed REIT, transitioning from an externally managed REIT pursuant to agreements (the “Self-Management Transition Agreements”) entered into with our prior sponsor and its affiliates, collectively referred to as “Behringer.” Our shares of common stock have traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “MORE” since November 21, 2014.

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments.  If a Co-Investment Venture makes an equity or debt investment in a separate entity with additional third parties, we refer to such a separate entity as a “Property Entity” and when applicable may name the multifamily community related to the Property Entity or CO-JV.

As of December 31, 2015, we have equity and debt investments in 56 multifamily communities, of which 40 are stabilized operating multifamily communities and 16 are in various stages of lease up, pre-development or construction. Of the 56 multifamily communities, we wholly own 13 multifamily communities and four debt investments for a total of 17 wholly owned investments.  The remaining 39 investments are held through Co-Investment Ventures, all of which are consolidated.

As of December 31, 2015, we are the managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner), and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of December 31, 2015 and 2014. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the underlying multifamily community as of the dates indicated. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  Unless otherwise noted, all are reported on the consolidated basis of accounting.

	December 31, 2015		December 31, 2014
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%	30	50% to 74%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total	39		46

(a)
Includes one unconsolidated investment as of December 31, 2014, which included a debt investment that was repaid in 2015. In May 2015, we also acquired PGGM’s interests in seven PGGM CO-JVs. See Note 11, “Noncontrolling Interests” for further information. As of December 31, 2015 and 2014, the PGGM CO-JVs include Developer Partners in 18 and 19 multifamily communities, respectively.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2015, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our consolidated accounts and the accounts of our wholly owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or other entities (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs, as defined by U.S. generally accepted accounting principles (“GAAP”), are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  See Note 7, “Other Assets” for further information on our unconsolidated investment.  All inter-company accounts and transactions have been eliminated in consolidation.

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

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The in-place leases are amortized over the remaining term of the in-place leases, approximately a six month term for multifamily in-place leases and terms ranging from three to 20 years for retail in-place leases.

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

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to December 31, 2015.

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

We recorded an impairment loss for the year ended December 31, 2015 related to one of our developments. See Note 5, “Real Estate Investments” for more information. We did not record any impairment losses for the years ended December 31, 2014 or 2013.

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

As of December 31, 2015 and 2014, cash and cash equivalents include $32.5 million and $42.0 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

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

Other Assets

Other assets primarily include notes receivable, deferred financing costs, equity method investments, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics. Deferred financing costs are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  As of and for the years ended December 31, 2015 and 2014, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Acquisition Costs

Non-reimbursed acquisition costs for business combinations, which are expected to include most consolidated property acquisitions other than land acquisitions, are expensed when it is probable that the transaction will be accounted for as a business combination and the purchase will be consummated. Our acquisition costs related to investments in unconsolidated real estate joint ventures are capitalized as a part of our basis in the investment. Acquisition costs related to unimproved or non-operating land, primarily related to developments, are capitalized.  Through June 30, 2014, pursuant to our advisory management agreement, Behringer was obligated to reimburse us for all investment-related expenses that the Company pursued but ultimately did not consummate.  During the period, prior to the determination of its status, amounts incurred were recorded in other assets. Acquisition expenses are recorded net of any reimbursements when probable of recovery.

Transition Expenses

Transition expenses include expenses directly and specifically related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities), expenses related to our listing on the NYSE and payments to Behringer in connection with the transition to self-management discussed further in Note 13, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the years ended December 31, 2015, 2014 or 2013.

We have evaluated the current and deferred income tax related to state taxes with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2015 or 2014.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting in Co-Investment Ventures, fair value accounting for business combinations, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net. As a result of these differences, our net federal income tax basis exceeds the carrying value for financial statement purposes as of December 31, 2015 by approximately $19.5 million.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2015 and 2014, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of December 31, 2015 and 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2015, the dilutive impact was less than $0.01, and during 2014, any common stock equivalents were anti-dilutive. There were no common stock equivalents during 2013.

For all periods presented, the convertible preferred stock was excluded from the calculation of earnings per share because the effect would not be dilutive. However, based on changing market conditions, the outstanding convertible preferred stock could be dilutive in future periods.

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

Reclassifications

Certain financial information on the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 have been revised to conform to the current year presentation. For the years ended December 31, 2014 and 2013, $2.5 million and $1.8 million, respectively, of amortization of deferred financing costs previously reported in depreciation and amortization are now included in a separate line item.

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

In August 2014, the FASB issued guidance regarding management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not believe the adoption of this guidance will have a material impact on our disclosures.

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

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material impact on our financial statements, but additional disclosures will be required related to certain of our entities that were determined to be a VIE.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this guidance will change the classification of debt issuance costs on the consolidated balance sheet but will not otherwise impact our consolidated financial statements.

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

The following tables present certain additional information regarding our 2015 business combinations. There were no business combinations during the year ended December 31, 2014.

The amounts recognized for major assets acquired and liabilities assumed, including a reconciliation to cash consideration as of the business combination dates, are as follows (in millions):

2015 Acquisitions
Land	$23.9
Building and improvements	141.7
Accrued liabilities	(0.4)
Cash consideration	$165.2

Certain operating information for the periods from the business combination dates to December 31, 2015 is as follows (in millions):

For the Periods to December 31, 2015
Rental revenues	$1.4
Acquisition expenses	0.6
Depreciation and amortization	1.8
Net loss attributable to common stockholders	(2.3)

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2015 and 2014, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2015			December 31, 2014
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,627.7	$37.1	$24.2	$2,033.8	$40.7	$25.6
Less: accumulated depreciation and amortization	(357.0)	(34.9)	(8.3)	(280.4)	(38.3)	(6.5)
Net	$2,270.7	$2.2	$15.9	$1,753.4	$2.4	$19.1

Depreciation expense related to our real estate investments for the years ended December 31, 2015, 2014, and 2013 was approximately $98.8 million, $88.8 million, and $81.8 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both December 31, 2015 and 2014, include $7.9 million and $9.2 million, respectively, of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both December 31, 2015 and 2014, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the years ended December 31, 2015, 2014, and 2013 was approximately $3.4 million, $4.2 million, and $2.5 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
2016	$1.1
2017	1.1
2018	0.5
2019	0.5
2020	0.5

Developments

In December 2015, we acquired The Mile, a 120-unit multifamily development located in Miami, Florida, from an unaffiliated seller, for an aggregate gross purchase price of $48.0 million, excluding closing costs. As of December 31, 2015, the development was classified as construction in progress.

For the years ended December 31, 2015, 2014, and 2013, we capitalized the following amounts of interest, real estate taxes and direct overhead related to our developments (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Interest	$16.5	$17.8	$10.5
Real estate taxes	4.1	4.2	2.4
Direct overhead	0.6	0.8	0.5

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the years ended December 31, 2015 and 2014 (in millions); there were no sales of real estate reported in continuing operations for the year ended December 31, 2013:

Date of Sale	Multifamily Community and Location	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Year Ended December 31, 2015
July 2015	Uptown Post Oak — Houston, TX	$90.1	$88.3	$34.4
June 2015	Burnham Pointe — Chicago, IL	126.0	123.6	48.6
June 2015	Shady Grove — Rockville, MD (a)	38.5	38.4	—
	Total	$254.6	$250.3	$83.0

For the Year Ended December 31, 2014
February 2014	Tupelo Alley — Portland, OR	$52.9	$33.4	$16.4

(a)
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

The following table presents net income related to the multifamily communities sold in 2015 and 2014, for the years ended December 31, 2015, 2014 and 2013, and includes the gains on sale of real estate (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss) from multifamily communities sold	$83.5	$22.9	$5.7
Less: net income attributable to noncontrolling interest	—	(7.2)	—
Net income (loss) attributable to common stockholders	$83.5	$15.7	$5.7

Discontinued Operations

The following table presents our sales of real estate for the year ended December 31, 2013 (in millions), all of which are reported as discontinued operations:

Date of Sale	Multifamily Community and Location	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Year Ended December 31, 2013
September 2013	Grand Reserve Orange — Orange, CT	$35.3	$34.3	$12.8
June 2013	Halstead — Houston, TX	43.5	42.2	11.9
May 2013	Cyan/PDX (“Cyan”) — Portland, OR	95.8	95.5	19.2
March 2013	The Reserve at John’s Creek Walk — Johns Creek, GA	37.3	33.3	6.9
	Total	$211.9	$205.3	$50.8

The table below includes the major classes of line items constituting net loss from discontinued operations, gains on sale of real estate, and depreciation and amortization and capital expenditures for the year ended December 31, 2013 for the multifamily communities that have been classified as discontinued operations in the accompanying consolidated statement of operations (in millions):

For the Year Ended
December 31, 2013
Rental revenue	$8.0

Expenses
Property operating expenses	2.5
Real estate taxes	1.1
Interest expense	1.0
Depreciation and amortization	3.3
Total expenses	7.9

Loss on early extinguishment of debt	(0.8)

Loss from discontinued operations	(0.7)
Income attributable to noncontrolling interests	(6.9)
Loss from discontinued operations attributable to common stockholders	$(7.6)

Gains on sales of real estate	$50.8

Capital expenditures	$0.2

Changes in operating and investing noncash items related to discontinued operations were not significant for the year ended December 31, 2013.

6.                                      Variable Interest Entities

As of December 31, 2015 and 2014, we have concluded that we are the primary beneficiary of 15 VIEs.  All of these VIEs are the Property Entities of PGGM CO-JVs or Developer CO-JVs created for the purpose of developing and operating multifamily communities. At the inception of each respective Property Entity, we had determined that none of the Co-Investment Ventures were VIEs and because we were the managing member (directly or indirectly) of each Co-Investment Venture and had control of their operations and business affairs, we consolidated each Co-Investment Venture.  After separate reconsideration events from 2012 through the present, all of which were related to predetermined activities, we have concluded that all of these Co-Investment Ventures are now VIEs.  Because these Co-Investment Ventures were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the Co-Investment Ventures based upon contributed capital ranges from 55% to 100%.

The significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. Twelve VIEs, all of which are actively developing or operating multifamily communities, have closed aggregate construction financing of $577.9 million as of December 31, 2015, which we expect to be substantially drawn on during the construction of the developments. As of December 31, 2015, $485.4 million has been drawn under these construction loans. For ten of these construction loans, we have provided partial payment guarantees ranging from 10% to 25% of the total construction loan. The total commitment of these ten construction loans is $528.1 million, of which $435.6 million is outstanding as of December 31, 2015. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other two construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each multifamily community. See Note 9, “Mortgages and Notes Payable” for further information on our construction loans.  The total assets of the VIEs are $1,089.9 million and $906.9 million as of December 31, 2015 and 2014, respectively, $126.1 million and $582.3 million of which is reflected in construction in progress, respectively.  The total net operating real estate of the VIEs is $943.1 million and $282.1 million as of December 31, 2015 and 2014, respectively.

7.                                      Other Assets

The components of other assets as of December 31, 2015 and 2014 are as follows (in millions):

	December 31, 2015	December 31, 2014
Notes receivable, net (a)	$36.5	$59.8
Deferred financing costs, net	15.2	17.4
Resident, tenant and other receivables	12.2	14.0
Escrows and restricted cash	8.7	8.0
Prepaid assets, deposits and other assets	7.6	6.1
Investment in unconsolidated real estate joint venture (b)	—	5.0
Total other assets	$80.2	$110.3

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of December 31, 2015, the weighted average interest rate is 15.0% and the remaining years to scheduled maturity is 0.9 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

(b)
As of December 31, 2014, we had a $5.0 million investment in an unconsolidated joint venture, the Custer PGGM CO-JV. The primary asset of the Custer PGGM CO-JV was a mezzanine loan collateralized by the development of a 444 unit multifamily community in Allen, Texas, a suburb of Dallas.  The mezzanine loan was repaid during May 2015.

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 1% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of December 31, 2015 are as follows (in millions):

Future Minimum
Year	Lease Receipts
2016	$3.5
2017	3.6
2018	3.5
2019	3.4
2020	3.3
Thereafter	22.7
Total	$40.0

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of December 31, 2015 and 2014 (dollar amounts in millions and monthly LIBOR at December 31, 2015 is 0.43%):

			As of December 31, 2015
	December 31,	December 31,	Weighted Average
	2015	2014	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgages payable	$297.3	$87.2	3.88%	2018 to 2020
Total Company level	297.3	87.2
Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	631.6	827.7	3.49%	2016 to 2020
Variable rate mortgage payable	11.6	12.0	Monthly LIBOR + 2.35%	2017
Fixed Rate construction loans payable (c)
Operating	29.2	29.0	4.31%	2016 (e)
In Construction	44.5	28.0	4.00%	2018
Variable rate construction loans payable (d)
Operating	355.3	87.3	Monthly LIBOR + 2.12%	2016 to 2018
In Construction	101.0	111.0	Monthly LIBOR + 2.02%	2017 to 2018
	1,173.2	1,095.0
Plus: unamortized adjustments from business combinations	2.5	4.3
Total Co-Investment Venture level - consolidated	1,175.7	1,099.3
Total consolidated mortgages and notes payable	$1,473.0	$1,186.5

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)
Includes two loans with total commitments of $82.7 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023 and the other includes a one to two year extension option. As of December 31, 2015, there is $8.9 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(d)
Includes eleven loans with total commitments of $548.7 million. As of December 31, 2015, the Company has partially guaranteed ten of these loans with total commitments of $528.1 million, and as of December 31, 2015, $82.8 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 10% to 25%. These loans include one to two year extension options. As of December 31, 2015, there is $92.5 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(e)	Construction loan has an extension right to convert the loan to a permanent loan and extend the maturity to 2023.

As of December 31, 2015, $2.5 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of December 31, 2015.

As of December 31, 2015, contractual principal payments for our mortgages and notes payable for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
2016	$4.7	$181.3	$186.0
2017	5.8	298.2	304.0
2018	153.4	381.3	534.7
2019	79.5	141.0	220.5
2020	53.9	171.4	225.3
Thereafter	—	—	—
Total	$297.3	$1,173.2	1,470.5
Add: unamortized adjustments from business combinations			2.5
Total mortgages and notes payable			$1,473.0

10.                               Credit Facilities Payable

We have two credit facilities as of December 31, 2015: a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the $200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of December 31, 2015 and 2014 (dollar amounts in millions, and monthly LIBOR at December 31, 2015 was 0.43%):

	Balance Outstanding
	December 31, 2015	December 31, 2014	Interest Rate as of December 31, 2015	Maturity Date
$150 Million Facility	$49.0	$10.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total	$49.0	$10.0

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

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities at our discretion in order to increase amounts available for borrowing.  As of December 31, 2015, $118.6 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of December 31, 2015, our availability to draw under the $150 Million Facility was limited to $108.2 million based upon the value of the collateral pool.

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions as of December 31, 2015.

In January 2015, we entered into the $200 Million Facility. The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of December 31, 2015 is LIBOR + 2.5%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200.0 million up to a total of $400.0 million after satisfying certain conditions.

Draws under the $200 Million Facility are primarily supported by equity pledges of our wholly owned subsidiaries, and are secured by a first mortgage lien, an assignment of leases and rents against two wholly owned multifamily communities, and a first priority perfected assignment of a portion of certain of our notes receivable. In addition, we may provide additional security related to future property acquisitions.

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts. For the year ended December 31, 2015, our declared distributions were 78% of such defined funds from operations during such period. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of December 31, 2015.

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

As of December 31, 2015 and 2014, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	December 31, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$332.0	30% to 45%	$390.5	26% to 45%
MW Co-Investment Partner	123.7	45%	144.9	45%
Developer Partners	4.0	0%	3.4	0%
Subsidiary preferred units	2.1	(b)	1.9	(b)
Total non-redeemable NCI	$461.8		$540.7

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

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, their noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, the Master Partnership’s and the PGGM CO-JV’s pro rata interests are subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances, the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than an asset sale.

Noncontrolling interests also include between 121 to 125 preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at a redemption price of $500 per unit (the face value), plus all accrued and unpaid distributions thereon to and including the date fixed for redemption, plus a premium per unit generally of $50 to $100 for the first year which generally declines in value $25 per unit each year until there is no redemption premium remaining.  The subsidiary preferred units are not redeemable by the unit holders, and as of December 31, 2015, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the years ended December 31, 2015, 2014 and 2013, we paid the following distributions to noncontrolling interests (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Distributions paid to noncontrolling interests:
Operating activities	$17.7	$22.5	$25.0
Investing and financing activities	30.8	25.5	26.3
Total	$48.5	$48.0	$51.3

On May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which related to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which related to a debt investment in a multifamily community. The net purchase price was $119.8 million, exclusive of closing costs. The consideration for the acquisitions was paid in cash, with $9.8 million funded from existing cash balances and the remaining $110.0 million from draws under our credit facilities. In connection with the acquisitions, we also received from the Master Partnership a disposition fee of $1.0 million and a promoted interest payment of $3.5 million, which are eliminated in our consolidation of the Master Partnership but did increase net income available to the Company.

The following table summarizes each of the multifamily community interests related to the acquisition of noncontrolling and controlling interests:

		Our Ownership Interest (a)
Multifamily Community and Location	Total Units	Pre-Acquisition	Acquired Interest	Post-Acquisition
Equity investments:
The District Universal Boulevard, Orlando, FL	425	55.5%	44.5%	100%
Veritas, Henderson, NV (b)	430	51.9%	41.6%	93.5%
The Cameron, Silver Spring, MD	325	55.5%	44.5%	100%
Skye 2905, Denver, CO	400	55.5%	44.5%	100%
Grand Reserve, Dallas, TX	149	74.4%	25.6%	100%
Stone Gate, Marlborough, MA	332	55.5%	44.5%	100%
	2,061
Debt investment:
Jefferson Creekside, Allen, TX	444	55.5%	44.5%	100%

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

Because these equity investments were previously accounted for on the consolidated method of accounting, the acquisition of the investment interests did not change the carrying value for the related assets or liabilities or reported consolidated operations for revenues and expenses included in reported net income. The acquisition of the equity investments reduced noncontrolling interests for the related amounts of the CO-JVs with the difference between the noncontrolling interest amounts and the purchase price of $59.2 million recorded to additional paid in capital. The acquisition of the debt investment resulted in a change from equity method accounting to the consolidated method of accounting and accordingly, the underlying assets and liabilities were recorded at a fair value of $16.6 million.

On February 28, 2014, we sold an approximately 37% noncontrolling interest in two Developer CO-JVs to PGGM for $13.2 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $0.8 million was recorded.

During the year ended 2014, we formed two new PGGM CO-JVs to develop two separate multifamily communities in California.

On July 31, 2013, we acquired the GP Master Interest in a related party transaction with Behringer for $23.1 million in cash, excluding closing costs, of which $13.8 million related to the partial acquisition of an approximate 1% noncontrolling interest in the Master Partnership’s interest in the PGGM CO-JVs. The remaining $9.3 million was accounted for as a business combination. Additionally, during the year ended 2013, we acquired all of the noncontrolling interests in the Cyan MW CO-JV for $27.9 million in cash and sold a portion of our noncontrolling interest in the Cameron PGGM CO-JV to PGGM for $7.3 million in cash. On December 20, 2013, the Master Partnership was restructured to increase PGGM’s equity commitment, and we partially sold an approximate 42% noncontrolling interest in 13 Developer CO-JVs to PGGM for $146.4 million. No gain or loss was recognized in recording these transactions, but a net decrease to additional paid-in capital of $23.1 million was recorded.

Redeemable Noncontrolling Interests

As of December 31, 2015 and 2014, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	December 31, 2015		December 31, 2014
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$32.0	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by regional or national multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  These amounts include reimbursing partners once certain development milestones are achieved, generally related to permits or final budgeted construction costs. They also generally have put options, usually exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of December 31, 2015, we have recorded in redeemable noncontrolling interests $28.8 million of puts, of which $5.0 million are eligible for exercise as of that date. These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  All of these Developer Partners also have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, in each case based on the trading prices of our shares of common stock over a subsequent measurement period. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share value of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by 168,537,343 shares of common stock, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the 168,537,343 shares of common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. The conversion option terminates December 31, 2016.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized and reserved for issuance under the Incentive Award Plan as of December 31, 2015. Compensation cost is measured at the grant date based on the estimated fair value at the time of the award being granted and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates.

Restricted Stock Units

As of December 31, 2015, we had 549,496 restricted stock units outstanding, held by our directors and certain executive employees. These restricted stock units generally vest over a three year period. The following table includes the number of restricted stock units granted, exercised (including units used to satisfy employee income tax withholding) and outstanding as of and for the years ended December 31, 2015 and 2014. No restricted stock units were granted in 2013.

	2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	248,691	$10.03	—	$—
Granted	482,846	9.47	248,691	10.03
Exercised	(170,632)	9.71	—	—
Forfeited	(11,409)	9.64	—	—
Outstanding December 31,	549,496	$9.64	248,691	$10.03

Vested restricted stock units	64,437	$9.90	11,356	$10.03
Unvested restricted stock units	485,059	$9.61	237,335	$10.03

Restricted Stock

As of December 31, 2015, we had 20,868 shares of restricted stock outstanding held by employees. Restrictions on these shares lapse in equal increments over a three year period following the grant date. The following is a summary of the restricted stock granted, forfeited and outstanding as of and for the year ended December 31, 2015. No restricted stock was granted in 2014 or 2013:

	2015
	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	—	$—
Granted	25,746	9.21
Forfeited	(4,878)	9.21
Outstanding December 31,	20,868	$9.21

Unvested restricted stock	20,868	$9.21

For the years ended December 31, 2015 and 2014, we had approximately $3.2 million and $0.8 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments. For the year ended December 31, 2013, we had no compensation cost related to share-based payments. Unearned compensation costs for restricted stock units and restricted stock was approximately $3.4 million at December 31, 2015, and is expected to be recognized over a weighted average period of 1.9 years.

Distributions

The following table presents the regular distributions declared for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts):

	For the Year Ended December 31,
	2015		2014		2013
	Declared (a)	Declared per Share (a)	Declared (a)	Declared per Share (a)	Declared (a)	Declared per Share (a)
Fourth quarter	$12.5	$0.075	$12.5	$0.075	$14.9	$0.089
Third quarter	12.5	0.075	14.9	0.088	14.9	0.088
Second quarter	12.5	0.075	14.7	0.087	14.7	0.087
First quarter	12.5	0.075	14.6	0.086	14.5	0.086
Total	$50.0	$0.300	$56.7	$0.336	$59.0	$0.350

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

During 2015, 2014 and 2013, our distributions were classified as follows for federal income tax purposes:

	2015	2014	2013
Ordinary income	58%	42%	36%
Capital gains	23%	19%	32%
Section 1250 recapture capital gains	5%	—%	4%
Return of capital	14%	39%	28%
Total	100%	100%	100%
The classification changes in 2015 were primarily due to increased dispositions in 2015 as compared to 2014 and improved operating performance in 2015 compared to 2014. The classification changes in 2014 were primarily due to decreased dispositions in 2014 as compared to 2013 and improved operating performance in 2014 compared to 2013.

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

On December 29, 2014, the Company acquired through a tender offer approximately 2.4 million common shares at a price of $9.25 per share for $22.1 million.

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

Commencing at the Initial Closing, the Self-Management Transition Agreements provide that in certain circumstances, Behringer will rebate to us, or may provide us a credit with respect to acquisition fees paid pursuant to the amended and restated advisory management agreement. For the years ended December 31, 2015 and 2014, $0.1 million and $2.5 million, respectively, of acquisition fees were trued up to us. No amounts were credited for the year ended December 31, 2013.

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

Behringer provided shareholder services from June 30, 2014 through November 20, 2014 at a cost of $2.9 million, including an early termination payment related to our listing on the NYSE.

In addition to the above transactions, the Company incurred other expenses related to our transition to self-management and listing on the NYSE, primarily related to Special Committee and Company legal and financial advisors and general transition services (primarily staffing, name change, notices, transition-related insurance, information technology and facilities).

The table below represents the components of our transition expenses for the years ended December 31, 2014 and 2013 are as follows (in millions). We did not incur any transition expenses for the year ended December 31, 2015.

	For the Year Ended December 31,
	2014	2013
Special Committee and Company legal and financial advisors	$0.9	$0.7
General transition services:
Behringer	2.9	7.9
Other service providers	2.5	0.4
Expenses related to listing on the NYSE	6.4	—
Total transition expenses	$12.7	$9.0

14.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of December 31, 2015, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2015 and 2014, we have approximately $18.9 million and $18.3 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of December 31, 2015, we have entered into construction and development contracts with $82.6 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
2016	$0.6
2017	0.9
2018	0.8
2019	0.8
2020	0.8
Thereafter	3.2
Total	$7.1

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the Self-Management Transition Agreements. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements.   On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. Because the litigation related to Behringer’s claims and our claims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of December 31, 2015, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our financial condition or results of operations.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

For the years ended December 31, 2015, 2014 and 2013, we had no fair value adjustments on a recurring basis.

Nonrecurring Basis — Fair Value Adjustments

As discussed in Note 5, “Real Estate Investments,” we recorded an impairment charge related to one of our developments in May 2015. Prior to the impairment, the development had a net carrying value of $44.4 million. The $3.1 million impairment is included in the line item “Investment and other development expenses” on the consolidated statement of operations. The fair value for the development was determined based upon the terms of the purchase and sale agreement which closed in June 2015. We consider this a Level 2 input under the fair value hierarchy.

As discussed in Note 11, “Noncontrolling Interests”, we acquired a controlling interest in an unconsolidated investment in real estate joint venture in May 2015. We consolidated the Custer PGGM CO-JV and recognized a loss related to the revaluation of our equity interest for the difference between our carrying value and the fair value of the investment. The fair value was determined based upon the pay-off value of the note receivable and its related accrued interest, both of which were repaid shortly after the acquisition of the controlling interest. We consider this a Level 2 input under the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in millions):

For the Year Ended December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Construction in progress	$—	$41.2	$—	$41.2	$(3.1)
Other Assets	—	16.6	—	16.6	—
	$—	$57.8	$—	$57.8	$(3.1)

For the years ended December 31, 2014 and 2013, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of December 31, 2015 and 2014 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of December 31, 2015 and 2014 are as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,473.0	$1,473.1	$1,186.5	$1,199.6

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

Effective July 31, 2013, we entered into the Self-Management Transition Agreements as discussed in Note 13, “Transition Expenses.” From the Initial Closing through June 30, 2014, we hired executives and staff who were previously employees of Behringer and began hiring other employees, completing our transition to a self-managed company. Behringer provided capital market services to the Company for a fee ranging from 0.9% to 1.0% of our share of the financings. Such capital market services terminated on June 30, 2015. In addition, certain acquisition and advisory fees and other reimbursements are still subject to true-up and reconciliations as of December 31, 2015. For the years ended December 31, 2015 and 2014, $0.1 million and $2.5 million, respectively, of acquisition fees were credited to us, all of which were previously capitalized, and offset against total real estate, net. The services provided by Behringer included acquisition and advisory, property management, and asset management services which terminated on June 30, 2014 and capital market services which terminated on June 30, 2015.

The table below shows the fees and expense reimbursements to Behringer in exchange for such services for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Acquisition and advisory fees	$—	$4.3	$15.0
Property management fees	—	11.3	23.4
Debt financing fees	0.2	2.4	1.5
Asset management fees	—	3.8	7.7
Administrative expense reimbursements	—	1.0	1.8
Shareholder services (a)	—	2.9	—

(a)	Includes an early termination payment of $2.3 million to Behringer related to our listing on the NYSE. See further discussion in Note 13, “Transition Expenses.”

See Note 14, “Commitments and Contingencies” for discussion of litigation with Behringer.

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2015, 2014 and 2013 is summarized below (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $16.5 million, $17.8 million and $10.5 million in 2015, 2014 and 2013, respectively	$30.1	$20.8	$25.8
Non-cash investing and financing activities:
Acquisition of a noncontrolling interest	—	—	9.0
Conversion of note receivable into an equity investment	—	—	4.9
Funds deposited in escrow related to a development acquisition	—	1.5	1.1
Transfer of real estate from construction in progress to operating real estate	679.4	286.6	48.9
Conversion of investment in unconsolidated real estate joint venture into notes receivable	5.0	0.8	9.5
Stock issued pursuant to our DRIP	—	20.5	31.0
Distributions payable	12.5	12.5	5.0
Construction costs and other related payables	34.9	92.2	43.7

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Distributions for the First Quarter of 2016

Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2016. The distribution is payable April 7, 2016 to stockholders of record at the close of business on March 31, 2016.

19.     Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$56,643	$59,105	$59,191	$63,129
Income (loss) from continuing operations	$(1,177)	$44,473	$30,876	$(7,489)
Net income (loss) attributable to common stockholders	$(833)	$49,196	$31,362	$(5,937)
Basic weighted average shares outstanding	166,509	166,541	166,563	166,628
Diluted weighted average shares outstanding	166,509	167,202	167,260	167,247
Basic and diluted earnings (loss) per share	$(0.01)	$0.29	$0.19	$(0.04)

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$50,182	$51,047	$53,091	$54,705
Income (loss) from continuing operations	$14,476	$(6,870)	$(858)	$(6,477)
Net income (loss) attributable to common stockholders	$7,423	$(6,775)	$(619)	$(6,153)
Basic weighted average shares outstanding	168,714	168,857	168,780	168,818
Diluted weighted average shares outstanding	168,919	169,096	169,028	169,066
Basic and diluted earnings (loss) per share	$0.04	$(0.04)	$—	$(0.04)

*****

Monogram Residential Trust, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2015
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the Year Ended December 31, 2015	$144	$746	$—	$644	$246
For the Year Ended December 31, 2014	102	550	—	508	144
For the Year Ended December 31, 2013	193	492	—	583	102

Monogram Residential Trust, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(in thousands)

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2015
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
4110 Fairmount	Dallas, TX	$7,244	$36,150	$153	$43,547	$2,720	2014/2012	$24,825
4550 Cherry Creek(d)	Denver, CO	7,910	70,184	1,594	79,688	14,016	2004/2011	39,500
55 Hundred(d)	Arlington, VA	13,196	67,515	619	81,330	12,830	2010/2011	41,047
7166 at Belmar(d)	Lakewood, CO	3,385	52,298	1,828	57,511	10,222	2008/2011	28,500
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	1,847	39,459	8,561	2003/2010	29,000
Acappella	San Bruno, CA	8,000	46,973	562	55,535	10,996	2010/2010	30,070
Allegro (e)	Addison, TX	3,900	55,355	1,688	60,943	11,237	2013/2010	20,829
Allusion West University	Houston, TX	9,440	31,372	111	40,923	2,611	2014/2012	20,623
Argenta	San Francisco, CA	11,100	81,624	1,536	94,260	16,341	2008/2011	51,000
Arpeggio Victory Park	Dallas, TX	11,000	47,443	117	58,560	3,713	2014/2012	29,161
Bailey's Crossing(d)	Alexandria, VA	22,214	108,145	803	131,162	20,689	2010/2011	76,000
Blue Sol	Costa Mesa, CA	7,167	30,145	132	37,444	1,718	2014/2013	—
Briar Forest Lofts(d)	Houston, TX	4,623	40,155	733	45,511	7,868	2008/2011	20,211
Burrough's Mill(d)	Cherry Hill, NJ	10,075	51,869	823	62,767	11,395	2004/2011	24,440
Calypso Apartments and Lofts(d)	Irvine, CA	13,902	42,730	511	57,143	8,240	2008/2011	29,500
The Cameron	Silver Spring, MD	25,191	77,737	565	103,493	14,607	2010/2011	63,579
Cyan on Peachtree	Atlanta, GA	9,302	59,839	—	69,141	1,497	2015/2013	39,114
The District Universal Boulevard	Orlando, FL	5,161	57,448	995	63,604	11,057	2009/2011	36,589
Eclipse(d)	Houston, TX	6,927	44,078	420	51,425	8,987	2009/2011	20,061
Ev	San Diego, CA	10,400	73,547	—	83,947	1,062	2015/2015	—
Everly	Wakefield, MA	6,101	39,503	866	46,470	2,171	2014/2012	22,982
Fitzhugh Urban Flats(d)	Dallas, TX	9,394	48,884	1,135	59,413	9,997	2009/2011	26,886
Forty55 Lofts(d)	Marina del Rey, CA	11,382	68,966	523	80,871	13,262	2010/2011	25,500
The Franklin Delray	Delray Beach, FL	9,065	24,229	79	33,373	2,499	2013/2012	—
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	2,308	109,317	22,462	2008/2009	51,300
Grand Reserve	Dallas, TX	2,980	29,231	(640)	31,571	4,828	2009/2012	20,364
The Lofts at Park Crest	McLean, VA	—	49,737	482	50,219	12,288	2008/2010	43,321
Muse Museum District	Houston, TX	11,533	36,189	616	48,338	2,292	2014/2012	26,700
Nouvelle	Tysons Corner, VA	30,515	137,645	—	168,160	1,538	2015/2013	64,406
Pembroke Woods	Pembroke, MA	11,520	29,807	1,144	42,471	5,184	2006/2012	14,516
Point 21	Denver, CO	6,453	41,375	—	47,828	1,485	2014/2012	26,552
Renaissance - Phase I(d)	Concord, CA	5,786	33,660	1,669	41,115	6,208	2008/2011	—

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2015
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
The Reserve at LaVista Walk	Atlanta, GA	4,530	34,159	1,263	39,952	8,331	2008/2010	13,655
San Sebastian(d)	Laguna Woods, CA	7,841	29,037	252	37,130	6,455	2010/2011	21,000
Satori(d)	Fort Lauderdale, FL	8,223	75,126	1,260	84,609	14,629	2010/2011	51,000
SEVEN	Austin, TX	6,041	54,117	—	60,158	1,385	2015/2011	31,407
Skye 2905	Denver, CO	13,831	87,491	214	101,536	16,394	2010/2011	55,647
SoMa(f)	Miami, FL	21,647	51,150	—	72,797	170	2015/2013	50,431
Stone Gate	Marlborough, MA	8,300	54,634	1,821	64,755	11,591	2007/2011	34,029
The Mark	Boca Raton, FL	13,520	68,574	—	82,094	735	2015/2015	—
Verge(f)	San Diego, CA	26,620	64,262	—	90,882	887	2015/2013	50,519
Vara	San Francisco, CA	20,200	88,500	602	109,302	9,308	2013/2013	57,000
The Venue(d)	Clark County, NV	1,520	24,249	255	26,024	4,887	2009/2011	10,500
Veritas(d)	Henderson, NV	4,950	55,607	449	61,006	9,948	2011/2012	34,775
West Village	Mansfield, MA	5,301	30,068	679	36,048	6,603	2008/2011	19,747
Zinc	Cambridge, MA	23,170	159,051	—	182,221	1,132	2015/2012	98,718
		$497,360	$2,597,679	$30,014	$3,125,053	$357,036		$1,475,004
____________________________________________________________________________

(a)	Each of our properties has a depreciable life of 25 to 35 years. Improvements have depreciable lives ranging from 3 to 15 years.

(b)	For multifamily communities developed by the Company, year of acquisition represents the year of our initial investment in the development.

(c)
Encumbrances include mortgages and notes payable and the $150 Million Facility which had an outstanding balance of $49.0 million as of December 31, 2015. The $150 Million Facility is collateralized by the following properties: Allegro, The Reserve at La Vista Walk and Pembroke Woods. The $150 Million Facility balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2015. Encumbrances related to mortgage loans excludes the $2.5 million of unamortized adjustment from business combinations as of December 31, 2015.

(d)	Property is owned through a Co-Investment Venture. Initial cost is the cost recorded at time of consolidation. Year acquired is the year the property was consolidated.

(e)	During 2013, we completed development of the second phase of Allegro which added an additional 121 units. Phase I of the property was initially completed in 2010.

(f)
For our developments, we transfer costs of a property to land, buildings and improvements as units are completed and capable of generating operating revenue. As of December 31, 2015, SoMa was 95% complete and Verge was 94% complete. Both are expected to be completed in 2016.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Real Estate:
Balance at beginning of year	$2,423,704	$2,170,747	$2,177,429
Additions:
Additions, acquisitions and/or consolidation of joint ventures	854,472	292,802	163,401
Deductions:
Sale of real estate property	(153,123)	(39,845)	(170,083)
Balance at end of year	$3,125,053	$2,423,704	$2,170,747

Accumulated Depreciation:
Balance at beginning of year	$280,400	$195,048	$123,360
Depreciation expense	98,796	88,806	85,054
Deductions	(22,160)	(3,454)	(13,366)
Balance at end of year	$357,036	$280,400	$195,048

Monogram Residential Trust, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2015
(in thousands)

Mezzanine Loans by Community	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note	Principal Amount of Loans Subject to Delinquent Principal or Interest
Kendall Square	15%	January 2016 (a)	Principal and interest at maturity	N/A	$12,300	$12,300	$—
Jefferson Center	15%	September 2016	Principal and interest at maturity	N/A	14,989	15,012	—
Jefferson at Stonebriar	15%	June 2018	Principal and interest at maturity	N/A	16,735	8,115	—
Jefferson at Riverside	15%	June 2018	Principal and interest at maturity	N/A	10,436	1,059	—
					$54,460	$36,486	$—

(a)	In January 2016, the borrower exercised the extension option and extended the maturity to April 15, 2016 resetting the interest rate to 17%.

Reconciliation of the Carrying Amount of Mortgage Loans (in thousands):
Balance at January 1, 2013	$36,040
Additions during 2013:
New notes receivable, including advances under mezzanine loans	40,078
Capitalized acquisition costs, net of unearned fee income	(31)
Deductions during 2013:
Note receivable converted into equity investment	(4,880)
Collections of principal and loan payoffs	(18,425)
Amortization of acquisition costs and fee income	29
Balance at December 31, 2013	52,811
Additions during 2014:
New notes receivable, including advances under mezzanine loans	6,762
Capitalized acquisition costs, net of unearned fee income	133
Deductions during 2014:
Note receivable converted into equity investment	—
Collections of principal and loan payoffs	—
Amortization of acquisition costs and fee income	44
Balance at December 31, 2014	59,750
Additions during 2015:
New notes receivable, including advances under mezzanine loans (1)	9,877
Capitalized acquisition costs, net of unearned fee income	(843)
Deductions during 2015:
Collections of principal and loan payoffs (1)	(32,462)
Amortization of acquisition costs and fee income	164
Balance at December 31, 2015	$36,486

(1) Excludes $4.4 million related to the conversion of an investment in an unconsolidated real estate joint venture into a note receivable that was subsequently repaid in May 2015.

Item 6.  Exhibits ]

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated as of December 20, 2013, incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on March 12, 2014 +

10.2
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated May 7, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2015

10.3
Letter Agreement, dated December 20, 2013, between Behringer Harvard Multifamily REIT I, Inc., Monogram Residential Master Partnership I LP and Stichting Depositary PGGM Private Real Estate Fund, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on March 12, 2014

10.4†
Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 16, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on March 26, 2015

10.5†
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Company’s Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 26, 2015

10.6†
Form of Restricted Stock Unit Award Agreement (Employees) under the Company’s Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 26, 2015

10.7*†	Form of Restricted Stock Award Agreement (Employees) under the Company’s Second Amended and Restated Incentive Award Plan
10.8†	Form of Deferral Election Form, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 26, 2015
10.9
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

10.10
Fifth Amended and Restated Advisory Management Agreement, dated as of July 31, 2013, by and between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.) and Behringer Harvard Multifamily Advisors I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2013 +

10.11
Second Amended and Restated Property Management Agreement, dated as of July 31, 2013, between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), Behringer Harvard Multifamily OP I LP and Behringer Harvard Multifamily Management Services, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2013

10.12
Registration Rights Agreement, dated as of July 31, 2013, among the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.) and the Shareholders from time to time party thereto, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2013

10.13
Amended and Restated License Agreement, dated July 31, 2013, by and between Behringer Harvard Holdings, LLC and the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 7, 2013

10.14
Transition Services Agreement, dated July 31, 2013, by and between the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), Inc., REIT TRS Holding, LLC and Behringer Harvard Multifamily REIT I Services Holdings, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 7, 2013

10.15†	Severance Agreement, effective as of December 15, 2014, with Mark T. Alfieri, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2014
10.16†	Severance Agreement, effective as of December 15, 2014, with Howard Garfield, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2014
10.17†	Severance Agreement, effective as of December 15, 2014, with Ross Odland, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2014

10.18†	Severance Agreement, effective as of December 15, 2014, with Daniel J. Rosenberg, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 16, 2014
10.19†	Severance Agreement, effective as of December 15, 2014, with Margaret Daly, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 16, 2014
10.20†	Severance Agreement, effective as of October 26, 2015, with Daniel Swanstrom, II, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 11, 2015
10.21†	Amendment to Severance Agreement, effective as of October 26, 2015, with Howard Garfield, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 11, 2015
10.22
Credit Agreement by and among Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC collectively as borrower and NorthMarq Capital, LLC as lender dated March 26, 2010, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed on March 31, 2010

10.23
Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC as borrower in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed on March 31, 2010

10.24
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC as mortgagor and NorthMarq Capital, LLC as mortgagee dated March 26, 2010, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 31, 2010

10.25
Credit Agreement by and among Monogram Residential OP LP (the Company’s operating partnership) and the lenders thereto dated January 14, 2015, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 26, 2015

10.26
Contribution Agreement by and among Monogram Residential OP LP (the Company’s operating partnership), Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC dated January 14, 2015, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 26, 2015

10.27
Unconditional Guaranty of Payment and Performance from the Company, Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC, collectively as guarantor, to Keybank National Association as lender dated January 14, 2015, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 26, 2015

10.28†	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 26, 2015
10.29
Transaction Agreement by and among Monogram Residential Master Partnership I LP, REIT MP GP, LLC, Stichting Depositary PGGM Private Real Estate Fund and Monogram Residential Waterford Place REIT, LLC, dated May 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2015

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
101*
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

† Exhibit is a management contract or compensatory plan or arrangement.