Form 10-Q
period 2016-03-31
Monogram Residential Trust, Inc.
filed 2016-05-06
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the Registrant had 166,752,302 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended March 31, 2016

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate
Land	$510,265	$497,360
Buildings and improvements	2,734,024	2,627,693
Gross operating real estate	3,244,289	3,125,053
Less accumulated depreciation	(386,681)	(357,036)
Net operating real estate	2,857,608	2,768,017
Construction in progress, including land	240,266	333,153
Total real estate, net	3,097,874	3,101,170

Cash and cash equivalents	67,847	83,727
Intangibles, net	17,791	18,066
Other assets, net	56,911	64,993
Total assets	$3,240,423	$3,267,956

Liabilities and equity

Liabilities
Mortgages and notes payable, net	$1,482,783	$1,461,349
Credit facilities payable, net	35,875	45,495
Construction costs payable	30,372	36,975
Accounts payable and other liabilities	24,230	28,922
Deferred revenues, primarily lease revenues, net	19,060	19,451
Distributions payable	12,596	12,494
Tenant security deposits	5,883	5,616
Total liabilities	1,610,799	1,610,302

Commitments and contingencies

Redeemable noncontrolling interests	29,073	29,073

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,754,852 and 166,611,549 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	17	17
Additional paid-in capital	1,436,654	1,436,254
Cumulative distributions and net income (loss)	(290,338)	(269,523)
Total equity attributable to common stockholders	1,146,333	1,166,748
Non-redeemable noncontrolling interests	454,218	461,833
Total equity	1,600,551	1,628,581
Total liabilities and equity	$3,240,423	$3,267,956

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Rental revenues	$65,547	$56,643

Expenses
Property operating expenses	18,806	15,675
Real estate taxes	10,622	8,569
General and administrative expenses	6,510	4,776
Acquisition expenses	123	—
Investment and other development expenses	155	231
Interest expense	10,366	5,997
Amortization of deferred financing costs	1,536	831
Depreciation and amortization	30,056	24,549
Total expenses	78,174	60,628

Interest income	1,682	2,597
Equity in income of investment in unconsolidated real estate joint venture	—	186
Other income (expense)	(115)	25
Net loss	(11,060)	(1,177)

Net loss attributable to non-redeemable noncontrolling interests	2,755	346
Net loss available to the Company	(8,305)	(831)
Dividends to preferred stockholders	(2)	(2)
Net loss attributable to common stockholders	$(8,307)	$(833)

Weighted average number of common shares outstanding - basic and diluted	166,743	166,509

Basic and diluted loss per common share	$(0.05)	$(0.01)

Distributions declared per common share	$0.075	$0.075

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2015	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213
Net loss	—	—	—	—	—	(346)	(831)	(1,177)
Contributions by noncontrolling interests	—	—	—	—	—	8,725	—	8,725
Issuance of common and restricted shares, net	—	—	50	—	(119)	—	—	(119)
Amortization of stock-based compensation	—	—	—	—	504	—	—	504
Distributions:
Common stock - regular	—	—	—	—	—	—	(12,488)	(12,488)
Noncontrolling interests	—	—	—	—	—	(23,123)	—	(23,123)
Preferred stock	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2015	10	$—	166,518	$17	$1,493,184	$526,003	$(306,671)	$1,712,533

Balance at January 1, 2016	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581
Net loss	—	—	—	—	—	(2,755)	(8,305)	(11,060)
Contributions by noncontrolling interests	—	—	—	—	—	1,287	—	1,287
Issuance of common and restricted shares, net	—	—	143	—	(183)	—	—	(183)
Amortization of stock-based compensation	—	—	—	—	583	—	—	583
Distributions:
Common stock - regular	—	—	—	—	—	—	(12,508)	(12,508)
Noncontrolling interests	—	—	—	—	—	(6,147)	—	(6,147)
Preferred stock	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2016	10	$—	166,755	$17	$1,436,654	$454,218	$(290,338)	$1,600,551

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(11,060)	$(1,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,769	23,473
Amortization of deferred financing costs and debt premium/discount	1,050	284
Amortization of intangibles	275	1,046
Amortization of deferred revenues, primarily lease revenues, net	(364)	(359)
Amortization of stock-based compensation	583	504
Equity in income of investment in unconsolidated real estate joint venture	—	(186)
Distributions received from investment in unconsolidated real estate joint venture	—	125
Other, net	(26)	(8)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(4,486)	(6,681)
Other assets	2,133	(2,493)
Cash provided by operating activities	17,874	14,528

Cash flows from investing activities
Additions to real estate:
Additions to existing real estate	(1,741)	(1,551)
Construction in progress, including land	(30,712)	(99,418)
Advances on notes receivable	(11,009)	—
Collection on notes receivable	14,989	—
Tax like-kind exchange escrow deposits	624	—
Other escrow deposits	787	(865)
Other, net	45	(118)
Cash used in investing activities	(27,017)	(101,952)

Cash flows from financing activities
Mortgage and notes payable proceeds	23,167	100,747
Mortgage and notes payable principal payments	(2,455)	(55,231)
Proceeds from credit facilities	10,000	25,000
Credit facilities payments	(20,000)	(2,203)
Contributions from noncontrolling interests	1,287	8,725
Distributions paid on common stock - regular	(12,495)	(12,485)
Distributions paid to noncontrolling interests	(6,058)	(23,038)
Other, net	(183)	(119)
Cash (used in) provided by financing activities	(6,737)	41,396

Net change in cash and cash equivalents	(15,880)	(46,028)
Cash and cash equivalents at beginning of period	83,727	116,407
Cash and cash equivalents at end of period	$67,847	$70,379

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

As of March 31, 2016, we have equity and debt investments in 55 multifamily communities, of which 40 are stabilized operating multifamily communities and 15 are in various stages of lease up, pre-development or construction. Of the 55 multifamily communities, we wholly own 13 multifamily communities and three debt investments for a total of 16 wholly owned investments. The remaining 39 investments are held through Co-Investment Ventures, all of which are consolidated.

As of March 31, 2016, we are the managing member for each of the separate Co-Investment Ventures. Our two largest Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of both March 31, 2016 and December 31, 2015. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the multifamily community as of the dates indicated. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
Total	39

(a)	As of March 31, 2016 and December 31, 2015, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2016, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of March 31, 2016 and condensed consolidated statements of operations, equity and cash flows for the periods ended March 31, 2016 and 2015 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2016 and December 31, 2015 and our consolidated results of operations and cash flows for the periods ended March 31, 2016 and 2015. Such adjustments are of a normal recurring nature.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and any consolidated variable interest entities (“VIEs”).  All inter-company balances and transactions have been eliminated in consolidation.

Developments

We capitalize project costs related to the development and construction of real estate (including interest, real estate taxes, insurance, and other costs associated with the development) as a cost of the development. Indirect project costs not clearly related to development and construction are expensed as incurred.  Indirect project costs that clearly relate to development and construction are capitalized and allocated to the developments to which they relate.  For each development, capitalization begins when we determine that the development is probable and significant development activities are underway.  We suspend capitalization at such time as significant development activity ceases, but future development is still probable.  We cease capitalization when the developments or other improvements, including any portion thereof, are completed and ready for their intended use, or if the intended use changes such that capitalization is no longer appropriate.  Developments or improvements are generally considered ready for intended use when the certificates of occupancy have been issued and the units become ready for occupancy.

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of the property may not be recoverable, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  The fair value of intangibles is generally estimated by valuation of similar assets.

We did not record any impairment loss for the three months ended March 31, 2016 and 2015.

Assets Held for Sale and Discontinued Operations

For sales of real estate or assets classified as held for sale, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift. If the disposition represents a strategic shift, it will be classified as discontinued operations in our consolidated statements of operations for all periods presented. If the disposition does not represent a strategic shift, it will be presented in continuing operations in our consolidated statements of operations.

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

As of March 31, 2016 and December 31, 2015, cash and cash equivalents include $28.8 million and $32.5 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2016 and 2015, any common stock equivalents were anti-dilutive.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; construction payables; impairment of long-lived assets; notes receivable, fair value evaluations; earning recognition of noncontrolling interests; depreciation and amortization; and share-based compensation measurements.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02 , "Amendments to the Consolidation Analysis." The guidance was effective January 1, 2016 and requires companies to evaluate the consolidation of certain legal entities under a revised consolidation model, which modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. Reporting entities which consolidate or hold a variable interest in a VIE as a result of this standard are subject to additional disclosure requirements. We adopted ASU 2015-02 effective January 1, 2016 applying the modified retrospective method. The adoption of this standard did not result in any changes in our previous consolidation conclusions. However, upon adoption, all previously consolidated CO-JVs, as discussed in Note 5, "Variable Interest Entities," are now classified as VIEs increasing the number of our VIEs to 39. As we are considered the primary beneficiary, we will continue to consolidate these CO-JVs.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. The standard also requires amortization of debt issuance costs to be reported as interest expense. We are currently presenting the amortization of debt issuance costs as a separate line in the statement of operations. The standard does not address presentation of debt issuance costs related to credit facilities allowing the Company to adopt an accounting policy regarding classification of debt issuance costs related to credit facilities. Accordingly, we have elected to report debt issuance costs related to credit facilities as a deduction to the credit facilities payable in the liability section of the consolidated balance sheet. We adopted the standard effective January 1, 2016. The retrospective application required upon adoption of this standard resulted in a reclassification of approximately $15.2 million of unamortized debt issuance costs from other assets, net to a deduction from mortgages and notes payable of $11.7 million and credit facilities payable of $3.5 million, respectively, in our consolidated balance sheets as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. The acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted the standard effective January 1, 2016. The adoption of this pronouncement did not have any effect on our condensed consolidated financial statements.

3.                                      New Accounting Pronouncements

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

In April 2016, the FASB issued updated guidance with respect to share-based payment awards. Companies may elect to either estimate the number of share-based payment awards that are expected to vest or account for forfeitures when they occur. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet selected an accounting policy with respect to forfeitures and are currently evaluating the effect that the adoption of this standard will have on our consolidated financial statements and related disclosures.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2016 and December 31, 2015, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2016			December 31, 2015
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,734.0	$36.1	$24.2	$2,627.7	$37.1	$24.2
Less: accumulated depreciation and amortization	(386.7)	(34.0)	(8.5)	(357.0)	(34.9)	(8.3)
Net	$2,347.3	$2.1	$15.7	$2,270.7	$2.2	$15.9

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $29.6 million and $23.4 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both March 31, 2016 and December 31, 2015, include $7.9 million of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both March 31, 2016 and December 31, 2015, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended March 31, 2016 and 2015 was approximately $0.3 million and $1.0 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
April through December 2016	$0.8
2017	1.1
2018	0.5
2019	0.5
2020	0.5

Developments

For the three months ended March 31, 2016 and 2015, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended March 31,
	2016	2015
Interest	$2.4	$4.8
Real estate taxes	0.7	1.5
Overhead	0.1	0.2

5.                                      Variable Interest Entities

Effective January 1, 2016, we adopted the revised guidance on consolidation accounting as further discussed in Note 2, “Summary of Significant Account Policies - Recently Adopted Accounting Pronouncements.” Under the new guidance we have concluded that all of our CO-JVs including the Master Partnership are VIEs, and we are the primary beneficiary of each CO-JV. All of these VIEs were created for the purpose of operating and developing multifamily communities.  Because these CO-JVs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the CO-JVs based upon contributed capital ranges from 50% to 100%.

The following table presents the significant balances related to our VIEs as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Total assets	$2,377.3	$2,378.1
Net operating real estate	2,130.6	2,033.3
Construction in progress	192.5	287.9
Mortgages and notes payable, net (a)	1,187.3	1,164.7

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable, have no recourse to us.

Thirteen VIEs, all of which are actively developing or operating multifamily communities, have closed aggregate construction financing commitments of $627.9 million as of March 31, 2016, which we expect to be substantially drawn on during the construction of the developments. As of March 31, 2016, $553.1 million is outstanding under these construction loans. For ten of these construction loans, we have provided partial payment guarantees ranging from 10% to 25% of the total construction loan. The total commitment of these ten construction loans is $524.6 million, of which $456.5 million is outstanding as of March 31, 2016. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. On the other three construction loans, the lenders have no recourse to us other than a guaranty provided by the Company with respect to the construction of the project (a completion guaranty). The construction loans are secured by a first mortgage in each multifamily community. See Note 7, “Mortgages and Notes Payable” for further information on our construction loans. Each of the VIEs are businesses and assets of each VIE are available for purposes other than the settlement of the VIE’s obligations.

6.                                      Other Assets

The components of other assets as of March 31, 2016 and December 31, 2015 are as follows (in millions):

	March 31, 2016	December 31, 2015
Notes receivable, net (a)	$32.5	$36.5
Resident, tenant and other receivables	9.2	12.2
Escrows and restricted cash	7.3	8.7
Prepaid assets, deposits and other assets	7.9	7.6
Total other assets, net	$56.9	$65.0

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of March 31, 2016, the weighted average interest rate is 15.7% and the remaining years to scheduled maturity is 1.4 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

7.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of March 31, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at March 31, 2016 is 0.44%):

			As of March 31, 2016
	March 31,	December 31,	Weighted Average
	2016	2015	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgages payable	$296.1	$297.3	3.88%	2018 to 2020
Total Company level	296.1	297.3
Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	630.5	631.6	3.49%	2016 to 2020
Variable rate mortgage payable	11.6	11.6	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable (c):
Operating	29.2	29.2	4.31%	2016 (e)
In Construction	46.9	44.5	4.00%	2018
Variable rate construction loans payable (d):
Operating	421.3	355.3	Monthly LIBOR + 2.12%	2017 to 2018
In Construction	55.7	101.0	Monthly LIBOR + 1.95%	2018
Total Co-Investment Venture level - consolidated	1,195.2	1,173.2
Total Company and Co-Investment Venture level	1,491.3	1,470.5
Plus: unamortized adjustments from business combinations	2.1	2.5
Less: deferred financing costs, net	(10.6)	(11.7)
Total consolidated mortgages and notes payable, net	$1,482.8	$1,461.3

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)
Includes two loans with total commitments of $82.7 million. One of the construction loans includes a one to two year extension option. As of March 31, 2016, there is $6.6 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(d)
Includes eleven loans with total commitments of $545.2 million. As of March 31, 2016, the Company has partially guaranteed ten of these loans with total commitments of $524.6 million, of which $86.9 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 10% to 25%. These loans include one to two year extension options. As of March 31, 2016, there is $68.1 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(e)	Construction loan has an extension right to convert the loan to a permanent loan and extend the maturity to 2023.

As of March 31, 2016, $2.5 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of March 31, 2016.

As of March 31, 2016, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
April through December 2016	$3.5	$159.6	$163.1
2017	5.8	323.4	329.2
2018	153.4	399.7	553.1
2019	79.5	141.0	220.5
2020	53.9	171.5	225.4
Thereafter	—	—	—
Total	$296.1	$1,195.2	1,491.3
Add: unamortized adjustments from business combinations			2.1
Less: deferred financing costs, net			(10.6)
Total mortgages and notes payable, net			$1,482.8

8.                               Credit Facilities Payable

We have two credit facilities as of March 31, 2016, a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the “$200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of March 31, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at March 31, 2016 was 0.44%):

	Balance Outstanding
	March 31, 2016	December 31, 2015	Interest Rate as of March 31, 2016	Maturity Date
$150 Million Facility	$39.0	$49.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total credit facilities outstanding	39.0	49.0
Less: deferred financing costs, net	(3.1)	(3.5)
Total credit facilities payable, net	$35.9	$45.5

The $150 Million Facility matures on April 1, 2017, when all unpaid principal and interest is due.  Borrowing tranches under the $150 Million Facility bear interest at a “base rate” based on either the one-month or three-month LIBOR rate, selected at our option, plus an applicable margin which adjusts based on the facility’s debt service requirements. The $150 Million Facility also provides for fees based on unutilized amounts and minimum usage.  The loan requires minimum borrowings of $10.0 million and monthly interest-only payments and monthly or annual payment of fees.

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities at our discretion in order to increase amounts available for borrowing.  As of March 31, 2016, $117.4 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of March 31, 2016, our availability to draw under the $150 Million Facility was limited to approximately $108.2 million based upon the value of the collateral pool.

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions of the $150 Million Facility agreement as of March 31, 2016.

The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of March 31, 2016 is LIBOR + 2.5%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

Draws under the $200 Million Facility are primarily supported by equity pledges of our wholly owned subsidiaries and are secured by a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities, and a first priority perfected assignment of a portion of certain of our notes receivable. In addition, we may provide additional security related to future property acquisitions.

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1. Beginning December 31, 2015, our $200 Million Facility agreement may also limit our ability to pay distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts over certain defined historical periods. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of March 31, 2016.

9.                               Noncontrolling Interests

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

As of March 31, 2016 and December 31, 2015, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	March 31, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$327.0	30% to 45%	$332.0	30% to 45%
MW Co-Investment Partner	121.1	45%	123.7	45%
Developer Partners	4.0	0%	4.0	0%
Subsidiary preferred units	2.1	(b)	2.1	(b)
Total non-redeemable NCI	$454.2		$461.8

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value).  The subsidiary preferred units are not redeemable by the unit holders and, as of March 31, 2016, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the three months ended March 31, 2016 and 2015, we paid the following distributions to noncontrolling interests (in millions):

	For the Three Months Ended March 31,
	2016	2015
Distributions paid to noncontrolling interests:
Operating activities	$6.1	$6.0
Investing and financing activities	—	17.0
Total	$6.1	$23.0

Redeemable Noncontrolling Interests

As of March 31, 2016 and December 31, 2015, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	March 31, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$29.1	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by national or regional multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of March 31, 2016, we have recorded in redeemable noncontrolling interests $28.8 million of puts, of which $6.4 million are exercisable by certain of our Developer Partners but have not been exercised. These Developer CO-JVs also include buy/sell provisions, generally available after the tenth year after completion of the development.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on our investment.  If the put is not exercised, these Developer Partners have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

10.                               Stockholders’ Equity

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the earlier election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, in each case based on the trading prices of our shares of common stock over a subsequent measurement period. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share trading price of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock and assuming no shares of the Series A Preferred Stock are outstanding, multiplied by 168,537,343 shares of common stock, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the 168,537,343 shares of common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. As of March 31, 2016, based on the per share trading price on that date, no shares of common stock would be issued in connection with the conversion. The conversion option terminates December 31, 2016.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized for issuance under the Incentive Award Plan and 18.8 million shares are available for issuance as of March 31, 2016. For the three months ended March 31, 2016 and 2015, we had approximately $0.6 million and $0.5 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

Restricted Stock Units

Restricted stock units are granted to our directors and certain executive employees and generally vest in equal increments over a three year period. The following table includes the number of restricted stock units granted, exercised (including units used to satisfy employee income tax withholding), forfeited and outstanding as of March 31, 2016 and 2015:

	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	549,496	$9.64	248,691	$10.03
Granted	376,608	9.20	424,790	9.42
Exercised	(72,685)	9.60	(40,690)	10.03
Forfeited	—	—	—	—
Outstanding March 31,	853,419	$9.45	632,791	$9.62

Restricted Stock

Restricted stock is granted to certain employees and generally vest in equal increments over a three-year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of March 31, 2016 and 2015:

	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	20,868	$9.21	—	$—
Granted	95,847	9.20	25,746	9.21
Exercised	(6,414)	9.21	—	—
Forfeited	(2,925)	9.21	(3,252)	9.21
Outstanding March 31,	107,376	$9.20	22,494	$9.21

Distributions

The following table presents the regular distributions declared for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2016		2015
	Declared	Declared per Share	Declared	Declared per Share
First quarter	$12.5	$0.075	$12.5	$0.075
Total	$12.5	$0.075	$12.5	$0.075

11.                               Commitments and Contingencies

All of our Co-Investment Ventures include buy/sell provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2016, no such buy/sell offers are outstanding.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2016 and December 31, 2015, we have approximately $18.5 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of March 31, 2016, we have entered into construction and development contracts with $162.3 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
April 2016 through December 2016	$0.5
2017	0.9
2018	0.8
2019	0.8
2020	0.8
Thereafter	3.2
Total	$7.0

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the Self-Management Transition Agreements. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements.   On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. Because the litigation related to Behringer’s claims and our claims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of March 31, 2016, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our consolidated financial statements.

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

12.                               Fair Value of Derivatives and Financial Instruments

For the three months ended March 31, 2016 and 2015, we had no fair value adjustments on a recurring or nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of March 31, 2016 and December 31, 2015 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of March 31, 2016 and December 31, 2015 are as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,493.4	$1,499.2	$1,473.0	$1,473.1

13.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2016 and 2015 is summarized below (in millions):

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $2.4 million and $4.8 million in 2016 and 2015, respectively	$11.3	$7.8
Non-cash investing and financing activities:
Transfer of assets to assets associated with real estate held for sale	—	76.6
Transfer of real estate from construction in progress to operating real estate	117.3	14.8
Distributions payable - regular	12.5	12.5
Construction costs and other related payables	16.3	64.0

14.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Distribution for the Second Quarter of 2016

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2016. The quarterly distribution is payable on July 8, 2016 to stockholders of record at the close of business on June 30, 2016.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of the business and results of operations of Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

Capitalized terms have the meanings provided elsewhere in this Quarterly Report on Form 10-Q.

Overview

General

 We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goals are to increase earnings, cash-flow and long-term shareholder value through the operation, acquisition, and development of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve these goals by allocating and repositioning capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. As of March 31, 2016, our portfolio includes investments in 55 multifamily communities in 10 states comprising 15,211 units. These include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities.

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

We target locations in primary markets and coastal regions with high job and rent growth, including transit oriented locations and vibrant areas offering lifestyle and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of March 31, 2016, our primary markets include Northern California, Southern California, New England, Mid-Atlantic, South Florida, Colorado and Texas, representing 90% of the portfolio as measured by net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and expect to reposition and redeploy capital to improve long-term returns.

 We focus on acquiring multifamily communities that we believe will produce increasing rental revenue and appreciate in value over our holding period. Our targeted acquisitions include existing core communities, as well as communities in various phases of development and lease up with the intent to transition those communities to core communities. Acquisitions provide us with immediate entries into markets, allowing more rapid earnings growth and rebalancing of our portfolio of assets than development investments. To date, we have made investments in individual multifamily communities. In the future, we plan to continue investing in individual multifamily communities and may pursue acquisitions of portfolios or other transactions. As discussed below, we may also acquire interests through Co-Investment Ventures.

We intend to acquire high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected growth markets that have high job and rent growth fundamentals, such as Dallas, Austin, Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically focused on urban and infill locations but may also include suburban and suburban-urban areas, which are generally high density, lifestyle sub-markets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of March 31, 2016, of the six developments in our development program, all are entitled and only one is currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged six months for our development program since 2011.

As discussed further below under “Co-Investment Ventures,” we enter into strategic Co-Investment Ventures with institutional investors which we believe offers efficient, cost effective capital for growth. This institutional investor capital does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. However, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the underlying multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint ventures have been structured with relatively straightforward distributable cash flow provisions and where we are the manager of the Co-Investment Venture subject to certain approval rights with respect to certain major decisions retained by the noncontrolling partners.

Co-Investment Ventures

We are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” and those with the MW Co-Investment Partner as “MW CO-JVs.”

Our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, while we may sell certain PGGM CO-JVs or buyout PGGM’s CO-JV interest from time to time, we expect to continue to enter into additional CO-JVs with PGGM. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect the aggregate number of our MW CO-JVs to decline over time as communities are sold or we buy out our partner’s ownership interest in the underlying multifamily communities.

Our other Co-Investment Ventures include strategic joint ventures with national or regional real estate developers and owners (“Developer Partners”). When we utilize third-party developers, we expect to be the controlling owner, partnering with experienced developers, but maintaining control over construction, operations, financing and disposition. When applicable, we refer to individual investments by referencing those with Developer Partners as “Developer Co-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the “PGGM Co-Investment Partner”) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of March 31, 2016 and December 31, 2015.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. All of our Co-Investment Ventures are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
	39

(a)	As of March 31, 2016 and December 31, 2015, includes Developer Partners in 18 multifamily communities.

Property Portfolio

We invest in a geographically diversified multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets:

•	Colorado — Includes communities in the Denver market.

•	Florida — Includes communities in the following markets: North Florida (Orlando market) and South Florida (greater Miami and Fort Lauderdale markets).

•	Georgia — Includes communities in the Atlanta market.

•	Mid-Atlantic — Includes communities in the following markets: Washington, DC and Philadelphia.

•	Nevada — Includes communities in the Las Vegas market.

•	New England — Includes communities in the Boston market.

•	Northern California — Includes communities in the greater San Francisco market.

•	Southern California — Includes communities in the following markets: greater Los Angeles and San Diego.

•	Texas — Includes communities in the following markets: Austin, Dallas, and Houston.

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, and the physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado	4	1,208	4	1,208
Florida	4	1,092	4	1,092
Georgia	1	283	1	283
Mid-Atlantic	5	1,412	5	1,412
Nevada	2	598	2	598
New England	4	958	4	958
Northern California	5	955	5	953
Southern California	5	1,002	5	1,002
Texas	10	3,073	10	3,073
Totals	40	10,581	40	10,579

	Physical Occupancy Rates (a)		Monthly Rental Revenue per Unit (b)
	March 31,	December 31,	March 31,	December 31,
Geographic Region	2016	2015	2016	2015
Colorado	95%	95%	$1,863	$1,861
Florida	96%	96%	1,799	1,789
Georgia	96%	97%	1,459	1,473
Mid-Atlantic	94%	95%	1,980	1,986
Nevada	95%	94%	1,080	1,063
New England	97%	96%	1,736	1,727
Northern California	95%	95%	3,005	2,970
Southern California	96%	96%	2,324	2,306
Texas	94%	95%	1,654	1,653
Totals	95%	95%	$1,891	$1,885

(a)
Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of March 31, 2016 or December 31, 2015 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2016, our stabilized multifamily communities have approximately 161,000 square feet of leasable retail space which is approximately 1% of total rentable area.  Two large retail spaces are occupied under long term leases by a national grocer and a national drug store, which make up approximately half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of March 31, 2016, approximately 71% of the 161,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)      Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2016 or December 31, 2015 for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied residential units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region (not under development and construction) as of March 31, 2016 and December 31, 2015:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Florida	1	—	418	—	32%	N/A
Georgia	1	1	329	329	82%	68%
Mid-Atlantic	1	1	461	461	20%	8%
New England	1	1	392	392	22%	13%
Northern California	1	—	121	—	12%	N/A
Southern California	1	1	208	208	46%	23%
Total	6	4	1,929	1,390	36%	26%

During the three months ended March 31, 2016, no multifamily communities in lease up as of December 31, 2015 were reclassified as stabilized.

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development program and that are under development and construction, in lease up but still under construction, or held for future development as of March 31, 2016 and December 31, 2015, and the physical occupancy rates for such geographic regions as of March 31, 2016 and December 31, 2015.

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Development in lease up:
Florida	—	1	—	418	N/A	15%
Southern California	1	1	444	444	52%	36%
Total	1	2	444	862

Under development and construction:
Florida	2	2	266	266	N/A	N/A
Northern California	—	1	—	121	N/A	N/A
Southern California	1	1	510	510	N/A	N/A
Texas	1	1	365	365	N/A	N/A
Total	4	5	1,141	1,262	N/A	N/A

Land held for future development:
Northern California	1	1	N/A	N/A	N/A	N/A

Total development program	6	8	1,585	2,124

During three months ended March 31, 2016, we completed construction of two developments and transferred them out of the development program and into our operating portfolio. These two developments are currently in lease up and are reflected in the table of operating multifamily communities in lease up above.

See further information regarding our development program below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Florida	1	321	1	321
Texas	2	795	3	1,155
Total debt investments	3	1,116	4	1,476

During the three months ended March 31, 2016, one of the debt investments was fully repaid by the borrower.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the three months ended March 31, 2016 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity, capital resources and risk factors reflected elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  As of March 31, 2016, our operating portfolio of 47 communities (including one development in lease up) consisted of 32 Same Store communities, eight stabilized communities that were not yet categorized as Same Store, and seven communities in various stages of lease up (including one development in lease up). As of January 1, 2016, three additional communities qualified for Same Store classification, increasing our Same Store communities by three, from 29 Same Store communities to a total of 32 Same Store communities.

Lease up of Developments

During the three months ended March 31, 2016, the lease up of our development communities accounted for a significant portion of our rental revenue growth from the comparable period in 2015, representing 76.4% of our total rental revenue growth with Same Store communities accounting for the remainder of our rental revenue growth.

We expect that our development program, as construction is completed and each community leases up, will continue to account for a significant portion of revenue and operational growth. Based on our current development schedule (including developments under construction but exclusive of one investment of land held for future development), we expect to add the following communities and units per year to our operating portfolio:

Year	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
April 2016 through December 2016	3	631	5%
2017	—	—	—%
2018	1	510	4%
Total	4	1,141	9%

(a)	As of March 31, 2016, we had 12,954 operating units which includes seven communities in lease up.

Development and Debt Investment Activity

In December 2015, we acquired a multifamily community under development known as The Mile located in Miami, FL which was purchased for a gross purchase price, before closing costs, of $48.0 million. As of March 31, 2016, the multifamily community is approximately 99% complete and is classified as a development. We anticipate completion of the development late second quarter/early third quarter of 2016 and stabilization during the first quarter of 2017.

As of March 31, 2016, we have four other multifamily communities under construction and one held for future development in our development program. As of March 31, 2016, one of these developments is currently leasing and is 52% occupied, three are in vertical construction, and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development program is approximately 63% complete. We expect these active developments to be completed between the first half of 2016 and the end of 2018. Full stabilization of operations generally takes an additional nine to 18 months depending on the size of the community.

As of March 31, 2016, we have approximately $221 million of remaining development costs related to our current development program and communities recently transferred to operating real estate that still have remaining costs. As of March 31, 2016, approximately $78.3 million of our remaining development costs are expected to be funded from committed construction financing. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development program, the amount drawn under our construction loans and/or credit facilities, and therefore our overall leverage, will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and financing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $3.1 million for the three months ended March 31, 2016, compared to $6.3 million in the comparable period in 2015. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. For the developments we expect to become operational during the remainder of 2016, where capitalization is expected to cease, the amount of capitalized interest and real estate taxes for the three months ended March 31, 2016 was $1.8 million.

During the three months ended March 31, 2016, one of our debt investments of $15.0 million was repaid. This was in addition to $37.1 million of debt investments repaid during the year ended December 31, 2015. During the three months ended March 31, 2016, we funded $11.0 million related to existing debt investments. Accordingly, we had a smaller amount of debt investments outstanding at March 31, 2016 than the prior period in 2015 and less interest income in 2016. As of March 31, 2016, approximately $6.2 million remains to be funded under our debt investments. The weighted average maturity of our debt investments is 1.4 years and carry a weighted average interest rate of 15.7%.

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

The table below reflects rental revenues, property operating expenses and NOI for the three months ended March 31, 2016 and 2015 for our Same Store operating portfolio as well as other properties in continuing operations (in millions):

	For the Three Months Ended March 31,
	2016	2015	Change
Rental revenue
Same Store	$50.4	$48.3	$2.1
Stabilized Non-Comparable	10.9	3.9	7.0
Lease up	4.2	—	4.2
Dispositions and other non-lease up developments	—	4.4	(4.4)
Total rental revenue	65.5	56.6	8.9

Property operating expenses, including real estate taxes
Same Store	17.8	17.7	0.1
Stabilized Non-Comparable	4.3	2.9	1.4
Lease up	4.5	0.1	4.4
Dispositions and other non-lease up developments	0.2	1.7	(1.5)
Total property operating expenses, including real estate taxes	26.8	22.4	4.4

NOI
Same Store	32.6	30.6	2.0
Stabilized Non-Comparable	6.6	1.0	5.6
Lease up	(0.3)	(0.1)	(0.2)
Dispositions and other non-lease up developments	(0.2)	2.7	(2.9)
Total NOI	$38.7	$34.2	$4.5

See reconciliation of NOI to net income (loss) below at “Non-GAAP Performance Financial Measures — Net Operating Income and Same Store Net Operating Income.”

The three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Rental Revenues.  Rental revenues for the three months ended March 31, 2016 were $65.5 million compared to $56.6 million for the three months ended March 31, 2015.  Same Store revenues, which accounted for approximately 77% of total rental revenues for 2016 increased 4.5% or $2.1 million.  The majority of this increase in Same Store revenues is related to a 3.3% increase in the Same Store monthly rental revenue per unit from $1,813 as of March 31, 2015 to $1,873 as of March 31, 2016 and an increase of approximately 0.9% in Same Store occupancy, on a weighted average basis, for the three months ended March 31, 2015 compared to the three months ended March 31, 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $15.1 million for the three months ended March 31, 2016, an increase of $11.2 million from the comparable period in 2015. Sales of multifamily communities during 2015 resulted in a decrease of $4.4 million in rental revenues for the three months ended March 31, 2016 compared to the comparable period of 2015.

Property Operating and Real Estate Tax Expenses.  Property operating and real estate tax expenses for the three months ended March 31, 2016 and March 31, 2015 were $26.8 million and $22.4 million, respectively.  Same Store property operating expenses (which exclude corporate property management expenses) and real estate taxes accounted for approximately 66% of total property operating expenses and real estate taxes for 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, accounted for $5.8 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $2.1 million which is due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations. Since March 31, 2015, seven developments have been completed and transferred to operating real estate accounting for $1.0 million in decreased capitalized real estate taxes and increased real estate tax expense for the three months ended March 31, 2016 as compared to the comparable period of 2015. Corporate-related and other property management expenses of

$2.6 million for the three months ended March 31, 2016 increased $0.8 million compared to the same period in 2015 principally due to staffing increases. Sales of multifamily communities during 2015 resulted in a decrease in property operating expenses and real estate taxes of approximately $1.7 million.

General and Administrative Expenses.  General and administrative expenses increased by $1.7 million for the three months ended March 31, 2016 compared to the same period of 2015. Approximately $1.0 million of the increase in general and administrative expenses related to compensation (including stock compensation expense) as a result of increased staffing and $0.4 million related to litigation and related matters with Behringer Harvard Multifamily Advisors I, LLC (collectively, with its affiliates “Behringer”).

Interest Expense. For the three months ended March 31, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $12.6 million and $10.6 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans related to our development program, of $261.2 million from March 31, 2015 to March 31, 2016. This increase in interest charges was offset by amounts capitalized, also substantially related to our development program. For the three months ended March 31, 2016 and 2015, we capitalized interest expense of $2.4 million and $4.8 million, respectively, and accordingly, recognized net interest expense for the three months ended March 31, 2016 and 2015 of $10.4 million and $6.0 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Since March 31, 2015, we have transferred $781.9 million from construction in progress to operating real estate. We expect increases in rental revenue and net operating income from these development communities to offset increases in interest expense as the communities lease up and stabilize.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $30.1 million and $24.5 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to acquisitions of multifamily communities during 2015 and multifamily development communities completed in 2016 and 2015 and transferred to operating real estate. During the three months ended March 31, 2016 and 2015, we transferred $117.3 million and $14.8 million, respectively, from construction in progress to operating real estate.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2015 to March 31, 2016.

Total real estate, net decreased $3.3 million for the three months ended March 31, 2016. This decrease was principally as a result of increased accumulated depreciation of $29.6 million. Accumulated depreciation increased primarily as a result of increased depreciation expense related to multifamily development communities completed in 2016 and 2015. This decrease was partially offset by $24.4 million of development costs incurred during the three months ended March 31, 2016. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $15.9 million principally as a result of the cash expenditures related to the development program of $30.7 million and the net repayment of $10.0 million of our credit facilities. Partially offsetting these decreases, were total proceeds of $23.2 million from draws under our construction loans, which primarily were used to pay construction costs or to reimburse us for prior construction expenditures, and $15.0 million of loan investment repayments.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate continued investment in our development program and other multifamily investments. We expect these investments will increase cash flows from operating activities as the developments lease up and stabilize. However, as the existing development program is completed, we expect the pace of new development to moderate. Accordingly, our sources and uses of funds may not be comparable in future periods.

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Cash flows provided by operating activities for the three months ended March 31, 2016 were $17.9 million as compared to cash flows provided by operating activities of $14.5 million for the same period in 2015.  Increases in NOI, primarily related to lease up of our developments, as discussed above, accounted for a substantial portion of the increase. In addition, increased interest collections from notes receivable and other cash investments for the three months ended March 31, 2016 exceeded those collected over the comparable period of 2015 by $3.9 million.

Cash flows used in investing activities for the three months ended March 31, 2016 were $27.0 million compared to cash flows used in investing activities of $102.0 million during the comparable period in 2015.  Expenditures related to our development program during the three months ended March 31, 2016 decreased $68.7 million compared to the same period in 2015. We expect capital expenditures related to our development program to be a significant use of cash through 2017 but potentially trending lower depending on future investment and development opportunities. Collections of notes receivable, offset by advances on notes receivable, were a net receipt of $4.0 million for the three months ended March 31, 2016. During the comparable period in 2015, we had no such collections or advances on notes receivable. In future periods, collections of notes receivable may not be recurring.

Cash flows used in financing activities for the three months ended March 31, 2016 were $6.7 million compared to cash flows provided by financing activities of $41.4 million for the three months ended March 31, 2015.  During the three months ended March 31, 2016, we received proceeds from construction loans of $23.2 million and our credit facilities of $10.0 million. We also had credit facility repayments of $20.0 million during the three months ended March 31, 2016. These resulted in approximately net 2016 fundings of $10.7 million. During the three months ended March 31, 2015, we received proceeds from draws under construction loans of $100.7 million and credit facility proceeds of $25.0 million, offset by repayment of two mortgages payable of $52.6 million. These resulted in approximately net 2015 debt fundings of $68.3 million, which were greater than fundings in 2016 due to greater 2015 development expenditures. For the three months ended March 31, 2016, contributions from noncontrolling interests were $1.3 million compared to $8.7 million for the comparable period in 2015 with the decrease due to decreased joint venture activity related to our developments. Cash distributions paid on our common stock were $12.5 million for the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $67.8 million as of March 31, 2016.  The Company also has $350 million of total borrowing capacity under our credit facilities with current available capacity of $308.2 million based on existing collateral. As of March 31, 2016, $39.0 million in borrowings was outstanding under these facilities. We may deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower or fixed interest rates and for other corporate purposes. We may supplement our investable cash with capital from other sources including Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, reduce existing debt, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

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

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million with current available capacity of $308.2 million based on existing collateral.  As of March 31, 2016, our cash and cash equivalents balance was $67.8 million, which has decreased from prior periods primarily due to expenditures related to our development program.

Our consolidated cash and cash equivalent balance of $67.8 million as of March 31, 2016 includes approximately $28.8 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $17.9 million for the three months ended March 31, 2016 compared to $14.5 million for the comparable period in 2015.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $6.1 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively. Our net share of cash flow from operating activities was $11.8 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively, and increased in part due to improved operations as described above and our acquisition of noncontrolling interests in May 2015.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating communities, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to increase as our development program is completed and leases up.  Since December 31, 2015, 121 additional multifamily units have become operational and begun generating revenues. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorizes regular distributions payable to stockholders of record with respect to a single record date each quarter. Since September 2014, our board of directors has authorized quarterly distributions in the amount of $0.075 per share on all outstanding shares of common stock of the Company for each quarter (an annualized amount of $0.30 per share). See further discussion under “Distribution Policy — Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including (i) cash flow from our current investments, (ii) our available cash balances, (iii) financings and (iv) dispositions.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) and a $150 million credit facility (the “$150 Million Facility”) which we use and intend to continue to use to provide greater flexibility in our cash management and to provide funding for our development program, acquisitions, repositioning debt, and on an interim basis for our other short term needs. We also intend to draw on the credit facilities to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time.

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

We believe the multifamily communities in the collateral pool will allow refinancing options, including a replacement facility and/or individual mortgage loans.

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million. Pursuant to the $200 Million Facility, we are also required to maintain consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters. Beginning December 31, 2015, our $200 Million Facility agreement limits our ability to pay distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”) over certain defined historical periods. See “Non-GAAP Performance Financial Measures - Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of March 31, 2016, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities and the average interest rates for the three months ended March 31, 2016, are summarized as follows (dollar amounts in millions; LIBOR at March 31, 2016 was 0.44%):

	March 31, 2016			For the Three Months Ended March 31, 2016
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility	$39.0	$69.2	2.52%	$47.7	2.50%	$54.0
$200 Million Facility	—	200.0	2.94%	0.8	2.89%	5.0
Total credit facilities payable	39.0	$269.2		$48.5		$59.0
Less: deferred financing costs, net	(3.1)
Total credit facilities payable, net	$35.9

(a)	The average interest rate is based on month-end interest rates for the period.

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

Long-Term Liquidity, Acquisition and Property Financing

 We currently have in place various sources to provide long-term liquidity and to fund investments, including our available cash balances, credit facilities, Co-Investment Ventures, other debt financings and property dispositions. We believe our listing on the NYSE facilitates supplementing those sources by selling equity or debt securities of the Company if and when we believe it is appropriate to do so.

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities with current available capacity of $308.2 million based on existing collateral. These funding sources are available for additional investments in acquisitions and developments, including our existing development program. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for other investments.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners in prior years. As of March 31, 2016, PGGM has unfunded commitments of approximately $12.3 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $20.4 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $11.9 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $11.9 million, our co-investment share would be approximately $14.8 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 183 billion euro (approximately $209 billion, based on exchange rates as of March 31, 2016) in pension assets for over 2.6 million people as of March 2016.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of March 31, 2016, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 12 have stabilized operating communities, five have communities in lease up (including developments in lease up) and three have development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

While we are the managing member of each of the separate Co-Investment Ventures, with respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying property to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying properties of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements generally require the investments to be sold by selling the interests in the subsidiary REITs rather than as property sales. Federal tax law was signed into law in December 2015 that may allow increased use of property sales in certain circumstances with certain qualified Co-Investment Venture partners.

For each equity investment, we evaluate the use of new or existing debt, including our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of March 31, 2016, all loans, other than borrowings under our credit facilities, are individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of March 31, 2016 there are ten construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $524.6 million, $456.5 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $102.4 million and our outstanding guarantees for these construction loans as of March 31, 2016 is $86.9 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of March 31, 2016, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.5%, respectively.  As of March 31, 2016, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 3.0 years and 2.3 years, respectively, prior to the exercise of any extension options.

As of March 31, 2016, $527.6 million or 34% of our debt is floating rate, of which $477.0 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. We have utilized interest rate caps in the past and may continue to do so in the future.

Based on current market conditions and our investment and borrowing policies, we would expect our share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the completion of our current development program and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV governing agreements, the PGGM CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the loan agreements. We believe these provisions will not restrict our access to debt financing, or our ability to execute our strategies.

We may also use individual construction financing for our developments as an additional source of capital; however, we may use other sources described in this section. If financing is utilized, these financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 50% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the property and may require that we provide partial recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. When we use financing, we expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. We may close additional loans as the development projects progress, which may include different structures, as well as potentially use other sources. See the development tables below for additional discussion of our existing development activity.

As of March 31, 2016, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at March 31, 2016 was 0.44%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$296.1	3.88%	2018 to 2020	$296.1
$150 Million Facility	39.0	Monthly LIBOR + 2.08%	2017	39.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	335.1			335.1

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	630.5	3.49%	2016 to 2020	363.2
Permanent mortgage - variable interest rate	11.6	Monthly LIBOR + 2.35%	2017	6.4
Construction loans - fixed interest rate (b):
Operating	29.2	4.31%	2016	16.1
In Construction	46.9	4.00%	2018	23.4
Construction loans - variable interest rates (c):
Operating	421.3	Monthly LIBOR + 2.12%	2017 to 2018	233.6
In Construction	55.7	Monthly LIBOR + 1.95%	2018	39.2
Total Co-Investment Venture Level - Consolidated	1,195.2			681.9
Total Company and Co-Investment Venture level	1,530.3			$1,017.0
Plus: unamortized adjustments from business combinations	2.1
Less: deferred financing costs, net	(13.7)
Total all levels	$1,518.7

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

(b)
Includes two loans with total commitments of $82.7 million. One of the construction loans has an option to convert into a permanent loan with a maturity of 2023 and the other includes a one to two year extension option. As of March 31, 2016, there is $6.6 million remaining to draw under the construction loans. We may elect not to fully draw down on any unfunded commitment.

(c)
Includes eleven loans with total commitment of $545.2 million. As of March 31, 2016, the Company has partially guaranteed ten of these loans with total commitments of $524.6 million, and as of March 31, 2016, $86.9 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 10% to 25%. These loans include one to two year extension options. As of March 31, 2016, there is $68.1 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

The total commitment, the outstanding balance, and the remaining balance available to draw under our construction loans by type as of March 31, 2016, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Share of Remaining to Draw
In Construction	$120.2	$102.6	$17.6	$11.0
Operating	507.7	450.5	57.2	31.7
Total	$627.9	$553.1	$74.8	$42.7

We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of March 31, 2016, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of March 31, 2016, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Share
April through December 2016	$3.5	$159.6	$91.7
2017	44.8	323.4	224.1
2018	153.4	399.7	381.1
2019	79.5	141.0	171.7
2020	53.9	171.5	148.4
Thereafter	—	—	—

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of March 31, 2016, approximately 53% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitizations lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may include increased leverage on our existing investments, either for individual communities or pools of communities.  As of March 31, 2016, the leverage on our stabilized operating portfolio, as measured by GAAP property cost before accumulated depreciation and amortization, was approximately 46%.  Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of March 31, 2016, four multifamily communities (three of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $160.0 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

Property dispositions may be a source of capital which may be recycled into investments in multifamily communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including paying down debt or distributions on our common stock, which may include capital gain distributions. We look at a variety of factors in evaluating dispositions including the age of the community, our critical mass of operating properties in the market, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also obtain additional credit facilities or sell debt or equity securities of the Company.

Our development investment activity includes both equity and loan investments. Equity investments are structured on our own account or with Co-Investment Venture partners.  Loan investments include mezzanine loans and bridge loans.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of March 31, 2016, we have no development investments classified as pre-development.

•	Land held for future development - Land is considered land held for future development when the land is held with no current significant development activity but may include development in the future.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments as of March 31, 2016, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of March 31, 2016	Actual/Estimated Quarter (“Q”) of Completion(b)	Physical Occupancy as of March 31, 2016
Lease up:
Verge	San Diego, CA	70%	444	$125.0	2Q 2016	52%

Under development and construction:
The Mile	Miami, FL	100%	120	48.1	2Q 2016	N/A
The Alexan	Dallas, TX	50%	365	90.4	3Q 2016	N/A
Caspian Delray Beach	Delray Beach, FL	55%	146	27.4	1Q 2017	N/A
Huntington Beach	Huntington Beach, CA	65%	510	50.4	3Q 2018	N/A
Total equity investments currently under development			1,585	341.3

Land held for future development:
Renaissance Phase II	Concord, CA	55%		11.4

Total development portfolio				352.7
Less: Construction in progress transferred to operating real estate				(112.4)
Total equity investment per condensed consolidated balance sheet				$240.3

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except The Mile and Renaissance Phase II.

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations and delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events.

As of March 31, 2016, we have entered into construction and development contracts with $162.3 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms on the developments in our program. These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of March 31, 2016, of our three projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

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

As of March 31, 2016, we have approximately $221.4 million of remaining development costs, (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments (a)	$78.3
Co-Investment Venture partner contributions	17.9
Escrows	0.5
Other	124.7
Total	$221.4

(a)
Subsequent to March 31, 2016, we closed on a construction loan with a maximum commitment of $24.4 million for Caspian Del Ray in Delray Beach, Florida which is included in the total binding loan commitments in the table.

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of March 31, 2016 and we expect the other balance to be funded by credit facilities or other capital sources.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all. We believe current construction financing at market terms is generally available at 50-60% of cost and at floating rates in the range of 200 basis points to 235 basis points over 30-day LIBOR.  (As of March 31, 2016, 30-day LIBOR was 0.44%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financings.

We make debt investments in multifamily developments generally for the interest earnings; however, our two most recent debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of March 31, 2016, we have three wholly owned debt investments, one of which is fully funded. During 2015, we closed on two new debt investments with a total commitment of $27.1 million, advancing $20.9 million as of March 31, 2016. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates at 15% to 17%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during the contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of March 31, 2016 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of March 31, 2016	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Kendall Square (b)	Miami, FL	321	$12.3	$12.3	17.0%	April 2016
Jefferson at Stonebriar (c)	Frisco, TX	424	16.7	16.7	15.0%	June 2018
Jefferson at Riverside (c)	Irving, TX	371	10.4	4.2	15.0%	June 2018
Total loans		1,116	$39.4	$33.2	15.7%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)	Subsequent to March 31, 2016, the maturity date was extended to October 2016.

(c)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is six years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three months ended March 31, 2016, we spent approximately $2.0 million in recurring and non-recurring capital expenditures. For the three months ended March 31, 2015, we spent approximately $1.9 million in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

In addition, there may be a lag before receiving distributable income from our investments while they are under development or lease up. During this period, we may use portions of our available cash balances, credit facilities and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  There is no assurance that these future investments will achieve our targeted returns necessary to maintain our current level of distributions. However, as development, lease up or redevelopment communities are completed and begin to generate distributable income, we would expect to have additional funds available to distribute to our stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Beginning December 31, 2015, the $200 Million Facility contains limitations that may restrict our ability to pay distributions to 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.) Cash flow from operating activities has increased primarily due to increased NOI and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations, also benefited from our acquisition of noncontrolling interests in six PGGM CO-JVs in May 2015.

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

Distribution Activity

The following table shows the regular distributions declared for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2016		2015
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
First Quarter	$12.5	$0.075	$12.5	$0.075
Total	$12.5	$0.075	$12.5	$0.075

(a)       Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates for each quarter.

Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2016. The quarterly distribution will be paid on July 8, 2016 to stockholders of record at the close of business on June 30, 2016.

Cash flow from operating activities exceeded regular distributions by $5.4 million for the three months ended March 31, 2016 and cash flow from operating activities exceeded regular distributions by $2.0 million for the three months ended March 31, 2015.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the three months ended March 31, 2016, we distributed an estimated $6.1 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $11.8 million, which was less than our regular distributions by $0.7 million.  For the three months ended March 31, 2015, we distributed an estimated $6.0 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $8.5 million, which was less than our regular distributions by $4.0 million.  Further, our regular distributions exceeded funds from operations by $0.1 million for the three months ended March 31, 2016. Funds from operations exceeded regular distributions by $2.5 million for the three months ended March 31, 2015. (See “Non-GAAP Performance Financial Measures — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

As discussed above, operating results for 2016 were impacted by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed and leasing activity has not reached stabilized operations resulting in increased interest and property tax expenses in 2016 as compared to previous years. Over the long-term, as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

All of our Co-Investment Ventures include buy/sell provisions. Under most of these provisions and during the specific time periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price.  As of March 31, 2016, no buy/sell arrangements have been triggered; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price which at March 31, 2016, have a contractual total of approximately $28.8 million for all such Developer CO-JVs. As of March 31, 2016, $6.4 million of puts are exercisable by certain of our Developer Partners. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become probable of redemption, and as of March 31, 2016, we have recorded approximately $28.8 million as redeemable noncontrolling interests.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain arrangements, a local or national housing authority makes payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  We will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2016 and December 31, 2015, we have approximately $18.5 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $162.3 million remaining to be paid as of March 31, 2016. We expect to enter into additional construction and development contracts related to our current and future development investments.

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

The following table presents a reconciliation of our net loss to NOI and Same Store NOI for our multifamily communities for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(11.1)	$(1.2)
Adjustments to reconcile net loss to NOI:
Corporate property management expenses	2.6	1.8
General and administrative expenses	6.5	4.8
Acquisition fees	0.1	—
Interest expense	10.4	6.0
Amortization of deferred financing costs	1.5	0.8
Depreciation and amortization	30.1	24.5
Interest income	(1.7)	(2.6)
Investment and other development expenses	0.2	0.2
Other, net	0.1	(0.1)
NOI	38.7	34.2
Less non-comparable:
Revenue	(15.1)	(8.3)
Operating expenses	9.0	4.7
Same Store NOI	$32.6	$30.6

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(8.3)	$(0.8)
Real estate depreciation and amortization (a)	20.7	15.9
FFO attributable to common stockholders - NAREIT defined	$12.4	$15.1

GAAP weighted average common shares outstanding - basic	166.7	166.5
GAAP weighted average common shares outstanding - diluted	167.3	167.1

Net loss per common share - basic and diluted	$(0.05)	$(0.01)
FFO per common share - basic and diluted	$0.07	$0.09

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

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended March 31, 2016 and 2015, we capitalized interest of $2.4 million and $4.8 million, respectively on our real estate developments.  These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the three months ended March 31, 2016, we incurred $0.4 million related to litigation and related matters with Behringer. No such fees were incurred during the three months ended March 31, 2015. These amounts are included as a reduction in presenting net income (loss) and FFO attributable to common stockholders.

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “seek,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, and the factors as described above and below for further discussion of risks associated with forward-looking statements.

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

•
financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the growth of our development program which could limit our pursuit of opportunities;

•
our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and

•	we may be unsuccessful in managing changes in our portfolio composition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist primarily of the following: (a) principles of consolidation, (b) cost capitalization, (c) asset impairment evaluation, (d) classification and income recognition of noncontrolling interests, and (e) determination of fair value. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016.

New Accounting Pronouncements

From time to time, new accounting standards are issued by Financial Accounting Standards Board (“FASB”) or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

In April 2016, the FASB issued updated guidance with respect to share-based payment awards. Companies may elect to either estimate the number of share-based payment awards that are expected to vest or account for forfeitures when they occur. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet selected an accounting policy with respect to forfeitures and are currently evaluating the effect that the adoption of this standard will have on our consolidated financial statements and related disclosures.

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

As of March 31, 2016, we had approximately $1.0 billion of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.66%, $488.6 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.10%, and amounts outstanding under credit facilities of $39.0 million with a weighted average of monthly LIBOR plus 2.08%. As of March 31, 2016, we had consolidated real estate notes receivable with a carrying value of approximately $32.5 million, a weighted average fixed interest rate of 15.7%, and a weighted average remaining maturity of 1.4 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2016, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2016 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facility interest expense	$(10.6)	$(7.9)	$(5.3)	$(2.6)
Cash investments	1.4	1.0	0.7	0.3
Total	$(9.2)	$(6.9)	$(4.6)	$(2.3)

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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the Self-Management Transition Agreements. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements. On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. Because the litigation related to Behringer’s claims and our counterclaims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of March 31, 2016, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our consolidated financial statements.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” set forth in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: May 5, 2016	/s/ Daniel Swanstrom, II
Daniel Swanstrom, II
Chief Financial Officer
(Principal Financial Officer)