Form 10-Q
period 2016-06-30
Monogram Residential Trust, Inc.
filed 2016-08-05
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the Registrant had 166,795,544 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended June 30, 2016

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Real estate
Land	$510,265	$497,360
Buildings and improvements	2,774,750	2,627,693
Gross operating real estate	3,285,015	3,125,053
Less accumulated depreciation	(417,261)	(357,036)
Net operating real estate	2,867,754	2,768,017
Construction in progress, including land	235,524	333,153
Total real estate, net	3,103,278	3,101,170

Cash and cash equivalents	58,244	83,727
Intangibles, net	17,514	18,066
Other assets, net	64,834	64,993
Total assets	$3,243,870	$3,267,956

Liabilities and equity

Liabilities
Mortgages and notes payable, net	$1,497,454	$1,461,349
Credit facilities payable, net	44,216	45,495
Construction costs payable	37,456	36,975
Accounts payable and other liabilities	28,929	28,922
Deferred revenues, primarily lease revenues, net	18,718	19,451
Distributions payable	12,512	12,494
Tenant security deposits	6,310	5,616
Total liabilities	1,645,595	1,610,302

Commitments and contingencies

Redeemable noncontrolling interests	29,073	29,073

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,785,233 and 166,611,549 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17	17
Additional paid-in capital	1,437,684	1,436,254
Cumulative distributions and net income (loss)	(312,065)	(269,523)
Total equity attributable to common stockholders	1,125,636	1,166,748
Non-redeemable noncontrolling interests	443,566	461,833
Total equity	1,569,202	1,628,581
Total liabilities and equity	$3,243,870	$3,267,956

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenues	$68,551	$59,105	$134,098	$115,748

Expenses
Property operating expenses	20,401	16,279	39,207	31,954
Real estate taxes	10,617	8,799	21,239	17,368
General and administrative expenses	7,353	4,708	13,863	9,484
Acquisition expenses	5	151	128	151
Investment and other development expenses	95	3,384	250	3,615
Interest expense	11,063	6,673	21,429	12,670
Amortization of deferred financing costs	1,554	946	3,090	1,777
Depreciation and amortization	30,998	25,134	61,054	49,683
Total expenses	82,086	66,074	160,260	126,702

Interest income	1,776	2,763	3,458	5,360
Equity in income of investment in unconsolidated real estate joint venture	—	64	—	250
Other income (expense)	(168)	13	(283)	38
Loss from continuing operations before gain on sale of real estate	(11,927)	(4,129)	(22,987)	(5,306)
Gain on sale of real estate	—	48,602	—	48,602

Net income (loss)	(11,927)	44,473	(22,987)	43,296

Net loss attributable to non-redeemable noncontrolling interests	2,710	4,724	5,465	5,070
Net income (loss) available to the Company	(9,217)	49,197	(17,522)	48,366
Dividends to preferred stockholders	(1)	(1)	(3)	(3)
Net income (loss) attributable to common stockholders	$(9,218)	$49,196	$(17,525)	$48,363

Weighted average number of common shares outstanding - basic	166,800	166,541	166,772	166,525
Weighted average number of common shares outstanding - diluted	166,800	167,202	166,772	167,155

Basic and diluted earnings (loss) per common share	$(0.06)	$0.29	$(0.11)	$0.29

Distributions declared per common share	$0.075	$0.075	$0.150	$0.150

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2015	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213
Net income (loss)	—	—	—	—	—	(5,070)	48,366	43,296
Acquisition of noncontrolling interest	—	—	—	—	(59,287)	(60,641)	—	(119,928)
Contributions by noncontrolling interests	—	—	—	—	—	19,155	—	19,155
Issuance of common and restricted shares, net	—	—	48	—	(119)	—	—	(119)
Amortization of stock-based compensation	—	—	—	—	1,068	—	—	1,068
Distributions:
Common stock - regular	—	—	—	—	—	—	(24,977)	(24,977)
Noncontrolling interests	—	—	—	—	—	(26,508)	—	(26,508)
Preferred stock	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2015	10	$—	166,516	$17	$1,434,461	$467,683	$(269,964)	$1,632,197

Balance at January 1, 2016	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581
Net loss	—	—	—	—	—	(5,465)	(17,522)	(22,987)
Contributions by noncontrolling interests	—	—	—	—	—	2,967	—	2,967
Issuance of common and restricted shares, net	—	—	173	—	(341)	—	—	(341)
Amortization of stock-based compensation	—	—	—	—	1,771	—	—	1,771
Distributions:
Common stock - regular	—	—	—	—	—	—	(25,017)	(25,017)
Noncontrolling interests	—	—	—	—	—	(15,769)	—	(15,769)
Preferred stock	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	10	$—	166,785	$17	$1,437,684	$443,566	$(312,065)	$1,569,202

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(22,987)	$43,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	—	(48,602)
Impairment related to development	—	3,128
Depreciation	60,479	46,774
Amortization of deferred financing costs and debt premium/discount	2,089	669
Amortization of intangibles	551	2,864
Amortization of deferred revenues, primarily lease revenues, net	(728)	(741)
Amortization of stock-based compensation	1,771	1,068
Equity in income of investment in unconsolidated real estate joint venture	—	(250)
Distributions received from investment in unconsolidated real estate joint venture	—	242
Other, net	(96)	833
Changes in operating assets and liabilities:
Accounts payable and other liabilities	728	(1,419)
Other assets	1,291	(2,458)
Cash provided by operating activities	43,098	45,404

Cash flows from investing activities
Additions to real estate:
Additions to existing real estate	(4,295)	(3,997)
Construction in progress, including land	(55,332)	(207,568)
Proceeds from sale of real estate, net	—	162,067
Acquisitions of noncontrolling interests	—	(119,807)
Advances on notes receivable	(17,203)	(2,114)
Collection on notes receivable	14,989	14,133
Tax like-kind exchange escrow deposits	624	(123,700)
Other escrow deposits	(567)	(5,372)
Other, net	86	(36)
Cash used in investing activities	(61,698)	(286,394)

Cash flows from financing activities
Mortgage and notes payable proceeds	39,862	179,897
Mortgage and notes payable principal payments	(6,601)	(80,005)
Proceeds from credit facilities	26,000	235,000
Credit facilities payments	(28,000)	(114,274)
Contributions from noncontrolling interests	2,967	19,155
Distributions paid on common stock - regular	(25,002)	(24,973)
Distributions paid to noncontrolling interests	(15,768)	(26,512)
Dividends paid on preferred stock	—	(3)
Other, net	(341)	(119)
Cash (used in) provided by financing activities	(6,883)	188,166

Net change in cash and cash equivalents	(25,483)	(52,824)
Cash and cash equivalents at beginning of period	83,727	116,407
Cash and cash equivalents at end of period	$58,244	$63,583

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

As of June 30, 2016, we have equity and debt investments in 55 multifamily communities, of which 42 are stabilized operating multifamily communities and 13 are in various stages of lease up, pre-development or construction. Of the 55 multifamily communities, we wholly own 13 multifamily communities and three debt investments for a total of 16 wholly owned investments. The remaining 39 investments are held through Co-Investment Ventures, all of which are consolidated.

As of June 30, 2016, we are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of both June 30, 2016 and December 31, 2015. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
Total	39

(a)	As of June 30, 2016 and December 31, 2015, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2016, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of June 30, 2016 and condensed consolidated statements of operations, equity and cash flows for the periods ended June 30, 2016 and 2015 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2016 and December 31, 2015, and our consolidated results of operations and cash flows for the periods ended June 30, 2016 and 2015. Such adjustments are of a normal recurring nature.

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

We did not record any impairment loss for the three and six months ended June 30, 2016. We recorded an impairment loss for the three and six months ended June 30, 2015 related to one of our developments. See Note 4, “Real Estate Investments — Sales of Real Estate Reported in Continuing Operations” for more information.

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

As of June 30, 2016 and December 31, 2015, cash and cash equivalents include $21.9 million and $32.5 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2016, any common stock equivalents were anti-dilutive. During 2015, the dilutive impact was less than $0.01.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. The standard also requires amortization of debt issuance costs to be reported as interest expense. We are currently presenting the amortization of debt issuance costs as a separate line in the statement of operations. The standard does not address presentation of debt issuance costs related to credit facilities allowing the Company to adopt an accounting policy regarding classification of debt issuance costs related to credit facilities. Accordingly, we have elected to report debt issuance costs related to credit facilities as a deduction to the credit facilities payable in the liability section of the consolidated balance sheet. We adopted the standard effective January 1, 2016. The retrospective application required upon adoption of this standard resulted in a reclassification of approximately $15.2 million of unamortized debt issuance costs from other assets, net to a deduction from mortgages and notes payable of $11.7 million and credit facilities payable of $3.5 million, respectively, in our consolidated balance sheets as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. The acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted the standard effective January 1, 2016. The adoption of this pronouncement did not have any effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which affects the presentation of how share-based payments are accounted for and presented in the financial statements. We adopted the standard during the second quarter of 2016 effective as of January 1, 2016 on a modified retrospective basis. The adoption of this pronouncement did not have any effect on our condensed consolidated financial statements.

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

For other new accounting standards issued by the FASB or other standards setting bodies, we believe the impact of other recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2016 and December 31, 2015, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	June 30, 2016			December 31, 2015
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,774.8	$36.1	$24.2	$2,627.7	$37.1	$24.2
Less: accumulated depreciation and amortization	(417.3)	(34.1)	(8.7)	(357.0)	(34.9)	(8.3)
Net	$2,357.5	$2.0	$15.5	$2,270.7	$2.2	$15.9

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $30.6 million and $23.2 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was approximately $60.2 million and $46.6 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both June 30, 2016 and December 31, 2015, includes $7.9 million of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both June 30, 2016 and December 31, 2015, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended June 30, 2016 and 2015 was approximately $0.3 million and $1.9 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the six months ended June 30, 2016 and 2015 was approximately $0.6 million and $2.9 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
July through December 2016	$0.5
2017	1.1
2018	0.5
2019	0.5
2020	0.5

Developments

For the three and six months ended June 30, 2016 and 2015, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest	$1.9	$4.7	$4.3	$9.4
Real estate taxes	0.7	1.2	1.4	2.7
Overhead	0.1	0.2	0.3	0.4

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the six months ended June 30, 2015 (in millions). There were no sales of real estate for the six months ended June 30, 2016.

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
June 2015	Burnham Pointe	$126.0	$123.7	$48.6
June 2015	Shady Grove (a)	38.5	38.4	—
	Total	$164.5	$162.1	$48.6

(a)
In May 2015, we recorded an impairment of $3.1 million based on the Company’s decision to sell the development at an amount below the carrying value. The impairment, which was primarily due to certain costs capitalized for GAAP not expected to be recovered in a sale, is included in “Investment and other development expenses” on the condensed consolidated statement of operations. In June 2015, we closed on the sale of the development to a group led by the applicable Developer Partner for net proceeds of $38.4 million, the development’s net carrying value at the date of sale.

The following table presents net income related to the multifamily communities sold in 2015 for the three and six months ended June 30, 2015, and includes the gain on sale of real estate (in millions):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Net income from multifamily communities sold	$46.7	$47.9
Less: net income attributable to noncontrolling interest	—	—
Net income attributable to common stockholders	$46.7	$47.9

5.                                      Variable Interest Entities

Effective January 1, 2016, we adopted the revised guidance on consolidation accounting as further discussed in Note 2, “Summary of Significant Account Policies - Recently Adopted Accounting Pronouncements.” Under the new guidance we have concluded that all of our CO-JVs, including the Master Partnership, are VIEs, and we are the primary beneficiary of each CO-JV. All of these VIEs were created for the purpose of operating and developing multifamily communities.  Because these CO-JVs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the CO-JVs is based upon contributed capital and ranges from 50% to 100%.

The following table presents the significant balances related to our VIEs as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Total assets	$2,380.9	$2,378.1
Net operating real estate	2,144.6	2,033.3
Construction in progress	189.5	287.9
Mortgages and notes payable, net (a)	1,203.0	1,164.7

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable have no recourse to us.

Thirteen of our VIEs, all of which are actively developing or operating multifamily communities, have aggregate construction financing commitments of $612.3 million as of June 30, 2016, which we expect to be substantially drawn on during the construction of the developments. As of June 30, 2016, $540.6 million is outstanding under these construction loans. For eight of these construction loans, we have provided partial payment guarantees ranging from 5% to 25% of the total construction loan. The total commitment of these eight construction loans is $460.1 million, of which $392.8 million is outstanding as of June 30, 2016. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. The construction loans are secured by a first mortgage in each multifamily community. See Note 7, “Mortgages and Notes Payable” for further information on our construction loans. Each of the VIEs are businesses, and assets of each VIE are available for purposes other than the settlement of the VIE’s obligations.

6.                                      Other Assets

The components of other assets as of June 30, 2016 and December 31, 2015 are as follows (in millions):

	June 30, 2016	December 31, 2015
Notes receivable, net (a)	$38.8	$36.5
Resident, tenant and other receivables	9.4	12.2
Escrows and restricted cash	9.1	8.7
Prepaid assets, deposits and other assets	7.5	7.6
Total other assets, net	$64.8	$65.0

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of June 30, 2016, the weighted average interest rate is 15.6% and the weighted average remaining years to scheduled maturity is 1.5 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

7.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of June 30, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at June 30, 2016 is 0.47%):

			As of June 30, 2016
	June 30,	December 31,	Weighted Average	Maturity
	2016	2015	Interest Rates	Dates
Company level (a)
Fixed rate mortgages payable	$295.0	$297.3	3.88%	2018 to 2020
Total Company level	295.0	297.3
Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable (c)	658.4	631.6	3.53%	2016 to 2023
Variable rate mortgage payable	11.5	11.6	Monthly LIBOR + 2.35%	2017
Fixed rate construction loans payable:
Operating	—	29.2
In construction (d)	49.2	44.5	4.00%	2018
Variable rate construction loans payable (e):
Operating	481.0	355.3	Monthly LIBOR + 2.09%	2017 to 2018
In construction	10.4	101.0	Monthly LIBOR + 2.15%	2019
Total Co-Investment Venture level - consolidated	1,210.5	1,173.2
Total Company and Co-Investment Venture level	1,505.5	1,470.5
Plus: unamortized adjustments from business combinations	1.7	2.5
Less: deferred financing costs, net	(9.7)	(11.7)
Total consolidated mortgages and notes payable, net	$1,497.5	$1,461.3

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)
Subsequent to June 30, 2016, we refinanced two mortgages maturing in 2016 totaling $102.3 million with a weighted average interest rate of 3.96% for a new five year term with a new interest rate of 2.78%.

(d)
As of June 30, 2016, includes one loan with a total commitment of $53.5 million. The construction loan includes a two year extension option. As of June 30, 2016, there is $4.3 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(e)
As of June 30, 2016, includes twelve loans with total commitments of $558.8 million. As of June 30, 2016, the Company has partially guaranteed eight of these loans with total commitments of $460.1 million, of which $75.1 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of June 30, 2016, there is $67.3 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

As of June 30, 2016, $2.6 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of June 30, 2016.

As of June 30, 2016, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
July through December 2016 (a)	$2.4	$129.4	$131.8
2017	5.8	324.0	329.8
2018	153.4	406.4	559.8
2019	79.5	151.9	231.4
2020	53.9	172.0	225.9
Thereafter	—	26.8	26.8
Total	$295.0	$1,210.5	1,505.5
Add: unamortized adjustments from business combinations			1.7
Less: deferred financing costs, net			(9.7)
Total mortgages and notes payable, net			$1,497.5

(a)	Includes $102.3 million of contractual principal payments that subsequent to June 30, 2016 were refinanced with a new five-year term due in 2021.

8.                               Credit Facilities Payable

We have two credit facilities as of June 30, 2016, a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the “$200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of June 30, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at June 30, 2016 was 0.47%):

	Balance Outstanding
	June 30, 2016	December 31, 2015	Interest Rate as of June 30, 2016	Maturity Date
$150 Million Facility	$47.0	$49.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total credit facilities outstanding	47.0	49.0
Less: deferred financing costs, net	(2.8)	(3.5)
Total credit facilities payable, net	$44.2	$45.5

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

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities at our discretion in order to increase amounts available for borrowing.  As of June 30, 2016, $116.3 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of June 30, 2016, our availability to draw under the $150 Million Facility was limited to approximately $108.2 million based upon the value of the collateral pool.

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155%

of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions of the $150 Million Facility agreement as of June 30, 2016.

The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of June 30, 2016 is LIBOR + 2.5%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

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

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted rolling 12-month consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1, and, beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our rolling 12-month funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of June 30, 2016.

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

As of June 30, 2016 and December 31, 2015, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	June 30, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$319.3	30% to 45%	$332.0	30% to 45%
MW Co-Investment Partner	118.1	45%	123.7	45%
Developer Partners	4.1	0%	4.0	0%
Subsidiary preferred units	2.1	(b)	2.1	(b)
Total non-redeemable NCI	$443.6		$461.8

(a)        Effective noncontrolling percentage is based upon the noncontrolling interest’s participation in distributable operating cash. This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements.

(b)       The effective NCI for the preferred units is not meaningful and the preferred units have no voting or participation rights.

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value).  The subsidiary preferred units are not redeemable by the unit holders and, as of June 30, 2016, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the six months ended June 30, 2016 and 2015, we paid the following distributions to noncontrolling interests (in millions):

	For the Six Months Ended June 30,
	2016	2015
Distributions paid to noncontrolling interests:
Operating activities	$12.8	$6.3
Investing and financing activities	3.0	20.2
Total	$15.8	$26.5

On May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which related to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which related to a debt investment in a multifamily community. The net purchase price was $119.8 million, exclusive of closing costs. After the acquisition, we owned 100% in all but one of the PGGM CO-JVs in which we owned a post acquisition 93.5% interest based upon contributed capital. Because these equity investments were previously accounted for on the consolidated method of accounting, the acquisition of the investment interests did not change the carrying value for the related assets or liabilities or reported consolidated operations for revenues and expenses included in reported net income. The acquisition of the debt investment resulted in a change from equity method accounting to the consolidated method of accounting.

Redeemable Noncontrolling Interests

As of June 30, 2016 and December 31, 2015, redeemable noncontrolling interests consisted of the following (dollar amounts in millions):

	June 30, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$29.1	0% to 10%

(a)
Effective noncontrolling interest percentage is based upon the noncontrolling interest’s participation in distributable operating cash.  This effective ownership is indicative of, but may differ from, percentages for distributions (particularly in the event of a sale of the underlying multifamily community), contributions or financing requirements. For Co-Investment Ventures where the developer’s equity has been returned, the effective noncontrolling interest percentage is shown as zero.

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by national or regional multifamily developers, which may require or previously required that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of June 30, 2016, we have recorded in redeemable noncontrolling interests $28.8 million of put options, of which $7.7 million are exercisable by certain of our Developer Partners but have not been exercised. These Developer CO-JVs also generally include buy/sell provisions, generally available after the tenth year after completion of the development and mark to market elections which if elected, are generally available after the seventh year after formation of the Developer CO-JV. The mark to market provisions provide us the option to acquire the Developer Partner’s ownership interest or sell the multifamily community. None of these buy/sell or mark to market rights are currently available.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on our investment.  If the individual put options are not exercised, these Developer Partners have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

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

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the earlier election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, in each case based on the trading prices of our shares of common stock over a subsequent measurement period. At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share trading price of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock over a measurement period, multiplied by 168,537,343 shares of common stock, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the 168,537,343 shares of common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares. As of June 30, 2016, based on the per share trading price on that date, no shares of common stock would be issued in connection with the conversion. The conversion option terminates December 31, 2016.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares of common stock has been authorized for issuance under the Incentive Award Plan and 18.8 million shares of common stock are available for issuance as of June 30, 2016. For the six months ended June 30, 2016 and 2015, we had approximately $1.9 million and $1.1 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

Restricted Stock Units

Restricted stock units are granted to our directors and certain executive employees and generally vest in equal increments over a three year period. The following table includes the number of restricted stock units granted, exercised (including units used to satisfy employee income tax withholding), forfeited and outstanding as of June 30, 2016 and 2015:

	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	549,496	$9.64	248,691	$10.03
Granted	424,128	9.30	467,951	9.45
Exercised	(130,022)	9.46	(40,690)	10.03
Forfeited	(20,496)	9.66	—	—
Outstanding June 30,	823,106	$9.49	675,952	$9.63

Restricted Stock

Restricted stock is granted to certain employees and generally vests in equal increments over a three-year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of June 30, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	20,868	$9.21	—	$—
Granted	95,847	9.20	25,746	9.21
Exercised	(6,414)	9.21	—	—
Forfeited	(14,195)	9.20	(4,878)	9.21
Outstanding June 30,	96,106	$9.20	20,868	$9.21

Distributions

The following table presents the regular distributions declared for the six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2016		2015
	Declared	Declared per Share	Declared	Declared per Share
Second quarter	$12.5	$0.075	$12.5	$0.075
First quarter	12.5	0.075	12.5	0.075
Total	$25.0	$0.150	$25.0	$0.150

11.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions and substantially all of our Developer CO-JVs include mark to market provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we have the option to purchase the Developer Partner’s ownership interest at the established market price or sell the multifamily community.  As of June 30, 2016, no such buy/sell offers are outstanding or mark to market provisions are available.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2016 and December 31, 2015, we have approximately $18.2 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of June 30, 2016, we have entered into construction and development contracts with $134.9 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
July 2016 through December 2016	$0.3
2017	0.8
2018	0.8
2019	0.8
2020	0.8
Thereafter	3.2
Total	$6.7

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the self-management transition agreements between the Company and Behringer. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements.   On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. On June 24, 2016, Behringer filed a motion for summary judgment amending its original claims of approximately $2.3 million to approximately $4.3 million in debt financing fees plus attorney’s fees and prejudgment interest. Because the litigation related to Behringer’s claims and our claims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of June 30, 2016, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our consolidated financial statements.

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

12.                              Fair Value of Derivatives and Financial Instruments

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. The fair value of the interest rate caps are determined using Level 2 inputs under the fair value hierarchy. These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility. Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant. As of June 30, 2016, we have $0.1 million of interest rate caps that are carried at fair value on a recurring basis.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis for the three and six months ended June 30, 2016.

For the Three and Six Months Ended June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Other assets
Interest rate caps	$—	$0.1	$—	$0.1	$(0.1)

We had no fair value adjustments on a recurring basis for the three and six months ended June 30, 2015.

Non-recurring Basis - Fair Value Adjustments

As discussed in Note 4, “Real Estate Investments — Sales of Real Estate Reported in Continuing Operations,” we recorded an impairment charge related to one of our developments during the three months ended June 30, 2015. Prior to the impairment, the development had a net carrying value of $44.4 million. The $3.1 million impairment is included in the line item “Investment and other development expenses” on the consolidated statement of operations. The fair value for the development was determined based upon the terms of the purchase and sale agreement which closed in June 2015. We consider this a Level 2 input under the fair value hierarchy.

As discussed in Note 9, “Noncontrolling Interests — Non-Redeemable Noncontrolling Interests,” we acquired a controlling interest in an unconsolidated investment in real estate joint venture in May 2015. We consolidated the PGGM CO-JV and recognized a loss related to the revaluation of our equity interest for the difference between our carrying value and the value of the investment. The fair value was determined based upon the pay-off value of the note receivable and its related accrued interest both which were repaid shortly after the acquisition of the controlling interest. We consider this a Level 2 input under the fair value hierarchy.

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

We had no fair value adjustments on a nonrecurring basis for the three and six months ended June 30, 2016.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of June 30, 2016 and December 31, 2015 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value. Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our mortgages and notes payable as of June 30, 2016 and December 31, 2015 are as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,507.2	$1,513.0	$1,473.0	$1,473.1
Less: deferred financing costs, net	(9.7)		(11.7)
Mortgages and notes payable, net	$1,497.5		$1,461.3

13.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2016 and 2015 is summarized below (in millions):

	For the Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $4.3 million and $9.4 million in 2016 and 2015, respectively	$22.1	$13.8
Non-cash investing and financing activities:

Transfer of real estate from construction in progress to operating real estate	155.3	169.9
Transfer of assets to assets associated with real estate held for sale	—	55.2
Conversion of investment in unconsolidated real estate joint venture into notes receivable	—	5.0
Distributions payable - regular	12.5	12.5
Construction costs and other related payables	26.7	55.3

14.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Distribution for the Third Quarter of 2016

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the third quarter of 2016. The quarterly distribution is payable on October 7, 2016 to stockholders of record at the close of business on September 30, 2016.

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

Overview

General

 We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goals are to increase earnings, cash-flow and long-term shareholder value through the operation, acquisition, and development of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve these goals by allocating and repositioning capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. As of June 30, 2016, a significant number of our investments are in development and in process of reaching stabilized operations. We expect our future cash flow to increase as our developments lease up and stabilize, which may allow the Company to increase future distributions. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. As of June 30, 2016, our portfolio includes investments in 55 multifamily communities in 10 states comprising 15,211 units. These include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities.

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

We target locations in primary markets and coastal regions with high job and rent growth, including transit oriented locations and vibrant areas offering lifestyle and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub market. Class A communities, where the rents are higher than the median for the sub market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of June 30, 2016, our primary markets include Northern California, Southern California, New England, Mid-Atlantic, South Florida, Colorado and Texas, representing 90% of the portfolio as measured by our current net operating income. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and expect to reposition and redeploy capital to improve long-term returns.

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

We intend to acquire high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected growth markets that have high job and rent growth fundamentals, such as Dallas,

Austin, Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically in infill sites, which may also include suburban-urban areas, and are generally high density, lifestyle sub-markets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of June 30, 2016, of the five developments remaining in our development program, all are entitled and and only one is currently not under construction. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged six months for our development program.

As discussed further below under “Co-Investment Ventures,” we enter into strategic Co-Investment Ventures with institutional investors which we believe offer efficient, cost effective capital for growth. This institutional investor capital generally does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. In addition, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the underlying multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint ventures have been structured with relatively standard market distributable cash flow provisions and where we are the manager of the Co-Investment Venture subject to certain approval rights with respect to certain major decisions retained by the noncontrolling partners.

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

The table below presents a summary of our Co-Investment Ventures as of June 30, 2016 and December 31, 2015.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. All of our Co-Investment Ventures are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	23	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
	39

(a)	As of June 30, 2016 and December 31, 2015, includes Developer Partners in 18 multifamily communities.

Property Portfolio

We invest in a geographically diversified multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets, including the identification of specific markets within each region where we have multifamily communities:

•	Colorado — Denver market

•	Florida — North Florida (Orlando market) and South Florida (greater Miami and Fort Lauderdale markets)

•	Georgia — Atlanta market

•	Mid-Atlantic — Washington, DC market and Philadelphia market

•	Nevada — Las Vegas market

•	New England — Boston market

•	Northern California — Greater San Francisco market

•	Southern California — Greater Los Angeles market and San Diego market

•	Texas — Austin market, Dallas market, and Houston market

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, and the physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado	4	1,208	4	1,208
Florida	4	1,092	4	1,092
Georgia	2	612	1	283
Mid-Atlantic	5	1,412	5	1,412
Nevada	2	598	2	598
New England	4	958	4	958
Northern California	5	955	5	953
Southern California	6	1,210	5	1,002
Texas	10	3,073	10	3,073
Totals	42	11,118	40	10,579

	Physical Occupancy Rates (a)		Monthly Rental Revenue per Unit (b)
	June 30,	December 31,	June 30,	December 31,
Geographic Region	2016	2015	2016	2015
Colorado	94%	95%	$1,863	$1,861
Florida	97%	96%	1,816	1,789
Georgia	94%	97%	1,797	1,473
Mid-Atlantic	95%	95%	1,982	1,986
Nevada	96%	94%	1,085	1,063
New England	97%	96%	1,768	1,727
Northern California	97%	95%	3,006	2,970
Southern California	96%	96%	2,320	2,306
Texas	95%	95%	1,651	1,653
Totals	95%	95%	$1,909	$1,885

(a)
Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of June 30, 2016 or December 31, 2015 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of June 30, 2016, our stabilized multifamily communities have approximately 166,000 square feet of leasable retail space which is approximately 1% of total rentable area.  Two large retail spaces are occupied under long term leases by a national grocer and a national drug store, which make up approximately half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of June 30, 2016, approximately 71% of the 166,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(b)      Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2016 or December 31, 2015 for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied residential units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region (not under development and construction) as of June 30, 2016 and December 31, 2015:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Florida	1	—	418	—	64%	N/A
Georgia	—	1	—	329	N/A	68%
Mid-Atlantic	1	1	461	461	39%	8%
New England	1	1	392	392	39%	13%
Northern California	1	—	121	—	45%	N/A
Southern California	1	1	444	208	74%	23%
Total	5	4	1,836	1,390	54%	26%

During the six months ended June 30, 2016, two multifamily communities in lease up as of December 31, 2015 were reclassified as stabilized, and three multifamily communities under development and construction as of December 31, 2015 were reclassified as lease up as of June 30, 2016.

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development program and that are under development and construction, in lease up but still under construction, or held for future development as of June 30, 2016 and December 31, 2015, and the physical occupancy rates for such geographic regions as of June 30, 2016 and December 31, 2015.

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Development in lease up:
Florida	1	1	120	418	7%	15%
Southern California	—	1	—	444	N/A	36%
Texas	1	—	365	—	7%	N/A
Total	2	2	485	862

Under development and construction:
Florida	1	2	146	266	N/A	N/A
Northern California	—	1	—	121	N/A	N/A
Southern California	1	1	510	510	N/A	N/A
Texas	—	1	—	365	N/A	N/A
Total	2	5	656	1,262	N/A	N/A

Land held for future development:
Northern California	1	1	N/A	N/A	N/A	N/A

Total development program	5	8	1,141	2,124

During six months ended June 30, 2016, we completed construction of three developments and transferred them out of the development program and into our operating portfolio. The developments are currently in lease up and reflected in the table of operating multifamily communities in lease up above.

See further information regarding our development program below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Florida	1	321	1	321
Texas	2	795	3	1,155
Total debt investments	3	1,116	4	1,476

During the six months ended June 30, 2016, one of the debt investments was fully repaid by the borrower. The Florida multifamily community is stabilized and the two Texas communities are under construction as of June 30, 2016.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the six months ended June 30, 2016 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity, capital resources and risk factors reflected elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

Rental revenues increased $18.4 million due primarily to lease up of our development program. These multifamily communities currently classified as stabilized non-comparable and lease up accounted for $23.4 million of the increase in rental revenues for the six months ended June 30, 2016. Same Store multifamily communities increased $3.5 million primarily due to increases in rental rates. These increases were partially offset by a decrease of $8.5 million related to multifamily communities sold in 2015.

Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  As of June 30, 2016, our operating portfolio of 49 communities (including two developments in lease up) consisted of 32 Same Store communities, ten stabilized communities that were not yet categorized as Same Store, and seven communities in various stages of lease up (including two developments in lease up). As of January 1, 2016, three additional communities qualified for Same Store classification. Same Store communities increased from 29 Same Store communities to a total of 32 Same Store communities during 2016.

Lease up of Developments

During the six months ended June 30, 2016, the lease up of our development communities accounted for a significant portion of our rental revenue growth from the comparable period in 2015, representing 81% of our total rental revenue growth with Same Store communities accounting for the remainder of our rental revenue growth. As of June 30, 2016, our development program includes seven communities that are not stabilized.

We expect that our development program, as construction is completed and each community leases up, will continue to account for a significant portion of revenue and operational growth. Based on our current development schedule (including developments under construction but exclusive of one investment of land held for future development), we expect continued increases in revenue from the seven communities noted above as not yet stabilized, and we also expect to add the following communities and units per year to our operating portfolio:

Year	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
July 2016 through December 2016	1	146	1%
2017	—	—	—%
2018	1	510	4%
Total	2	656	5%

(a)	As of June 30, 2016, we had 13,439 operating units which includes seven communities in lease up.

Development Activity

As of June 30, 2016, we have four multifamily communities under construction and one held for future development in our development program. As of June 30, 2016, two of the four developments are currently leasing and are 7% occupied on a weighted average basis, two are in vertical construction, and one is land held for future development. Based on the costs incurred as a percentage of total estimated costs, our current development program is approximately 53% complete. We expect two of these active developments to be completed during the remainder of 2016 and one development by the end of 2018. Full stabilization of operations generally takes an additional nine to 18 months depending on the size of the community.

As of June 30, 2016, we have approximately $181.2 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. As of June 30, 2016, approximately $43.9 million of our remaining development costs are expected to be funded from committed construction financing. We generally seek property-specific financing at 50-60% of construction costs but may also utilize our credit facilities or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development program, the amount drawn under our construction loans and/or credit facilities, and therefore our overall leverage, will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and financing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $5.7 million for the six months ended June 30, 2016, compared to $12.1 million in the comparable period in 2015. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. Of the $5.7 million capitalized for the six months ended June 30, 2016, $0.8 million relates to developments with no anticipated future capitalized interest, $3.8 million relates to developments expected to cease during the remainder of 2016, and $1.1 million relates to developments with capitalized interest and real estate taxes expected to continue in 2017 and later.

Other Activities

During the six months ended June 30, 2016, one of our debt investments of $15.0 million was repaid. This was in addition to $37.1 million of debt investments repaid during the year ended December 31, 2015. During the six months ended June 30, 2016, we funded $17.2 million related to existing debt investments. Accordingly, we had a smaller amount of debt investments outstanding at June 30, 2016 than the prior period in 2015 and less interest income in 2016. The weighted average maturity of our debt investments is 1.5 years and carry a weighted average interest rate of 15.6%.

During the six months ended June 30, 2015, we completed a sale of a multifamily community recognizing a gain on sale of $48.6 million and a development recognizing an impairment loss of $3.1 million and recognized noncontrolling interest income of $4.5 million related to our acquisition of PGGM CO-JV interests. The multifamily community we sold reported approximately $4.4 million of rental revenue for the six months ended June 30, 2015. No similar transactions occurred during the six months ended June 30, 2016.

Results of Operations

Net income (loss) attributable to common stockholders

Net loss attributable to common stockholders for the three and six months ended June 30, 2016 was $9.2 million and $17.5 million, respectively, compared to net income attributable to common stockholders of $49.2 million and $48.4 million, respectively, for the three and six months ended June 30, 2015. Major items relating to the change are gain on sale of real estate of $48.6 million, an impairment loss of $3.1 million, and noncontrolling income of $4.5 million related to our acquisition of PGGM CO-JV interests during 2015. During 2016, we incurred $2.0 million (including $0.5 million related to net accelerated stock-based compensation) related to a reduction in workforce in May 2016, $1.2 million of which was recorded in general and administrative expenses and $0.8 million of which was recorded in corporate property management expenses (which are included in property operating expenses on the condensed consolidated statements of operations). See below for further discussion of changes.

Property Operations

The table below reflects rental revenues, property operating expenses and NOI for the three and six months ended June 30, 2016 and 2015 for our Same Store operating portfolio as well as other properties in continuing operations (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenue
Same Store	$50.8	$49.4	$1.4	$101.2	$97.7	$3.5
Stabilized Non-Comparable	13.6	5.6	8.0	26.4	9.5	16.9
Lease up	4.2	—	4.2	6.5	—	6.5
Dispositions and other non-lease up developments	—	4.1	(4.1)	—	8.5	(8.5)
Total rental revenue	68.6	59.1	9.5	134.1	115.7	18.4

Property operating expenses, including real estate taxes
Same Store	17.8	17.6	0.2	35.5	35.3	0.2
Stabilized Non-Comparable	5.8	3.7	2.1	11.3	6.7	4.6
Lease up	4.1	0.3	3.8	7.5	0.3	7.2
Dispositions and other non-lease up developments	—	1.7	(1.7)	0.1	3.4	(3.3)
Total property operating expenses, including real estate taxes	27.7	23.3	4.4	54.4	45.7	8.7

NOI
Same Store	33.0	31.8	1.2	65.7	62.4	3.3
Stabilized Non-Comparable	7.8	1.9	5.9	15.1	2.8	12.3
Lease up	0.1	(0.3)	0.4	(1.0)	(0.3)	(0.7)
Dispositions and other non-lease up developments	—	2.4	(2.4)	(0.1)	5.1	(5.2)
Total NOI	$40.9	$35.8	$5.1	$79.7	$70.0	$9.7

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

See reconciliation of NOI to net income (loss) below at “Non-GAAP Measurements — Net Operating Income and Same Store Net Operating Income.”

The three months ended June 30, 2016 as compared to the three months ended June 30, 2015

Rental Revenues.  Rental revenues for the three months ended June 30, 2016 were $68.6 million compared to $59.1 million for the three months ended June 30, 2015.  Same Store revenues, which accounted for approximately 74% of total rental revenues for the three months ended June 30, 2016 increased 2.7% or $1.4 million.  The majority of this increase in Same Store revenues is related to a 2.5% increase in the Same Store monthly rental revenue per unit from $1,834 as of June 30, 2015 to $1,879 as of June 30, 2016 partially offset by a decrease of approximately 0.4% in Same Store occupancy, on a weighted average basis, for the three months ended June 30, 2015 compared to the three months ended June 30, 2016 Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $17.8 million for the three months ended June 30, 2016, an increase of $12.2 million from the comparable period in 2015. Sales of multifamily communities during 2015 resulted in a decrease of $4.1 million in rental revenues for the three months ended June 30, 2016 compared to the comparable period of 2015.

Property Operating and Real Estate Tax Expenses. Property operating (excluding corporate property management expenses) and real estate tax expenses for the three months ended June 30, 2016 and June 30, 2015 were $27.7 million and $23.3 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 64% of total property operating expenses and real estate taxes for the three months ended June 30, 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, accounted for $5.9 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $1.8 million which is due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations. Since June 30, 2015, seven developments have been completed and transferred to operating real estate accounting for $0.7 million decreased capitalized real estate taxes and increased real estate tax expense for the three months ended June 30, 2016 as compared to the comparable period of 2015. Corporate-related and other property management expenses of $3.4 million for the three months ended June 30, 2016 increased $1.6 million compared to the same period in 2015. Approximately $0.8 million of the increase related to one-time expenses related to a reduction in workforce during May 2016, of which $0.2 million was net accelerated stock-based compensation. The remainder of the increase was principally due to 2015 staffing increases incurred for a full period in 2016. Sales of multifamily communities during 2015 resulted in a decrease in property operating expenses and real estate taxes of approximately $1.7 million.

General and Administrative Expenses.  General and administrative expenses increased by $2.6 million for the three months ended June 30, 2016 compared to the same period of 2015. Approximately $1.2 million of the increase related to one-time expenses related to a reduction in workforce during May 2016, of which $0.3 million was net accelerated stock-based compensation. Approximately $0.3 million of the increase was principally due to 2015 staffing increases incurred for a full period in 2016. Approximately $0.2 million related to litigation and related matters with Behringer Harvard Multifamily Advisors I, LLC (“collectively, with its affiliates “Behringer”). Audit fees increased $0.2 million for the three months ended June 30, 2016 compared to the same period of 2015, primarily due to increases in scope and services related to our listing on the New York Stock Exchange (the “NYSE”) and requirements for an integrated audit. With the completion of the reduction in workforce late in the second quarter of 2016, we expect reduced compensation expense beginning in the third quarter.

Investment and Other Development Expenses. Investment and other development expenses decreased by $3.3 million for the three months ended June 30, 2016 compared to the same period of 2015. The decrease is principally related to the $3.1 million impairment recorded on a development the Company sold in 2015; there were no impairments recorded during the three months ended June 30, 2016.

Interest Expense. For the three months ended June 30, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $12.8 million and $11.3 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans related to our development program, of $221.1 million from June 30, 2015 to June 30, 2016. This increase in interest charges was offset by amounts capitalized, also substantially related to our development program. For the three months ended June 30, 2016 and 2015, we capitalized interest expense of $1.9 million and $4.7 million, respectively, and accordingly, recognized net interest expense for the three months ended June 30, 2016 and 2015 of $11.1 million and $6.7 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Since June 30, 2015, we have transferred $664.8 million from construction in progress to operating real estate. We expect increases in rental revenue and net operating income from these development communities to offset increases in interest expense as the communities lease up and stabilize.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $31.0 million and $25.1 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to acquisitions of multifamily communities during 2015 and multifamily development communities completed in 2016 and 2015 and transferred from construction in progress to operating real estate of $155.3 million and $169.9 million, respectively. These increases were only partially offset by sales of operating multifamily communities beginning in June 2015, which decreased our depreciable real estate costs by approximately $131.1 million beginning in June 2015.

Gain on Sale of Real Estate. Gain on sale of real estate for the three months ended June 30, 2015 represents the gain recognized from the sale of Burnham Pointe in Chicago, Illinois. We had no sales of real estate for the three months ended June 30, 2016.

The six months ended June 30, 2016 as compared to the six months ended June 30, 2015

Rental Revenues.  Rental revenues for the six months ended June 30, 2016 were $134.1 million compared to $115.7 million for the six months ended June 30, 2015.  Same Store revenues, which accounted for approximately 75% of total rental revenues for 2016 increased 3.6% or $3.5 million.  The majority of this increase in Same Store revenues is related to a 2.5% increase in the Same Store monthly rental revenue per unit from $1,834 as of June 30, 2015 to $1,879 as of June 30, 2016 and a decrease of approximately 0.4% in Same Store occupancy, on a weighted average basis, from June 30, 2015 to June 30, 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $32.9 million for the six months ended June 30, 2016, an increase of $23.4 million from the comparable period in 2015. Sales of multifamily communities during 2015 resulted in a decrease of $8.5 million in rental revenues for the six months ended June 30, 2016 compared to the comparable period of 2015.

Property Operating and Real Estate Tax Expenses.  Property operating (excluding corporate property management expenses) and real estate tax expenses for the six months ended June 30, 2016 and June 30, 2015 were $54.4 million and $45.7 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 65% of total property operating expenses and real estate taxes for 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, accounted for $11.8 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $3.9 million which is due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations. Since June 30, 2015, seven developments have been completed and transferred to operating real estate accounting for $1.7 million in decreased capitalized real estate taxes and increased real estate tax expense for the six months ended June 30, 2016 as compared to the comparable period of 2015. Corporate-related and other property management expenses of $6.0 million for the six months ended June 30, 2016 increased $2.4 million compared to the same period in 2015. Approximately $0.8 million of the increase related to one-time expenses related to a reduction in workforce during May 2016, of which $0.2 million was net accelerated stock-based compensation. The remainder of the increase was principally due to 2015 staffing increases incurred for a full period in 2016. Sales of multifamily communities during 2015 resulted in a decrease in property operating expenses and real estate taxes of approximately $3.4 million.

General and Administrative Expenses.  General and administrative expenses increased by $4.4 million for the six months ended June 30, 2016 compared to the same period of 2015. Approximately $1.2 million of the increase related one-time expenses for a reduction in workforce during May 2016, of which $0.3 million was net accelerated stock-based compensation. Approximately $1.3 million of the increase in general and administrative expenses related to compensation (including stock compensation expense) as a result of increased 2015 staffing incurred for a full period in 2016 and approximately $0.6 million related to litigation and related matters with Behringer. With the completion of the reduction in workforce late in the second quarter of 2016, we expect reduced compensation expense beginning in the third quarter.

Investment and Other Development Expenses. Investment and other development expenses decreased by $3.4 million for the six months ended June 30, 2016 compared to the same period of 2015. The decrease is principally related to the $3.1 million impairment recorded on a development the Company sold in 2015; there were no impairments recorded during the six months ended June 30, 2016.

Interest Expense. For the six months ended June 30, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $25.4 million and $21.9 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans related to our development program, of $221.1 million from June 30, 2015 to June 30, 2016. This increase in interest charges was offset by amounts capitalized, also substantially related to our development program. For the six months ended June 30, 2016 and 2015, we capitalized interest expense of $4.3 million and $9.4 million, respectively, and accordingly, recognized net interest expense for the six months ended June 30, 2016 and 2015 of $21.4 million and $12.7 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Since June 30, 2015, we have transferred $664.8 million from construction in progress to operating real estate. We expect increases in rental revenue and net operating income from these development communities to offset increases in interest expense as the communities lease up and stabilize.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $61.1 million and $49.7 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to acquisitions of multifamily communities during 2015 and multifamily development communities completed in 2016 and 2015 and transferred to operating real estate. During the six months ended June 30, 2016 and 2015, we transferred $155.3 million and $169.9 million, respectively, from construction in progress to operating real estate.

Gain on Sale of Real Estate. Gain on sale of real estate for the six months ended June 30, 2015 represents the gain recognized from the sale of Burnham Pointe. No sales occurred during the six months ended June 30, 2016.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2015 to June 30, 2016.

Total real estate, net increased $2.1 million for the six months ended June 30, 2016. This increase was principally as a result of $57.6 million of development costs and additions to real estate of $4.3 million incurred during the six months ended June 30, 2016. This increase was offset by increased accumulated depreciation of $60.2 million, a result of increased depreciation expense related to multifamily development communities completed in 2016 and 2015. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $25.5 million principally as a result of the cash expenditures related to the development program of $55.3 million and the net repayment of $2.0 million of our credit facilities. Partially offsetting these decreases, were total proceeds of $39.9 million from draws under our construction loans, which primarily were used to pay construction costs or to reimburse us for prior construction expenditures, and $15.0 million of loan investment repayments.

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

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

Cash flows provided by operating activities for the six months ended June 30, 2016 were $43.1 million as compared to cash flows provided by operating activities of $45.4 million for the same period in 2015.  During the six months ended June 30, 2015, we received $4.5 million of fee income related to our acquisition of interests in the PGGM CO-JVs. No such fees were received during the six months ended June 30, 2016. We also incurred one-time payments of $1.5 million related to a second quarter 2016 reduction in workforce. These decreases are partially offset by increases in operations, primarily related to lease up of our developments. Additionally, increased interest collections from notes receivable and other cash investments for the six months ended June 30, 2016 exceeded those collected over the comparable period of 2015 by $2.6 million.

Cash flows used in investing activities for the six months ended June 30, 2016 were $61.7 million compared to cash flows used in investing activities of $286.4 million during the comparable period in 2015.  Expenditures related to our development program during the six months ended June 30, 2016 decreased $152.2 million compared to the same period in 2015. We expect capital expenditures related to our development program to be a significant use of cash through 2017 but potentially trending lower depending on future investment and development opportunities. Additionally, proceeds from the sales of real estate for the six months ended June 30, 2015 were $162.1 million, while no sales occurred during the six months ended June 30, 2016. During May 2015, we acquired noncontrolling interests for $119.8 million in PGGM CO-JVs. Collections of notes receivable, offset by advances on notes receivable, were a net advance of $2.2 million for the six months ended June 30, 2016, compared to a net receipt of $12.0 million during the same period in 2015. In future periods, collections of notes receivable may not be recurring.

Cash flows used in financing activities for the six months ended June 30, 2016 were $6.9 million compared to cash flows provided by financing activities of $188.2 million for the six months ended June 30, 2015.  The decrease in financing related proceeds was primarily due to decreased development activity as described above, resulting in less development financing. Substantially all of our mortgage notes payable and credit facility financing is development related. During the six months ended June 30, 2016, the reduced development activity resulted in $31.3 million of net loan fundings compared to $220.6 million of net loan fundings for the comparable period in 2015. For the six months ended June 30, 2016, contributions from noncontrolling interests were $3.0 million compared to $19.2 million for the comparable period in 2015 with the decrease due to decreased joint venture activity also related to our developments. Cash distributions paid on our common stock were $25.0 million for the six months ended June 30, 2016 and 2015.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $58.2 million as of June 30, 2016.  The Company also has $350 million of total borrowing capacity under our credit facilities with current available capacity of $308.2 million based on existing collateral. As of June 30, 2016, $47.0 million in borrowings was outstanding under these facilities. We may deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower or fixed interest rates and for other corporate purposes. We may supplement our investable cash with capital from other sources including Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, reduce existing debt, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

Generally, operating cash needs include our operating expenses and general and administrative expenses.  We expect to meet these on-going cash requirements from our approximate share of the operations of our existing investments and anticipated new investments.  However, our development communities require time to construct and lease up, and accordingly, there will be a lag before development investments are providing stabilized cash flows.

We expect to utilize our cash balances, cash flow from operating activities and our credit facilities predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances and credit facilities as well as other sources discussed below.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million with current available capacity of $308.2 million based on existing collateral.  As of June 30, 2016, our cash and cash equivalents balance was $58.2 million.

Our consolidated cash and cash equivalent balance of $58.2 million as of June 30, 2016 includes approximately $21.9 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $43.1 million for the six months ended June 30, 2016 compared to $45.4 million for the comparable period in 2015.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $12.8 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively. Our net share of cash flow from operating activities was $30.3 million and $39.1 million for the six months ended June 30, 2016 and 2015, respectively, and decreased generally in relation to the operating activities as discussed above under “Cash Flow Analysis.” We expect cash flow to increase as developments lease up and stabilize.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses, interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating communities, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our approximate share of operating cash flows to increase as our development program is completed and leases up.  Since December 31, 2015, 607 additional multifamily units have become operational and begun generating revenues. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) and a $150 million credit facility (the “$150 Million Facility”), which we use and intend to continue to use to provide greater flexibility in our cash management and to provide funding for our development program, acquisitions, repositioning debt, and on an interim basis for our other short term needs. We also intend to draw on the credit facilities to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time.

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

We believe the multifamily communities in the collateral pool will allow refinancing options at or before their maturity, including a replacement facility and/or individual mortgage loans.

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters, and beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”) over certain defined historical periods. See “Non-GAAP Measurements - Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of June 30, 2016, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities and the average interest rates for the three and six months ended June 30, 2016, are summarized as follows (dollar amounts in millions; LIBOR at June 30, 2016 was 0.47%):

	June 30, 2016			For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility	$47.0	$61.2	2.53%	$48.8	2.52%	$55.0	$48.2	2.51%	$55.0
$200 Million Facility	—	200.0	2.97%	—	—%	—	0.4	2.89%	5.0
Total credit facilities payable	47.0	$261.2		$48.8		$55.0	$48.6		$60.0
Less: deferred financing costs, net	(2.8)
Total credit facilities payable, net	$44.2

(a)	The average interest rate is based on month-end interest rates for the period.

As we complete our development program as described in this section, we expect to use the credit facilities more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexibility in managing our liquidity requirements.

Long-Term Liquidity, Acquisition and Property Financing

 We currently have various sources to provide long-term liquidity and to fund investments, including our available cash balances, credit facilities, Co-Investment Ventures, other debt financings, property dispositions, and debt investment repayments. We believe our listing on the NYSE facilitates supplementing those sources by selling equity or debt securities of the Company if and when we believe it is appropriate to do so.

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

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners in prior years. As of June 30, 2016, PGGM has unfunded commitments of approximately $10.8 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $18.5 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $14.9 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $14.9 million, our co-investment share would be approximately $18.5 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 183 billion euro (approximately $204 billion, based on exchange rates as of June 30, 2016) in pension assets for over 2.6 million people as of June 2016.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of June 30, 2016, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 13 have stabilized operating communities, five have communities in lease up (including developments in lease up) and two have development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

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

For each equity investment, we evaluate the use of new or existing debt, including under our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of June 30, 2016, all loans, other than borrowings under our credit facilities, consist of individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of June 30, 2016 there are eight construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $460.1 million, $392.8 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $90.7 million and our outstanding guarantees for these construction loans as of June 30, 2016 is $75.1 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of June 30, 2016, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.5%, respectively.  As of June 30, 2016, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 2.7 years and 2.3 years, respectively, prior to the exercise of any extension options. In July 2016, we refinanced $102.3 million of mortgages due in 2016 with new mortgages with principal of $107.0 million, a new five year term and a weighted average interest rate of 2.78%.

As of June 30, 2016, $549.9 million or 35% of our debt is floating rate, of which $491.4 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. As of June 30, 2016, we have interest rate caps with a notional amount of $112.7 million (20% of our total floating rate debt) at a weighted average LIBOR cap rate of 2.0%.

Based on current market conditions and our investment and borrowing policies, we would expect our approximate share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the completion of our current development program and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV governing agreements, the PGGM CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further, the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.55x, each as defined in the applicable loan agreements. We believe these provisions will not restrict our access to debt financing, or our ability to execute our strategies.

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

As of June 30, 2016, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at June 30, 2016 was 0.47%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$295.0	3.88%	2018 to 2020	$295.0
$150 Million Facility	47.0	Monthly LIBOR + 2.08%	2017	47.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	342.0			342.0

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	658.4	3.53%	2016 to 2023(b)	378.6
Permanent mortgage - variable interest rate	11.5	Monthly LIBOR + 2.35%	2017	6.3
Construction loans - fixed interest rate (c):
In construction	49.2	4.00%	2018	24.5
Construction loans - variable interest rates (d):
Operating	481.0	Monthly LIBOR + 2.09%	2017 to 2018	275.4
In construction	10.4	Monthly LIBOR + 2.15%	2019	5.7
Total Co-Investment Venture Level - Consolidated	1,210.5			690.5
Total Company and Co-Investment Venture level	1,552.5			$1,032.5
Plus: unamortized adjustments from business combinations	1.7
Less: deferred financing costs, net	(12.5)
Total all levels	$1,541.7

(a)
Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our participation in distributable operating cash, as applicable.  These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.  This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements. See below at “Non-GAAP Measurements — Our Approximate Share.”

(b)
Subsequent to June 30, 2016, we refinanced two mortgages maturing in 2016 totaling $102.3 million with a weighted average interest rate of 3.96% for five years with a new weighted average interest rate of 2.78%.

(c)
Includes one loan with a total commitment of $53.5 million and a two year extension option. As of June 30, 2016, there is $4.3 million remaining to draw under the construction loan. We may elect not to fully draw down on the unfunded commitment.

(d)
Includes twelve loans with total commitment of $558.8 million. As of June 30, 2016, the Company has partially guaranteed eight of these loans with total commitments of $460.1 million, and as of June 30, 2016, $75.1 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5 to 25%. These loans include one to two year extension options. As of June 30, 2016, there is $67.3 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

The total commitment, the outstanding balance, and the remaining balance available to draw under our construction loans by type as of June 30, 2016, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Approximate Share of Remaining to Draw (a)
In Construction	$77.9	$59.6	$18.3	$9.9
Operating	534.3	481.0	53.3	30.9
Total	$612.2	$540.6	$71.6	$40.8

(a)	See below at “Non-GAAP Measurements — Our Approximate Share.”

We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments.

Certain of these debts contain covenants requiring the maintenance of certain operating performance levels.  As of June 30, 2016, we believe the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of June 30, 2016, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Approximate Share (a)
July through December 2016	$2.4	$129.4	$73.7
2017	52.8	324.0	232.5
2018	153.4	406.4	385.0
2019	79.5	151.9	177.7
2020	53.9	172.0	148.7
Thereafter	—	26.8	14.9

(a)	See below at “Non-GAAP Measurements — Our Approximate Share.”

For our 2016 maturities, subsequent to June 30, 2016, we refinanced $102.3 million of mortgage debt with a weighted average fixed interest rate of 3.96% for similar proceeds, a fixed interest rate of 2.78% and a new five year maturity. We would expect to refinance remaining borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development.  There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of June 30, 2016, approximately 52% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitizations lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may include increased leverage on our existing investments, either for individual communities or pools of communities.  As of June 30, 2016, the leverage on our stabilized operating portfolio, as measured by GAAP property cost before accumulated depreciation and amortization, was approximately 45%.  Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of June 30, 2016, five multifamily communities (four of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $225.3 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of June 30, 2016, we have no development investments classified as pre-development.

•	Land held for future development - Land is considered land held for future development when the land is held with no current significant development activity but may include development in the future.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments not completed as of June 30, 2016, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of June 30, 2016	Actual/Estimated Quarter (“Q”) of Completion(b)	Physical Occupancy as of June 30, 2016
Lease up:
The Mile	Miami, FL	100%	120	49.2	3Q 2016	7%
The Alexan	Dallas, TX	50%	365	94.7	4Q 2016	7%

Under development and construction:
Caspian Delray Beach	Delray Beach, FL	55%	146	32.5	1Q 2017	N/A
Lucé	Huntington Beach, CA	65%	510	60.0	3Q 2018	N/A
Total equity investments currently under development			1,141	236.4

Land held for future development:
Renaissance Phase II	Concord, CA	55%		11.6

Total development portfolio				248.0
Less: Construction in progress transferred to operating real estate				(12.5)
Total equity investment per condensed consolidated balance sheet				$235.5

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

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations and delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events. The table does not include communities that are classified as completed but may still have retainage and other development true-up costs that have not been paid as of June 30, 2016.

As of June 30, 2016, we have entered into construction and development contracts with $134.9 million remaining to be paid.  We expect to enter into additional construction contracts on similar terms on the developments in our program. These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of June 30, 2016, of our two projects under vertical development, substantially all of the hard construction costs have been bought out, effectively locking in these costs.

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

As of June 30, 2016, we have approximately $181.2 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$43.9
Co-Investment Venture partner contributions	12.9
Other	124.4
Total	$181.2

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of June 30, 2016 and we expect the other balance to be funded by credit facilities or other capital sources.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all. Although we have observed some tightening in construction loan availability, we believe current construction financing at competitive market terms is still generally available at 50-60% of cost and at floating rates in the range of 200 basis points to 325 basis points over 30-day LIBOR.  (As of June 30, 2016, 30-day LIBOR was 0.47%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financings.

We make debt investments in multifamily developments generally for the interest earnings; however, our two most recent debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of June 30, 2016, we have three wholly owned debt investments, two of which are fully funded. During 2015, we closed on two new debt investments with a total commitment of $27.1 million. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates at 15% to 17%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during the contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of June 30, 2016 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of June 30, 2016	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Kendall Square	Miami, FL	321	$12.3	$12.3	17.0%	October 2016
Jefferson at Stonebriar (b)	Frisco, TX	424	16.7	16.7	15.0%	June 2018
Jefferson at Riverside (b)	Irving, TX	371	10.4	10.4	15.0%	June 2018
Total loans		1,116	$39.4	$39.4	15.6%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is six years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three and six months ended June 30, 2016, we spent approximately $2.7 million and $4.7 million, respectively, in recurring and non-recurring capital expenditures. For the three and six months ended June 30, 2015, we spent approximately $2.4 million and $4.3 million in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

In addition, there may be a lag before receiving distributable income from our investments while they are under development or lease up. During this period, we may use portions of our available cash balances, credit facilities and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock or reinvest the proceeds in new investments to generate additional operating cash flow. There is no assurance that these future investments will achieve our necessary targeted returns or that these sources will be available in future periods to maintain our current level of distributions. However, as development, lease up or redevelopment communities are completed and begin to generate distributable income, we would expect to have additional funds available to distribute to our stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Beginning December 31, 2015, the $200 Million Facility contains limitations that may restrict our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.) Cash flow from operating activities has generally increased primarily due to increased NOI and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations, also benefited from our acquisition of noncontrolling interests in six PGGM CO-JVs in May 2015.

Distribution Activity

The following table shows the regular distributions declared for the six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2016		2015
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
Second Quarter	$12.5	$0.075	$12.5	$0.075
First Quarter	12.5	0.075	12.5	0.075
Total	$25.0	$0.150	$25.0	$0.150

(a)       Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates for each quarter.

Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the third quarter of 2016. The quarterly distribution will be paid on October 7, 2016 to stockholders of record at the close of business on September 30, 2016.

Cash flow from operating activities exceeded regular distributions by $18.1 million and $20.4 million for the six months ended June 30, 2016 and 2015, respectively. By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our approximate share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the six months ended June 30, 2016, we distributed an estimated $12.8 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $30.3 million, which was greater than our regular distributions by $5.3 million.  For the six months ended June 30, 2015, we distributed an estimated $6.3 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $39.1 million, which was greater than our regular distributions by $14.1 million.  Funds from operations exceeded regular distributions by $11.4 million for the six months ended June 30, 2015. However, our funds from operations were less than regular distributions by $0.7 million for the six months ended June 30, 2016. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

Operating results for 2016 were impacted by the items noted in the “Operational Overview” section discussed above. These include the sales of operating communities in 2015 and one-time expenses related to a second quarter reduction in workforce. Operating results were also affected by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed and leasing activity has not reached stabilized operations resulting in increased interest and property tax expenses in 2016 as compared to previous years. Over the long-term, as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our approximate share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Substantially all of our Co-Investment Ventures include buy/sell provisions, generally currently available for PGGM and the MW Co-Investment Partner and for Developer Partners, generally available after the tenth year after completion of the development. Substantially all of our Developer CO-JVs include mark to market provisions, which if elected, are generally available after the seventh year after formation of the Developer CO-JV.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we can purchase the Developer Partner’s interest at the established market price or sell the multifamily community.  As of June 30, 2016, no buy/sell arrangements have been triggered or mark to market provisions are available; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price, which at June 30, 2016 have a contractual total of approximately $28.8 million for all such Developer CO-JVs. As of June 30, 2016, $7.7 million of puts are exercisable by certain of our Developer Partners. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become contractual, and as of June 30, 2016, we have recorded approximately $28.8 million as redeemable noncontrolling interests. Generally a sale of the property or the election of a mark to market terminates the Developer Partner’s put provision.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2016 and December 31, 2015, we have approximately $18.2 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $134.9 million remaining to be paid as of June 30, 2016. We expect to enter into additional construction and development contracts related to our current and future development investments.

Non-GAAP Measurements

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP measurements.  These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP.  In compliance with SEC requirements, our non-GAAP measurements are reconciled to net income, the most directly comparable GAAP performance measure.  For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

Net Operating Income and Same Store Net Operating Income

We define NOI as consolidated rental revenue, less consolidated property operating expenses and real estate taxes.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with real estate industry defined property operations, such as general and administrative expenses, corporate property management expenses, property management fees, depreciation expense, impairment and interest expense.  NOI also excludes revenues not associated with property operations, such as interest income and other non-property related revenues.  NOI may be helpful in evaluating all of our multifamily operations and providing comparability to other real estate companies. NOI is also a useful measurement because it is included as a basis for certain of our loan covenant calculations.

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

The following table presents a reconciliation of our net income (loss) to NOI and Same Store NOI for our multifamily communities for the three and six months ended June 30, 2016 and 2015 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(11.9)	$44.5	$(23.0)	$43.3
Adjustments to reconcile net income (loss) to NOI:
Corporate property management expenses	3.4	1.8	6.0	3.6
General and administrative expenses	7.4	4.7	13.9	9.5
Interest expense	11.1	6.7	21.4	12.7
Amortization of deferred financing costs	1.6	0.9	3.1	1.8
Depreciation and amortization	31.0	25.1	61.1	49.7
Interest income	(1.8)	(2.8)	(3.5)	(5.4)
Gain on sale of real estate	—	(48.6)	—	(48.6)
Investment and other development expenses	0.1	3.4	0.3	3.6
Other, net	—	0.1	0.4	(0.2)
NOI	40.9	35.8	79.7	70.0
Less non-comparable:
Revenue	(17.8)	(9.7)	(32.9)	(18.1)
Operating expenses	9.9	5.7	18.9	10.5
Same Store NOI	$33.0	$31.8	$65.7	$62.4

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by NAREIT to be net income (loss), computed in accordance with GAAP excluding gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is also a useful measurement because it is included as a basis for certain covenants in our $200 Million Facility. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include property operations, start-up costs, fixed costs, acquisition expenses, interest on cash held in accounts or loan investments, income from portfolio properties, operating costs during the lease up of developments, interest rates on acquisition financing and general and administrative expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which may include, but are not limited to, equity and mezzanine and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

FFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund distributions.  FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.  Although the Company has not historically incurred any significant impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  Accordingly, FFO should be reviewed in connection with other GAAP measurements.  We believe our presentation of FFO is in accordance with the NAREIT definition; however, our FFO may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$(9.2)	$49.2	$(17.5)	$48.4
Real estate depreciation and amortization (a)	21.2	17.6	41.8	33.5
Impairment (b)	—	3.1	—	3.1
Gain on sale of real estate	—	(48.6)	—	(48.6)
FFO attributable to common stockholders - NAREIT defined	$12.0	$21.3	$24.3	$36.4

GAAP weighted average common shares outstanding - basic	166.8	166.5	166.8	166.5
GAAP weighted average common shares outstanding - diluted	167.6	167.2	167.5	167.2

Net income (loss) per common share - basic and diluted	$(0.06)	$0.29	$(0.11)	$0.29
FFO per common share - basic and diluted	$0.07	$0.13	$0.15	$0.22

(a)         The real estate depreciation and amortization amount includes our approximate share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

(b)    The impairment related to our sale of a development.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended June 30, 2016 and 2015, we capitalized interest of $1.9 million and $4.7 million, respectively, on our real estate developments.  For the six months ended June 30, 2016 and 2015, we capitalized interest of $4.3 million and $9.4 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the three and six months ended June 30, 2016, we incurred $2.0 million of expense related to a reduction in workforce, including $0.5 million of stock-based compensation. No such expenses were incurred during the three and six months ended June 30, 2015. These amounts are included as a reduction in presenting net income (loss) and FFO attributable to common stockholders.

•
For the three and six months ended June 30, 2015, we recognized noncontrolling income of $4.5 million related to our acquisition of PGGM CO-JV interests. No such income was incurred during the three and six months ended June 30, 2016.

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Our Approximate Share

In addition to our consolidated GAAP balances, we present selected non-GAAP information representing our approximate share of the financial amount, which considers our economic allocation of the GAAP reported balance. We believe presenting our approximate share may be useful in analyzing our  consolidated financial information by highlighting amounts that are economically attributable to our shareholders. Our approximate share is also relevant to our investors and lenders as it highlights operations and capital available for our lenders and investors and is the basis used for several of our loan covenants. However, our approximate share does not include amounts related to our consolidated operations and should not be considered a replacement for corresponding GAAP amounts presented on a consolidated basis. Investors are cautioned that our approximate share amounts should only be used to assess financial information in the limited context of evaluating amounts attributable to shareholders. Our approximate share measurements are included above under “Liquidity and Capital Resources” along with the corresponding GAAP balance.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “seek,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	the sale of multifamily communities;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our properties are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions; and

•	trends affecting our financial condition or results of operations.

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

For other new accounting standards issued by FASB or other standards setting bodies, we believe the impact of other recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

As of June 30, 2016, we had approximately $1.0 billion of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.66%, $502.9 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.10%, and amounts outstanding under credit facilities of $47.0 million with a weighted average of monthly LIBOR plus 2.08%. As of June 30, 2016, we had consolidated real estate notes receivable with a carrying value of approximately $38.8 million, a weighted average fixed interest rate of 15.6%, and a weighted average remaining maturity of 1.5 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2016, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2016 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facility interest expense	$(11.0)	$(8.3)	$(5.5)	$(2.8)
Interest rate caps	0.7	0.2	—	—
Cash investments	1.2	0.9	0.6	0.3
Total	$(9.1)	$(7.2)	$(4.9)	$(2.5)

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

As of June 30, 2016, we have three separate interest rate caps with a total notional amount of $112.7 million.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of self-management transition agreements between the Company and Behringer. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements. On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. On June 24, 2016, Behringer filed a motion for summary judgment amending its original claims of approximately $2.3 million to approximately $4.3 million in debt financing fees plus attorney’s fees and prejudgment interest. Because the litigation related to Behringer’s claims and our counterclaims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of June 30, 2016, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our consolidated financial statements.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 16, 2014
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 20, 2016
3.3	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 16, 2014
4.1	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on December 16, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: August 4, 2016	/s/ Daniel Swanstrom, II
Daniel Swanstrom, II
Chief Financial Officer
(Principal Financial Officer)