Form 10-Q
period 2016-09-30
Monogram Residential Trust, Inc.
filed 2016-11-04
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the Registrant had 166,834,545 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended September 30, 2016

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Real estate
Land	$504,479	$497,360
Buildings and improvements	2,767,898	2,627,693
Gross operating real estate	3,272,377	3,125,053
Less accumulated depreciation	(440,894)	(357,036)
Net operating real estate	2,831,483	2,768,017
Construction in progress, including land	212,486	333,153
Total real estate, net	3,043,969	3,101,170

Cash and cash equivalents	65,470	83,727
Intangibles, net	17,244	18,066
Other assets, net	64,093	64,993
Total assets	$3,190,776	$3,267,956

Liabilities and equity

Liabilities
Mortgages and notes payable, net	$1,520,008	$1,461,349
Credit facilities payable, net	7,622	45,495
Construction costs payable	24,828	36,975
Accounts payable and other liabilities	36,784	28,922
Deferred revenues and other gains	22,343	19,451
Distributions payable	12,602	12,494
Tenant security deposits	6,335	5,616
Total liabilities	1,630,522	1,610,302

Commitments and contingencies

Redeemable noncontrolling interests	29,073	29,073

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,835,631 and 166,611,549 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	17	17
Additional paid-in capital	1,438,450	1,436,254
Cumulative distributions and net income (loss)	(320,137)	(269,523)
Total equity attributable to common stockholders	1,118,330	1,166,748
Non-redeemable noncontrolling interests	412,851	461,833
Total equity	1,531,181	1,628,581
Total liabilities and equity	$3,190,776	$3,267,956

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenues	$72,181	$59,191	$206,279	$174,939

Expenses
Property operating expenses	21,311	16,874	60,518	48,828
Real estate taxes	11,866	8,328	33,105	25,696
General and administrative expenses	5,248	5,199	19,111	14,683
Acquisition, investment and development expenses	54	730	432	4,496
Interest expense	11,192	8,196	32,621	20,866
Amortization of deferred financing costs	1,492	1,087	4,582	2,864
Depreciation and amortization	31,197	24,904	92,251	74,587
Total expenses	82,360	65,318	242,620	192,020

Interest income	2,068	2,596	5,526	7,956
Loss on early extinguishment of debt	(31)	—	(31)	—
Equity in income of investment in unconsolidated real estate joint venture	—	—	—	250
Other income (expense)	(12)	34	(295)	72
Loss from continuing operations before gains on sales of real estate	(8,154)	(3,497)	(31,141)	(8,803)
Gains on sales of real estate	17,510	34,373	17,510	82,975

Net income (loss)	9,356	30,876	(13,631)	74,172

Net (income) loss attributable to non-redeemable noncontrolling interests	(4,902)	488	563	5,558
Net income (loss) available to the Company	4,454	31,364	(13,068)	79,730
Dividends to preferred stockholders	(2)	(2)	(5)	(5)
Net income (loss) attributable to common stockholders	$4,452	$31,362	$(13,073)	$79,725

Weighted average number of common shares outstanding - basic	166,876	166,563	166,807	166,538
Weighted average number of common shares outstanding - diluted	167,649	167,260	166,807	167,191

Basic and diluted earnings (loss) per common share	$0.03	$0.19	$(0.08)	$0.48

Distributions declared per common share	$0.075	$0.075	$0.225	$0.225

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2015	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213
Net income (loss)	—	—	—	—	—	(5,558)	79,730	74,172
Acquisition of noncontrolling interest	—	—	—	—	(59,287)	(60,641)	—	(119,928)
Contributions by noncontrolling interests	—	—	—	—	—	32,087	—	32,087
Issuance of common and restricted shares, net	—	—	48	—	(119)	—	—	(119)
Amortization of stock-based compensation	—	—	—	—	1,714	—	—	1,714
Distributions:
Common stock - regular	—	—	—	—	—	—	(37,466)	(37,466)
Noncontrolling interests	—	—	—	—	—	(41,955)	—	(41,955)
Preferred stock	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2015	10	$—	166,516	$17	$1,435,107	$464,680	$(251,091)	$1,648,713

Balance at January 1, 2016	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581
Net loss	—	—	—	—	—	(563)	(13,068)	(13,631)
Contributions by noncontrolling interests	—	—	—	—	—	6,183	—	6,183
Issuance of common and restricted shares, net	—	—	224	—	(341)	—	—	(341)
Amortization of stock-based compensation	—	—	—	—	2,537	—	—	2,537
Distributions:
Common stock - regular	—	—	—	—	—	—	(37,530)	(37,530)
Other related to stock-based compensation	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	(54,602)	—	(54,602)
Preferred stock	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2016	10	$—	166,836	$17	$1,438,450	$412,851	$(320,137)	$1,531,181

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(13,631)	$74,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on sales of real estate	(17,510)	(82,975)
Loss on early extinguishment of debt	31	—
Impairment related to development	—	3,128
Depreciation	91,394	71,390
Amortization of deferred financing costs and debt premium/discount	3,066	1,368
Amortization of intangibles	821	3,141
Amortization of deferred revenues	(1,092)	(1,102)
Amortization of stock-based compensation	2,537	1,714
Equity in income of investment in unconsolidated real estate joint venture	—	(250)
Distributions received from investment in unconsolidated real estate joint venture	—	242
Other, net	(98)	803
Changes in operating assets and liabilities:
Accounts payable and other liabilities	11,178	4,793
Other assets	1,298	(5,010)
Cash provided by operating activities	77,994	71,414

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate	—	(165,241)
Additions to existing real estate	(7,142)	(6,475)
Construction in progress, including land	(82,511)	(276,649)
Proceeds from sale of real estate, net	65,024	250,311
Acquisitions of noncontrolling interests	—	(120,018)
Advances on notes receivable	(17,294)	(4,328)
Collection on notes receivable	15,267	14,133
Tax like-kind exchange escrow deposits	624	(212,106)
Tax like-kind exchange escrow disbursements	—	165,752
Other escrow deposits	(523)	(4,338)
Other, net	93	(97)
Cash used in investing activities	(26,462)	(359,056)

Cash flows from financing activities
Mortgage and notes payable proceeds	191,499	334,948
Mortgage and notes payable principal payments	(136,091)	(82,350)
Proceeds from credit facilities	36,000	292,000
Credit facilities payments	(75,000)	(247,438)
Contributions from noncontrolling interests	6,183	32,087
Distributions paid on common stock - regular	(37,522)	(37,461)
Distributions paid to noncontrolling interests	(54,514)	(41,872)
Dividends paid on preferred stock	(3)	(3)
Other, net	(341)	(119)
Cash (used in) provided by financing activities	(69,789)	249,792

Net change in cash and cash equivalents	(18,257)	(37,850)
Cash and cash equivalents at beginning of period	83,727	116,407
Cash and cash equivalents at end of period	$65,470	$78,557

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

As of September 30, 2016, we have equity and debt investments in 53 multifamily communities, of which 43 are stabilized operating multifamily communities and 10 are in various stages of lease up, pre-development or construction. Of the 53 multifamily communities, we wholly own 13 multifamily communities and three debt investments for a total of 16 wholly owned investments. The remaining 37 investments are held through Co-Investment Ventures, all of which are consolidated.

As of September 30, 2016, we are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the “PGGM Co-Investment Partner”) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of both September 30, 2016 and December 31, 2015. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

	September 30, 2016		December 31, 2015
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%	23	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total	37		39

(a)	As of September 30, 2016 and December 31, 2015, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of September 30, 2016, we believe we are in compliance with all applicable REIT requirements.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of September 30, 2016 and condensed consolidated statements of operations, equity and cash flows for the periods ended September 30, 2016 and 2015 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2016 and December 31, 2015, and our consolidated results of operations and cash flows for the periods ended September 30, 2016 and 2015. Such adjustments are of a normal recurring nature.

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

We did not record any impairment loss for the nine months ended September 30, 2016. We recorded an impairment loss for the nine months ended September 30, 2015 related to one of our developments. See Note 4, “Real Estate Investments — Sales of Real Estate Reported in Continuing Operations” for more information.

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

As of September 30, 2016 and December 31, 2015, cash and cash equivalents include $28.2 million and $32.5 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. For the nine months ended September 30, 2016, any common stock equivalents were anti-dilutive For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the dilutive impact was less than $0.01.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; construction payables; impairment of long-lived assets; notes receivable; fair value evaluations; earning recognition of noncontrolling interests; depreciation and amortization; and share-based compensation measurements.  Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reflected on the prior year condensed consolidated statements of operations have been revised to conform to our 2016 presentation. The condensed consolidated statement of operations reflects the single line item “acquisition, investment and development expenses” that was previously presented on two lines “acquisition expenses” (approximately $0.5 million and $0.6 million) and “investment and other development expenses” (approximately $0.2 million and $3.9 million) for the three and nine months ended September 30, 2015, respectively. These reclassifications had no effect on the Company’s results of operations or financial position.

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02 , "Amendments to the Consolidation Analysis." The guidance was effective January 1, 2016 and requires companies to evaluate the consolidation of certain legal entities under a revised consolidation model, which modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. Reporting entities which consolidate or hold a variable interest in a VIE as a result of this standard are subject to additional disclosure requirements. We adopted ASU 2015-02 effective January 1, 2016 applying the modified retrospective method. The adoption of this standard did not result in any changes in our previous consolidation conclusions. However, upon adoption, all previously consolidated CO-JVs, as discussed in Note 5, "Variable Interest Entities," were classified as VIEs. As we are considered the primary beneficiary, we will continue to consolidate these CO-JVs.

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

3.                                      New Accounting Pronouncements

In May 2014, the FASB issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, the sale of real estate will be required to follow the revised guidance. The revised guidance allows for the use of either the full or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating each of our revenue streams for the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures. We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued a new standard, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of agreements, mostly related to our office space and office equipment. As lessors, substantially all of our agreements have a term of 12 months or less.

In August 2016, the FASB issued guidance, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

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

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of September 30, 2016 and December 31, 2015, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	September 30, 2016			December 31, 2015
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,767.9	$35.6	$24.2	$2,627.7	$37.1	$24.2
Less: accumulated depreciation and amortization	(440.9)	(33.6)	(9.0)	(357.0)	(34.9)	(8.3)
Net	$2,327.0	$2.0	$15.2	$2,270.7	$2.2	$15.9

Depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $30.8 million and $24.5 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was approximately $91.0 million and $71.1 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both September 30, 2016 and December 31, 2015, includes $7.9 million of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both September 30, 2016 and December 31, 2015, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the three months ended September 30, 2016 and 2015 was approximately $0.3 million and $0.2 million, respectively. Amortization expense associated with our lease and other contractual intangibles for the nine months ended September 30, 2016 and 2015 was approximately $0.8 million and $3.1 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
October through December 2016	$0.3
2017	1.1
2018	0.5
2019	0.5
2020	0.5

Developments

For the three and nine months ended September 30, 2016 and 2015, we capitalized the following amounts of interest, real estate taxes and overhead related to our developments (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest	$1.8	$4.1	$6.1	$13.5
Real estate taxes	0.6	0.7	1.9	3.4
Overhead	0.1	0.1	0.4	0.5

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the nine months ended September 30, 2016 and September 30, 2015 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Nine Months Ended September 30, 2016
August 2016	Renaissance, including land held for future development (a)	$65.4	$65.0	$17.5

For the Nine Months Ended September 30, 2015
July 2015	Uptown Post Oak	$90.1	$88.3	$34.4
June 2015	Burnham Pointe	126.0	123.6	48.6
June 2015	Shady Grove (b)	38.5	38.4	—
	Total	$254.6	$250.3	$83.0

(a)
All cash proceeds from the sale have been collected as of the date of sale. A portion of the reported gain on sale of real estate has been deferred, reducing the gain by $2.0 million, pending assignment of related development and construction agreements to the buyer and our release from these agreements.

(b)
In May 2015, we recorded an impairment of $3.1 million based on the Company’s decision to sell the development at an amount below the carrying value. The impairment, which was primarily due to certain costs capitalized for GAAP not expected to be recovered in a sale, is included in “acquisition, investment and development expenses” on the condensed consolidated statement of operations. In June 2015, we closed on the sale of the development to a group led by the applicable Developer Partner for net proceeds of $38.4 million, the development’s net carrying value at the date of sale.

The following table presents net income related to the multifamily communities sold in 2016 and 2015 for the three and nine months ended September 30, 2016 and 2015, respectively, and includes the gains on sales of real estate (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income from multifamily communities sold	$17.6	$34.6	$18.0	$84.0
Less: net income attributable to noncontrolling interest	(7.9)	(0.1)	(8.1)	(0.2)
Net income attributable to common stockholders	$9.7	$34.5	$9.9	$83.8

5.                                      Variable Interest Entities

Effective January 1, 2016, we adopted the revised guidance on consolidation accounting as further discussed in Note 2, “Summary of Significant Account Policies — Recently Adopted Accounting Pronouncements.” Under the new guidance we have concluded that all of our CO-JVs, including the Master Partnership, are VIEs, and we are the primary beneficiary of each CO-JV. All of these VIEs were created for the purpose of operating and developing multifamily communities.  Because these CO-JVs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the CO-JVs is based upon contributed capital and ranges from 50% to 100%. Each of the VIEs are businesses, and assets of each VIE are available for purposes other than the settlement of the VIE’s obligations.

The following table presents the significant balances related to our VIEs as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Total assets	$2,333.7	$2,378.1
Net operating real estate	2,104.1	2,033.3
Construction in progress	177.1	287.9

Mortgages and notes payable outstanding (a)	$1,234.1	$1,173.2
Plus: unamortized adjustments from business combinations	0.3	1.0
Less: deferred financing costs, net	(7.7)	(9.5)
Total mortgages and notes payable, net	$1,226.7	$1,164.7

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable have no recourse to us.

Of the $1,234.1 million of mortgages and notes payable outstanding as of September 30, 2016, $673.2 million represents fully funded, non recourse mortgages and the remaining $560.9 million relates to amounts outstanding for construction financing with total commitments of $612.1 million. We have provided partial payment guarantees ranging from 5% to 25% on $380.3 million of the $560.9 million outstanding as of September 30, 2016. The outstanding amount of these guarantees is $74.8 million as of September 30, 2016. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. The construction loans are secured by a first mortgage in each multifamily community. See Note 7, “Mortgages and Notes Payable” for further information on our construction loans.

6.                                      Other Assets

The components of other assets as of September 30, 2016 and December 31, 2015 are as follows (in millions):

	September 30, 2016	December 31, 2015
Notes receivable, net (a)	$39.0	$36.5
Resident, tenant and other receivables	8.3	12.2
Escrows and restricted cash	9.1	8.7
Prepaid assets, deposits and other assets	7.7	7.6
Total other assets, net	$64.1	$65.0

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of September 30, 2016, the weighted average interest rate is 15.6% and the weighted average remaining years to scheduled maturity is 1.2 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

7.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of September 30, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at September 30, 2016 is 0.53%):

			As of September 30, 2016
	September 30,	December 31,	Weighted Average	Maturity
	2016	2015	Interest Rates	Dates
Company level (a)
Fixed rate mortgages payable	$293.8	$297.3	3.88%	2018 to 2020
Total Company level	293.8	297.3
Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	637.6	631.6	3.27%	2017 to 2023
Variable rate mortgage payable	35.6	11.6	Monthly LIBOR + 1.94%	2017
Fixed rate construction loans payable:
Operating	—	29.2
In construction (c)	49.7	44.5	4.00%	2018
Variable rate construction loans payable (d):
Operating	497.7	355.3	Monthly LIBOR + 2.09%	2017 to 2018
In construction	13.5	101.0	Monthly LIBOR + 2.15%	2019
Total Co-Investment Venture level - consolidated	1,234.1	1,173.2
Total Company and Co-Investment Venture level	1,527.9	1,470.5
Plus: unamortized adjustments from business combinations	1.3	2.5
Less: deferred financing costs, net	(9.2)	(11.7)
Total consolidated mortgages and notes payable, net	$1,520.0	$1,461.3

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)
As of September 30, 2016, includes one loan with a total commitment of $53.5 million. The construction loan includes a two year extension option. As of September 30, 2016, there is $3.8 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(d)
As of September 30, 2016, includes twelve loans with total commitments of $558.6 million. As of September 30, 2016, the Company has partially guaranteed seven of these loans with total commitments of $427.6 million, of which $74.8 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of September 30, 2016, there is $47.4 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

As of September 30, 2016, $2.5 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of September 30, 2016.

As of September 30, 2016, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
October through December 2016	$1.2	$1.5	$2.7
2017	5.8	349.2	355.0
2018	153.4	422.6	576.0
2019	79.5	155.0	234.5
2020	53.9	172.0	225.9
Thereafter	—	133.8	133.8
Total	$293.8	$1,234.1	1,527.9
Add: unamortized adjustments from business combinations			1.3
Less: deferred financing costs, net			(9.2)
Total mortgages and notes payable, net			$1,520.0

8.                               Credit Facilities Payable

We have two credit facilities as of September 30, 2016, a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the “$200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of September 30, 2016 and December 31, 2015 (dollar amounts in millions and monthly LIBOR at September 30, 2016 was 0.53%):

	Balance Outstanding
	September 30, 2016	December 31, 2015	Interest Rate as of September 30, 2016	Maturity Date
$150 Million Facility	$10.0	$49.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total credit facilities outstanding	10.0	49.0
Less: deferred financing costs, net	(2.4)	(3.5)
Total credit facilities payable, net	$7.6	$45.5

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

Draws under the $150 Million Facility are secured by a pool of certain wholly owned multifamily communities.  We have the ability to add and remove multifamily communities from the collateral pool, pursuant to the requirements under the credit facility agreement. We may also add multifamily communities at our discretion in order to increase amounts available for borrowing.  As of September 30, 2016, $115.0 million of the net carrying value of real estate collateralized the $150 Million Facility.  The aggregate borrowings under the $150 Million Facility are limited to 70% of the value of the collateral pool, which may be different than the carrying value for financial statement reporting.  As of September 30, 2016, our availability to draw under the $150 Million Facility was limited to approximately $116.2 million based upon the value of the collateral pool.

The $150 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions.  In particular, the $150 Million Facility agreement requires us to maintain a consolidated net worth of at least $150.0 million, liquidity of at least $15.0 million and net operating income of the collateral pool to be no less than 155% of the facility debt service cost. Certain prepayments may be required upon a breach of covenants or borrowing conditions.  We believe we are in compliance with all provisions of the $150 Million Facility agreement as of September 30, 2016.

The $200 Million Facility matures on January 14, 2019, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of September 30, 2016 is LIBOR + 2.5%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

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

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted rolling 12-month consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1, and, beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our rolling 12-month funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). We believe we are in compliance with all provisions of the $200 Million Facility agreement as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	September 30, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$293.8	30% to 45%	$332.0	30% to 45%
MW Co-Investment Partner	112.7	45%	123.7	45%
Developer Partners	4.3	0% to 10%	4.0	0% to 10%
Subsidiary preferred units	2.1	(b)	2.1	(b)
Total non-redeemable NCI	$412.9		$461.8

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

Each noncontrolling interest relates to ownership interests in CO-JVs where we have substantial operational control rights. In the case of the PGGM Co-Investment Partner, its noncontrolling interest includes an interest in the Master Partnership and the PGGM CO-JVs. For PGGM CO-JVs and MW CO-JVs, capital contributions and distributions are generally made pro rata in accordance with these ownership interests; however, the Master Partnership’s and the PGGM CO-JV’s pro rata interests are subject to a promoted interest to us if certain performance returns are achieved. Developer CO-JVs generally have limited participation in contributions and generally only participate in distributions after certain preferred returns are collected by us or the PGGM CO-JVs, as applicable, which in some cases may not be until we have received all of our investment capital. None of these Co-Investment Venture partners have any rights to put or redeem their ownership interest; however, they generally provide for buy/sell rights after certain periods. In certain circumstances the governing documents of the PGGM CO-JV or MW CO-JV may require a sale of the Co-Investment Venture or its subsidiary REIT rather than an asset sale.

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value).  The subsidiary preferred units are not redeemable by the unit holders and, as of September 30, 2016, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the nine months ended September 30, 2016 and 2015, we paid the following distributions to noncontrolling interests (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Distributions paid to noncontrolling interests:
Operating activities	$19.7	$11.8
Investing and financing activities	34.8	30.1
Total	$54.5	$41.9

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

Redeemable Noncontrolling Interests

As of September 30, 2016 and December 31, 2015, redeemable noncontrolling interests consisted of the following (dollar amounts in millions):

	September 30, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$29.1	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by national or regional multifamily developers, which may require or previously required that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of September 30, 2016, we have recorded in redeemable noncontrolling interests $28.8 million of put options, of which $7.7 million are exercisable by certain of our Developer Partners but have not been exercised. These Developer CO-JVs also generally include buy/sell provisions, generally available after the tenth year after completion of the development and mark to market elections which if elected, are generally available after the seventh year after formation of the Developer CO-JV. The mark to market provisions provide us the option to acquire the Developer Partner’s ownership interest or sell the multifamily community. None of these buy/sell or mark to market rights are currently available.  Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on our investment.  If the individual put options are not exercised, these Developer Partners have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions.

10.                               Stockholders’ Equity

Capitalization

In connection with our transition to self-management, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) to an affiliate of our former external advisor, Behringer Harvard Multifamily Advisors I, LLC (collectively with its affiliates, “Behringer”). The shares of Series A Preferred Stock entitle the holder to one vote per share on all matters submitted to the holders of the common stock, a liquidation preference equal to $10.00 per share before the holders of common stock are paid any liquidation proceeds, and 7.0% cumulative cash dividends on the liquidation preference and any accrued and unpaid dividends.

As determined and limited pursuant to the Articles Supplementary establishing the Series A Preferred Stock, the Series A Preferred Stock will automatically convert into shares of our common stock on the earlier of December 31, 2016, or the earlier election by the holders of a majority of the then outstanding shares of Series A Preferred Stock, in each case based on the trading prices of our shares of common stock over a subsequent measurement period (the “Measurement Period”). At conversion, all of the shares of Series A Preferred Stock will, in total, generally convert into an amount of shares of our common stock equal in value to 17.25% of the excess, if any, of (i) (a) the per share trading price of our common stock at the time of conversion, as determined pursuant to the Articles Supplementary establishing the Series A Preferred Stock over the

Measurement Period, multiplied by 168,537,343 shares of our common stock, plus (b) the aggregate value of distributions (including distributions constituting a return of capital) paid through such time on the 168,537,343 shares of our common stock over (ii) the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares (the “Conversion Value Per Share”). As of September 30, 2016, based on the per share trading price on that date, no shares of common stock would be issued in connection with the conversion. If the Conversion Value Per Share of Series A Preferred Stock is zero at the end of the Measurement Period, the Series A Preferred Stock will be deemed automatically canceled and cease to be outstanding as of such date.

On December 14, 2015, our board of directors formed a special determination committee (the “Determination Committee”) to determine the timing of the start and end of the Measurement Period in order to establish the appropriate conversion terms, including the conversion rate, of the Series A Preferred Stock in the event that Behringer does not elect conversion prior to December 31, 2016. The Determination Committee made and our board of directors approved the determination that the Measurement Period for the conversion of Series A Preferred Stock into shares of our common stock in connection with a Listing (as defined in the our charter) begins on January 2, 2017 and ends on February 13, 2017 and that on February 13, 2017, the Series A Preferred Stock will cease to be outstanding. See Note 11, “Commitments and Contingencies” for additional information regarding the status of the determinations made by the Determination Committee.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares of common stock has been authorized for issuance under the Incentive Award Plan and 18.7 million shares of common stock are available for issuance as of September 30, 2016. For the nine months ended September 30, 2016 and 2015, we had approximately $2.7 million and $1.8 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

Restricted Stock Units

Restricted stock units are granted to our directors and certain executive employees and generally vest in equal increments over a three year period. Dividends on restricted stock units that have vested but not been exercised are reflected in other distributions in the condensed consolidated statement of equity. The following table includes the number of restricted stock units granted, exercised (including units used to satisfy employee income tax withholding), forfeited and outstanding as of September 30, 2016 and 2015:

	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	549,496	$9.64	248,691	$10.03
Granted	424,128	9.30	467,951	9.45
Exercised	(146,560)	9.50	(40,690)	10.03
Forfeited	(20,496)	9.66	—	—
Outstanding September 30,	806,568	$9.49	675,952	$9.63

Restricted Stock

Restricted stock is granted to certain employees and generally vests in equal increments over a three-year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of September 30, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	20,868	$9.21	—	$—
Granted	145,845	9.69	25,746	9.21
Exercised	(6,414)	9.21	—	—
Forfeited	(30,123)	9.20	(4,878)	9.21
Outstanding September 30,	130,176	$9.75	20,868	$9.21

Distributions

The following table presents the regular distributions declared for the nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2016		2015
	Declared	Declared per Share	Declared	Declared per Share
Third quarter	$12.5	$0.075	$12.5	$0.075
Second quarter	12.5	0.075	12.5	0.075
First quarter	12.5	0.075	12.5	0.075
Total	$37.5	$0.225	$37.5	$0.225

11.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions and substantially all of our Developer CO-JVs include mark to market provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we have the option to purchase the Developer Partner’s ownership interest at the established market price or sell the multifamily community.  As of September 30, 2016, no such buy/sell offers are outstanding or mark to market provisions are available.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2016 and December 31, 2015, we have approximately $19.8 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of September 30, 2016, we have entered into construction and development contracts with $110.7 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
October 2016 through December 2016	$0.1
2017	0.8
2018	0.8
2019	0.8
2020	0.8
Thereafter	3.2
Total	$6.5

On November 10, 2015, a complaint was filed in the District Court of Dallas County, Texas against the Company by Behringer, the Company’s former external advisor. The complaint alleges the Company breached certain terms of the self-management transition agreements between the Company and Behringer. In the complaint, Behringer makes claims for damages to recover approximately $2.3 million in debt financing fees purportedly owed to Behringer relating to the Company’s $200 Million Facility as well as certain property-level debt financing arrangements.   On January 13, 2016, the Company filed an answer and counterclaim in the Behringer lawsuit.  The Company’s counterclaim seeks approximately $1.5 million in refunds of development fees previously paid by the Company in connection with the Shady Grove acquisition. On June 24, 2016, Behringer filed a motion for summary judgment amending its original claims of approximately $2.3 million to approximately $4.3 million in debt financing fees plus attorney’s fees and prejudgment interest. Because the litigation related to Behringer’s claims and our claims is in the beginning stages of discovery, management cannot estimate the ultimate resolution of the matters. As of September 30, 2016, no liabilities for the matter have been recorded. We do not believe the ultimate outcome will have a material effect on our consolidated financial statements.

On September 30, 2016, the Company filed a complaint and a motion for summary judgment with the Circuit Court for Baltimore City, Maryland, seeking a judicial declaration that, among other things, the Company’s determination regarding the Measurement Period for the Series A Preferred Stock (See Note 10, “Stockholders’ Equity”) is valid, final, conclusive and binding upon the Company and every stockholder, including Behringer as the sole holder of the Series A Preferred Stock. At this time, the Company is unable to predict the outcome or timing of the court’s ruling on the Company’s judicial declaration request. As of September 30, 2016, any uncertainty over the terms and timing of the Measurement Period has not resulted in any contingencies related to any reported financial statement amounts, including but not limited to calculations of basic and diluted earnings per share.

We are also subject to various legal proceedings and claims which arise in the ordinary course of business, operations and developments. Matters which relate to property damage or general liability claims are generally covered by insurance. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

12.                              Fair Value of Derivatives and Financial Instruments

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. The fair value of the interest rate caps are determined using Level 2 inputs under the fair value hierarchy. These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility. Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant. As of September 30, 2016, we have $0.1 million of interest rate caps that are carried at fair value on a recurring basis.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 (in millions):

For the Three and Nine Months Ended September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Other assets
Interest rate caps	$—	$0.1	$—	$0.1	$—

We had no fair value adjustments on a recurring basis for the three and nine months ended September 30, 2015.

Non-recurring Basis - Fair Value Adjustments

As discussed in Note 4, “Real Estate Investments — Sales of Real Estate Reported in Continuing Operations,” we recorded an impairment charge related to one of our developments in May 2015. Prior to the impairment, the development had a net carrying value of $44.4 million. The $3.1 million impairment is included in the line item “acquisition, investment and development expenses” on the consolidated statement of operations. The fair value for the development was determined based upon the terms of the purchase and sale agreement which closed in June 2015. We consider this a Level 2 input under the fair value hierarchy.

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

We had no fair value adjustments on a nonrecurring basis for the three and nine months ended September 30, 2016. We had no fair value adjustments on a nonrecurring basis for the three months ended September 30, 2015.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of September 30, 2016 and December 31, 2015 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value. Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our mortgages and notes payable as of September 30, 2016 and December 31, 2015 are as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,529.2	$1,534.5	$1,473.0	$1,473.1
Less: deferred financing costs, net	(9.2)		(11.7)
Mortgages and notes payable, net	$1,520.0		$1,461.3

13.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2016 and 2015 is summarized below (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $6.1 million and $13.5 million in 2016 and 2015, respectively	$33.1	$21.4

Non-cash investing and financing activities:
Transfer of real estate from construction in progress to operating real estate	181.4	387.9
Conversion of investment in unconsolidated real estate joint venture into notes receivable	—	5.0
Distributions payable - regular	12.5	12.5
Construction costs and other related payables	15.9	46.8

14.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Distribution for the Third Quarter of 2016

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2016. The quarterly distribution is payable on January 10, 2017 to stockholders of record at the close of business on December 30, 2016.

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

Overview

General

 We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goals are to increase earnings, cash-flow and long-term shareholder value through the operation, acquisition, and development of our multifamily communities and, when appropriate, the disposition of selected multifamily communities in our portfolio. We plan to achieve these goals by allocating and repositioning capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development. As of September 30, 2016, a number of our investments are in development and/or in process of reaching stabilized operations. We expect our future cash flow to increase as our developments lease up and stabilize, which may allow the Company to increase future distributions. Our investments include communities in select markets across the United States. As of September 30, 2016, our portfolio includes investments in 53 multifamily communities in 10 states comprising 15,077 units. These include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities.

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

We target locations in primary markets and coastal regions with high job and rent growth, including transit oriented locations and vibrant areas offering lifestyle and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the sub-market. Class A communities, where the rents are higher than the median for the sub-market, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given market by investing in a geographically diversified portfolio. As of September 30, 2016, our primary markets include Northern California, Southern California, New England, Mid-Atlantic, South Florida, Colorado and Texas, representing 88% of the portfolio as measured by our number of units. We continuously review our portfolio for long-term growth prospects, scale and operating efficiencies and expect to reposition and redeploy capital to improve long-term returns.

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

We invest in high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected growth markets that have high job and rent growth fundamentals, such as Dallas, Austin,

Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically in infill sites, which may also include suburban-urban areas, and are generally high density, lifestyle sub-markets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. As of September 30, 2016, the four developments remaining in our development program are entitled, and we are not carrying any land for future development. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these projects has historically averaged six months for our development program. We also continually review new development opportunities and when appropriate, intend to make additional development investments that meet our investment criteria.

As discussed further below under “Co-Investment Ventures,” we enter into strategic Co-Investment Ventures with institutional investors which we believe offer efficient, cost effective capital for growth. This institutional investor capital generally does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. In addition, as we grow, these joint ventures are expected to provide a very cost effective internal source of growth, if we elect to purchase our partner’s ownership interest in the underlying multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint venture arrangements include relatively standard market distributable cash flow provisions and are structured so that we are the manager of the Co-Investment Venture subject to certain approval rights with respect to certain major decisions retained by the noncontrolling partners.

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

The table below presents a summary of our Co-Investment Ventures as of September 30, 2016 and December 31, 2015.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. All of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	September 30, 2016		December 31, 2015
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%	23	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
	37		39

(a)	As of September 30, 2016 and December 31, 2015, includes Developer Partners in 18 multifamily communities.

Property Portfolio

We invest in a geographically diversified multifamily portfolio which includes operating and development investments.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and markets, including the identification of specific markets within each region where we have multifamily communities:

•	Colorado — Denver market

•	Florida — North Florida market (Orlando) and South Florida market (greater Miami and Fort Lauderdale)

•	Georgia — Atlanta market

•	Mid-Atlantic — Washington, DC market and greater Philadelphia market

•	Nevada — Las Vegas market

•	New England — Greater Boston market

•	Northern California — Greater San Francisco market

•	Southern California — Greater Los Angeles market and San Diego market

•	Texas — Austin market, Dallas market, and Houston market

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, and the physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado	4	1,208	4	1,208
Florida	5	1,510	4	1,092
Georgia	2	612	1	283
Mid-Atlantic	5	1,412	5	1,412
Nevada	2	598	2	598
New England	4	958	4	958
Northern California (a)	4	821	5	953
Southern California	7	1,654	5	1,002
Texas	10	3,073	10	3,073
Totals	43	11,846	40	10,579

	Physical Occupancy Rates (b)		Monthly Rental Revenue per Unit (c)
	September 30,	December 31,	September 30,	December 31,
Geographic Region	2016	2015	2016	2015
Colorado	96%	95%	$1,855	$1,861
Florida	96%	96%	1,918	1,789
Georgia	93%	97%	1,799	1,473
Mid-Atlantic	95%	95%	1,986	1,986
Nevada	95%	94%	1,101	1,063
New England	96%	96%	1,785	1,727
Northern California	95%	95%	3,071	2,970
Southern California	95%	96%	2,255	2,306
Texas	94%	95%	1,648	1,653
Totals	95%	95%	$1,918	$1,885

(a)	Renaissance, including land held for future development, was sold in August 2016 for a total contract price of $65.4 million.

(b)
Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of September 30, 2016 or December 31, 2015 divided by the total number of residential units.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of September 30, 2016, our stabilized multifamily communities have approximately 166,000 square feet of leasable retail space which is approximately 1% of total rentable area.  Two large retail spaces are occupied under long term leases by a national grocer and a national drug store, which make up approximately half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of September 30, 2016, approximately 73% of the 166,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)      Monthly rental revenue per unit has been calculated based on the leases in effect as of September 30, 2016 or December 31, 2015 for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied residential units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-

residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

During the nine months ended September 30, 2016, four multifamily communities that were classified as either in lease up or under development and construction as of December 31, 2015 were classified as stabilized as of September 30, 2016, and one multifamily community classified as stabilized as of December 31, 2015 was sold.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region (not under development and construction) as of September 30, 2016 and December 31, 2015:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Georgia	—	1	—	329	N/A	68%
Mid-Atlantic	1	1	461	461	59%	8%
New England	1	1	392	392	64%	13%
Northern California	1	—	121	—	76%	N/A
Southern California	—	1	—	208	—%	23%
Total	3	4	974	1,390	63%	26%

During the nine months ended September 30, 2016, two multifamily communities in lease up as of December 31, 2015 were reclassified as stabilized, and one multifamily community under development and construction as of December 31, 2015 was reclassified as lease up as of September 30, 2016. Additionally, two multifamily communities under development and construction as of December 31, 2015 were reclassified as stabilized as of September 30, 2016.

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development program and that are under development and construction or in lease up but still under construction as of September 30, 2016 and December 31, 2015, and the physical occupancy rates for such geographic regions as of September 30, 2016 and December 31, 2015.

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Development in lease up:
Florida	1	1	120	418	40%	15%
Southern California	—	1	—	444	N/A	36%
Texas	1	—	365	—	23%	N/A
Total	2	2	485	862

Under development and construction:
Florida	1	2	146	266	N/A	N/A
Northern California	—	1	—	121	N/A	N/A
Southern California	1	1	510	510	N/A	N/A
Texas	—	1	—	365	N/A	N/A
Total	2	5	656	1,262	N/A	N/A

Land held for future development:
Northern California (a)	—	1	N/A	N/A	N/A	N/A

Total development program	4	8	1,141	2,124

(a)	Land held for future development was sold in August 2016 in conjunction with the sale of Renaissance.

During nine months ended September 30, 2016, we completed construction of three developments and transferred them out of the development program and into our operating portfolio. The developments are currently in lease up and reflected in the table of operating multifamily communities in lease up above. In addition, our land held for future development was sold in August 2016.

See further information regarding our development program below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Florida	1	321	1	321
Texas	2	795	3	1,155
Total debt investments	3	1,116	4	1,476

During the nine months ended September 30, 2016, one of the debt investments was fully repaid by the borrower. The Florida multifamily community is stabilized and the two Texas communities are under construction as of September 30, 2016.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the nine months ended September 30, 2016 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

Rental revenues for the nine months ended September 30, 2016 increased $31.4 million over the comparable period of 2015 due primarily to lease up of our development program. Our multifamily communities currently classified as stabilized non-comparable and lease up accounted for $36.4 million of the increase in rental revenues for the nine months ended September 30, 2016. Same Store multifamily communities increased $4.2 million primarily due to increases in rental rates. These increases were partially offset by a decrease of $9.2 million related to multifamily communities sold in 2015 and 2016.

Our operating multifamily communities include those with any recurring lease revenues, which may include developments in lease up. Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  As of September 30, 2016, our operating multifamily communities included 48 communities (including two developments in lease up), consisting of 31 Same Store communities, 12 stabilized communities that were not yet categorized as Same Store, and five communities in various stages of lease up (including two developments in lease up). As of January 1, 2016, three additional communities qualified for Same Store classification. In August 2016, we sold one Same Store community for a net increase of two Same Store communities from 29 Same Store communities as of December 31, 2015 to a total of 31 Same Store communities as of September 30, 2016.

Lease up of Developments

During the nine months ended September 30, 2016, the lease up of our development communities accounted for a significant portion of our rental revenue growth from the comparable period in 2015, representing 87% of our total rental revenue growth with Same Store communities accounting for the remainder of our rental revenue growth. As of September 30, 2016, our development program includes five communities that are not stabilized.

We expect that our development program, as construction is completed and each community leases up, will continue to account for a significant portion of revenue and operational growth. Based on our current development schedule (including developments under construction), we expect continued increases in revenue from the five communities noted above as not yet stabilized, and we also expect to add the following communities and units per year to our operating portfolio:

Year	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
October 2016 through December 2016	1	146	1%
2017	—	—	—%
2018	1	510	4%
Total	2	656	5%

(a)	As of September 30, 2016, total operating units were 13,305 and included five communities in lease up.

Development Activity

As of September 30, 2016, we have four multifamily communities under construction in our development program. As of September 30, 2016, two of the four developments are currently leasing and are 27% occupied on a weighted average basis and two are in vertical construction. Based on the total costs incurred as a percentage of total estimated costs, these four developments are approximately 65% complete. We expect three of these developments to be completed during the remainder of 2016 and one development by the end of 2018. Full stabilization of operations generally takes an additional nine to 18 months depending on the size of the community.

As of September 30, 2016, we have approximately $150.9 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. As of September 30, 2016, approximately $22.8 million of our remaining development costs are expected to be funded from committed construction financing. We generally seek property-specific construction financing after spending approximately 50-60% of construction costs but may also utilize our credit facilities or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development program, the amount drawn under our construction loans and/or credit facilities, and therefore our overall leverage, will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and long-term financing options. During 2016, we sold a multifamily community where we used our share of the proceeds, approximately $36.0 million, to pay down our credit facilities.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $8.0 million for the nine months ended September 30, 2016, compared to $16.9 million in the comparable period in 2015. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. Of the $8.0 million capitalized for the nine months ended September 30, 2016, $0.8 million relates to developments with no anticipated future capitalized interest, $5.6 million relates to developments expected to cease during the remainder of 2016, and $1.6 million relates to developments with capitalized interest and real estate taxes expected to continue in 2017 and later.

Other Activities

During the nine months ended September 30, 2016, one of our debt investments of $15.0 million was repaid. This was in addition to $37.1 million of debt investments repaid during the year ended December 31, 2015. During the nine months ended September 30, 2016, we funded $17.3 million related to existing debt investments. Accordingly, we had a smaller amount of debt investments outstanding on a weighted average basis for the nine months ended September 30, 2016 than the prior period in 2015 and less interest income in 2016, compared to 2015, of approximately $2.4 million. The weighted average maturity of our debt investments is 1.2 years with a weighted average interest rate of 15.6%.

In August 2016, we completed a sale of a multifamily community which included land previously held for development recognizing a gain on sale of $17.5 million. The multifamily community reported $2.7 million of rental revenue for the nine months ended September 30, 2016. A portion of the reported gain on sale of real estate has been deferred, reducing the gain by $2 million, pending our release from related development and construction agreements. Of the original reported gain on sale of real estate, $7.8 million resulted in an expense charge to noncontrolling interest. As noted above, cash proceeds from the sale were used to pay down our credit facilities, and we may use the increased borrowing capacity on our credit facilities to fund remaining development costs related to our current development program, to make new investments or reduce other debt amounts.

During the nine months ended September 30, 2015, we completed sales of two wholly owned multifamily communities recognizing gains on sales of $83.0 million and a development recognizing an impairment loss of $3.1 million. We also recognized noncontrolling interest income of $4.5 million related to our acquisition of PGGM CO-JV interests with no similar income in 2016. The multifamily communities sold in 2015 reported approximately $8.9 million of rental revenue for the nine months ended September 30, 2015.

Results of Operations

The three months ended September 30, 2016 as compared to the three months ended September 30, 2015

Rental Revenues

The following table presents the classifications of our rental revenue for the three months ended September 30, 2016 and 2015 (in millions):

	For the Three Months Ended September 30,
	2016	2015	Change
Rental revenue
Same Store	$50.1	$49.2	$0.9
Stabilized Non-Comparable	18.0	8.6	9.4
Lease up	3.6	—	3.6
Dispositions and other non-lease up developments	0.5	1.4	(0.9)
Total rental revenue	$72.2	$59.2	$13.0

Rental revenues for the three months ended September 30, 2016 were $72.2 million compared to $59.2 million for the three months ended September 30, 2015.  Same Store revenues, which accounted for approximately 69% of total rental revenues for the three months ended September 30, 2016 increased 1.8% or $0.9 million.  The majority of this increase in Same Store revenues is related to a 1.4% increase in the Same Store monthly rental revenue per unit from $1,847 as of September 30, 2015 to $1,873 as of September 30, 2016, partially offset by a decrease of approximately 0.4% in Same Store occupancy, on a weighted average basis, for the three months ended September 30, 2015 compared to the three months ended September 30, 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $21.6 million for the three months ended September 30, 2016, an increase of $13.0 million from the comparable period in 2015. Sales of multifamily communities during 2015 and 2016 resulted in a decrease of $0.9 million in rental revenues for the three months ended September 30, 2016 compared to the comparable period of 2015.

Property Operating and Real Estate Tax Expenses

The following table presents the classifications of our property operating expenses and real estate tax expenses for the three months ended September 30, 2016 and 2015 (in millions):

	For the Three Months Ended September 30,
	2016	2015	Change
Property operating expenses, including real estate taxes
Same Store	$18.2	$17.3	$0.9
Stabilized Non-Comparable	8.9	4.6	4.3
Lease up	3.5	0.5	3.0
Dispositions and other non-lease up developments	0.3	0.7	(0.4)
Corporate property management expense	2.3	2.1	0.2
Total property operating expenses, including real estate taxes	$33.2	$25.2	$8.0

Property operating and real estate tax expenses for the three months ended September 30, 2016 and September 30, 2015 were $33.2 million and $25.2 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 55% of total property operating expenses and real estate taxes for the three months ended September 30, 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, accounted for $7.3 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $3.5 million due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations on our multifamily communities. Since September 30, 2015, seven developments have been completed and transferred to operating real estate, resulting in a decrease of $0.4 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the three months ended September 30, 2016 as compared to the comparable period of 2015. Corporate-related and other property management expenses of $2.3 million for the three months ended September 30, 2016 increased $0.2 million compared to the same period in 2015 principally due to 2015 staffing increases incurred for a full period in 2016. Sales of multifamily communities during 2015 and 2016 resulted in a decrease in property operating expenses and real estate taxes of approximately $0.4 million.

Interest Expense. For the three months ended September 30, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $13.0 million and $12.3 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans related to our development program, of $90.6 million from September 30, 2015 to September 30, 2016. This increase in interest charges was offset by amounts capitalized, also substantially related to our development program. For the three months ended September 30, 2016 and 2015, we capitalized interest expense of $1.8 million and $4.1 million, respectively, and accordingly, recognized net interest expense for the three months ended September 30, 2016 and 2015 of $11.2 million and $8.2 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Since September 30, 2015, we have transferred $472.9 million from construction in progress to operating real estate. We expect increases in rental revenue and net operating income from these development communities to offset increases in interest expense as the communities lease up and stabilize.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $31.2 million and $24.9 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to acquisitions of multifamily communities during 2015 and multifamily development communities completed in 2016 and 2015, and transferred from construction in progress to operating real estate of $181.4 million and $387.9 million, respectively. These increases were only partially offset by the sales of an operating multifamily community in August 2016 and one operating multifamily community in July 2015, which decreased our depreciable real estate costs by approximately $89.0 million.

Gains on Sales of Real Estate. Gains on sales of real estate for the three months ended September 30, 2016 represents the gain recognized from the sale of Renaissance in Concord, California. This reported gain does not include $2.0 million that was collected but recognized as deferred revenue. Gains on sales of real estate for the three months ended September 30, 2015 represents the gain recognized from the sale of Post Oak in Houston, Texas.

The nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

Rental Revenues.

The following table presents the classifications of our rental revenue for the nine months ended September 30, 2016 and 2015 (in millions):

	For the Nine Months Ended September 30,
	2016	2015	Change
Rental revenue
Same Store	$149.1	$144.9	$4.2
Stabilized Non-Comparable	48.4	18.1	30.3
Lease up	6.1	—	6.1
Dispositions and other non-lease up developments	2.7	11.9	(9.2)
Total rental revenue	$206.3	$174.9	$31.4

Rental revenues for the nine months ended September 30, 2016 were $206.3 million compared to $174.9 million for the nine months ended September 30, 2015.  Same Store revenues, which accounted for approximately 72% of total rental revenues for 2016 increased 2.9% or $4.2 million.  The majority of this increase in Same Store revenues is related to an approximate 2.7% increase in the Same Store monthly rental revenue per unit for the nine months ended September 30, 2016 as compared to the same period of 2015 partially offset by a decrease of approximately 0.4% in Same Store occupancy, on a weighted average basis. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $54.5 million for the nine months ended September 30, 2016, an increase of $36.4 million from the comparable period in 2015. Sales of multifamily communities during 2015 and 2016 resulted in a decrease of $9.2 million in rental revenues for the nine months ended September 30, 2016 compared to the comparable period of 2015.

Property Operating and Real Estate Tax Expenses.

The following table presents the classifications of our property operating expenses and real estate tax expenses for the nine months ended September 30, 2016 and 2015 (in millions):

	For the Nine Months Ended September 30,
	2016	2015	Change
Property operating expenses, including real estate taxes
Same Store	$53.0	$51.9	$1.1
Stabilized Non-Comparable	23.2	11.5	11.7
Lease up	8.0	0.7	7.3
Dispositions and other non-lease up developments	1.1	4.8	(3.7)
Corporate property management expense	8.3	5.6	2.7
Total property operating expenses, including real estate taxes	$93.6	$74.5	$19.1

Property operating and real estate tax expenses for the nine months ended September 30, 2016 and September 30, 2015 were $93.6 million and $74.5 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 57% of total property operating expenses and real estate taxes for 2016. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, accounted for $19.0 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $7.4 million due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations on our multifamily communities. Since September 30, 2015, seven developments have been completed and transferred to operating real estate resulting in a decrease of $2.3 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the nine months ended September 30, 2016 as compared to the comparable period of 2015. Corporate-related and other property management expenses of $8.3 million for the nine months ended September 30, 2016 increased $2.7 million compared to the same period in 2015. Approximately $0.8 million of the increase related to one-time expenses related to a reduction in workforce during May 2016, of which $0.2 million was net accelerated stock-based compensation. The remainder of the management expense increase was principally due to 2015 staffing increases incurred for a full period in 2016. Sales of multifamily communities during 2015 and 2016 resulted in a decrease in property operating expenses and real estate taxes of approximately $3.7 million.

General and Administrative Expenses.  General and administrative expenses increased by $4.4 million for the nine months ended September 30, 2016 compared to the same period of 2015. Approximately $1.2 million of the increase related to one-time expenses for a reduction in workforce during May 2016, of which $0.3 million was net accelerated stock-based compensation. In addition, approximately $1.4 million of the increase in general and administrative expenses related to compensation (including stock compensation expense) as a result of increased 2015 staffing incurred for a full period in 2016 and approximately $0.9 million related to litigation and related matters with Behringer.

Acquisition, Investment and Development Expenses. Acquisition, investment and development expenses decreased by $4.1 million for the nine months ended September 30, 2016 compared to the same period of 2015. The decrease is principally related to the $3.1 million impairment recorded on a development the Company sold in 2015; there were no impairments recorded during the nine months ended September 30, 2016.

Interest Expense. For the nine months ended September 30, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $38.7 million and $34.4 million, respectively. The increase in total interest charges was due to a net increase in our mortgages and notes payable, primarily construction loans related to our development program, of $90.6 million from September 30, 2015 to September 30, 2016. This increase in interest charges was offset by amounts capitalized, also substantially related to our development program. For the nine months ended September 30, 2016 and 2015, we capitalized interest expense of $6.1 million and $13.5 million, respectively, and accordingly, recognized net interest expense for the nine months ended September 30, 2016 and 2015 of $32.6 million and $20.9 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Since September 30, 2015, we have transferred $472.9 million from construction in progress to operating real estate. We expect increases in rental revenue and net operating income from these development communities to offset increases in interest expense as the communities lease up and stabilize.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $92.3 million and $74.6 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of the depreciation expense related to acquisitions of multifamily communities during 2015 and multifamily development communities completed in 2016 and 2015 and transferred to operating real estate. During the nine months ended September 30, 2016 and 2015, we transferred $181.4 million and $387.9 million, respectively, from construction in progress to operating real estate. These increases were only partially offset by the sales of an operating multifamily community in August 2016 and two operating multifamily communities in 2015, which decreased our depreciable real estate costs by approximately $165.1 million beginning in June 2015.

Gains on Sales of Real Estate. Gains on sales of real estate for the nine months ended September 30, 2016 represents the gain recognized on the sale of Renaissance in August 2016. This reported gain does not include $2.0 million that was collected but recognized as deferred revenue. Gains on sales of real estate for the nine months ended September 30, 2015 represents the gains recognized from the sales of Burnham Pointe and Post Oak.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2015 to September 30, 2016.

Total real estate, net decreased $57.2 million for the nine months ended September 30, 2016. This decrease was principally due to the sale of a multifamily community and land held for development carried at a net book value of $45.7 million and increased accumulated depreciation of $83.9 million, a result of increased depreciation expense related to multifamily development communities completed in 2016 and 2015. This decrease was partially offset by $60.7 million of development costs and additions to real estate of $7.1 million incurred during the nine months ended September 30, 2016. See “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing” for further information regarding our development portfolio.

Cash and cash equivalents decreased $18.3 million principally as a result of the cash expenditures related to the development program and other additions to real estate of $89.7 million less related construction financing proceeds of $30.9 million. Substantially all of the proceeds from the sale of Renaissance were used to repay our credit facilities or distributed to noncontrolling interests.

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

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

Cash flows provided by operating activities for the nine months ended September 30, 2016 were $78.0 million as compared to cash flows provided by operating activities of $71.4 million for the same period in 2015.  These increases are primarily due to increases in operations, primarily related to lease up of our developments as discussed above. Additionally, increased interest collections from notes receivable and other cash investments for the nine months ended September 30, 2016 exceeded those collected over the comparable period of 2015 by $3.6 million. During the nine months ended September 30, 2015, we received $4.5 million of fee income related to our acquisition of interests in the PGGM CO-JVs. No such fees were received during the nine months ended September 30, 2016. We also incurred one-time payments of $1.5 million related to a second quarter 2016 reduction in workforce.

Cash flows used in investing activities for the nine months ended September 30, 2016 were $26.5 million compared to cash flows used in investing activities of $359.1 million during the comparable period in 2015.  Expenditures related to our development program during the nine months ended September 30, 2016 decreased $194.1 million compared to the same period in 2015. We expect capital expenditures related to our development program to be a significant use of cash but potentially trending lower depending on future investment and development opportunities. Additionally, proceeds from the sales of real estate for the nine months ended September 30, 2015 were $250.3 million from the sale of two multifamily communities and one development, compared to $65.0 million during the nine months ended September 30, 2016 from the sale of one multifamily community (including land held for development). During 2015, we acquired noncontrolling interests for $120.0 million in PGGM CO-JVs and real estate acquisitions of $165.2 million with no similar activity in 2016. Collections of notes receivable, offset by advances on notes receivable, were a net advance of $2.0 million for the nine months ended September 30, 2016, compared to a net receipt of $9.8 million during the same period in 2015. In future periods, collections of notes receivable may not be recurring.

Cash flows used in financing activities for the nine months ended September 30, 2016 were $69.8 million compared to cash flows provided by financing activities of $249.8 million for the nine months ended September 30, 2015.  The decrease in financing related proceeds was primarily due to decreased development activity as described above, resulting in less development financing. Substantially all of our mortgage notes payable and credit facility net financing are development related. During the nine months ended September 30, 2016, the reduced development activity resulted in $16.4 million of net loan fundings, which included $39.0 million of credit facility repayments primarily from the proceeds from the sale of real estate, compared to $297.2 million of net loan fundings for the comparable period in 2015. For the nine months ended September 30, 2016, contributions from noncontrolling interests were $6.2 million compared to $32.1 million for the comparable period in 2015 with the decrease due to decreased joint venture activity also related to decreased development activity and the increased operating cash flows from the completion and lease up of CO-JV developments.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $65.5 million as of September 30, 2016.  The Company also has $350 million of total borrowing capacity under our credit facilities with current available capacity of $316.2 million based on existing collateral. As of September 30, 2016, $10.0 million in borrowings was outstanding under these facilities. We may deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from the lower or fixed interest rates and for other corporate purposes. We may supplement our investable cash with capital from other sources including Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, reduce existing debt, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

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

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our two credit facilities with a total borrowing capacity of $350 million with current available capacity of $316.2 million based on existing collateral.  As of September 30, 2016, our cash and cash equivalents balance was $65.5 million.

Our consolidated cash and cash equivalent balance of $65.5 million as of September 30, 2016 includes approximately $28.2 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $78.0 million for the nine months ended September 30, 2016 compared to $71.4 million for the comparable period in 2015.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $19.7 million and $11.8 million for the nine months ended September 30, 2016 and 2015, respectively. Our net share of cash flow from operating activities was $58.3 million and $59.6 million for the nine months ended September 30, 2016 and 2015, respectively. We expect cash flow to increase as developments lease up and stabilize as discussed above.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses, interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating communities, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our approximate share of operating cash flows to increase as our development program is completed and leases up.  During 2016, 607 additional multifamily units have become operational and begun generating revenues. Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorizes regular distributions payable to stockholders of record with respect to a single record date each quarter. During 2016, our board of directors has authorized quarterly distributions in the amount of $0.075 per share on all outstanding shares of common stock of the Company for each quarter (an annualized amount of $0.30 per share). See further discussion under “Distribution Policy — Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including cash flow from our current investments, our available cash balances, financings and dispositions.

We currently have a $200 million revolving credit facility (the “$200 Million Facility”) and a $150 million credit facility (the “$150 Million Facility”), which we use and intend to continue to use to provide greater flexibility in our cash management and to provide funding for our development program, acquisitions, repositioning debt, and, on an interim basis, for our other short term needs. We also intend to draw on the credit facilities to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time.

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

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters, and beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”) over certain defined historical periods. See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of September 30, 2016, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities and the average interest rates for the three and nine months ended September 30, 2016, are summarized as follows (dollar amounts in millions; LIBOR at September 30, 2016 was 0.53%):

	September 30, 2016			For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility	$10.0	$106.2	2.61%	$40.9	2.56%	$57.0	$45.8	2.53%	$57.0
$200 Million Facility	—	200.0	3.03%	—	—%	—	0.3	2.89%	5.0
Total credit facilities payable	10.0	$306.2		$40.9		$57.0	$46.1		$62.0
Less: deferred financing costs, net	(2.4)
Total credit facilities payable, net	$7.6

(a)	The average interest rate is based on month-end interest rates for the period.

As we complete our development program as described in this section, we may use the credit facilities more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexibility in managing our liquidity requirements.

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

As discussed above, we have cash balances and a total borrowing capacity of $350 million under our credit facilities with current available capacity of $316.2 million based on existing collateral. These funding sources are available for additional investments in acquisitions and developments, including our existing development program. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for other investments.

We may also increase the number and diversity of our investments by entering into new Co-Investment Ventures, as we have done with our existing partners in prior years. As of September 30, 2016, PGGM has unfunded commitments of approximately $8.3 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $14.0 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $44.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $44.5 million, our co-investment share would be approximately $55.3 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 200 billion euro (approximately $225 billion, based on exchange rates as of September 30, 2016) in pension assets for over 2.6 million people as of September 2016.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of September 30, 2016, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 15 have stabilized operating communities, three have communities in lease up

(including developments in lease up) and two have development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

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

For each equity investment, we evaluate the use of new or existing debt, including under our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of September 30, 2016, all loans, other than borrowings under our credit facilities, consist of individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of September 30, 2016 there are seven construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $427.6 million, $380.3 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $85.8 million and our outstanding guarantees for these construction loans as of September 30, 2016 is $74.8 million.

In relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of September 30, 2016, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.3%, respectively.  As of September 30, 2016, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 2.5 years and 2.9 years, respectively, prior to the exercise of any extension options. During the three months ended September 30, 2016, we refinanced $126.5 million of mortgages due in 2016 with new mortgages with principal of $131.2 million, a weighted average term of 4.3 years and a weighted average interest rate of 2.69%.

As of September 30, 2016, $556.8 million or 36% of our debt is floating rate, of which $511.2 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. As of September 30, 2016, we have interest rate caps with a notional amount of $112.7 million (20% of our total consolidated floating rate debt) at a weighted average LIBOR cap rate of 2.0%.

Based on current market conditions and our investment and borrowing policies, we would expect our approximate share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the completion of our current development program and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV governing agreements, the PGGM CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further, the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.50x, each as defined in the applicable loan agreements. We believe these provisions will not restrict our access to debt financing, or our ability to execute our strategies.

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

As of September 30, 2016, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at September 30, 2016 was 0.53%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$293.8	3.88%	2018 to 2020	$293.8
$150 Million Facility	10.0	Monthly LIBOR + 2.08%	2017	10.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	303.8			303.8

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	637.6	3.27%	2017 to 2023	367.0
Permanent mortgage - variable interest rate	35.6	Monthly LIBOR + 1.94%	2017	19.6
Construction loans - fixed interest rate (b):
In construction	49.7	4.00%	2018	24.8
Construction loans - variable interest rates (c):
Operating	497.7	Monthly LIBOR + 2.09%	2017 to 2018	285.0
In construction	13.5	Monthly LIBOR + 2.15%	2019	7.5
Total Co-Investment Venture Level - Consolidated	1,234.1			703.9
Total Company and Co-Investment Venture level	1,537.9			$1,007.7
Plus: unamortized adjustments from business combinations	1.3
Less: deferred financing costs, net	(11.6)
Total all levels	$1,527.6

(a)
Our approximate share for Co-Investment Ventures and Property Entities is calculated based on our participation in distributable operating cash, as applicable.  Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.  This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements. See below at “Non-GAAP Measurements — Our Approximate Share” for a reconciliation of total carrying amount to our approximate share.

(b)
Includes one loan with a total commitment of $53.5 million and a two year extension option. As of September 30, 2016, there is $3.8 million remaining to draw under the construction loan. We may elect not to fully draw down on the unfunded commitment.

(c)	Includes twelve loans with total commitment of $558.6 million. As of September 30, 2016, the Company has partially guaranteed seven of these loans with total commitments of $427.6 million, and as of

September 30, 2016, $74.8 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5 to 25%. These loans include one to two year extension options. As of September 30, 2016, there is $47.4 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

The total commitment, the outstanding balance, and the remaining balance available to draw under our construction loans by type as of September 30, 2016, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Approximate Share of Remaining to Draw (a)
In Construction	$77.9	$63.2	$14.7	$8.0
Operating	534.2	497.7	36.5	21.1
Total	$612.1	$560.9	$51.2	$29.1

(a)
Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. See below at “Non-GAAP Measurements — Our Approximate Share” for an explanation for determining this metric.

We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments.

Certain of these debts contain covenants requiring the maintenance of certain operating performance and debt leverage levels.  As of September 30, 2016, we believe we and the respective borrowers were in compliance with these covenants.  The above table does not include debt of Property Entities in which we do not have any equity investment.

As of September 30, 2016, contractual principal payments for our mortgages and notes payable for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Approximate Share (a)
October through December 2016	$1.2	$1.5	$2.1
2017	15.8	349.2	209.3
2018	153.4	422.6	394.4
2019	79.5	155.0	179.4
2020	53.9	172.0	148.7
Thereafter	—	133.8	73.8

(a)
Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. See below at “Non-GAAP Measurements — Our Approximate Share.”

We would expect to refinance borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of September 30, 2016, approximately 42% of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitizations lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may include increased leverage on our existing investments, either for individual communities or pools of communities.  As of September 30, 2016, the leverage on our stabilized operating portfolio, as measured by GAAP property cost before accumulated depreciation and amortization, was approximately 45%.  Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of September 30, 2016, four multifamily communities (three of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $179.3 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

Property dispositions may be a source of capital which may be recycled into investments in multifamily development or operating communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including paying down debt or distributions on our common stock, which may include capital gain distributions. We look at a variety of factors in evaluating dispositions including current and projected market conditions, the age of the community, our critical mass of operating properties in the market, where we would look to dispose of properties before major improvements are required, increasing risk of competition, changing sub-market fundamentals, and compliance with applicable federal REIT tax requirements, including capital gain distributions.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of September 30, 2016, we have no development investments classified as pre-development.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments not completed as of September 30, 2016, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of September 30, 2016	Actual/Estimated Quarter (“Q”) of Completion(b)	Physical Occupancy as of September 30, 2016
Lease up:
The Mile	Miami, FL	100%	120	$49.7	4Q 2016	40%
The Alexan	Dallas, TX	50%	365	96.4	4Q 2016	23%

Under development and construction:
Caspian Delray Beach	Delray Beach, FL	55%	146	35.7	1Q 2017	N/A
Lucé	Huntington Beach, CA	65%	510	67.7	3Q 2018	N/A
Total development portfolio			1,141	249.5
Less: Construction in progress transferred to operating real estate				(37.0)
Total equity investment per condensed consolidated balance sheet				$212.5

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests except The Mile.

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations and delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events. The table does not include communities that are classified as completed but may still have retainage and other development true-up costs that have not been paid as of September 30, 2016.

As of September 30, 2016, we have entered into construction and development contracts with $110.7 million remaining to be paid.  We may enter into additional construction contracts on similar terms on the developments in our program. These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of September 30, 2016, of our two projects under vertical development, substantially all of the hard construction costs have been bought out, reducing potential future cost exposure.

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

As of September 30, 2016, we have approximately $150.9 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$22.8
Co-Investment Venture partner contributions	12.4
Other	115.7
Total	$150.9

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of September 30, 2016 and we expect the other balance to be funded by credit facilities or other capital sources.

Based on current market information, we believe construction financing is available for each of these current developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all. Although we have observed some tightening in construction loan availability, we believe current construction financing at competitive market terms is still generally available at 50-60% of cost and at floating rates in the range of 200 basis points to 325 basis points over 30-day LIBOR.  (As of September 30, 2016, 30-day LIBOR was 0.53%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financings.

We make debt investments in multifamily developments generally for the interest earnings; however, our two most recent debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of September 30, 2016, we have three wholly owned debt investments, all of which are fully funded. During 2015, we closed on two debt investments with a total commitment of $27.1 million. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which carry interest rates at 15% to 17%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during the contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of September 30, 2016 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of September 30, 2016	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Kendall Square (b)	Miami, FL	321	$12.3	$12.3	17.0%	October 2016
Jefferson at Stonebriar (c)	Frisco, TX	424	16.7	16.7	15.0%	June 2018
Jefferson at Riverside (c)	Irving, TX	371	10.4	10.4	15.0%	June 2018
Total loans		1,116	$39.4	$39.4	15.6%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)	In October 2016, the maturity date was extended for an additional 60 days to December 2016. The borrower may prepay at anytime.

(c)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are generally not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is approximately four years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three and nine months ended September 30, 2016, we spent approximately $2.4 million and $7.1 million, respectively, in recurring and non-recurring capital expenditures. For the three and nine months ended September 30, 2015, we spent approximately $2.5 million and $6.8 million in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Beginning December 31, 2015, the $200 Million Facility contains limitations that may restrict our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.) Cash flow from operating activities has generally increased primarily due to increased operations from our stabilized multifamily communities and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations, also benefited from our acquisition of noncontrolling interests in six PGGM CO-JVs in May 2015.

Distribution Activity

The following table shows the regular distributions declared for the nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2016		2015
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
Third Quarter	$12.5	$0.075	$12.5	$0.075
Second Quarter	12.5	0.075	12.5	0.075
First Quarter	12.5	0.075	12.5	0.075
Total	$37.5	$0.225	$37.5	$0.225

(a)       Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates for each quarter.

Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the fourth quarter of 2016. The quarterly distribution will be paid on January 10, 2017 to stockholders of record at the close of business on December 30, 2016.

Cash flow from operating activities exceeded regular distributions by $40.5 million and $33.9 million for the nine months ended September 30, 2016 and 2015, respectively. By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our approximate share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the nine months ended September 30, 2016, we distributed an estimated $19.7 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $58.3 million, which was greater than our regular distributions by $20.8 million.  For the nine months ended September 30, 2015, we distributed an estimated $11.8 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $59.6 million, which was greater than our regular distributions by $22.1 million.   Funds from operations exceeded regular distributions by $2.8 million and $13.2 million for the nine months ended September 30, 2016 and 2015, respectively. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

Operating results for 2016 were impacted by the items noted in the “Operational Overview” section discussed above. These include the sales of operating communities in 2016 and 2015 and one-time expenses related to a second quarter reduction in workforce. Operating results were also affected by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed and leasing activity has not reached stabilized operations resulting in increased interest and property tax expenses in 2016 as compared to previous years. Over the long-term, as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our approximate share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Substantially all of our Co-Investment Ventures include buy/sell provisions, generally currently available for PGGM and the MW Co-Investment Partner and for Developer Partners, generally available after the tenth year after completion of the development. Substantially all of our Developer CO-JVs include mark to market provisions, which if elected, are generally available after the seventh year after formation of the Developer CO-JV.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we can purchase the Developer Partner’s interest at the established market price or sell the multifamily community.  As of September 30, 2016, no buy/sell arrangements have been triggered or mark to market provisions are available; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price, which at September 30, 2016 have a contractual total of approximately $28.8 million for all such Developer CO-JVs. As of September 30, 2016, $7.7 million of puts are eligible for exercise by certain of our Developer Partners but have not been exercised. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become contractual, and as of September 30, 2016, we have recorded approximately $28.8 million as redeemable noncontrolling interests. Generally a sale of the property or the election of a mark to market terminates the Developer Partner’s put provision.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of September 30, 2016 and December 31, 2015, we have approximately $19.8 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $110.7 million remaining to be paid as of September 30, 2016. We expect to enter into additional construction and development contracts related to our current and future development investments.

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$4.5	$31.4	$(13.1)	$79.7
Real estate depreciation and amortization (a)	31.0	24.8	91.9	74.3
Impairment (b)	—	—	—	3.1
Gains on sales of real estate	(17.5)	(34.4)	(17.5)	(83.0)
Less: noncontrolling interest adjustments	(1.9)	(7.5)	(20.9)	(23.4)
FFO attributable to common stockholders - NAREIT defined	$16.1	$14.3	$40.4	$50.7

GAAP weighted average common shares outstanding - basic	166.9	166.6	166.8	166.5
GAAP weighted average common shares outstanding - diluted	167.6	167.3	167.5	167.2

Net income (loss) per common share - basic and diluted	$0.03	$0.19	$(0.08)	$0.48
FFO per common share - basic and diluted	$0.10	$0.09	$0.24	$0.30

(a)         The real estate depreciation and amortization amount represents consolidated real estate-related depreciation and amortization of intangibles.

(b)    The impairment related to our sale of a development.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended September 30, 2016 and 2015, we capitalized interest of $1.8 million and $4.1 million, respectively, on our real estate developments.  For the nine months ended September 30, 2016 and 2015, we capitalized interest of $6.1 million and $13.5 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the nine months ended September 30, 2016, we incurred $2.0 million of expense related to a reduction in workforce, including $0.5 million of stock-based compensation. No such expenses were incurred during the nine months ended September 30, 2015. These amounts are included as a reduction in presenting net income (loss) and FFO attributable to common stockholders.

•
For the nine months ended September 30, 2015, we recognized noncontrolling income of $4.5 million related to our acquisition of PGGM CO-JV interests. No such income was incurred during the nine months ended September 30, 2016.

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

The following table reconciles total debt per the consolidated balance sheet to our approximate share of Company and Co-Investment Venture level debt (in millions):

September 30, 2016
Total Debt per Consolidated Balance Sheet	$1,527.6
Less: unamortized adjustments from business combinations	(1.3)
Plus: Deferred financing costs, net	11.6
Less: Noncontrolling Interests Adjustments	(530.2)
Our approximate share of Company and Co-Investment Venture level debt	$1,007.7

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “seek,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, and earnings estimates;

•	the sale of multifamily communities;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our properties are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions; and

•	trends affecting our financial condition or results of operations.

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

New Accounting Pronouncements

In May 2014, the FASB issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, the sale of real estate will be required to follow the revised guidance. The revised guidance allows for the use of either the full or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating each of our revenue streams for the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures. We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of agreements, mostly related to our office space and office equipment. As lessors, substantially all of our agreements have a term of 12 months or less.

In August 2016, the FASB issued guidance which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

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

Inflation may affect the costs of developments we invest in, primarily related to construction commodity prices, particularly lumber, steel and concrete. Commodity pricing has a history of volatility and inflation could be more of a larger or smaller factor in the future, particularly for projects with a longer development period. We intend to mitigate these inflation consequences through guaranteed maximum construction contracts, developer cost overrun guarantees and pre-buying materials when reasonable to do so. Increases in construction prices could lower our return on the developments and reduce amounts available for other investments.

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

As of September 30, 2016, we had approximately $981.1 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.49%, $546.8 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.08%, and amounts outstanding under credit facilities of $10.0 million with a weighted average of monthly LIBOR plus 2.08%. As of September 30, 2016, we had consolidated real estate notes receivable with a carrying value of approximately $39.0 million, a weighted average fixed interest rate of 15.6%, and a weighted average remaining maturity of 1.2 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of September 30, 2016, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2016 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facility interest expense	$(11.1)	$(8.4)	$(5.6)	$(2.8)
Interest rate caps	0.8	0.3	—	—
Cash investments	1.3	1.0	0.7	0.3
Total	$(9.0)	$(7.1)	$(4.9)	$(2.5)

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

As of September 30, 2016, we have three separate interest rate caps with a total notional amount of $112.7 million.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of September 30, 2016.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: November 3, 2016	/s/ Daniel Swanstrom, II
Daniel Swanstrom, II
Chief Financial Officer
(Principal Financial Officer)