Form 10-K
period 2016-12-31
Monogram Residential Trust, Inc.
filed 2017-02-28
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016 was $1,699,420,725.
As of January 31, 2017, the Registrant had 166,872,456 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, into Part III of this Form 10-K to the extent stated herein.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-K
Year Ended December 31, 2016

(1)
These items are omitted in whole or in part because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2016, portions of which are incorporated by reference herein.

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
Item 1.    Business
General
Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” “our” or “Monogram”) was organized in Maryland on August 4, 2006. We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goal is to increase long-term shareholder value through the operation, acquisition and development of our multifamily communities and, when appropriate, the disposition of multifamily communities in our portfolio. We plan to achieve our financial goal by allocating capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These include luxury high-rise, mid-rise and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities. As of December 31, 2016, Monogram's portfolio includes investments in 51 multifamily communities in 10 states comprising 14,473 residential units.
Our investments may be wholly owned by us or held through joint venture arrangements with third-party investors, which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans.

At December 31, 2016, we held ownership interests in:

Equity investments

•
47 operating multifamily communities (including one development in lease up) containing 13,022 residential units in 10 states, all of which are consolidated for financial reporting purposes. Of the 47 operating multifamily communities, 35 are held by CO-JVs.

•	two developments of multifamily communities for 656 residential units in two states, both of which are consolidated for financial reporting purposes and held by CO-JVs.

Debt investments

•	two loan investments for the development of multifamily communities.

We target locations in primary markets and coastal regions with high job and rent growth, including transit-oriented locations and vibrant areas offering lifestyle and retail amenities, and class A communities that are newer and highly amenitized with higher rents per unit for the submarket. Class A communities, where the rents are higher than the median for the submarket, have historically provided greater long-term total returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term total returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given submarket by investing in a geographically diversified portfolio. As of December 31, 2016, our primary markets include Northern California, Southern California, New England, Mid-Atlantic, South Florida, Colorado, and Texas, representing 90% of the portfolio as measured by our number of units.

We continuously review our portfolio and primary markets for long-term growth prospects, scale and operating efficiencies and expect to continue to reposition and redeploy capital to improve long-term returns. Currently certain of our markets are experiencing oversupply from new development, which is resulting in rental concessions and decelerating income growth. Some of these are in non-coastal markets, where we may decide to permanently or temporarily exit the markets. That was the case in 2015 when we exited Chicago.

Substantially all of our business is conducted through our operating partnership, Monogram Residential OP LP, a Delaware limited partnership (the “Operating Partnership”). Our wholly owned subsidiary, Monogram Residential, Inc., a Delaware corporation (“MR Inc.”), owns less than 0.1% of the Operating Partnership as its sole general partner. The remaining ownership interest in the Operating Partnership is held as a limited partner's interest by our wholly owned subsidiary, MR Business Trust, a Maryland business trust. As of December 31, 2016, the Operating Partnership has not issued any ownership interests to any noncontrolling interests in a so-called “UPREIT Structure,” but is organized in a manner that may facilitate an UPREIT Structure if advantageous to us in the future.
We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2016, we believe we are in compliance with all applicable REIT requirements.
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

Acquisition Strategy

We focus on acquiring multifamily communities that we believe will produce increasing rental revenue and appreciate in value over our holding period. Our targeted acquisitions include existing core communities, as well as communities in various phases of development and lease up with the intent to transition those communities to core communities. Acquisitions provide us with immediate entries into markets, allowing more rapid earnings growth and rebalancing of our portfolio of assets than development investments. To date, we have made investments in individual multifamily communities. In the future, we plan to continue investing in individual multifamily communities and may pursue acquisitions of portfolios or other transactions. To date, all of our acquisitions have been for cash but as discussed above, we may acquire in an “UPREIT structure” or issue shares of our common stock. Also, as discussed below, we may also acquire interests through Co-Investment Ventures.

We invest in high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We may also invest in selected growth markets that have high job and rent growth fundamentals, such as Dallas, Austin, Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change, particularly trends in demand/supply, rental growth and operating expenses. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically in infill sites, which may include urban and suburban-urban areas, and are generally high density, lifestyle submarkets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

We may also incorporate into our investment portfolio lease up communities, generally recently completed multifamily developments that have not started or have just started leasing, which may provide for better pricing relative to stabilized assets and a more timely realization of operating cash flow than traditional development projects. Generally, we make additional non-recurring and revenue enhancing capital improvements to aesthetically improve the community and its amenities, when it allows us to increase rents, and stabilize occupancy with the goal of increasing yield and improving total returns.

We have internal acquisition professionals who source acquisition opportunities through relationships with local owners and brokers. Our investment process then follows established procedures that we believe are effective in evaluating the potential investment returns and underwrite the potential benefits and risks on an absolute basis and as compared to other investment options. Major factors that we consider include the macroeconomic growth fundamentals for the market, existing and projected operations, current and future cash flow, our ability to add or increase other revenue sources, existing and projected supply of competing communities, the effective operating age, the quality of construction and the attractiveness of the surrounding submarket. We also consider the synergies of the investment with our existing portfolio, including efficiencies with respect to our other investments in the market and whether we believe we will be able to hold a sufficient critical mass to optimize property management.

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

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. Because of our approach to development as described above, the average time from closing on the land to the start of vertical construction for these development projects has historically averaged approximately six months. As of December 31, 2016, all of our current developments are entitled.

Similar to acquisitions, our development underwriting evaluates investments on a risk adjusted basis. We seek development opportunities that provide sufficient yield spreads at stabilization to the yields for acquisitions to account for the additional development risks as well as total returns that are accretive relative to our portfolio and cost of capital. In many cases, recent cost increases have compressed development spreads as compared to acquisitions and in many cases core urban developments, particularly outside of the west coast, are generating lower risk adjusted returns. We will continue to pursue development opportunities in our target markets if the opportunities meet our risk adjusted return expectations and align with our portfolio and capital allocation plans.

We engage reputable and experienced general contractors, architects and other design professionals for our development projects. Our development team monitors each project’s progress in order to ensure that our projects achieve the high quality of construction consistent with our targeted resident profile, and are generally completed on time and in line with budget. Our process is also predicated on securing GMAX construction contracts that are based upon complete plans and specifications, rather than design build where plans are finalized during construction. This not only reduces our exposure to cost overruns but also encourages our general contractors to lock in construction costs by buying out the underlying materials and subcontractors as soon as practicable. As of December 31, 2016, for our remaining projects under vertical development, substantially all of the hard construction costs have been bought out, reducing potential future cost exposure. Our development process further coordinates with property management to ensure a smooth and seamless transition into leasing and operations.

Disposition Strategy

We continuously evaluate total return, net operating performance and growth prospects for our investments and markets as compared to alternative investments, and will sell assets and redeploy capital, reduce leverage or return capital to our shareholders as warranted. Other factors we consider include the critical mass of our operating communities in the market, overall fundamentals for the market and the age of the multifamily community. We may look to dispose of communities before major capital improvements are required, as well as when we see increasing risk of competition, changing submarket fundamentals and/or in consideration of compliance with applicable federal REIT tax requirements.

We have internal professionals who utilize relationships with local owners and brokers to source dispositions. Sales agreements generally provide for a due diligence period by the seller with an amount of earnest money that is binding at the completion of the due diligence period.

In structuring dispositions, we consider various factors including federal REIT tax requirements, ownership and form of consideration. Accordingly, our dispositions may be structured as fee simple transactions, entity-level sales or like-kind tax exchanges, which generally involve using the proceeds to invest in other multifamily investments. We may also sell investments individually or in bulk. To date, all of our dispositions have been for cash, where we have not provided any seller financing.

Co-Investment Strategy

We enter into strategic Co-Investment Ventures with institutional investors which we believe offer efficient, cost effective capital for growth. This institutional investor capital generally does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. In addition, these joint ventures may provide a very cost effective internal source of growth or capital re-allocation, if we elect to purchase or sell all of our partner’s or our ownership interest in the underlying multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint venture arrangements include relatively standard market distributable cash flow provisions and are structured so that we are the manager of the Co-Investment Venture subject to certain approval rights retained by our partners.

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

As further explained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Annual Report on Form 10-K, our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, while we may sell certain PGGM CO-JVs or buyout PGGM’s CO-JV interest from time to time, in whole or in part, we expect to continue to enter into additional CO-JVs with PGGM. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect the aggregate number of our MW CO-JVs to decline over time as communities are sold or we buy out our partner’s ownership interest in the underlying multifamily communities.

When applicable, we refer to individual investments by referencing those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We share with the PGGM Co-Investment Partner in all benefits and obligations of the Developer CO-JVs that are also PGGM CO-JVs.

We utilize Developer CO-JVs primarily for the Developer Partners’ development services, which allows us a cost effective structure to source and complete multifamily developments. In our structure, Developer Partners have limited initial capital investment, which is generally fully or partially reimbursed during the course of the development. The Developer Partners provide development cost overrun guarantees and receive back end interests that provide promoted payments once we (including PGGM in the case of a PGGM CO-JV) receive a return of all invested capital plus a preferred return. Developer Partners also generally have an option to put their developer interest at a fixed price after approximately one year after substantial completion. Developer CO-JVs generally also have mark to market options, usually only available after the seventh year after formation of the Developer CO-JV, which if elected by either party, would generally give us the option to purchase the Developer Partners interest or sell the underlying multifamily community. Accordingly, we generally do not consider Developer CO-JVs as a significant source of capital.

The table below presents a summary of our Co-Investment Ventures as of December 31, 2016 and 2015.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. Unless otherwise noted, all of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	December 31, 2016		December 31, 2015
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%	23	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total CO-JV Multifamily Communities (b)	37		39

(a)	As of December 31, 2016 and 2015, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

(b)	Total investments in multifamily communities were 51 and 56 as of December 31, 2016 and 2015, respectively.

Property Management Strategy

We seek to achieve long-term earnings growth through our internal property management team and the strength of our operating platform. We execute this strategy by employing:

•	a focus on revenue management utilizing rent and occupancy optimization technology platforms;

•
a brand built on a “Tailored Living” experience, a boutique-style service platform that emphasizes the unique high- end nature of our communities while maintaining individual personality and characteristics of each local market and consistency in quality of resident experience;

•	a capital improvement strategy that enhances revenues, reduces operating costs and maintains the quality of each community;

•	employment of business intelligence and performance analytics to measure and monitor key operating metrics; and

•	a high level of resident satisfaction as measured by third-party benchmarking, reputation management and resident feedback.

Our corporate property management team is comprised of multifamily industry veterans with local market expertise. On-site property management teams at all levels as well as regional supervisors are incentivized with bonus programs tied to revenue and expense performance results, resident satisfaction, and operating excellence metrics.

Our web-based technology applications support our marketing platform by tracking resident prospects from first contact to lease, measuring effectiveness of generating traffic and closing, and providing on-line access to our customers 24/7 to lease apartments, execute renewals, submit service requests, make payments electronically and receive communications electronically.  Our on-site management personnel provide high quality service, responsiveness and maintenance to enhance the resident experience. These include concierge, package delivery systems, trash pick-up, social events, business centers, internet cafes and other tailored amenities.

Our comprehensive education and training platform contributes to the quality and consistency of operations at a national level and supports the development of bench strength on our team.

Financing Strategy

The objective of our financing strategy is to maintain a strong balance sheet and provide liquidity to manage and grow the Company. We plan to achieve these objectives generally through limiting leverage as a percent of gross assets to not more than 55%, and utilizing secured and unsecured structures with an extended maturity ladder. We currently are meeting our short-term liquidity needs through our operating cash flow and borrowings under our credit facility. We currently expect to refinance our long-term debt and construction financings at or prior to their maturity dates at similar principal amounts. However, we will consider different structures, terms and maturities based on then current market pricing and availability. These structures could include single and pooled asset mortgages and debt facilities, which may be secured or unsecured.
For our development program, we expect to utilize our credit facility and individual project construction financing, generally at 45% to 60% of cost either with conventional bank construction financing or longer term construction financing. Conventional construction financing is expected to be at floating rates which allow for greater flexibility in refinancing. The base terms of these construction borrowings typically extend through the projected stabilization of the development, which may include one or two 12 month extension options. We may also obtain longer term construction financing that would extend past the stabilization period, with terms of seven to 10 years, when we can lock in favorable financing. We do expect to have increased borrowings related to our development program, since most of our equity requirements have already been met, and we are now drawing down on our construction loans. All of our current developments have existing construction financing commitments, under which we expect to incur additional consolidated borrowings of approximately $100 million subsequent to December 31, 2016 to complete our development program. For these developments as well as future developments, we may also access other sources of capital, including existing cash balances, credit facility and new construction financings. Accordingly, our use of consolidated borrowings may change over time.
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

Other Strategies and Activities

We may deploy other strategies to increase total returns and shareholder value. As with other investments, we evaluate whether these investments produce sufficient risk adjusted returns, are accretive to our cost of capital and are consistent with a strong balance sheet. Over the last few years, we saw an opportunity to invest in development mezzanine loans that were not being met by other capital providers, which provided annualized cash returns in excess of 14%. As development capital has generally returned to the multifamily sector, these investment opportunities have not been as readily available at the returns that we require. Accordingly, we generally expect our current outstanding mezzanine loans to be paid off near maturity and not replaced, or if they are, they may be replaced at lower levels than our current investments.

2016 Highlights
Key transactions and highlights for 2016 included:

•
Increased total consolidated rental revenue by 17.9% from $238.1 million in 2015 to $280.7 million in 2016, and same store comparable total rental revenues for our multifamily communities by 2.3% from $188.9 million in 2015 to $193.3 million in 2016;

•	Our investment activity in 2016:

◦	Sold two stabilized multifamily communities for a combined sales price of $122.6 million, before closing costs, resulting in consolidated gains on sales of real estate of $43.6 million;

◦	Invested $97.0 million in our development program, completing construction of four developments with 1,103 units;

◦	Achieved stabilization of five multifamily communities, increasing our total stabilized communities to 43;

•	Obtained $171.7 million in new permanent mortgage financing and new construction financing with a total commitment of $104.4 million;

•	Declared total distributions of $50.0 million, an annual rate of $0.30 per share ($0.075 per share on a quarterly basis); and

•
Reported net income for 2016 of $7.9 million, a decrease from 2015 reported net income of $66.7 million, where a substantial portion of the decrease related to decreased gains from sales of multifamily communities of $39.4 million. Funds from operations (“FFO”) decreased by 9.6% from $64.4 million in 2015 to $58.2 million in 2016. (See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion regarding FFO, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”)).

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
We utilize a taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including property and asset management and other services and the conduct of certain nonqualifying real estate transactions. Our TRS is a wholly owned subsidiary of the Operating Partnership and is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes. For the year ended December 31, 2016, our TRS did not recognize any significant income tax expense/(benefit) related to the taxable income of the TRS.

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

Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, construction and occupancy permits, construction codes, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts (such as increased motor vehicle activity), rent controls, business licenses and fair housing regulations. We believe that we have all permits, licenses and approvals necessary under current law to operate our investments.

Environmental
As an owner and developer of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on communities in which we hold an interest, or on communities that may be acquired directly or indirectly in the future.

Employees
As of January 31, 2017, we have 425 employees.

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

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-202-551-8090 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC's website at www.sec.gov.

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
Our investments are concentrated in the multifamily sector. As a result, we are subject to risks inherent in investments in multifamily communities and real estate-related assets. The potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the multifamily sector could be more pronounced than if our investments were more diversified.
General economic and regulatory changes or local conditions in the markets in which we own multifamily communities or in which the collateral securing our loans is located may significantly affect occupancy or rental rates and our operating results.
Our operating results will be subject to risks generally incident to the ownership of real estate and to local conditions in the markets in which we own multifamily communities or in which the collateral securing our loans is located. The risks that may adversely affect our operating results include the following:

•
changes in general economic or local conditions, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	changes in supply of, or demand for, similar or competing communities in an area;

•	a decline in household formation;

•	the inability or unwillingness of residents to pay rent increases;

•	rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a community difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws;

•	availability of low interest mortgages for single family home buyers;

•	geopolitical instability;

•	residents' perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located; and

•	our ability to provide adequate management, maintenance and insurance.
For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.
Competition in the multifamily market may adversely affect our operations and the rental demand for our multifamily communities.
There are numerous housing alternatives that compete with our multifamily communities in attracting residents. These include other multifamily communities, condominiums and single-family homes that are available for rent in the markets in which our multifamily communities are located. If the demand for our multifamily communities declines or if competitors develop and/or acquire competing multifamily communities, rental rates may drop, which may have a material adverse effect on our financial condition and results of operations. We also face competition from other REITs, businesses and other entities in the acquisition, development and operation of multifamily communities. This competition may result in an increase in costs and prices of multifamily communities that we acquire and/or develop.
Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of your investment.
To grow successfully, we must be able to apply our experience in managing real estate to a larger number of communities. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area may result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.
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
The success of our investments in apartment communities is materially dependent on the financial stability of our residents. Lease payment defaults by residents could cause us to reduce the amount of distributions to our stockholders. A default by a significant number of residents on their lease payments to us would cause us to lose the revenue associated with such leases and, if the community is subject to a mortgage, to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure. In the event of a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our community. If a substantial number of our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of our residents leasing the related real estate.
We may be required to make significant capital expenditures to improve our residential units in order to retain and attract residents or to sell, upgrade or reposition an apartment community in the market.
When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, or to attract new residents, we may be required to expend funds for capital improvements to the vacated residential units. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.
Communities that have significant vacancies could be difficult to sell, which could diminish the return on your investment.
A community may incur vacancies either by the continued default of residents under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of the community could be diminished because the market value of a particular community will depend primarily upon the value of the leases of such community.
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
We may be unable to sell communities on advantageous terms or to redeploy the proceeds in accordance with our business strategy.

We may sell communities to third parties as conditions warrant and as part of our business strategy. However, our ability to sell communities on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. If we are unable to sell properties on favorable terms or to redeploy the proceeds in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, our shares of common stock could be adversely affected.

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
Expansion, development and redevelopment projects entail the following considerable risks which can result in increased costs of a project or loss of our investment and could diminish the return on your investment:

•
We may delay or abandon executing on development and redevelopment opportunities for a number of reasons, including changes in local market rental rates or other operating conditions, unsatisfactory performance by our developer partners or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring these opportunities.

•
The construction costs of a development or redevelopment community, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates.

•
Occupancy rates and rents at a new development or redevelopment community may fail to meet our original expectations or be sufficient to fully offset the effects of any increased construction or reconstruction costs for a number of reasons beyond our control.

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

•
Our developers may fail to control construction costs or to build in conformity with plans, specifications, building codes and timetables, which could necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the developer's control.

•	We may incur additional risks when we make periodic progress payments or other advances to such developers prior to completion of construction.
In addition, we may invest in unimproved real property or loans on unimproved property. Returns from development of unimproved communities are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.
Unbudgeted capital expenditures or cost overruns for ongoing or planned development or redevelopment projects could adversely affect business operations and cash flow.
If capital expenditures for ongoing or planned development or redevelopment projects exceed our expectations or if such additional capital expenditures are to be reimbursed by the general contractor or the developer partner and are not, the additional cost of these expenditures could have an adverse effect on our business operations and cash flow. Such additional costs could cause us to be in default under construction financing agreements, which may require us to pay off all or a portion of the financing. In any of these situations, we might not have access to funds on a timely basis to pay the unexpected expenditures or obligations.
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
The developers of the projects in which we invest are exposed to risks not only with respect to our projects, but also with respect to other projects in which they are involved. A developer's obligations on another project could cause it financial hardship and even lead to bankruptcy, which could lead to a default on one of our projects. A default by a developer in respect of one of our multifamily development project investments, or the bankruptcy, insolvency or other failure of a developer for one of such projects, may require that we determine whether we want to assume the senior loan, take over development of the project, find another developer for the project, or sell our interest in the project. Such developer failures could result in our inability to collect on amounts under our development agreements, including GMAX provisions, delay efforts to complete or sell the development project and could ultimately preclude us from full realization of our anticipated returns. Such events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may not be available, in order to hold and complete the development project through stabilization.
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
As of December 31, 2016, 37 of our 51 investments in multifamily communities have been made through Co-Investment Ventures. In the future, we may enter into additional joint ventures or other co-ownership arrangements for the acquisition, development or improvement of communities as well as the acquisition of real estate-related investments. We may also purchase and develop communities in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the communities, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including the possibility that our partner in an investment might be unable to or otherwise refuse to make capital contributions when due; that we may incur liabilities as the result of action taken by our partner; that our partner might at any time have economic or business interests or goals that are inconsistent with ours; and that our partner may be in a position to take action contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy/sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Any of these events could have an adverse effect on our results of operations.
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
Our revenue and net income may vary significantly from one period to another due to investments in communities in various phases of development, redevelopment or repositioning, which could increase the variability of our cash available for distributions.
We have made and may continue to make investments in communities in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when the number of our projects in development or redevelopment, communities in lease up or our communities with significant capital requirements increases without a corresponding increase in stable revenue-producing communities, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the communities to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.
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
We maintain comprehensive insurance coverage for general liability, property and other risks on all of our apartment communities. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders may require that specific coverage against terrorism be purchased by property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our communities. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, the nature of the activities at certain communities we may acquire may expose us and our operators to potential liability for personal injuries and property damage claims. We cannot assure you that we will have adequate coverage for any such losses. In the event that any of our communities incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than any potential capital reserves or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged community, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in our Northern California or Southern California markets) or destructive weather event (such as a hurricane, especially within our South Florida or Mid-Atlantic markets) affecting a region may have a significant negative effect on our financial condition and results of operations. As of December 31, 2016, we owned or had an ownership interest in communities that are located in the San Francisco Bay Area, Southern California, Florida and the Washington, D.C. Area. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
We are also exposed to risks associated with inclement winter weather, particularly in our New England, Mid-Atlantic and Colorado markets in which many of our communities are located, including increased costs for the removal of snow and ice as well as from delays in construction. Inclement weather also could increase the need for maintenance and repair of our communities.
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
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in revenue. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future could increase the costs of maintaining or improving our existing communities or developing new communities.
The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for distributions.
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
Operating communities or land being considered for potential acquisition by us are subjected to at least a Phase I or similar environmental assessment prior to closing, which generally does not involve invasive techniques such as soil or ground water sampling. A Phase II assessment is conducted if recommended in the Phase I report. These assessments may not identify all potential environmental liabilities. Moreover, we may in the future discover adverse environmental conditions at our communities, including at communities we acquire in the future, which may have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination, or if remediation costs exceed estimates. We can provide no assurance, however, that all necessary remediation actions have been or will be undertaken at our communities or that we will be indemnified, in full or at all, in the event that environmental liability arises.
Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act and the Fair Housing Act may affect cash available for distributions.
Our communities and the communities underlying our investments are expected to be subject to the Americans with Disabilities Act of 1990, as amended (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire communities that comply with the Disabilities Act or place the burden on the seller or other third party to comply with such laws. However, we cannot assure you that we will be able to acquire communities or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.
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
We do not intend to incur mortgage debt on a particular community unless we believe the community's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a community may result in foreclosure actions initiated by lenders and our loss of the community securing the loan that is in default. For tax purposes, a foreclosure of any of our communities would be treated as a sale of the community for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the community, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our communities. When we give a guaranty on behalf of an entity that owns one of our communities, we will be responsible to our lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one community may be affected by a default. If any of our communities are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.
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

The terms of the agreements for our credit facilities contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreements also contain customary default provisions including, among others, the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants and cross-default provisions. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial returns to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreements, which could have a material adverse effect on our financial condition.

Our $200 million revolving credit facility agreement may also limit our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the year ended December 31, 2016, our declared distributions were 81% of such credit facility defined funds from operations during such period as calculated in accordance with the NAREIT definition. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Performance Measures - Funds from Operations” for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income. This covenant could limit our ability to pay distributions to our stockholders.

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
Interest-only indebtedness and financing arrangements involving balloon payment obligations may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
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
The experience of our employees with respect to investing in mortgage, bridge, mezzanine or other loans or debt securities relating to real estate is not as extensive as it is with respect to investments directly in real property. However, we have made and may continue to make such loan investments to the extent we determine that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

Our mortgage, bridge, mezzanine or other loans or debt securities may be impacted by unfavorable real estate market conditions or changes in interest rates, which could decrease the value of our loan investments.
If we make or invest in mortgage, bridge, mezzanine or other loans or debt securities, we will be at risk of defaults on those loans caused by many conditions beyond our control, including changes in interest rates and local and other economic conditions affecting real estate values. If interest rates rise, the affected investments could yield a return lower than then-current market rates. If such interest rates decrease, we will be adversely affected to the extent that such mortgage, bridge, mezzanine or other loans or debt securities are prepaid, because we may not be able to make new investments at the previously higher interest rate levels. In addition, we do not know whether the values of the community securing the loans or debt securities will remain at the levels existing on the dates of origination of the loans. If the values of the underlying communities drop, our risk will increase and the values of our interests may decrease.
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
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, or options or repurchase agreements. Although these instruments may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings.
If we lose or are unable to obtain key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered.
We depend to a significant degree upon the services of our executive officers and our other key personnel, including Mark T. Alfieri, Daniel Swanstrom, II, Howard S. Garfield, Ross P. Odland, Margaret M. Daly and James J. McGinley, III to implement our business strategies. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. We also intend to try to attract and retain qualified additional key personnel, but may not be able to do so on acceptable terms. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of executive officers and other key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered, and our operations and financial results could suffer.
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

Our business requires us to use and store resident and employee personal identifying information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We also engage third party service providers that may have access to such personal identifying information in connection with providing necessary information technology, security and other business services to us. The collection and use of personal identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with evolving and disparate federal and state laws and regulations may increase our operating costs and adversely impact our ability to market our communities.

Resident and employee personal identifying information may be stored in hard copy or electronically by us and the third party service providers. Such information may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts, including personally identifiable information of residents and employees. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, we may experience a breach of our systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects our systems, or those of our third party service providers, or results in the unauthorized release of personal identifying information, our reputation and brand could be materially damaged and materially adversely affect our business. We also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.

Interruptions or delays in service from our third-party data center hosting facility could harm our business.
We utilize third-party data center hosting facilities. All of our data storage is conducted on servers in these facilities. Any damage to, or failure of, the systems of our third-party data centers or the failure of our data centers to meet our capacity requirements could impede or result in interruptions to our day-to-day business operations. Additionally, our failure to effectively manage and communicate our strategies with our third-party data centers or their failure to perform as required or to properly protect our data, may result in operational difficulties which may adversely affect our business, financial condition and results of operations. If one of our third-party data centers fails, our other third-party data centers may not be able to meet our capacity requirements, which could result in interruptions to our business operations.
The data centers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with our data centers on commercially reasonable terms, we may experience costs or down time in connection with the transfer to new third-party providers.
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
It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax unless we qualify for a safe harbor. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax, but compliance with the safe harbor may not be practical for any particular sale.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we dispose of the property through a TRS, but there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor or circumstances where it may not be clear whether the TRS or the REIT would be treated as the seller for U.S. federal income tax purposes. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel, or the opinion of other tax advisers that the disposition is not likely subject to the 100% penalty tax. In cases where a property disposition is not effected (or is not treated as being effected) through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and therefore not available for investment by us or distribution to our stockholders.
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
As a REIT, the value of the non-mortgage securities we hold in our TRSs generally may not exceed 25% of the total value of our assets at the end of any calendar quarter through December 31, 2017, and may not exceed 20% of the total value of our assets at the end of any calendar quarter thereafter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our communities through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% or 20%, as applicable, of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.
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
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to the 100% penalty tax. In addition, the sale or other disposition of our properties may generate gains for tax purposes which, if not adequately deferred through “like kind exchanges” under Section 1031 of the Code (“Section 1031 Exchanges”), could require us to pay more taxes or make additional distributions to our stockholders. We may not be able to make sufficient distributions to avoid income and/or excise taxes applicable to REITs.
We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the “margin tax” in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.
Our subsidiary REITs would be subject to similar state and local taxes, and in addition may be or become subject to taxes imposed by certain states upon captive REITs.
We may face risks in connection with Section 1031 Exchanges.
From time to time we dispose of properties in transactions intended to qualify as Section 1031 Exchanges. If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.
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

There are provisions in our charter and bylaws and certain provisions of Maryland law that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:
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
Subtitle 8 of Title 3. Subtitle 8 of Title 3 of the Maryland General Corporation Law (“MGCL”) permits a board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Our charter prohibits us from electing to be subject to the provisions that would permit us to classify our board of directors or increase the vote required to remove a director without stockholder approval. We have, however, elected in our charter to be subject to the provision of Subtitle 8 that provides that vacancies on our board of directors may be filled only by the remaining directors.
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

•
classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares; and

•	effect reverse stock splits;

•	our liquidation and dissolution; and

•	except as otherwise permitted by law, our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or similar reorganization.
All other matters are subject to the discretion of our board of directors.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes 1,000,000,000 shares of capital stock, of which 875,000,000 shares are designated as common stock and 125,000,000 shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, or increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Investors will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in future public or private offerings; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of common stock upon the conversion of our convertible stock; (4)  issue restricted stock units or other awards pursuant to our incentive award plan; or (5) issue shares of our common stock to sellers of communities acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
We are engaged in litigation with affiliates of our former external advisor over the terms of the Series A Preferred Stock issued to such affiliates in connection with our transition to a self-managed company, and are unable, at this time, to predict the outcome of such litigation.

In connection with our transition to a self-managed company, we issued to affiliates of Behringer Harvard Multifamily Advisors I, LLC (“Behringer”), our former external advisor, 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”). We are engaged in litigation with Behringer over certain conversion terms of the Series A Preferred Stock contained in our charter, and we cannot, at this time, predict the outcome of such litigation. In the event of an unfavorable ruling, our financial condition could be adversely affected. See Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K for additional information regarding the Series A Preferred Stock litigation.

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

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. Our board of directors may also authorize the issuance of additional authorized but unissued shares of common stock or other authorized but unissued securities at any time, including pursuant to our incentive award plan. As of December 31, 2016, 166,832,722 shares of our common stock were issued and outstanding. In addition, as of December 31, 2016, we had reserved an additional 18,827,209 shares of common stock for future issuance under our incentive award plan. We have also filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Description of Properties and Real Estate-Related Assets

We make real estate investments through wholly owned entities or through Co-Investment Ventures. Our investment criteria, analysis and strategies are substantially the same under each of these ownership structures. Our investments are geographically diversified and include operating and development investments.
The following tables present our consolidated real estate investments as of December 31, 2016. The equity and debt investments are separately categorized based on geographic region and the stage in the development and operation of the respective investment. All categorizations are based on each investment’s status as of December 31, 2016. The definitions of each stage are as follows:

•	Operating Communities:

◦	Same Store are communities that are stabilized (generally once achieving 90% occupancy) for both the current and prior reporting year.

◦	Stabilized Non-Comparable are communities that have been stabilized or acquired after January 1, 2015.

◦	Lease ups are communities that have commenced leasing but have not yet reached stabilization, which may include communities that have some remaining construction.

•	Developments include communities currently under construction for which leasing activity has not commenced.

As of December 31, 2016, multifamily communities that we held an interest in were classified in the following stages:

Classification	Number of Communities	Number of Units
Equity Investments:
Operating Multifamily Communities:
Same Store	30	8,279
Stabilized Non-Comparable	13	3,404
Lease up (including developments in lease up)	4	1,339
Total Operating Multifamily Communities	47	13,022

Developments:
Under development and construction	2	656

Total Equity Investments in Multifamily Communities	49	13,678

Debt Investments:
Developments	2	795

Total Equity and Debt Investments	51	14,473

Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and specific markets within each region where we have multifamily communities:

•	Colorado — Denver market

•	Florida — North Florida market (Orlando) and South Florida market (Miami and Fort Lauderdale)

•	Georgia — Atlanta market

•	Mid-Atlantic — Washington, DC market and Philadelphia market

•	Nevada — Las Vegas market

•	New England — Greater Boston market

•	Northern California — Greater San Francisco market

•	Southern California — Greater Los Angeles market and San Diego market

•	Texas — Austin market, Dallas market and Houston market.

						As of December 31, 2016
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)(f)
Operating Multifamily Communities by Geographic Region
Same Store:
Colorado
4550 Cherry Creek	Denver, CO	288	55%	2010	2004	91%	$2,137	$62.6
7166 at Belmar	Lakewood, CO	308	55%	2010	2008	94%	1,636	45.2
Skye 2905	Denver, CO	400	100%	2008	2010	93%	1,844	81.9
Florida
The District Universal Boulevard	Orlando, FL	425	100%	2010	2009	91%	1,270	50.2
The Franklin Delray	Delray Beach, FL	180	55%	2012	2013	94%	1,866	29.8
Satori	Fort Lauderdale, FL	279	55%	2007	2010	95%	2,243	67.0
Mid-Atlantic
55 Hundred	Arlington, VA	234	55%	2007	2010	94%	1,862	65.8
Bailey's Crossing	Alexandria, VA	414	55%	2007	2010	95%	1,912	106.1
Burrough's Mill	Cherry Hill, NJ	308	55%	2009	2004	93%	1,624	49.0
The Cameron	Silver Spring, MD	325	100%	2007	2010	93%	2,127	85.7
The Lofts at Park Crest	McLean, VA	131	55%	2010	2008	92%	2,916	36.0
Nevada
The Venue	Clark County, NV	168	55%	2008	2009	95%	1,038	20.2
Veritas	Henderson, NV	430	100%	2007	2011	97%	1,124	48.8
New England
Pembroke Woods	Pembroke, MA	240	100%	2012	2006	95%	1,637	36.0
Stone Gate	Marlborough, MA	332	100%	2011	2007	95%	1,635	51.0
West Village	Mansfield, MA	200	55%	2011	2008	95%	1,885	28.2
Northern California
Acacia on Santa Rosa Creek	Santa Rosa, CA	277	55%	2010	2003	95%	2,013	29.8
Acappella	San Bruno, CA	163	100%	2010	2010	95%	3,215	42.8
Argenta	San Francisco, CA	179	55%	2011	2008	96%	4,087	74.8
Vara	San Francisco, CA	202	100%	2013	2013	95%	3,442	96.5
(Table continued on next page)

(Table continued from previous page)

						As of December 31, 2016
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Year of Completion or Most Recent Substantial Development(c)	Physical Occupancy Rate(d)	Monthly Rental Revenue per Unit(e)	Total Net Real Estate (in millions)(f)
Southern California
Calypso Apartments and Lofts	Irvine, CA	177	55%	2009	2008	96%	$2,261	$47.2
Forty55 Lofts	Marina del Rey, CA	140	55%	2009	2010	98%	3,848	64.7
The Gallery at NoHo Commons	Los Angeles, CA	438	55%	2009	2008	95%	1,813	83.9
San Sebastian	Laguna Woods, CA	134	55%	2009	2010	93%	2,638	29.5
Texas
Allegro (g)	Addison, TX	393	100%	2010	2013	96%	1,645	47.4
Allusion West University	Houston, TX	231	55%	2012	2014	96%	1,695	36.8
Briar Forest Lofts	Houston, TX	352	55%	2010	2008	94%	1,201	36.0
Eclipse	Houston, TX	330	55%	2007	2009	98%	1,278	40.6
Fitzhugh Urban Flats	Dallas, TX	452	55%	2010	2009	93%	1,388	47.5
Grand Reserve (h)	Dallas, TX	149	100%	2010	2009	95%	2,300	25.6
Total Same Store		8,279			2009	94%	1,882	1,566.6

Stabilized Non-Comparable:
Colorado
Point 21	Denver, CO	212	55%	2012	2015	97%	1,798	44.6
Florida
The Mark	Boca Raton, FL	208	100%	2015	2015	96%	2,449	78.5
The Mile	Miami, FL	120	100%	2015	2016	90%	2,297	49.6
SoMa	Miami, FL	418	55%	2013	2016	96%	2,131	98.4
Georgia
Cyan on Peachtree	Atlanta, GA	329	55%	2013	2015	92%	2,052	65.2
New England
Everly	Wakefield, MA	186	55%	2012	2014	94%	2,076	42.5
Southern California
Blue Sol	Costa Mesa, CA	113	100%	2013	2014	97%	2,551	34.4
Ev	San Diego, CA	208	100%	2015	2015	100%	2,212	80.0
Verge	San Diego, CA	444	70%	2013	2016	95%	2,019	122.0
Texas
4110 Fairmount	Dallas, TX	299	55%	2012	2014	97%	1,579	39.1
Arpeggio Victory Park	Dallas, TX	377	55%	2012	2014	94%	1,531	52.6
Muse Museum District	Houston, TX	270	55%	2012	2014	97%	1,744	44.3
SEVEN	Austin, TX	220	55%	2011	2015	93%	2,845	56.6
Total Stabilized Non-Comparable		3,404			2015	95%	2,030	807.8

Lease Up (including Developments in lease up):
Mid-Atlantic
Nouvelle	Tysons Corner, VA	461	55%	2013	2015	66%	N/A	171.3
New England
Zinc	Cambridge, MA	392	55%	2012	2015	69%	N/A	175.7
Northern California
OLUME	San Francisco, CA	121	55%	2014	2016	84%	N/A	64.4
Texas
The Alexan (i)	Dallas, TX	365	50%	2013	N/A	30%	N/A	98.3
Total Lease Up		1,339			2015	59%	N/A	509.7
Total Operating Communities		13,022			2011	87%	$1,925	$2,884.1

						As of December 31, 2016
Consolidated Equity Investments	Location	Units	Ownership %(a)	Year of Initial Investment(b)	Estimated Quarter (“Q”) of Completion(c)	Total Net Real Estate (in millions)(f)
Developments under Construction by Geographic Region
Florida
Caspian Delray Beach	Delray Beach, FL	146	55%	2013	2Q 2017	$39.1
Southern California
Lucé	Huntington Beach, CA	510	65%	2014	3Q 2018	77.5
Total Developments under Construction		656				116.6
Total Real Estate, Net		13,678				$3,000.7

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

(c)
We consider a multifamily community complete when the community is substantially constructed or renovated and capable of generating all significant revenue sources. Accordingly, the date provided may be different from the completion dates defined in the various contractual agreements or the final issuance of any official regulatory recognition of completion related to each multifamily community. For multifamily communities that have undergone major development or expansion, we provide the most recent date as the year of completion. The weighted average year of completion for operating communities was based upon number of units.

(d)
Physical occupancy is defined as the number of residential units occupied for Same Store, Stabilized Non-Comparable and Lease Up communities as of December 31, 2016, divided by the total number of residential units. Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space. As of December 31, 2016, our stabilized multifamily communities have approximately 159,000 square feet of leasable retail space which is approximately 1% of total rentable area. Two large retail spaces are occupied under long-term leases by a national grocer and a national drug store, which make up approximately half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of December 31, 2016, approximately 73% of the 159,000 square feet of retail space was occupied. The calculation of total average physical occupancy rates is based upon weighted average number of residential units.

(e)
Monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2016 for Same Store and Stabilized Non-Comparable communities. Monthly rental revenue per unit includes in-place base rents for the occupied units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other recurring occupancy related charges for storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees. Because monthly rental revenue per unit during lease up is not a meaningful measurement, monthly rental revenue per unit is only presented for Same Store and Stabilized Non-Comparable communities as of December 31, 2016.

(f)	Costs are presented net of accumulated depreciation in accordance with GAAP. For developments, cost represents total costs incurred through December 31, 2016 without a reduction for depreciation.

(g)	In 2013, we completed construction of Phase II adding an additional 121 units.

(h)	Subsequent to December 31, 2016, the multifamily community was sold.

(i)
For our developments, we transfer costs of a property to land, building and improvements as units are completed and capable of generating operating revenue. As of December 31, 2016, The Alexan was 96% complete and is expected to be completed in 2017.

Debt Investments (a)	Location	Units	Maturity Date (b)	Fixed Interest Rate	Loan Balance as of December 31, 2016 (in millions)
Loan Investments by Geographic Region
Developments
Texas
Jefferson at Stonebriar (c)	Frisco, TX	424	June 2018	15.0%	$16.5
Jefferson at Riverside (c)	Irving, TX	371	June 2018	15.0%	10.2
Total Loan Investments		795			$26.7
_________________________________________________________

(a)	All of our debt investments are wholly owned.

(b)	The maturity date may be extended up to one year at the option of the borrower after meeting certain conditions, generally with the receipt of an extension fee of 0.50% of the applicable loan balance.

(c)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the community. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Our financing strategy includes obtaining financing that may be secured by our real estate investments. For the amount of encumbrances for each of our communities as of December 31, 2016, see “Schedule III - Real Estate and Accumulated Depreciation” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business operations and development. While it is not possible to ascertain the ultimate outcome of such matters, we do not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

As previously disclosed in our public filings, on November 10, 2015, Behringer, the Company’s former external advisor, filed a complaint in the District Court of Dallas County, Texas (the “District Court”) against us relating to the payment of certain fees (the “Disputed Fees”) under the terms of agreements entered into with Behringer in July 2013 and June 2014 in connection with our transition to a self-managed company. Specifically, Behringer made claims for damages to recover approximately $4.3 million in debt financing fees purportedly owed to it relating to our existing revolving credit facility as well as certain property-level debt financing arrangements. We made a counterclaim seeking approximately $1.5 million in refunds for development fees previously paid by us to Behringer in connection with the acquisition of Shady Grove. On February 10, 2017, we and Behringer agreed to settle all claims relating to the Disputed Fees pending before the District Court. Under the terms of the settlement agreement, we paid Behringer approximately $1.6 million in consideration for the settlement of the litigation in the District Court and a full release by both parties from all claims relating to the Disputed Fees.

The settlement of claims over the Disputed Fees does not address ongoing litigation over the terms of the Company’s outstanding Series A Preferred Stock. We disagree with an affiliate of Behringer, the sole holder of the Series A Preferred Stock (the “Behringer Preferred Stockholder”), on the timing of the start and end of the measurement period (as used in the Company’s charter, the “Measurement Period”) necessary to establish the appropriate conversion terms, including the conversion rate, of the Series A Preferred Stock. As previously reported in our Form 8-K filed with the SEC on October 3, 2016, our board of directors approved the determination that the Measurement Period for the conversion of Series A Preferred Stock into shares of the Company’s common stock in connection with a Listing (as defined in the Charter) begins on January 2, 2017 and ends on February 13, 2017.

On September 30, 2016, we filed a complaint and a motion for summary judgment in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”) against Behringer Harvard Holdings, LLC (“BHH”) and the Behringer Preferred Stockholder, seeking a judicial declaration that, among other things, the determination approved and adopted by our board of directors regarding the Measurement Period is, pursuant to the terms of our charter, valid, final, conclusive and binding upon us and every stockholder, including the Behringer Preferred Stockholder. Later that same day, Behringer filed a supplement to its complaint in the District Court seeking a contrary declaration. Subsequently, BHH and the Behringer Preferred Stockholder filed a motion to dismiss our complaint, which was denied by the Circuit Court on January 10, 2017. On February 8, 2017, the Circuit Court ordered BHH and the Behringer Preferred Stockholder to respond to our pending motion for summary judgment to address whether Section 5.4 of the Charter, which concerns the Measurement Period, is unambiguous and, therefore, dispositive of the dispute. The order established a deadline for BHH and the Behringer Preferred Stockholder’s opposition and for any reply from us in support of our position. A hearing on the motion has been scheduled for March 13, 2017. As a result of the prior determinations made by our board of directors and based on the trading price of our shares of common stock during the Measurement Period, all outstanding shares of Series A Preferred Stock were canceled on February 13, 2017 without further consideration.

At this time, the outcome and timing of the Circuit Court’s ruling on the Company’s judicial declaration request are uncertain and no assurances can be given with respect to the outcome of the declaration the Company is seeking from the Circuit Court. In addition, in the event the District Court rules in favor of BHH and the Behringer Preferred Stockholder, we cannot predict the consequences of such ruling, including the possibility of a monetary judgment against us or the effect of such ruling on the previously canceled shares of Series A Preferred Stock. For more information regarding the settlement agreement on the Disputed Fees and the status of the Series A Preferred Stock, please see our Form 8-K filed with the SEC on October 3, 2016 and our Form 8-K filed with the SEC on February 17, 2017.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the ticker symbol “MORE”. The following table sets forth the high and low sales prices per share of common stock by quarter for the years ended December 31, 2016 and 2015, as reported by the NYSE. On January 31, 2017, there were 3,082 holders of record of an aggregate of 166.9 million shares of our outstanding common stock. The number of holders of record does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2016		2015
	Sales Price		Sales Price
	High	Low	High	Low
Quarter ended March 31,	$10.20	$7.67	$10.00	$8.79
Quarter ended June 30,	10.54	9.52	9.79	8.96
Quarter ended September 30,	10.90	9.76	9.70	9.03
Quarter ended December 31,	10.88	9.83	10.25	9.12
At present, we expect to continue our policy of paying regular quarterly cash dividends. However, the form, timing and/or amount of dividend distributions will be declared at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual and capital gain distribution requirements under the REIT provisions of the Code and other factors as the board of directors may consider relevant. The board of directors may modify our dividend policy from time to time.
On February 22, 2017, our board of directors authorized a dividend on our common stock for the first quarter of 2017 of $0.075 per share. The dividend will be payable on April 7, 2017 to all common stockholders of record as of March 31, 2017.

Distribution Activity

The following table shows the regular distributions declared for the years ended December 31, 2016 and 2015 (in millions, except per share amounts):

	Total Distributions Declared (a)	Declared Distributions Per Share
2016
Fourth Quarter	$12.5	$0.075
Third Quarter	12.5	0.075
Second Quarter	12.5	0.075
First Quarter	12.5	0.075
Total	$50.0	$0.300

2015
Fourth Quarter	$12.5	$0.075
Third Quarter	12.5	0.075
Second Quarter	12.5	0.075
First Quarter	12.5	0.075
Total	$50.0	$0.300

(a)   Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates each quarter.

For a discussion of limitations contained in the $200 Million Facility and other factors that may restrict our future distributions, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distribution Policy” and Part I, Item IA. “Risk Factors” of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from November 21, 2014 through December 31, 2016, among the Company, the Standard & Poor’s (“S&P”) 500 Index, the Russell 2000 Index, the MSCI US REIT (“RMS”) Index and the FTSE NAREIT Apartment Index. The graph assumes that $100 was invested on November 21, 2014 (the first trading day of our common stock) in our common stock and in each index and that all dividends were reinvested.  The return for each date represents the total cumulative stockholder return from November 21, 2014 to such date. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Source: SNL Financial

	Cumulative Return from November 21, 2014 to as of Date
	12/31/2014	12/31/2015	12/31/2016
Monogram Residential Trust, Inc.	3.7%	12.8%	28.8%
S&P 500 Index	0.5%	1.9%	14.1%
Russell 2000 Index	3.1%	(1.4)%	19.6%
MSCI US REIT (RMS) Index	4.4%	7.0%	16.2%
FTSE NAREIT Apartment Index	4.0%	21.1%	24.6%

Recent Sales of Unregistered Securities
During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities - Common Stock

No equity securities were purchased by us during the quarter ended December 31, 2016. During the quarter ended December 31, 2016, we withheld 1,358 shares of common stock from issuance in accordance with applicable restricted stock unit award agreements in order to satisfy tax withholding requirements.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information regarding our incentive award plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	925,264	—	18,827,209
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	925,264	—	18,827,209
_________________________________

(a)
Restricted stock and restricted stock units that were granted to our directors and certain employees and had not been settled as of December 31, 2016, are included in the number of securities to be issued upon exercise of outstanding options, warrants and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants and rights as there is no exercise price associated with the restricted stock and restricted stock units.

Item 6.    Selected Financial Data
The following table lists the number of investments, the type of investments (equity or debt) and each investment's classification as stabilized, lease up or development for the last five years:

	As of December 31,
	2016	2015	2014	2013	2012
Reporting Classifications:
Consolidated communities	51	56	55	54	50
Investments in unconsolidated real estate joint ventures	—	—	1	1	1
Total investments	51	56	56	55	51

Investment Classifications:
Equity investments
Stabilized communities	43	40	34	32	36
Lease up (including developments in lease up)	4	6	6	2	—
Development (under development and construction)	2	5	11	16	10
Land held for future development	—	1	1	1	1
Total equity investments	49	52	52	51	47
Debt investments
Mezzanine loans	2	4	4	4	4
Total investments	51	56	56	55	51

The number of investments has varied over time due to acquisitions, dispositions and, in the case of debt investments, final payoff by the borrower. Through 2014 we were net acquirers, primarily in developments. In 2016, we sold two equity investments, one of which included an investment in land held for future development, and two debt investments were paid off.
The number of communities classified as stabilized, development or lease up has generally varied depending on the progress of our development program. Operating communities will generally report higher amounts of revenues, depreciation, amortization and cash flow activities than development and lease up communities. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$74.4	$83.7	$116.4	$319.4	$450.6
Net operating real estate	2,880.3	2,768.0	2,143.3	1,975.7	2,054.1
Construction in progress, including land	120.4	333.2	716.9	479.2	151.6
Total assets	3,200.1	3,268.0	3,091.0	2,886.5	2,736.2
Debt, net (a)	1,530.2	1,506.8	1,179.1	1,027.0	981.1
Total liabilities	1,630.6	1,610.3	1,318.8	1,130.2	1,039.8
Redeemable, noncontrolling interests	29.1	29.1	32.0	22.0	8.6
Non-redeemable, noncontrolling interests	411.3	461.8	540.7	456.2	365.4
Total equity attributable to common stockholders	1,129.1	1,166.7	1,199.5	1,278.1	1,322.5
Total equity	1,540.4	1,628.6	1,740.2	1,734.3	1,687.8

(a)
As a result of the adoption of the new accounting standard related to debt issuance costs effective January 1, 2016, unamortized debt issuance costs are netted against debt on the consolidated balance sheet. The standard required a retrospective application to all prior periods presented. For further discussion, see Note 2, “Summary of Significant

Accounting Policies - Recently Adopted Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Rental revenues	$280.7	$238.1	$209.0	$190.6	$171.8
Interest income	7.1	10.2	10.6	8.5	7.2
Depreciation and amortization expenses	(123.6)	(102.7)	(93.3)	(84.3)	(97.9)
Interest expense (including amortization of deferred financing costs	(50.0)	(34.6)	(23.9)	(25.7)	(33.2)
Gains on sale of real estate (a)	43.6	83.0	16.4	50.8	13.3
Income (loss) from continuing operations (a)	7.9	66.7	0.3	(17.5)	(40.8)
Net income (loss)	7.9	66.7	0.3	32.6	(30.2)

Income (loss) from continuing operations per share (b)	0.06	0.44	(0.04)	(0.08)	(0.15)
Distributions declared per share	0.30	0.30	0.34	0.35	0.41

Cash Flow Data:
Cash provided by operating activities	106.4	102.6	67.7	76.7	63.4
Acquisitions of real estate	—	(213.5)	—	(108.0)	(67.6)
Construction in progress	(97.0)	(329.1)	(474.3)	(326.0)	(123.9)
Proceeds from sales of real estate	121.5	250.3	33.4	205.3	23.9
Cash used in investing activities	(34.6)	(396.8)	(454.4)	(306.6)	(221.6)
Cash (used in) provided by financing activities	(81.1)	261.5	183.7	98.7	(46.6)

Other Information:
FFO attributable to common stockholders - NAREIT defined (c)	58.2	64.4	44.9	42.0	38.3
___________________________________

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

Overview

General

We are a fully integrated self-managed REIT that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goal is to increase long-term shareholder value through the operation, acquisition, and development of our multifamily communities and, when appropriate, the disposition of multifamily communities in our portfolio. We plan to achieve our financial goal by allocating capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development with a focus on communities in select markets across the United States. These include luxury high-rise, mid-rise and garden style multifamily communities. Our targeted communities include existing core communities as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities. As of December 31, 2016, our portfolio includes investments in 51 multifamily communities in 10 states comprising 14,473 residential units.
Our investments may be wholly owned by us or held through CO-JVs.  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. We are the managing member for each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are PGGM and NPS. Our arrangements with PGGM provide for additional sources of capital, fees and promoted interests over the term of the joint venture. Accordingly, while we may sell certain PGGM CO-JVs or buyout PGGM’s interest from time to time, in whole or in part, we expect to continue to enter into additional CO-JVs with PGGM. On the other hand, while our MW CO-JVs do provide fee income, some degree of operational efficiency and the possibility of purchasing their interests, they do not generally provide additional capital. Accordingly, we expect the aggregate number of our MW CO-JVs to decline over time as communities are sold or we buy out our partner’s ownership interest in the underlying multifamily communities.

Our equity ownership in the PGGM and MW CO-JVs is generally 55% but for certain CO-JVs we have a higher equity ownership. However, this ownership percentage has been different in the past and could vary in the future, either higher or lower, due to our evaluation of a particular investment or our overall portfolio assessment for capital and risk allocations. For the PGGM CO-JVs we receive a promoted back end interest if certain return thresholds have been met. As of December 31, 2016, we have not achieved those thresholds based on actual distributions to date. Developer Partners generally have no or limited invested capital, but do have back end interests that provide promoted payments if certain return thresholds have been met. As of December 31, 2016, none of the Developer Partners have achieved those thresholds based on actual distributions to date. Accordingly, we do not anticipate Developer Partners will have a significant participation in any recurring operations.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the year ended December 31, 2016 and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Annual Report on Form 10-K.

Property Operations

Rental revenues for the year ended December 31, 2016 increased $42.6 million over the comparable period of 2015 due primarily to the lease up of multifamily communities in our development program, partially offset by the effects of sales of multifamily communities in 2015 and 2016. Our multifamily communities currently classified as stabilized non-comparable and lease up accounted for $48.7 million of the increase in rental revenues for the year ended December 31, 2016. During 2016, seven communities began lease up or reached stabilization, representing 2,005 units and approximately 15% of our operating units as of December 31, 2016. Rental revenues from Same Store multifamily communities increased $4.4 million primarily due to increases in rental rates. These increases were partially offset by a decrease of $10.5 million related to multifamily communities sold in 2015 and 2016. In 2015, we sold two communities with 690 units and a net book value of $131.1 million, and in 2016, we sold two communities with 417 units and a net book value of $76.0 million, combined for both years approximately 9% of our operating units as of December 31, 2016.

Our operating results generally benefited from favorable demand fundamentals in most of our markets. For the entire Same Store portfolio we were able to increase rental revenue per unit approximately 2% during 2016. In certain markets, particularly South Florida and Las Vegas, we were also able to increase occupancy year over year. However, in other markets, increased construction and supply of multifamily units have led to rental concessions and occupancy declines. These were primarily focused in Houston, San Francisco, Denver, Atlanta and Washington D.C. markets. We believe these trends will continue into 2017, but for certain of these markets, particularly in the coastal markets, we believe the underlying demand fundamentals are still positive and after the short term effects of oversupply are absorbed, those markets will return to historical rental revenue growth rates.  When we believe a market will underperform other investment opportunities, we will consider temporarily or permanently exiting those markets. That was the case in 2015 when we exited Chicago.

Our operating multifamily communities include those with any recurring lease revenues, which may include developments in lease up. Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year. As of December 31, 2016, our operating multifamily communities included 47 communities (including one development in lease up), consisting of 30 Same Store communities, 13 stabilized communities that were not yet categorized as Same Store and four communities that were in various stages of lease up (including one development in lease up). As of January 1, 2016, three additional communities qualified for Same Store classification. In 2016, we sold two Same Store communities for a net increase of one Same Store community from 29 Same Store communities as of December 31, 2015 to a total of 30 Same Store communities as of December 31, 2016.

Lease up of Developments

During 2016, the lease up of our development communities accounted for a significant portion of our rental revenue growth from 2015, representing 90% of our total rental revenue growth. As of December 31, 2016, our development program includes four communities that are not yet stabilized.

We expect that our development program, as construction is completed and each community leases up, will continue to account for a significant portion of revenue and operational growth. The four communities noted above as not yet stabilized as of December 31, 2016 include 1,339 units and were only 59% occupied in the aggregate as of December 31, 2016. Based on our current development schedule (including developments under construction), we expect to add the following communities and units per year to our operating portfolio:

	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
2017	1	146	1%
2018	1	510	4%
Total	2	656	5%

(a)	As of December 31, 2016, we had 13,022 operating units which includes four communities in lease up.

Development Activity

As of December 31, 2016, we have three multifamily communities in our development program. As of December 31, 2016, one of the three developments is 96% complete, currently leasing and is 30% occupied. The remaining two developments are in vertical construction and based on the costs incurred as a percentage of total estimated costs, are approximately 49% complete. We expect one of these developments to be completed during 2017 and the other development by the end of 2018. Full stabilization of operations generally takes an additional nine to 18 months depending on the size of the community.

As of December 31, 2016, we have approximately $136.2 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to real estate that still have remaining costs. As of December 31, 2016, approximately $98.8 million of our remaining development costs are expected to be funded from committed construction financing and $14.2 million primarily from PGGM. We generally seek property-specific financing at 40-60% of construction costs but may also utilize our credit facility or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development program, the amount drawn under our construction loans and/or credit facility, and therefore our overall leverage will be increasing in the near term. As these development projects stabilize, we intend to evaluate deleveraging and long-term financing options.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant and were $9.9 million in 2016, compared to $20.6 million in 2015. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period, the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. Of the $9.9 million capitalized for the year ended December 31, 2016, $2.2 million relates to developments with no anticipated future capitalized interest, and $7.7 million relates to developments with capitalized interest and real estate taxes expected to continue in 2017 and later. The cessation of capitalized interest in 2016 was a significant contributing factor in our increase of interest expense during 2016 compared to 2015.

Sales Activity

During 2016, we sold two multifamily communities (one of which included land held for future development), in Concord, California and Atlanta, Georgia, with 417 units for net sales proceeds of $121.5 million and gains on sale of real estate of $43.6 million. A portion of the reported gain on sale of real estate has been deferred, reducing the gain by $2.0 million, pending our release from related development and construction agreements. These communities reported $7.9 million and $9.4 million of revenues in 2016 and 2015 (through the sales date), respectively. Our share of the net sales proceeds (net of distributions to noncontrolling interests) was approximately $93 million. Approximately $36.0 million of our share of sales proceeds was used to pay down our credit facilities and fund our share of development costs. Approximately $56.8 million of our share of proceeds was placed in an escrow for a tax like-kind exchange, where the replacement property, a 175-unit multifamily community in Los Angeles, California, was acquired in January 2017.

In February 2017, we sold a 149-unit multifamily community in Dallas, Texas, completing the tax like-kind exchange for gross sales proceeds of $40.5 million and a gain on sale of real estate of approximately $16.0 million. The community reported $4.1 million and $4.0 million of revenues in 2016 and 2015, respectively.

Financing Activity

During 2016, we refinanced $167.0 million of mortgages due in 2016 with new mortgages with principal of $171.7 million, a weighted average term of 4.4 years and a weighted average interest rate of 2.84%. From the refinancing, we received $4.7 million in proceeds in excess of the prior mortgage principal balances.

During 2016, two PGGM CO-JV multifamily developments separately closed on construction loans with aggregate commitments of $104.4 million and a weighted average interest rate of LIBOR plus 2.53%, maturity of 3.4 years and extension options of one to two years. As of December 31, 2016, all of our current developments have committed construction loans.

During 2016, we paid down our credit facilities by $39.0 million primarily from our share of net sales proceeds as described above.

Other Activities

During 2016, two of our debt investments totaling $27.6 million were repaid. During 2016, we funded $17.3 million related to existing debt investments. Accordingly, we had a smaller amount of debt investments outstanding on a weighted average basis for 2016 than 2015 and approximately $3.1 million less interest income in 2016, compared to 2015. The weighted average maturity of our remaining debt investments is 1.5 years with a weighted average interest rate of 15%.

In the second quarter of 2016, we completed a reduction in workforce which resulted in a one time charge to general and administrative expenses of approximately $1.2 million. As a result, compensation expenses included in our general and administrative expenses have subsequently reduced and for the fourth quarter of 2016 were lower than the same quarter of 2015 by $1.0 million, of which approximately $0.6 million of the reduction related to reduced stock compensation expense. The reduction in workforce reduced our staff compensation expenses for the fourth quarter of 2016 and was a significant contributor to the reduced general and administrative expenses. Also in the fourth quarter of 2016, we recognized $1.6 million of expense related to a settlement of a fee dispute with our former advisor.

Results of Operations

The year ended December 31, 2016 as compared to the year ended December 31, 2015

Rental Revenues

The following table presents our rental revenue by classification for the years ended December 31, 2016 and 2015 (in millions):

	For the Year Ended December 31,
	2016	2015	$ Change
Rental revenue
Same Store	$193.3	$188.9	$4.4
Stabilized Non-Comparable	68.3	30.5	37.8
Lease up	11.2	0.3	10.9
Dispositions and other non-lease up developments	7.9	18.4	(10.5)
Total rental revenue	$280.7	$238.1	$42.6

Rental revenues for the year ended December 31, 2016 were $280.7 million compared to $238.1 million for the year ended December 31, 2015.  Same Store revenues, which accounted for approximately 69% of total rental revenues for 2016 increased 2.3% or $4.4 million.  The majority of this increase in Same Store revenues is related to an approximate 2% increase in the Same Store monthly rental revenue per unit for the year ended December 31, 2016 as compared to the same period of 2015 partially offset by a decrease of approximately 0.2% in Same Store occupancy, on a weighted average basis. Our 2015 acquisitions of three multifamily communities representing 536 units were in various stages of lease up during 2015. As of December 31, 2016, these three communities had a weighted average occupancy of 90%, an occupancy increase of 56% and a revenue increase of $9.0 million as compared to December 31, 2015. In addition, communities that were stabilized non-comparable or in lease up as of December 31, 2016 were 86% occupied as of December 31, 2016, compared to 57% occupied at December 31, 2015, resulting in $39.7 million of higher revenue in 2016 compared to 2015. Accordingly, acquisitions in 2015 and development lease ups, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $79.5 million for the year ended December 31, 2016, an increase of $48.7 million from the comparable period in 2015. During 2015 and 2016, we sold a total of four operating communities, representing a total of 1,107 units. These sold communities produced $18.4 million of revenue in 2015 compared to $7.9 million of revenue in 2016, a decrease in revenue of $10.5 million.

Property Operating and Real Estate Tax Expenses

The following table presents our property operating expenses and real estate tax expenses by classification for the years ended December 31, 2016 and 2015 (in millions):

	For the Year Ended December 31,
	2016	2015	$ Change
Property operating expenses, including real estate taxes
Same Store	$67.5	$67.1	$0.4
Stabilized Non-Comparable	31.9	17.6	14.3
Lease up	10.3	1.9	8.4
Dispositions and other non-lease up developments	3.7	7.5	(3.8)
Corporate property management expense	10.3	7.8	2.5
Total property operating expenses, including real estate taxes	$123.7	$101.9	$21.8

Total property operating and real estate tax expenses for the years ended December 31, 2016 and 2015 were $123.7 million and $101.9 million, respectively.  Same Store property operating expenses and real estate taxes, accounted for approximately 55% of total property operating expenses and real estate taxes for the year ended December 31, 2016. The acquisitions in 2015 and development lease ups noted above, which include both stabilized non-comparable communities and lease ups, accounted for $22.7 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $9.7 million due to the decrease in capitalized real estate taxes as developments in our development program are completed and higher property tax assessed valuations on our multifamily communities. Since early 2015, seven developments have been completed and transferred to operating and real estate resulting in a decrease of $2.4 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the year ended December 31, 2016 compared to the same period in 2015. Of the remaining $7.3 million increase in real estate tax expenses, $3.7 million related to developments that stabilized in 2015 or 2016. Corporate-related and other property management expenses of $10.3 million for the year ended December 31, 2016 increased $2.5 million compared to the same period in 2015. Approximately $0.8 million of the increase related to a reduction in workforce during May 2016, of which $0.2 million was attributable to net accelerated stock-based compensation. The remainder of the management expense increase was principally due to 2015 staffing increases incurred for a full period in 2016. Sales of multifamily communities during 2015 and 2016 resulted in a decrease in property operating expenses and real estate taxes of $3.8 million.

General and Administrative Expenses.  General and administrative expenses increased by $3.3 million for the year ended December 31, 2016 compared to the same period of 2015. Approximately $1.2 million of the increase related to a reduction in workforce during May 2016, of which $0.3 million was attributable to net accelerated stock-based compensation. Additionally, $1.0 million of the increase was incurred due to litigation and related matters with Behringer.

Acquisition, Investment and Development Expenses. Acquisition, investment and development expenses decreased by $4.3 million for the year ended December 31, 2016 compared to the same period of 2015. The decrease is principally related to the $3.1 million impairment recorded on a development the Company sold in 2015. We did not record any impairment losses in 2016.

Interest Expense. For the years ended December 31, 2016 and 2015, we incurred total interest charges, net of other finance fees, of $50.5 million and $46.3 million, respectively. The increase in total interest expense was due to a net increase in our mortgages and notes payable, primarily construction loans of $58.5 million from December 31, 2015 to December 31, 2016. This increase was offset by amounts capitalized, substantially related to our development communities. For the years ended December 31, 2016 and 2015, we capitalized interest expense of $7.7 million and $16.5 million, respectively, and accordingly, recognized net interest expense for the years ended December 31, 2016 and 2015 of approximately $43.9 million and $30.4 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when capitalization of interest expenses ceases. During 2016, $290.0 million was transferred from construction in progress to operating real estate. We expect increases in rental revenue and operating results from these developments to offset increases in interest expense as the communities lease up and stabilize. These increases are only partially offset by the use of sales proceeds to reduce debt. Our credit facility average balances decreased $32.0 million in 2016 compared to 2015.

Depreciation and Amortization.  Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $123.6 million and $102.7 million, respectively.  Depreciation and amortization primarily includes depreciation of our multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase is principally the result of the depreciation expense related to acquisitions of multifamily communities in 2015 and the transfer to operating real estate of multifamily development communities completed in 2016 and 2015. During the years ended December 31, 2016 and 2015, we transferred $290.0 million and $679.4 million, respectively, from construction in progress to operating real estate. These increases were only partially offset by the sales of two multifamily communities in 2016 and two operating multifamily communities in 2015, which decreased our depreciable real estate costs by approximately $190.6 million beginning in June 2015.

Settlement Expenses with Former Advisor. During 2016, we recognized $1.6 million of expense related to the settlement of a fee dispute with Behringer. The settlement was paid in the first quarter of 2017. See “Part I — Item 3. Legal Proceedings” for additional discussion.

Interest Income. Interest income for the years ended December 31, 2016 and 2015 was $7.1 million and $10.2 million, respectively. Interest income decreased $3.1 million in 2016 compared to 2015 due to net collections (collections in excess of new advances) of $10.3 million in 2016 and $27.2 million in 2015.

Gains on Sales of Real Estate. Gains on sales of real estate for the year ended December 31, 2016 represents the gains recognized from the sales of Renaissance and The Reserve at LaVista Walk and excludes $2.0 million from the sale of Renaissance that was collected but recognized as deferred revenue. Gains on sale of real estate for the year ended December 31, 2015 represents the gains recognized from the sale of Burnham Pointe and Uptown Post Oak.

The year ended December 31, 2015 as compared to the year ended December 31, 2014

Rental Revenues

The following table presents the classifications of our rental revenue for the years ended December 31, 2015 and 2014 (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Rental revenue
Same Store	$181.1	$173.3	$7.8
Stabilized Non-Comparable	44.7	17.9	26.8
Lease up	3.3	—	3.3
Dispositions and other non-lease up developments	9.0	17.8	(8.8)
Total rental revenue	$238.1	$209.0	$29.1

Rental revenues for the year ended December 31, 2015 were $238.1 million compared to $209.0 million for the year ended December 31, 2014.  Same Store revenues, which accounted for approximately 76% of total rental revenues for 2015 increased 4.5% or $7.8 million.  The majority of this increase in Same Store revenues is related to an approximate 3.2% increase in the Same Store monthly rental revenue per unit for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and an increase of approximately 1% in Same Store occupancy, on a weighted average basis. Acquisitions and developments, which include both stabilized non-comparable communities and lease ups, produced rental revenues of $48.0 million for the year ended December 31 2015, an increase of $30.1 million from the comparable period in 2014. Sales of multifamily communities in 2015 and 2014 resulted in a decrease of $8.8 million in rental revenues for the year ended December 31, 2015 compared to the comparable period of 2014.

Property Operating and Real Estate Tax Expenses

The following table presents the classifications of our property operating expenses and real estate tax expenses for the years ended December 31, 2015 and 2014 (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Property operating expenses, including real estate taxes
Same Store	$64.5	$61.7	$2.8
Stabilized Non-Comparable	20.0	10.4	9.6
Lease up	5.6	—	5.6
Dispositions and other non-lease up developments	4.0	6.7	(2.7)
Corporate property management expense	7.8	7.0	0.8
Total property operating expenses, including real estate taxes	$101.9	$85.8	$16.1

Total property operating and real estate tax expenses for the years ended December 31, 2015 and 2014 were $101.9 million and $85.8 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 63% of total property operating expenses and real estate taxes for 2015. The Same Store total property operating expenses increase of $2.8 million primarily related to the increase in Same Store onsite management expenses, real estate taxes, and maintenance costs, a portion of which related to extraordinary snow removal and related winter costs in 2015. Property operating and real estate tax expenses from our stabilized non-comparable portfolio increased $9.6 million for the year ended December 31, 2015 compared to 2014 as seven recently completed developments stabilized during 2015. Developments in lease up during 2015 had property operating and real estate tax expenses of $5.6 million. Offsetting these increases was the decrease in property operating and real estate tax expenses of $2.7 million related to the change in expenses for multifamily communities sold in 2015. Corporate and other property management expenses for the year ended December 31, 2015 of $7.8 million increased $0.8 million compared to the comparable period in 2014. The increase was principally related to compensation.

Asset Management Fees. Asset management fees for the year ended December 31, 2015 decreased by $3.8 million compared to the same period of 2014. Our asset management fees terminated in connection with the closing of our transition to self-management in June 2014.

General and Administrative Expenses.  General and administrative expenses increased by $5.2 million for the year ended December 31, 2015 compared to the same period of 2014. Approximately $3.3 million of the increase related to compensation, office expenses and related expenses for the year ended December 31, 2015 compared to the comparable period of 2014 primarily related to a full year of self-management in 2015 compared to a partial year in 2014. The remaining increase is primarily related to the increased expense associated with the amortization of our stock- based compensation of $2.2 million for the year ended December 31, 2015 compared to 2014.

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

Acquisition,Investment and Development Expenses. Acquisition, investment and development expenses increased by $3.6 million for the year ended December 31, 2015 compared to the same period of 2014. We review our investments for impairments in accordance with GAAP and during 2015 we recorded an impairment of $3.1 million related to one of our developments which we subsequently sold in June 2015. We did not record any impairment losses in 2014.

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

Gains on Sales of Real Estate. Gains on sales of real estate for the year ended December 31, 2015 represents the gains recognized from the sales of Burnham Pointe and Uptown Post Oak. Gains on sale of real estate for the year ended December 31, 2014 represents the gain recognized from the sale of Tupelo Alley.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2015 to December 31, 2016.

Total real estate, net, decreased approximately $100.5 million for the year ended December 31, 2016. This decrease was principally due to the sale of two multifamily communities and land held for development carried at a net book value of $76.0 million and increased accumulated depreciation of $104.8 million, a result of increased depreciation expense related to multifamily development communities completed in 2016 and 2015. This decrease was partially offset by $77.3 million of development costs and additions to real estate of $9.1 million incurred for the year ended December 31, 2016.

Substantially all of the proceeds from the sale of Renaissance were used to repay our credit facilities or distributed to noncontrolling interests, accounting for the main decreases in these balances. The proceeds from the sale of The Reserve at LaVista Walk were held in a tax like-kind exchange escrow accounting for the $56.8 million balance at December 31, 2016. The tax like-kind exchange escrow was used in the first quarter of 2017 to partially fund a multifamily community acquisition.

Other assets, net decreased $13.7 million during 2016 primarily due to collections of notes receivables and other assets related to our real estate sales.

Construction costs payable decreased $10.1 million during 2016 due to the completion of developments noted above. We expect construction costs payable to decrease in 2017 as we complete our remaining development program.

Cash Flow Analysis

Similar to our discussion above related to “Results of Operations,” many of our cash flow results are affected by the transition of many of our multifamily communities from lease up to stabilized operations, along with changes in the number of our developments.  We anticipate continued investment in our development program and other multifamily investments. We expect these investments will increase cash flows from operating activities as the developments lease up and stabilize. However, as the existing program is completed, we expect the pace of new development to moderate. Accordingly, our sources and uses of funds may not be comparable in future periods.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015

Cash flows provided by operating activities for the year ended December 31, 2016 were $106.4 million as compared to cash flows provided by operating activities of $102.6 million for the same period in 2015.  The lease up of our developments, as discussed above, accounted for a substantial portion of the increase. These increases were partially offset by increased interest expense payments of $13.2 million during 2016 compared to 2015. We also received $4.5 million of fee income related to our acquisition of noncontrolling interests in the PGGM CO-JVs during the year ended December 31, 2015. We did not have a similar fee collection in 2016. We also incurred one-time payments of $1.5 million related to a second quarter 2016 reduction in workforce.

Cash flows used in investing activities for the year ended December 31, 2016 were $34.6 million compared to cash flows used in investing activities of $396.8 million during the comparable period of 2015.  During 2015, we acquired noncontrolling interests for $121.6 million and acquired two multifamily communities and one development for $213.5 million, while no acquisitions occurred during 2016. Expenditures related to our development program during the year ended December 31, 2016 decreased $232.0 million compared to the same period in 2015. We expect capital expenditures related to our development program to be a significant use of cash through 2017 but trending lower. Proceeds from the sales of real estate decreased by $128.8 million for the year ended December 31, 2016 compared to same period in 2015 as fewer and smaller sized multifamily communities were sold in 2016 compared to 2015. Net collections of notes receivable were $10.3 million in 2016, compared to $27.2 million in 2015. In future periods, collection of notes receivable and proceeds from sales of real estate may not be recurring. During 2016, we placed $56.8 million of our sales proceeds in a tax like-kind exchange escrow. In the first quarter of 2017, the escrow was used to partially fund a multifamily community acquisition.

Cash flows used in financing activities for the year ended December 31, 2016 were $81.1 million compared to cash flows provided by financing activities of $261.5 million for the year ended December 31, 2015.  The decrease in financing related proceeds was primarily due to decreased development activity as described above, resulting in less development financing. During the year ended December 31, 2016, the reduced development activity resulted in $64.9 million of net construction loan fundings compared to $274.7 million of net construction loan fundings for the comparable period in 2015. From our 2016 sales proceeds, we used approximately $36.0 million to pay down our credit facilities. We also refinanced four mortgages and notes payable receiving $171.7 million and paying principal of $167.0 million. For the year ended December 31, 2016, contributions from noncontrolling interests were $12.5 million compared to $37.3 million for the comparable period in 2015 with the decrease due to decreased joint venture activity also related to decreased development activity and the increased operating cash flows from the completion and the lease up of CO-JV developments.

For the year ended December 31, 2015 as compared to the year ended December 31, 2014

Cash flows provided by operating activities for the year ended December 31, 2015 were $102.6 million as compared to cash flows provided by operating activities of $67.7 million for the same period in 2014.  Increases in operations, primarily related to lease up of our developments, as discussed above, accounted for a substantial portion of the increase. For the year ended December 31, 2014, transition payments related to our transition to a self-managed company were $11.0 million. For the year ended December 31, 2015, we had no such payments. We received increased interest collections from notes receivable and other cash investments for the year ended December 31, 2015 over the comparable period of 2014 of $8.7 million. We also received $4.5 million of fee income related to our acquisition of noncontrolling interests in the PGGM CO-JVs during 2015.

Cash flows used in investing activities for the year ended December 31, 2015 were $396.8 million compared to cash flow used in investing activities of $454.4 million during the comparable period of 2014.  During 2015, we acquired noncontrolling interests for $121.6 million, and acquired two multifamily communities and one development for $213.5 million. Expenditures related to our development program during the year ended December 31, 2015 decreased $145.2 million compared to the same period in 2014. Proceeds from the sales of real estate increased by $216.9 million for the year ended December 31, 2015 compared to same period in 2014 as a results of the sale of two multifamily communities and one development in 2015 compared to one property in the comparable period of 2014. Collections of notes receivable were $37.1 million in 2015. For 2014, we had no such collections.

 Cash flows provided by financing activities for the year ended December 31, 2015 were $261.5 million compared to cash flows provided by financing activities of $183.7 million for the year ended December 31, 2014.  During the year ended December 31, 2015, we received proceeds from new financings on three of our stabilized multifamily communities and draws under construction loans of $372.2 million and our credit facilities of $342.0 million. We also repaid $84.7 million of mortgages payable and credit facilities payments of $306.4 million.  For the year ended December 31, 2015, contributions from noncontrolling interests were $37.3 million compared to $126.9 million for the comparable period in 2014 in joint venture activity related to our developments. Cash distributions paid on our common stock for the year ended December 31, 2015 were $50.0 million, compared to $28.7 million in the comparable period in 2014, primarily due to the suspension of our distribution reinvestment plan (“DRIP”) in 2014. On November 4, 2014 in connection with our listing on the NYSE, our board of directors approved the termination of the DRIP. No redemptions of our common stock were paid for the year ended December 31, 2015. Redemptions of $36.3 million were paid during the year ended December 31, 2014.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $74.4 million as of December 31, 2016.  As of December 31, 2016, the Company also had $350 million of total borrowing capacity under our credit facilities with current available capacity of $283.3 million based on existing collateral. As of December 31, 2016, $10.0 million in borrowings was outstanding under these facilities. Subsequent to December 31, 2016, we retired the $150 million credit facility (the “$150 Million Facility”), reducing our total borrowing capacity to $200.0 million. As discussed below, we are currently evaluating a replacement of the credit facility or other financing alternatives.

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

We expect to utilize our cash balances, cash flow from operating activities and our credit facility predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, a portion of which we expect to pay from our cash balances and credit facility as well as other sources discussed below.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facility. As of December 31, 2016, our cash and cash equivalent balance was $74.4 million and we had two credit facilities outstanding. Effective February 28, 2017, we retired the $150 Million Facility by drawing on our $200 million revolving credit facility (the $200 Million Facility”), resulting in total borrowing capacity of $200 million and current available capacity of approximately $162.0 million.

Our consolidated cash and cash equivalent balance of $74.4 million as of December 31, 2016 includes approximately $28.8 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us and our Co-Investment Venture partners.

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

Cash flow from operating activities was $106.4 million for the year ended December 31, 2016 compared to $102.6 million for the comparable period in 2015.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings or provided from the sale of real estate, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $26.3 million and $17.7 million for the years ended December 31, 2016 and 2015, respectively. Our net share of cash flow from operating activities was $80.1 million and $84.9 million for the years ended December 31, 2016 and 2015, respectively. We expect cash flow to increase as developments lease up and stabilize, as discussed above.

With our positive consolidated cash flow from operating activities, we are able to fund operating costs of our multifamily communities, interest expense and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses and interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating communities, the most significant exceptions to our 30 day payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our share of operating cash flows to increase as our development program is completed and leases up. During 2016, 606 additional units have become operational and begun generating revenues.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

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

We currently have the $200 Million Facility and are evaluating options to replace the $150 Million Facility. With the retirement, we now have an additional $103.8 million of unencumbered real estate.

We intend to continue to use our current and future credit facilities to provide greater flexibility in our cash management and to provide funding for our development program, acquisitions, repositioning debt, and on an interim basis, for our other short term needs. We also intend to draw on the credit facility to bridge liquidity requirements between other sources of capital, including other long-term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facility to fluctuate over time.

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

◦
The $200 Million Facility is primarily supported by equity pledges of wholly-owned subsidiaries of the Company and is secured by (i) a first mortgage lien and an assignment of leases and rents against two wholly owned multifamily communities and any communities later added by the Company and (ii) a first priority perfected assignment of a portion of certain of the Company’s notes receivable.

As noted above, the $150 Million Facility was retired in February 2017. We are currently evaluating options to either replace the $150 Million Facility or seek other financing alternatives.

Pursuant to the $200 Million Facility, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion and liquidity of at least $15.0 million, consolidated indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters, and a limit on distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods. See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculations of funds from operations and a reconciliation to GAAP net income.

Based on our financial data as of December 31, 2016, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under the credit facility as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facility are subject to periodic revaluations, either increasing or decreasing available borrowings. Should we enter into other credit facilities, we expect similar financial covenants.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facility for the initial funding. We may also use the credit facility for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities and the average interest rates for the year ended December 31, 2016, are summarized as follows (dollar amounts in millions; LIBOR at December 31, 2016 was 0.77%):

	As of December 31, 2016			For the Year Ended December 31, 2016
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
$150 Million Facility (b)	$10.0	$73.3	2.78%	$37.6	2.54%	$57.0
$200 Million Facility	—	200.0	3.27%	0.3	2.93%	5.0
Total credit facilities payable	10.0	$273.3		$37.9		$62.0
Less: deferred financing costs, net	(2.0)
Total credit facilities payable, net	$8.0

(a)	The average rate is based on month-end interest rates for the period.

(b)	The $150 Million Facility was retired in February 2017.

During the first quarter of 2017, we drew approximately $28 million on our credit facilities to fund the purchase of a multifamily community in excess of the related tax like-kind exchange proceeds.

As we complete our development program as described in this section, we may also use the credit facility more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexibility in managing our liquidity requirements.

Long-Term Liquidity, Acquisition and Property Financing

 We currently have in place various sources to provide long-term liquidity and to fund investments, including our available cash balances, credit facility, Co-Investment Ventures, other debt financings, and property dispositions, and debt investment repayments. We may also supplement those sources by selling equity or debt securities of the Company if and when we believe it is appropriate to do so.

As discussed above, we have cash balances and a total current borrowing capacity of $200.0 million under our credit facility with current available capacity of approximately $162.0 million. These funding sources are available for additional investments in acquisitions and developments, including our existing development program. We may also use these sources for interim or long-term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for other investments.

We may also increase the number and diversity of our investments by entering into Co-Investment Ventures, as we have done with our existing partners in prior years. As of December 31, 2016, PGGM has unfunded commitments of approximately $4.7 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $7.3 million. Substantially all of these committed amounts relate to existing development projects. In addition to the capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $42.0 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs. If PGGM were to invest the additional $42.0 million, our co-investment share would be approximately $52.3 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 200 billion euro (approximately $211 billion, based on exchange rates as of December 31, 2016) in pension assets for over 2.8 million people as of December 2016.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of December 31, 2016, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 15 have stabilized operating communities, three have communities in lease up (including one development in lease up) and two have development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

While we are the managing member of each of the separate Co-Investment Ventures, with respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. Alternatively, in the event of a dispute, the governing documents may require (or the partners may agree to) a sale of the underlying community to a third party. For tax purposes relating to the status of PGGM and NPS as foreign investors, the underlying communities of PGGM CO-JVs and MW CO-JVs are held through subsidiary REITs, and the agreements generally require the investments to be sold by selling the interests in the subsidiary REITs rather than as property sales. Federal tax law that was signed into law in December 2015 may allow increased use of property sales in certain circumstances with certain qualified Co-Investment Venture partners.

For each equity investment, we evaluate the use of new or existing debt, including under our credit facility. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facility to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the community (either individually or pooled), including rents and leases. As of December 31, 2016, all loans, other than borrowings under our credit facilities, consist of individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as consolidated debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of December 31, 2016, there are seven construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $411.1 million, $384.0 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $81.7 million and our outstanding guarantees for these construction loans as of December 31, 2016 is $75.7 million.

While interest rates increased in the fourth quarter of 2016, in relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leveraged multifamily communities. As of December 31, 2016, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.9% and 3.3%, respectively.  During the year ended December 31, 2016, we refinanced $167.0 million of mortgages due in 2016 with new mortgages with principal of $171.7 million, a weighted average term of 4.4 years and a weighted average interest rate of 2.84%. As of December 31, 2016, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 2.2 years and 2.9 years, respectively, prior to the exercise of any extension options.

As of December 31, 2016, $560.4 million or 36% of our debt is floating rate, of which $514.9 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. As of December 31, 2016, we have interest rate caps with a notional amount of $112.7 million (20% of our total consolidated floating rate debt) at a weighted average LIBOR cap rate of 2.0%. As of December 31, 2016, 30-day LIBOR was 0.77%, which was an increase of 0.24% from September 30, 2016. Accordingly, given the potential risk of higher floating rates, we will evaluate increasing our fixed rate debt by refinancing with fixed rates or increase our use of interest rate hedges, including interest rate caps and/or swaps.

Based on current market conditions and our investment and borrowing policies, we would expect our approximate share of operating property debt financing to be in the range of approximately 40% to 55% of gross assets following the completion of our current development program and upon stabilization and permanent financing of our portfolio.  As part of the PGGM CO-JV and MW CO-JV governing agreements, the PGGM CO-JVs may not have individual permanent financing leverage greater than 65% or aggregate permanent financing leverage greater than 50% of the Co-Investment Venture’s property fair values unless the respective Co-Investment Venture partner approves a greater leverage rate.  Our other Co-Investment Ventures also restrict overall leverage, ranging between 55% and 70%. These limitations may be removed with the consent of the Co-Investment Venture partners. Further the $200 Million Facility limits leverage to 55% of gross assets and requires us to maintain an EBITDA fixed charge coverage ratio of 1.50x, each as defined in the applicable loan agreements. We believe these provisions will not restrict our access to debt financing or our ability to execute our strategies.

We may also use individual development construction financing for our developments as an additional source of capital or we may use other sources described in this section. If financing is utilized, these financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. We expect to use lower leverage, and accordingly, we expect these loan amounts to range between 45% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the community and may require that we provide partial recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. When we use financing, we expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. We may close additional loans as the development projects progress, which may include different structures, as well as potentially use other sources. See the development tables below for additional discussion of our existing development activity.

As of December 31, 2016, the total carrying amount of all of our debt and our approximate share is summarized as follows (dollar amounts in millions; LIBOR at December 31, 2016 was 0.77%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgages - fixed interest rate (b)	$292.6	3.88%	2018 to 2021	$292.6
$150 Million Facility (c)	10.0	Monthly LIBOR + 2.08%	2017	10.0
$200 Million Facility	—	Monthly LIBOR + 2.50%	2019	—
Total Company Level	302.6			302.6

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	636.6	3.23%	2017 to 2023	366.4
Permanent mortgage - variable interest rate (d)	35.5	Monthly LIBOR + 1.94%	2017	19.6
Construction loans - fixed interest rate (e):
In Construction	50.9	4.00%	2018	25.4
Construction loans - variable interest rates (f):
Operating	498.5	Monthly LIBOR + 2.08%	2017 to 2018	285.4
In Construction	16.4	Monthly LIBOR + 2.15%	2019 to 2020	9.0
Total Co-Investment Venture Level - Consolidated	1,237.9			705.8
Total Company and Co-Investment Venture level	1,540.5			$1,008.4
Plus: Unamortized adjustments from business combinations	1.0
Less: deferred financing costs, net	(11.3)
Total all levels	$1,530.2

(a)
Our approximate share for Co-Investment Ventures is calculated based on our participation in distributable operating cash, as applicable.  Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. These amounts are the contractual amounts and exclude unamortized adjustments from business combinations.  This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements. See below at “Non-GAAP Measurements — Our Approximate Share” for a reconciliation of total carrying amount to our approximate share.

(b)	Includes a mortgage of $19.9 million which was repaid in February 2017 upon the sale of a 149-unit multifamily community in Dallas, Texas.

(c)	The $150 Million Facility was retired in February 2017.

(d)	Includes a $24.2 million mortgage loan with two one year extension options.

(e)
Includes one loan with a total commitment of $53.5 million and a two year extension option. As of December 31, 2016, there is $2.6 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(f)
Includes thirteen loans with total commitments of $621.9 million. As of December 31, 2016, the Company has partially guaranteed seven of these loans with total commitments of $411.1 million, and as of December 31, 2016, $75.7 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of December 31, 2016, there is $107.1 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

The total commitment, the outstanding balance, and the remaining balance available for draw under our construction loans by type as of December 31, 2016, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Approximate Share of Remaining to Draw (a)
In Construction	$157.9	$67.3	$90.6	$58.0
Operating	517.5	498.5	19.0	11.4
Total	$675.4	$565.8	$109.6	$69.4

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

Certain of these debts contain covenants requiring the maintenance of certain operating performance and debt leverage levels.  As of December 31, 2016, we believe that we and the respective borrowers were in compliance with these covenants.

As of December 31, 2016, contractual principal payments for our mortgages and notes payable (exclusive of any extension options) for each of the five subsequent years and thereafter are as follows (in millions):

Years	Company Level	Consolidated Co-Investment Venture Level	Total Consolidated	Our Approximate Share (a)
2017	$15.8	$310.1	$325.9	$187.7
2018	153.4	425.0	578.4	395.7
2019	79.4	158.9	238.3	181.5
2020	54.0	173.0	227.0	149.2
2021	—	108.5	108.5	59.7
Thereafter	—	62.4	62.4	34.6

(a)
Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. See below at “Non-GAAP Measurements — Our Approximate Share.”

We would expect to refinance these other borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development.  We may also exercise extension options. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of December 31, 2016, approximately 40% (compared to 53% at December 31, 2015) of all permanent financings currently outstanding by us and the Co-Investment Ventures were originated by GSEs. None of our construction financing is being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitization lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may include increasing leverage on our existing investments, either for individual communities or pools of communities.  As of December 31, 2016, the leverage on our stabilized operating portfolio, as measured by GAAP property cost before accumulated depreciation and amortization, was approximately 45%. Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of December 31, 2016, four multifamily communities (three of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $178.2 million were not encumbered by any secured debt. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

We may use our credit facility to provide bridge or long-term financing for our wholly owned communities.  Where the credit facility is used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facility. However, the credit facility may also be used on a longer term basis, similar to permanent financing. See “— Short-Term Liquidity” above for a discussion of the terms and availability of the credit facility.

Property dispositions may be a source of capital which may be recycled into investments in multifamily development or operating communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including but not limited to pay down of debt, common stock buy backs or distributions on our common stock, which may include capital gain distributions.  We look at a variety of factors in evaluating dispositions including current and projected market conditions, the age of the community, our critical mass of operating communities in the market, where we would look to dispose of communities before major improvements are required, increasing risk of competition, changing submarket fundamentals, and compliance with applicable federal REIT tax requirements, including capital gain distributions.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment.  During 2016, we sold two multifamily communities (one held by a PGGM CO-JV) for total gross proceeds of $121.5 million. In February 2017, we sold a wholly owned multifamily community for total gross proceeds of $40.5 million, repaying a $19.9 million mortgage loan and using a substantial portion of the remaining proceeds to pay down our credit facilities.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of December 31, 2016, we have no development investments classified as pre-development.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments not completed as of December 31, 2016 (dollar amounts in millions):

Community	Location	Our Effective Ownership (a)	Units	Total Costs Incurred as of December 31, 2016	Estimated Quarter (“Q”) of Completion(b)	Occupancy as of December 31, 2016
Lease up:
The Alexan	Dallas, TX	50%	365	$98.9	1Q 2017	30%

Under development and construction:
Caspian Delray Beach	Delray Beach, FL	55%	146	39.1	2Q 2017	N/A
Lucé	Huntington Beach, CA	65%	510	77.5	3Q 2018	N/A
Total development portfolio			1,021	215.5
Less: Construction in progress transferred to operating real estate				(95.1)
Total equity investment per consolidated balance sheet				$120.4

(a)
Our effective ownership represents our participation in distributable operating cash and may change over time as certain milestones related to budgets, plans and completion are achieved.  This effective ownership is indicative of, but may differ from, percentages for distributions, contributions or financing requirements. All development investments are subject to Developer CO-JV promoted interests.

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations or delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events. The table does not include communities that are classified as completed but may still have retainage and other development true-up costs that have not been paid as of December 31, 2016.

As of December 31, 2016, we have entered into construction and development contracts with $100.4 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of December 31, 2016, for our remaining projects under vertical development, substantially all of the hard construction costs have been bought out, reducing potential future cost exposure.

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

As of December 31, 2016, we have approximately $136.2 million of remaining development costs, (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$98.8
Co-Investment Venture partner contributions	14.2
Other	23.2
Total	$136.2

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of December 31, 2016, and we expect the balance to be funded by the credit facility or other capital sources.

Although each of our existing developments in our development program have committed construction financing, based on current market information, we believe construction financing is still available for for potential future developments; however, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all.  Although we have observed some tightening in construction loan availability, we believe current construction financing at competitive market terms is still generally available at 50-60% of cost and at floating rates in the range of 200 basis points to 325 basis points over 30-day LIBOR.  (As of December 31, 2016, 30-day LIBOR was 0.77%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. See above for additional information regarding our development financing.

We make debt investments in multifamily developments for the interest earnings; however, our two debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of December 31, 2016, we have two wholly owned debt investments both of which are fully funded.  The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which generally carry interest rates at 15%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of December 31, 2016 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced at December 31, 2016	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Jefferson at Stonebriar (b)	Frisco, TX	424	$16.7	$16.7	15.0%	June 2018
Jefferson at Riverside (b)	Irving, TX	371	10.4	10.4	15.0%	June 2018
Total loans		795	$27.1	$27.1	15.0%

(a)	The maturity date may be extended up to one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the community. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is approximately five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the years ended December 31, 2016 and 2015, we spent approximately $8.8 million and $9.0 million, respectively, in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

As development, lease up or redevelopment communities are completed and begin to generate distributable income, we may have additional funds available to distribute to our stockholders. However, there may be a lag before receiving distributable income from our investments while they are under development or lease up. During this period, we may use portions of our available cash balances, credit facility and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock (including capital gain distributions) or return capital to our shareholders, which may affect the timing or availability of future operating cash flow or we may reinvest the proceeds in new investments to generate additional operating cash flow. There is no assurance that these future investments will achieve our targeted returns or that these sources will be available in future periods to maintain our current level of distributions.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. The $200 Million Facility contains limitations that may restrict our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods, generally a trailing 12 month period. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income). For the years ended December 31, 2016 and 2015, our declared distributions were 81% and 78% of such credit facility defined FFO, respectively. Cash flow from operating activities has increased primarily due to increased operations from our stabilized multifamily communities and developments becoming operational. Cash flow from operating activities, net of distributions and funds from operations, also benefited from our acquisition of noncontrolling interests in six PGGM CO-JVs in May 2015.

Distribution Activity

Cash flow from operating activities exceeded regular distributions by $56.4 million for the year ended December 31, 2016 and by $52.6 million for the year ended December 31, 2015.  By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the year ended December 31, 2016, we distributed an estimated $26.3 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $80.1 million, which was greater than our regular distributions by $30.1 million.  For the year ended December 31, 2015, we distributed an estimated $17.7 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $84.9 million, which was greater than our regular distributions by $34.9 million.  Further, for the years ended December 31, 2016 and 2015, our funds from operations exceeded our regular distributions by $8.2 million and $14.4 million, respectively.

Operating results for 2016 were impacted by the items noted in the “Operational Overview” section discussed above. These include the sales of operating communities in 2016 and 2015 and one-time expenses related to a reduction in workforce during the second quarter of 2016. Operating results were also affected by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed and leasing activity has not reached stabilized operations resulting in increased interest and property tax expenses in 2016 as compared to previous years. Over the long-term, as our development investments are completed and leased up, we expect that more of our regular distributions will be paid from our approximate share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between capitalization and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2016 (in millions):

	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage and Construction Loans
Principal payments (a)	$1,530.5	$315.9	$578.4	$238.3	$227.0	$108.5	$62.4
Interest expense	110.7	46.2	31.9	15.8	10.7	4.3	1.8
	1,641.2	362.1	610.3	254.1	237.7	112.8	64.2
Credit Facilities (b)
Principal payments	10.0	10.0	—	—	—	—	—
Interest expense and fees	1.9	1.3	0.6	—	—	—	—
	11.9	11.3	0.6	—	—	—	—
Obligations related to developments (c)	100.4	100.4	—	—	—	—	—
Capital expenditures related to multifamily communities	1.8	1.8	—	—	—	—	—
Minimum rent payments (d)	6.3	0.7	0.8	0.8	0.8	0.8	2.4
Developer partner put provisions (e)	8.6	8.6	—	—	—	—	—
Total contractual obligations	$1,770.2	$484.9	$611.7	$254.9	$238.5	$113.6	$66.6
_____________________________________

(a)	Principal payments presented exclude extension options which range from one to three years. Of the principal payments due in 2017, $152.7 million is available for extension.

(b)
The principal amounts provided for our credit facilities are based on amounts outstanding under the credit facilities as of December 31, 2016, which are currently not due until final maturity of each of the credit facilities. We may from time to time increase the borrowings under the credit facility and accordingly, the contractual principal obligations may increase in future periods. The interest expense and fees for the credit facilities are based on the minimum interest and fees due as of December 31, 2016, under the credit facilities. Amounts are included through the current stated maturity date of each of the credit facilities.

(c)
As of December 31, 2016, we have entered into construction and development contracts with $100.4 million remaining to be paid. Timing of payment is dependent upon the development schedule and other factors outside of our control. For presentation purposes, we have included the full $100.4 million in 2017; however, some expenditures may not occur until 2018. We expect to enter into additional construction and development contracts related to our current and future development investments. Not included in this contingency are contingent payments that we do not believe are probable of payment, including the deferred gain related to our 2016 sale of our Renaissance multifamily community.

(d)	Minimum base rent due for various office space the Company leases.

(e)
Developer Partner puts of their back end ownership interest include only those that are currently eligible for exercise. The timing of exercise is at the discretion of the Developer Partner and can be put to us at any time during the exercise period. For presentation purposes, we have included amounts that are currently putable as a 2017 obligation; however, the obligation has not been put to us and, if put, could happen in a subsequent period. If not put, the Developer Partner retains its back end ownership interest. Not included in this category are mark to market amounts as they are not considered probable at an estimable amount or date. See discussions below for additional information regarding put and mark to market options.

Substantially all of our Co-Investment Ventures include buy/sell provisions, generally currently available for the PGGM Co-Investment Partner and the MW Co-Investment Partner and for Developer Partners, generally available after the tenth year after completion of the development. Substantially all of our Developer CO-JVs include mark to market provisions, which if elected, are generally available after the seventh year after formation of the Developer CO-JV. Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we can purchase the Developer Partner’s interest at the established market price or sell the multifamily community.  As of December 31, 2016, no buy/sell arrangements have been triggered or mark to market provisions are available; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs also include a fixed price put provision for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price, which at December 31, 2016 have a fixed price contractual total of approximately $28.8 million for all such Developer CO-JVs.  As of December 31, 2016, $8.6 million of puts are eligible for exercise by certain of our Developer Partners but have not been exercised. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become contractual, and as of December 31, 2016, we have recorded approximately $28.8 million as redeemable noncontrolling interests.  Generally a sale of the multifamily community or the election of a mark to market terminates the Developer Partner’s put provision. In 2017, $10.7 million of puts will become eligible for exercise.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2016 and 2015, we have approximately $19.5 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

Non-GAAP Measurements

In addition to amounts presented in accordance with GAAP, we also present certain supplemental non-GAAP measurements.  These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP.  In compliance with SEC requirements, our non-GAAP measurements are reconciled to net income or the most directly comparable GAAP measure.  For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as currently defined by NAREIT to be net income (loss), computed in accordance with GAAP excluding gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, impairment write-downs of depreciable real estate or of investments in unconsolidated real estate partnerships, joint ventures and subsidiaries that are driven by measurable decreases in the fair value of depreciable real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, impairments of depreciable real estate and gains and losses from property dispositions, and as a result, when compared year to year, highlights the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities (including capitalized interest and other costs during the development period), general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate and intangibles diminishes predictably over time independent of market conditions or the physical condition of the asset.  Since real estate values have historically risen or fallen with market conditions (which includes property level factors such as capitalization rates (cap rates), rental rates, occupancy, capital improvements, status of developments and competition, as well as macro-economic factors such as economic growth, interest rates, demand and supply for real estate and inflation), many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is also a useful measurement because it is included as a basis for certain covenants in our $200 Million Facility. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include property operations, start-up costs, fixed costs, acquisition expenses, interest on cash held in accounts or loan investments, income from portfolio communities, operating costs during the lease up of developments, interest rates on acquisition financing and general and administrative expenses.  In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures’ portfolios, which may include, but are not limited to, equity and mezzanine and bridge loan investments in existing operating communities and communities in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

FFO should not be considered as an alternative to GAAP net income (loss), nor as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund distributions.  FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.  Although the Company has not historically incurred any significant impairment charges, investors are cautioned that we may not recover any impairment charges in the future.  Accordingly, FFO should be reviewed in connection with other GAAP measurements.  We believe our presentation of FFO is in accordance with the NAREIT definition; however, our FFO may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts):

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders	$9.5	$73.8	$(6.1)
Real estate depreciation and amortization	123.1	102.2	93.0
Impairment (a)	—	3.1	—
Gains on sales of real estate	(43.6)	(83.0)	(16.2)
Gain on involuntary conversion	(0.2)	—	—
Less: noncontrolling interests adjustments	(30.6)	(31.7)	(25.8)
FFO attributable to common stockholders - NAREIT defined	$58.2	$64.4	$44.9

GAAP weighted average common shares outstanding - basic	166.8	166.6	168.8
GAAP weighted average common shares outstanding - diluted	167.6	167.2	169.0

Net income (loss) per common share - basic and diluted	$0.06	$0.44	$(0.04)
FFO per common share - basic and diluted	$0.35	$0.38	$0.27

(a)	The impairment related to our sale of a development. The impairment is included in “Acquisition, investment and development expenses” on the consolidated statement of operations.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the years ended December 31, 2016, 2015 and 2014, we capitalized interest of $7.7 million, $16.5 million, and $17.8 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the year ended December 31, 2016, we incurred $2.0 million of expense related to a reduction in workforce, including $0.5 million of stock-based compensation. Also for the year ended December 31, 2016, we incurred an expense of $1.6 million related to the settlement of a fee dispute. No such expenses were incurred during the years ended December 31, 2015 and 2014. These amounts are included as a reduction in presenting net income (loss) and FFO attributable to common stockholders.

•
For the year ended December 31, 2015, we received and recorded income of $4.5 million related to disposition fees and promoted interests in connection with the acquisition of interests in seven CO-JVs from PGGM CO-JV.

•
For the year ended December 31, 2014, transition expenses related to our transition to becoming a self-managed, independent company were $12.7 million. We did not incur any transition expenses for the years ended December 31, 2016 and 2015.

•
Subsequent to year end, we acquired a multifamily community for $105 million, which was funded from sales of operating multifamily communities in December 2016 and February 2017. Because the acquired multifamily community is in lease up (approximately 10% occupied in February 2017), we expect the net effect of these transactions to reduce revenues, operating profits and FFO during the periods until the acquired community is fully leased and stabilized.

As noted above, we believe FFO is helpful to investors as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO.

Our Approximate Share

In addition to our consolidated GAAP balances, we present selected non-GAAP information representing our approximate share of the financial amount, which considers our economic allocation of the GAAP reported balance. We believe presenting our approximate share may be useful in analyzing our consolidated financial information by highlighting amounts that are economically attributable to our shareholders. Our approximate share is also relevant to our investors and lenders as it highlights operations and capital available for our lenders and investors and is the basis used for several of our loan covenants. However, our approximate share does not include amounts related to our consolidated operations and financial position and should not be considered a replacement for corresponding GAAP amounts presented on a consolidated basis. Investors are cautioned that our approximate share amounts should only be used to assess financial information in the limited context of evaluating amounts attributable to shareholders. Our approximate share measurements are included above under “Liquidity and Capital Resources” along with the corresponding GAAP balance.

The following table reconciles total debt per the consolidated balance sheet to our approximate share of Company and Co-Investment Venture level debt (in millions):

December 31, 2016
Total Debt per Consolidated Balance Sheet	$1,530.2
Less: unamortized adjustments from business combinations	(1.0)
Plus: Deferred financing costs, net	11.3
Less: Noncontrolling Interests Adjustments	(532.1)
Our approximate share of Company and Co-Investment Venture level debt	$1,008.4

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our communities are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions;

•	trends affecting our financial condition or results of operations; and

•	changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A. “Risk Factors,” in this Annual Report on Form 10-K and the factors as described above and below for further discussion of risks associated with forward-looking statements.

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

•
we may dispose of multifamily communities due to factors including changes in local market conditions, better net earnings opportunities or capital reallocation, where the redeployment of the capital may result in different earnings prospects;

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, the evaluation of our real estate-related investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our consolidated accounts and the accounts of our wholly owned and majority owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or VIEs where we are determined to be the primary beneficiary.  VIEs, as defined by GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. As of December 31, 2016, 37 of our 51 real estate investments are held directly or indirectly in non wholly owned entities and are classified as VIEs.

Real Estate and Other Related Intangibles

Acquisitions

Prior to October 1, 2016, real estate communities acquired by us or our Co-Investment Ventures were generally classified as business combinations. Effective as of October 1, 2016, we early adopted the revised guidance regarding business combinations as further discussed in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements.” Acquisitions of real estate communities occurring on or after October 1, 2016 are not considered business combinations, but rather asset acquisitions.

Prior to October 1, 2016, we record the acquired assets and liabilities based on their fair values, including tangible assets (consisting of land, any associated rights, buildings and improvements), identified intangible assets and liabilities, asset retirement obligations, assumed debt, other liabilities and noncontrolling interests.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Prior to October 1, 2016, any goodwill was recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain was recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree were less than the fair value of the identifiable net assets acquired. Effective October 1, 2016, the purchase price is allocated on a relative fair value basis to the identified assets and liabilities and no goodwill or bargain purchase gain is recognized.

The following discussion applies to our initial determination of fair value and the resulting subsequent accounting is applicable to all periods. The fair value of any tangible real estate assets acquired is determined by valuing the community as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

We determine in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease up periods for the respective leasable area considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance, leasing commissions, tenant improvements and other operating expenses to execute similar deals as well as projected rental revenue and carrying costs during the expected lease up period.  We amortize the value of in-place leases acquired to expense over the remaining term of the leases. The in-place leases are amortized over the remaining term of the in-place leases.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using currently available market-based terms for interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

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

 Investment Impairments

If events or circumstances indicate that the carrying amount of the community may not be recoverable, we make an assessment of the community’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  The fair value of intangibles is generally estimated by valuation of similar assets.

Fair Value

In connection with our GAAP assessments and determinations of fair value for many real estate assets and liabilities, noncontrolling interests and financial instruments, there are generally not available observable market price inputs for substantially the same items.  Accordingly, we make assumptions and use various estimates and pricing models, including, but not limited to, estimated cash flows, costs to lease communities, useful lives of the assets, costs of replacing certain assets, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, and equity valuations. Many of these estimates are from the perspective of market participants and will also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our accounting for the sale of real estate will be required to follow the revised guidance. The revised guidance allows for the use of either the full or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating each of our revenue streams for the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures. We do not expect the new guidance to have a significant effect on the recognition of our real estate sales; however, such final determination can only be made based on the specific terms of such sale. We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued a new standard, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of lease agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retail leases, will be affected.

In August 2016, the FASB issued guidance, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In November 2016, the FASB issued additional guidance requiring that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period using a retrospective transition method to each period presented. We are currently evaluating the full impact of the new standard.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Although interest rates rose in the fourth quarter of 2016, interest rates are still below their historical averages. However, if the Federal Reserve institutes new monetary policies, tightening credit in response to or in anticipation of inflation concerns, interest rates could rise further. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps.

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

As of December 31, 2016, we had approximately $980.1 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.47%, $550.4 million of variable rate consolidated mortgage and construction debt at a weighted average variable interest rate of monthly LIBOR plus 2.08%, and amounts outstanding under credit facilities of $10.0 million with a weighted average of monthly LIBOR plus 2.08%.  As of December 31, 2016, we had consolidated notes receivable with a carrying value of approximately $26.7 million, a weighted average fixed interest rate of 15.0%, and a weighted average remaining maturity of 1.5 years.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate notes receivable unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments. While sales of our multifamily communities may result in the early extinguishment of debt and associated prepayment penalties, we do not expect to trade or sell our fixed rate debt instruments prior to maturity, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest. Other than the prepayment penalties, which are in our control, we do not expect that fluctuations in interest rates and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of December 31, 2016, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our assets and liabilities as of December 31, 2016 (in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facilities interest expense	$(11.2)	$(8.4)	$(5.6)	$(2.8)
Interest rate caps	1.0	0.5	—	—
Cash investments	1.5	1.1	0.8	0.4
Total	$(8.7)	$(6.8)	$(4.8)	$(2.4)

There is no assurance that we would realize such income or expense as such changes in interest rates could alter our asset or liability positions or strategies in response to such changes. Also, where variable rate debt is used to finance development projects, the cost of the development is also impacted. If these costs exceed budgeted interest reserves, we may be required to fund the excess out of other capital sources. The table above reflects interest expense prior to any adjustments for capitalized interest related to developments.

As of December 31, 2016, we have three separate interest rate caps with a total notional amount of $112.7 million, ranging from $12.7 million to $50.0 million each.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure, we plan to use these instruments related to our developments, credit facility and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of December 31, 2016.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2016, were effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monogram Residential Trust, Inc.
Plano, Texas

We have audited the internal control over financial reporting of Monogram Residential Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and includes an explanatory paragraph regarding the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2017

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2017, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2017, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2017, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2017, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2017, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: February 28, 2017	/s/ MARK T. ALFIERI
Mark T. Alfieri
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2017	/s/ E. ALAN PATTON
E. Alan Patton Chairman of the Board and Director

February 28, 2017	/s/ MARK T. ALFIERI
Mark T. Alfieri Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

February 28, 2017	/s/ DANIEL SWANSTROM, II
Daniel Swanstrom, II Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2017	/s/ HOWARD S. GARFIELD
Howard S. Garfield Senior Vice President - Planning/Treasurer, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

February 28, 2017	/s/ DAVID D. FITCH
David D. Fitch Director

February 28, 2017	/s/ TAMMY K. JONES
Tammy K. Jones Director

February 28, 2017	/s/ JONATHAN L. KEMPNER
Jonathan L. Kempner Director

February 28, 2017	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Director

February 28, 2017	/s/ TIMOTHY J. PIRE
Timothy J. Pire Director

February 28, 2017	/s/ ROBERT S. AISNER
Robert S. Aisner Director

February 28, 2017	/s/ MICHAEL D. COHEN
Michael D. Cohen Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monogram Residential Trust, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Monogram Residential Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monogram Residential Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, as of October 1, 2016, the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 28, 2017

Monogram Residential Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Real estate
Land	$527,944	$497,360
Buildings and improvements	2,814,221	2,627,693
Gross operating real estate	3,342,165	3,125,053
Less accumulated depreciation	(461,869)	(357,036)
Net operating real estate	2,880,296	2,768,017
Construction in progress, including land	120,423	333,153
Total real estate, net	3,000,719	3,101,170

Cash and cash equivalents	74,396	83,727
Tax like-kind exchange escrow	56,762	—
Intangibles, net	16,977	18,066
Other assets, net	51,248	64,993
Total assets	$3,200,102	$3,267,956

Liabilities and equity
Liabilities
Mortgages and notes payable, net	$1,522,207	$1,461,349
Credit facilities payable, net	8,023	45,495
Construction costs payable	26,859	36,975
Accounts payable and other liabilities	32,707	28,922
Deferred revenues and other gains	22,077	19,451
Distributions payable	12,512	12,494
Tenant security deposits	6,205	5,616
Total liabilities	1,630,590	1,610,302

Commitments and contingencies

Redeemable noncontrolling interests	29,073	29,073

Equity
Preferred stock, $0.0001 par value per share; 125,000,000 shares authorized as of December 31, 2016 and 2015, respectively:
7.0% Series A non-participating, voting, cumulative, convertible preferred stock, liquidation preference $10 per share, 10,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,832,722 and 166,611,549 shares issued and outstanding as of December 31, 2016 and 2015, respectively	17	17
Additional paid-in capital	1,439,199	1,436,254
Cumulative distributions and net income (loss)	(310,124)	(269,523)
Total equity attributable to common stockholders	1,129,092	1,166,748
Non-redeemable noncontrolling interests	411,347	461,833
Total equity	1,540,439	1,628,581
Total liabilities and equity	$3,200,102	$3,267,956

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Rental revenues	$280,740	$238,068	$209,025

Expenses
Property operating expenses	79,548	67,484	55,940
Real estate taxes	44,134	34,443	29,842
Asset management fees	—	—	3,843
General and administrative expenses	24,109	20,813	15,627
Settlement expenses with former advisor	1,600	—	—
Acquisition, investment and development expenses	545	4,812	1,180
Transition expenses	—	—	12,672
Interest expense	43,888	30,351	21,424
Amortization of deferred financing costs	6,143	4,280	2,486
Depreciation and amortization	123,623	102,726	93,308
Total expenses	323,590	264,909	236,322

Interest income	7,097	10,172	10,554
Loss on early extinguishment of debt	(41)	—	(230)
Equity in income of investments in unconsolidated real estate joint ventures	—	250	770
Other income, net	113	127	63
Loss from continuing operations before gains on sales of real estate	(35,681)	(16,292)	(16,140)
Gains on sales of real estate	43,604	82,975	16,411
Net income	7,923	66,683	271

Net (income) loss attributable to non-redeemable noncontrolling interests	1,548	7,112	(6,388)
Net income (loss) available to the Company	9,471	73,795	(6,117)
Dividends to preferred stockholders	(7)	(7)	(7)
Net income attributable to common stockholders	$9,464	$73,788	$(6,124)

Weighted average number of common shares outstanding - basic	166,825	166,561	168,793
Weighted average number of common shares outstanding - diluted	167,557	167,205	169,029

Basic and diluted earnings (loss) per common share	$0.06	$0.44	$(0.04)

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Equity
(in thousands, except per share amounts)

							Cumulative
							Distributions
	Preferred Stock		Common Stock				and Net
	Number		Number		Additional		Income (Loss)
	of	Par	of	Par	Paid-in	Noncontrolling	Available to	Total
	Shares	Value	Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2014	10	$—	168,320	$17	$1,508,655	$456,205	$(230,554)	$1,734,323
Net income (loss)	—	—	—	—	—	6,388	(6,117)	271
Redemptions of common stock	—	—	(4,002)	—	(36,294)	—	—	(36,294)
Sale of noncontrolling interest	—	—	—	—	(842)	15,008	—	14,166
Contributions by noncontrolling interests	—	—	—	—	—	111,187	—	111,187
Amortization of stock-based compensation	—	—	—	—	790	—	—	790
Distributions:
Common stock - regular ($0.34 per share)	—	—	—	—	—	—	(56,672)	(56,672)
Noncontrolling interests	—	—	—	—	—	(48,041)	—	(48,041)
Preferred stock	—	—	—	—	—	—	(7)	(7)
Stock issued pursuant to distribution reinvestment plan, net	—	—	2,150	—	20,490	—	—	20,490
Balance at December 31, 2014	10	$—	166,468	$17	$1,492,799	$540,747	$(293,350)	$1,740,213

Net income (loss)	—	—	—	—	—	(7,112)	73,795	66,683
Acquisition of noncontrolling interest	—	—	—	—	(59,152)	(60,640)	—	(119,792)
Contributions by noncontrolling interests	—	—	—	—	—	37,330	—	37,330
Issuance of common and restricted shares, net	—	—	144	—	(465)	—	—	(465)
Amortization of stock-based compensation	—	—	—	—	3,072	—	—	3,072
Distributions:
Common stock - regular ($0.30 per share)	—	—	—	—	—	—	(49,961)	(49,961)
Noncontrolling interests	—	—	—	—	—	(48,492)	—	(48,492)
Preferred stock	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2015	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581

Net income (loss)	—	—	—	—	—	(1,548)	9,471	7,923
Contributions by noncontrolling interests	—	—	—	—	—	12,452	—	12,452
Issuance of common and restricted shares, net	—	—	221	—	(356)	—	—	(356)
Amortization of stock-based compensation	—	—	—	—	3,320	—	—	3,320
Redemption of preferred units	—	—	—	—	(19)	(15)	—	(34)
Distributions:
Common stock - regular ($0.30 per share)	—	—	—	—	—	—	(50,041)	(50,041)
Other related to stock-based compensation	—	—	—	—	—	—	(24)	(24)
Noncontrolling interests	—	—	—	—	—	(61,375)	—	(61,375)
Preferred stock	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2016	10	$—	166,833	$17	$1,439,199	$411,347	$(310,124)	$1,540,439

See Notes to Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$7,923	$66,683	$271
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of real estate	(43,604)	(82,975)	(16,411)
Settlement expenses with former advisor	1,600	—	—
Loss on early extinguishment of debt	41	—	230
Impairment related to development	—	3,128	—
Equity in income of investment in unconsolidated real estate joint venture	—	(250)	(770)
Distributions received from investment in unconsolidated real estate joint venture	—	242	300
Depreciation	122,483	99,234	89,113
Amortization of deferred financing costs and debt premium/discount	4,258	2,298	(1,462)
Amortization of intangibles	1,088	3,420	4,185
Amortization of deferred revenues	(1,458)	(1,464)	2,728
Amortization of stock-based compensation	3,320	3,072	790
Other, net	(420)	(68)	366
Changes in operating assets and liabilities:
Accounts payable and other liabilities	5,488	6,270	(3,200)
Other assets	5,683	3,006	(8,420)
Cash provided by operating activities	106,402	102,596	67,720

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate, including construction in progress of $48.2 million for the year ended December 31, 2015	—	(213,477)	—
Additions to existing real estate	(9,052)	(9,697)	(6,242)
Construction in progress, including land	(97,023)	(329,060)	(474,260)
Proceeds from sales of real estate, net	121,544	250,311	33,379
Acquisitions of noncontrolling interests	—	(121,559)	(6,150)
Advances on notes receivable	(17,294)	(9,877)	(6,012)
Collections on notes receivable	27,567	37,092	219
Tax like-kind exchange escrow deposits	(56,762)	—	—
Escrow deposits	(5,123)	246	4,688
Other, net	1,504	(745)	(25)
Cash used in investing activities	(34,639)	(396,766)	(454,403)

Cash flows from financing activities
Mortgage and notes payable proceeds	236,997	372,184	208,686
Mortgage and notes payable principal payments	(179,725)	(84,733)	(38,820)
Proceeds from credit facilities	49,000	342,000	—
Credit facilities payments	(88,000)	(306,371)	—
Contributions from noncontrolling interests	12,542	37,330	126,916
Distributions paid on common stock	(50,046)	(49,951)	(28,718)
Distributions paid to noncontrolling interests	(61,375)	(48,497)	(48,041)
Dividends paid on preferred stock	(7)	(7)	(7)
Redemptions of common stock	—	—	(36,294)
Other, net	(480)	(465)	—
Cash (used in) provided by financing activities	(81,094)	261,490	183,722

Net change in cash and cash equivalents	(9,331)	(32,680)	(202,961)
Cash and cash equivalents at beginning of period	83,727	116,407	319,368
Cash and cash equivalents at end of period	$74,396	$83,727	$116,407

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

As of December 31, 2016, we have equity and debt investments in 51 multifamily communities, of which 43 are stabilized operating multifamily communities and 8 are in various stages of lease up or construction. Of the 51 multifamily communities, we wholly own 12 multifamily communities and two debt investments for a total of 14 wholly owned investments.  The remaining 37 investments are held through Co-Investment Ventures, all of which are consolidated.

As of December 31, 2016, we are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”), and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners.”) When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the PGGM Co-Investment Partner), and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of December 31, 2016 and 2015. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

	December 31, 2016		December 31, 2015
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%	23	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total	37		39

(a)	As of December 31, 2016 and 2015, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2016, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned and majority owned subsidiaries.  We also consolidate other entities in which we have a controlling financial interest or other entities (referred to as variable interest entities or “VIEs”) where we are determined to be the primary beneficiary.  VIEs, as defined by GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations and economic interests in such entities as well as the same of the other owners.  See Note 6, “Variable Interest Entities” for further information about our VIEs.  For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  All inter-company accounts and transactions have been eliminated in consolidation.

Real Estate and Other Related Intangibles

Acquisitions

Prior to October 1, 2016, real estate communities acquired by us or our Co-Investment Ventures were generally classified as business combinations. Effective as of October 1, 2016, we early adopted the revised guidance regarding business combinations as further discussed below under “Recently Adopted Accounting Pronouncements.” Acquisitions of real estate communities occurring on or after October 1, 2016 are generally not expected to qualify as business combinations, but rather asset acquisitions.

Prior to October 1, 2016, we record the acquired assets and liabilities based on their fair values, including tangible assets (consisting of land, any associated rights, buildings and improvements), identified intangible assets and liabilities, asset retirement obligations, assumed debt, other liabilities and noncontrolling interests.  Identified intangible assets and liabilities primarily consist of the fair value of in-place leases and contractual rights.  Prior to October 1, 2016, any goodwill was recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain was recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree were less than the fair value of the identifiable net assets acquired. Effective October 1, 2016, the purchase price is allocated on a relative fair value basis to the identified assets and liabilities and no goodwill or bargain purchase gain is recognized.

The following discussion applies to our initial determination of fair value and the resulting subsequent accounting is applicable to all periods. The fair value of any tangible real estate assets acquired is determined by valuing the community as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using net operating income capitalization rates, discounted cash flow analyses or similar methods.  When we acquire rights to use land or improvements through contractual rights rather than fee simple interests, we determine the value of the use of these assets based on the relative fair value of the assets after considering the contractual rights and the fair value of similar assets. Assets acquired under these contractual rights are classified as intangibles and amortized on a straight-line basis over the shorter of the contractual term or the estimated useful life of the asset. Contractual rights related to land or air rights that are substantively separated from depreciating assets are amortized over the life of the contractual term or, if no term is provided, are classified as indefinite-lived intangibles.  Intangible assets are evaluated at each reporting period to determine whether the indefinite and finite useful lives are appropriate.

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

We determine the value of above-market and below-market in-place leases for acquired communities based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) estimates of current market lease rates for the corresponding in-place leases, measured over a period equal to (i) the remaining non-cancelable lease term for above-market leases, or (ii) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.  Given the short-term nature of multifamily leases, the value of above-market or below-market in-place leases are generally not material.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt service payments using currently available market-based terms for interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.  We have had no significant valuation changes for acquisitions prior to December 31, 2016.

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

Depreciation

Buildings are depreciated over their estimated useful lives ranging from 25 to 35 years using the straight-line method.  Improvements are depreciated over their estimated useful lives ranging from 3 to 15 years using the straight-line method.  Communities classified as held for sale are not depreciated.  Depreciation of developments begins when the development is substantially completed and ready for its intended use.

Repairs and Maintenance

Expenditures for ordinary repairs and maintenance costs are charged to expense as incurred.

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of the community may not be recoverable, we make an assessment of the community’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.  In addition, we evaluate indefinite-lived intangible assets for possible impairment at least annually by comparing the fair values with the carrying values.  The fair value of intangibles is generally estimated by valuation of similar assets.

We recorded an impairment loss for the year ended December 31, 2015 related to one of our developments. See Note 5, “Real Estate Investments” for more information. We did not record any impairment losses for the years ended December 31, 2016 or 2014.

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

As of December 31, 2016 and 2015, cash and cash equivalents include $28.8 million and $32.5 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Noncontrolling Interests

 Redeemable noncontrolling interests are comprised of our consolidated Co-Investment Venture partners’ interests in multifamily communities where we believe it is probable that we will be required to purchase the partner’s noncontrolling interest.  We record obligations under the redeemable noncontrolling interest initially at the higher of (a) fair value or (b) the redemption value with subsequent increased adjustments based on our assessment of the probable amount of redemption.  The redeemable noncontrolling interests are temporary equity not within our control and are presented in our consolidated balance sheet outside of permanent equity between debt and equity.  The determination of the redeemable classification requires analysis of contractual provisions and judgments of redemption probabilities.

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

Other Assets

Other assets primarily include notes receivable, accounts receivable, restricted cash, interest rate caps, prepaid assets and deposits.  We evaluate whether notes receivable are loans, investments in joint ventures or acquisitions of real estate based on a review of any rights to participate in expected residual profits and other equity and loan characteristics. As of and for the years ended December 31, 2016 and 2015, all of our notes receivable were appropriately accounted for as loans.  We account for our derivative financial instruments, all of which are interest rate caps, at fair value.  We use interest rate cap arrangements to manage our exposure to interest rate changes.  We have not designated any of these derivatives as hedges for accounting purposes, and accordingly, changes in fair value are recognized in earnings.

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

Acquisition Costs

Prior to October 1, 2016, non-reimbursed acquisition costs for business combinations were expensed when it was probable that the transaction would be accounted for as a business combination and the purchase would be consummated. Effective as of October 1, 2016, we adopted the revised guidance regarding business combinations as further discussed below under “Recently Adopted Accounting Pronouncements.” Acquisitions of real estate communities occurring on or after October 1, 2016 are generally not expected to be business combinations, and accordingly, acquisition costs incurred on or after October 1, 2016 are capitalized and included in the purchase price of an acquisition of a multifamily community. Acquisition costs related to unimproved or non-operating land, primarily related to developments, are capitalized. Acquisition costs incurred prior to consummation of an acquisition are recorded in other assets. In the event, an acquisition is not consummated, any capitalized acquisition costs are expensed upon that determination.

Transition Expenses

Transition expenses include expenses directly and specifically related to our transition to self-management, primarily including legal, financial advisors, consultants, costs of the Company’s special committee of the board of directors (the “Special Committee”), general transition services (primarily related to staffing, name change, notices, transition-related insurance, information technology and facilities), expenses related to our listing on the NYSE and payments to our prior advisor and its affiliates, collectively referred to as “Behringer,” in connection with the transition to self-management discussed further in Note 13, “Transition Expenses.”

Income Taxes

We have elected to be taxed as a REIT under the Code and have qualified as a REIT since the year ended December 31, 2007.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We intend to operate in such a manner as to continue to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. Beginning in 2013, taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We have no significant taxes associated with our TRS for the years ended December 31, 2016, 2015 or 2014.

We have evaluated the current and deferred income tax related to state taxes with respect to which we do not have a REIT exemption, and we have no significant tax liability or benefit as of December 31, 2016 or 2015.

The carrying amounts of our assets and liabilities for financial statement purposes differ from our basis for federal income taxes due to tax accounting in Co-Investment Ventures, fair value accounting for business combinations, capitalization of interest and acquisition costs, straight lining of lease and related agreements and differing depreciation methods.  The primary asset and liability balance sheet accounts with differences are real estate, intangibles, other assets, mortgages and notes payable and deferred revenues, primarily lease revenues, net. As a result of these differences, our net federal income tax basis exceeds the carrying value for financial statement purposes as of December 31, 2016 by approximately $66.9 million.

We recognize the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. As of December 31, 2016 and 2015, we had no significant uncertain tax positions.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  As of December 31, 2016 and 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels.  We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Share-based Compensation

We have a stock-based incentive award plan for our employees and directors. Compensation expense associated with restricted stock units is recognized in general and administrative expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of compensation expense over the requisite service period.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. During 2016 and 2015, the dilutive impact was less than $0.01, and during 2014, any common stock equivalents were anti-dilutive.

For all periods presented, the convertible preferred stock was excluded from the calculation of earnings per share because the effect would not be dilutive. See Note 12 “ Stockholders’ Equity” for additional discussion.

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

Reportable Segments

Our current business primarily consists of investing in and operating multifamily communities. Substantially all of our consolidated net income (loss) is from investments in real estate communities that we wholly own or own through Co-Investment Ventures. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes to consolidated financial statements.  These estimates include such items as: the purchase price allocations for real estate and other acquisitions; impairment of long-lived assets, notes receivable; fair value evaluations; earning recognition of noncontrolling interests ; depreciation and amortization; and share-based compensation measurements. Actual results could differ from those estimates.

Reclassifications

Certain financial information on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 have been revised to conform to the current year presentation. For the years ended December 31, 2015 and 2014, the consolidated statement of operations reflects the single line item “acquisition, investment and development expenses” that was previously presented on two lines “acquisition expenses” (approximately $0.6 million and $0.0 million, respectively) and “investment and other development expenses” (approximately $4.2 million and $1.2 million, respectively).

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance was effective for annual periods ending after December 15, 2016. The guidance relates to management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 , "Amendments to the Consolidation Analysis." The guidance was effective January 1, 2016 and requires companies to evaluate the consolidation of certain legal entities under a revised consolidation model, which modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. Reporting entities which consolidate or hold a variable interest in a VIE as a result of this standard are subject to additional disclosure requirements. We adopted ASU 2015-02 effective January 1, 2016 applying the modified retrospective method. The adoption of this standard did not result in any changes in our previous consolidation conclusions. However, upon adoption, all previously consolidated CO-JVs, as discussed in Note 6, "Variable Interest Entities," were classified as VIEs. As we are considered the primary beneficiary, we will continue to consolidate these CO-JVs.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. The acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted the standard effective January 1, 2016. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which affects the presentation of how share-based payments are accounted for and presented in the financial statements. We adopted the standard during the second quarter of 2016 effective as of January 1, 2016 on a modified retrospective basis. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revised guidance provides a screen to determine when a set of assets and activities (collectively referred to as a “set”) is a business or not. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The FASB made two exceptions in which a company should combine separately identifiable assets into a single asset (1) certain tangible assets attached to each other that cannot be removed without significant cost or diminution in utility or fair value and (2) in-place lease intangibles, including favorable and unfavorable lease assets and liabilities, and the related leased assets. We adopted the standard effective October 1, 2016 on a prospective basis.

3.                                      New Accounting Pronouncements

In May 2014, the FASB issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our accounting for the sale of real estate will be required to follow the revised guidance. The revised guidance allows for the use of either the full or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating each of our revenue streams for the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures. We do not expect the new guidance to have a significant effect on the recognition of our real estate sales; however, such final determination can only be made based on the specific terms of such sale. We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued a new standard, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of lease agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retail leases, will be affected.

In August 2016, the FASB issued guidance, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In November 2016, the FASB issued additional guidance requiring that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period using a retrospective transition method to each period presented. We are currently evaluating the full impact of the new standard.

4.    Business Combinations

In September 2015, we acquired Ev, a 208-unit multifamily community located in San Diego, California, from an unaffiliated seller, for an aggregate gross purchase price of $84.0 million, excluding closing costs. Ev was a recently completed development in lease up at the date of acquisition and as of December 31, 2016, is classified as a stabilized operating community.

In September 2015, we acquired The Mark, a 208-unit multifamily community located in Boca Raton, Florida, from an unaffiliated seller, for an aggregate gross purchase price of $81.7 million, excluding closing costs. The Mark was a recently completed development in lease up at the date of acquisition and as of December 31, 2016, is classified as a stabilized operating community.

The following tables present certain additional information regarding our 2015 business combinations. There were no business combinations during the year ended December 31, 2016.

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

See Note 18, “Subsequent Events” for information regarding an acquisition subsequent to December 31, 2016.

5.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of December 31, 2016 and 2015, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	December 31, 2016			December 31, 2015
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,814.2	$34.1	$18.9	$2,627.7	$37.1	$24.2
Less: accumulated depreciation and amortization	(461.9)	(32.1)	(3.9)	(357.0)	(34.9)	(8.3)
Net	$2,352.3	$2.0	$15.0	$2,270.7	$2.2	$15.9

Depreciation expense related to our real estate investments for the years ended December 31, 2016, 2015, and 2014 was approximately $122.0 million, $98.8 million, and $88.8 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both December 31, 2016 and 2015, include $2.6 million and $7.9 million, respectively, of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both December 31, 2016 and 2015, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for the years ended December 31, 2016, 2015, and 2014 was approximately $1.1 million, $3.4 million, and $4.2 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
2017	$1.1
2018	0.5
2019	0.5
2020	0.4
2021	0.4

Developments

In December 2015, we acquired The Mile, a 120-unit multifamily development located in Miami, Florida, from an unaffiliated seller, for an aggregate gross purchase price of $48.0 million, excluding closing costs. As of December 31, 2015, The Mile was classified as construction in progress and as of December 31, 2016, is classified as operating real estate.

For the years ended December 31, 2016, 2015, and 2014, we capitalized the following amounts of interest, real estate taxes and direct overhead related to our developments (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Interest	$7.7	$16.5	$17.8
Real estate taxes	2.2	4.1	4.2
Direct overhead	0.5	0.6	0.8

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the years ended December 31, 2016, 2015 and 2014 (in millions):

Date of Sale	Multifamily Community and Location	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Year Ended December 31, 2016
December 2016	The Reserve at LaVista Walk — Atlanta, GA (a)	$57.2	$56.5	$26.1
August 2016	Renaissance, including land held for future development — Concord, California (b)	65.4	65.0	17.5
	Total	$122.6	$121.5	$43.6

For the Year Ended December 31, 2015
July 2015	Uptown Post Oak — Houston, TX	$90.1	$88.3	$34.4
June 2015	Burnham Pointe — Chicago, IL	126.0	123.6	48.6
June 2015	Shady Grove — Rockville, MD (c)	38.5	38.4	—
	Total	$254.6	$250.3	$83.0

For the Year Ended December 31, 2014
February 2014	Tupelo Alley — Portland, OR	$52.9	$33.4	$16.4

(a)
The cash proceeds from the sale are reflected in “Tax like-kind exchange escrow” on the consolidated balance sheet as of December 31, 2016. The proceeds are being held in escrow in connection with a 1031 exchange for replacement properties. See Note 18, “Subsequent Events” for additional discussion on the use of the escrow.

(b)
All cash proceeds from the sale have been collected as of the date of the sale. A portion of the reported gain on sale of real estate has been deferred, reducing the gain by $2.0 million, pending assignment of related development and construction agreements to the buyer and our release from these agreements.

(c)
In May 2015, we recorded an impairment of $3.1 million based on the Company’s decision to sell the development at an amount below the carrying value. The impairment, which was primarily due to certain costs capitalized for GAAP not expected to be recovered in a sale, is included in “Acquisition, investment and development expenses” on the consolidated statement of operations. In June 2015, we closed on the sale of the development to a group led by the Developer Partner for net proceeds of $38.4 million, the development’s net carrying value at the date of sale.

The following table presents net income related to the multifamily communities sold, for the years ended December 31, 2016, 2015 and 2014, and includes the gains on sale of real estate (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net income from multifamily communities sold	$45.1	$85.5	$24.6
Less: net income attributable to noncontrolling interest	(8.1)	(0.3)	(7.5)
Net income attributable to common stockholders	$37.0	$85.2	$17.1

6.                                      Variable Interest Entities

Effective January 1, 2016, we adopted the revised guidance on consolidation accounting as further discussed in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements.” Under the new guidance we have concluded that all of our CO-JVs, including the Master Partnership, are VIEs, and we are the primary beneficiary of each CO-JV. All of these VIEs were created for the purpose of operating and developing multifamily communities.  Because these CO-JVs were previously consolidated, the VIE determination did not affect our financial position, financial operations or cash flows.  Our ownership interest in each of the CO-JVs is based upon contributed capital and ranges from 50% to 100%. Each of the VIEs are businesses, and assets of each VIE are available for purposes other than the settlement of the VIE’s obligations.

The following table presents the significant balances related to our VIEs as of December 31, 2016 and 2015 (in millions):

	December 31, 2016	December 31, 2015
Total assets	$2,335.1	$2,378.1
Net operating real estate	2,154.6	2,033.3
Construction in progress	120.8	287.9

Mortgages and notes payable outstanding (a)	$1,237.9	$1,173.2
Plus: unamortized adjustments from business combinations	0.1	1.0
Less: deferred financing costs, net	(7.9)	(9.5)
Total mortgages and notes payable, net	$1,230.1	$1,164.7

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable have no recourse to us.

Of the $1,237.9 million of mortgages and notes payable outstanding as of December 31, 2016, $672.1 million represents fully funded, non recourse mortgages and the remaining $565.8 million relates to amounts outstanding for construction financing with total commitments of $675.4 million. We have provided partial payment guarantees ranging from 5% to 25% on $384.0 million of the $565.8 million outstanding as of December 31, 2016. The outstanding amount of these guarantees is $75.7 million as of December 31, 2016. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. The construction loans are secured by a first mortgage in each multifamily community. See Note 9, “Mortgages and Notes Payable” for further information on our construction loans.

7.                                      Other Assets

The components of other assets as of December 31, 2016 and 2015 are as follows (in millions):

	December 31, 2016	December 31, 2015
Notes receivable, net (a)	$26.7	$36.5
Resident, tenant and other receivables	5.2	12.2
Escrows and restricted cash	13.7	8.7
Prepaid assets, deposits and other assets	5.6	7.6
Total other assets	$51.2	$65.0

(a)
Notes receivable include mezzanine loans related to multifamily development projects.  As of December 31, 2016, the weighted average interest rate is 15.0% and the remaining years to scheduled maturity is 1.5 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

8.                                      Leasing Activity

In addition to multifamily resident units, certain of our consolidated multifamily communities have retail areas, representing approximately 1% of total rentable area of our consolidated multifamily communities.  Future minimum base rental receipts due to us under these non-cancelable retail leases in effect as of December 31, 2016 are as follows (in millions):

Future Minimum
Year	Lease Receipts
2017	$3.8
2018	3.8
2019	3.8
2020	3.7
2021	3.5
Thereafter	40.0
Total	$58.6

9.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of December 31, 2016 and 2015 (dollar amounts in millions and monthly LIBOR at December 31, 2016 is 0.77%):

			As of December 31, 2016
	December 31,	December 31,	Weighted Average
	2016	2015	Interest Rates	Maturity Dates
Company level (a)
Fixed rate mortgages payable	$292.6	$297.3	3.88%	2018 to 2021
Total Company level	292.6	297.3
Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	636.6	631.6	3.23%	2017 to 2023
Variable rate mortgage payable (c)	35.5	11.6	Monthly LIBOR + 1.94%	2017
Fixed Rate construction loans payable
Operating	—	29.2	N/A	N/A
In Construction (d)	50.9	44.5	4.00%	2018
Variable rate construction loans payable (e)
Operating	498.5	355.3	Monthly LIBOR + 2.08%	2017 to 2018
In Construction	16.4	101.0	Monthly LIBOR + 2.15%	2019 to 2020
Total Co-Investment Venture level - consolidated	1,237.9	1,173.2
Total Company and Co-Investment Venture level	1,530.5	1,470.5
Plus: unamortized adjustments from business combinations	1.0	2.5
Less: deferred financing costs, net	(9.3)	(11.7)
Total consolidated mortgages and notes payable	$1,522.2	$1,461.3

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as consolidated debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)	As of December 31, 2016, includes a $24.2 million mortgage loan with two one year extension options.

(d)
As of December 31, 2016, includes one loan with a total commitment of $53.5 million. The construction loans includes a two year extension option. As of December 31, 2016, there is $2.6 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(e)
As of December 31, 2016, includes thirteen loans with total commitments of $621.9 million. As of December 31, 2016, the Company has partially guaranteed seven of these loans with total commitments of $411.1 million, of which $75.7 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of December 31, 2016, there is $107.1 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

As of December 31, 2016, $2.6 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of December 31, 2016.

As of December 31, 2016, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
2017	$5.8	$310.1	$315.9
2018	153.4	425.0	578.4
2019	79.4	158.9	238.3
2020	54.0	173.0	227.0
2021	—	108.5	108.5
Thereafter	—	62.4	62.4
Total	$292.6	$1,237.9	1,530.5
Add: unamortized adjustments from business combinations			1.0
Less: deferred financing costs, net			(9.3)
Total mortgages and notes payable			$1,522.2

We believe these mortgages and notes payable can be refinanced or retired from available capital resources at or prior to their maturity dates, which may include extension options.

10.                               Credit Facilities Payable

We have two credit facilities as of December 31, 2016: a $150 million credit facility (the “$150 Million Facility”) and a $200 million revolving credit facility (the $200 Million Facility”). The following table presents the amounts outstanding under the two credit facilities as of December 31, 2016 and 2015 (dollar amounts in millions, and monthly LIBOR at December 31, 2016 was 0.77%):

	Balance Outstanding
	December 31, 2016	December 31, 2015	Interest Rate as of December 31, 2016	Maturity Date
$150 Million Facility	$10.0	$49.0	Monthly LIBOR + 2.08%	April 1, 2017
$200 Million Facility	—	—	Monthly LIBOR + 2.50%	January 14, 2019
Total credit facilities outstanding	10.0	49.0
Less: deferred financing costs, net	$(2.0)	$(3.5)
Total credit facilities payable, net	$8.0	$45.5

We retired the $150 Million Facility on February 28, 2017. The repayment was funded from draws on the $200 Million Facility. As of December 31, 2016, our availability to draw under the $150 Million Facility was limited to $83.3 million based upon the value of the collateral pool.

The $200 Million Facility matures on January 14, 2019, is fully available to be drawn on, and may be extended for an additional one year term at our option. Borrowing tranches bear interest at rates based on defined leverage ratios, which as of December 31, 2016 is LIBOR + 2.5%. The $200 Million Facility also provides for fees based on unutilized amounts and minimum usage. We may increase the size of the $200 Million Facility from $200.0 million up to a total of $400.0 million after satisfying certain conditions.

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

The $200 Million Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the $200 Million Facility agreement requires us to maintain (as defined in the agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted rolling 12-month consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 and a limit on distributions and share repurchases in excess of 95% of our rolling 12-month funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). For the year ended December 31, 2016, our declared distributions were 81% of such defined funds from operations during such period. We believe we are in compliance with all provisions of the $200 Million Facility agreement as of December 31, 2016.

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

As of December 31, 2016 and 2015, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	December 31, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$295.6	30% to 45%	$332.0	30% to 45%
MW Co-Investment Partner	109.6	45%	123.7	45%
Developer Partners	4.1	0% to 10%	4.0	—%
Subsidiary preferred units	2.0	(b)	2.1	(b)
Total non-redeemable NCI	$411.3		$461.8

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

Noncontrolling interests also include between 121 to 125 preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value). The subsidiary preferred units are not redeemable by the unit holders, and as of December 31, 2016, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the years ended December 31, 2016, 2015 and 2014, we paid the following distributions to noncontrolling interests (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Distributions paid to noncontrolling interests:
Operating activities	$26.3	$17.7	$22.5
Investing and financing activities	35.1	30.8	25.5
Total	$61.4	$48.5	$48.0

On May 7, 2015, we acquired six noncontrolling interests in PGGM CO-JVs, which related to equity investments in six multifamily communities, and one controlling interest in a PGGM CO-JV, which related to a debt investment in a multifamily community. The net purchase price was $119.8 million, exclusive of closing costs. After the acquisition, we owned 100% in all but one of the PGGM CO-JVs in which we owned a post acquisition 93.5% interest based upon contributed capital. In connection with the acquisitions, we also received from the Master Partnership a disposition fee of $1.0 million and a promoted interest payment of $3.5 million, which were eliminated in our consolidation of the Master Partnership but did increase net income available to the Company. No promoted interest payments were received for the years ended December 31, 2016 and 2014.

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

During the year ended 2014, we formed two new PGGM CO-JVs to develop two separate multifamily communities in California.

Redeemable Noncontrolling Interests

As of December 31, 2016 and 2015, redeemable noncontrolling interests (“NCI”) consisted of the following (dollar amounts in millions):

	December 31, 2016		December 31, 2015
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$29.1	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by regional or national multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of December 31, 2016, we have recorded in redeemable noncontrolling interests $28.8 million of put options, of which $8.6 million are exercisable by certain of our Developer Partners but have not been exercised. These Developer CO-JVs also generally include buy/sell provisions, generally available after the tenth year after completion of the development and mark to market elections which if elected, are generally available after the seventh year after formation of the Developer CO-JV. The mark to market provisions provide us the option to acquire the Developer Partner’s ownership interest or sell the multifamily community. None of these buy/sell or mark to market rights are currently available. If the noncontrolling interest relates to a PGGM CO-JV, then the PGGM Co-Investment Partner would be responsible for its share of such payments.

Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  If the individual put options are not exercised, these Developer Partners have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions. For the years ended December 31, 2016, 2015 and 2014, no promoted interest payments were made by us related to redeemable noncontrolling interests.

12.                               Stockholders’ Equity

Capitalization

In connection with our transition to self-management, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Behringer. On February 13, 2017, all outstanding shares of the Series A Preferred Stock were canceled without any conversion or other consideration. See Note 14, “Commitments and Contingencies” for additional discussion related to the Series A Preferred Stock.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares has been authorized and reserved for issuance under the Incentive Award Plan and 18.8 million shares of common stock are available for issuance as of December 31, 2016.

Restricted Stock Units

Restricted stock units are granted to our directors and certain executive employees and generally vest in equal increments over a three year period. Dividends on restricted stock units that have vested but not been exercised are reflected in other distributions in the consolidated statement of equity. The following table includes the number of restricted stock units granted, exercised (including units used to satisfy employee income tax withholding), forfeited and outstanding as of December 31, 2016, 2015, and 2014.

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	549,496	$9.64	248,691	$10.03	—	$—
Granted	424,128	9.30	482,846	9.47	248,691	10.03
Exercised	(151,525)	9.52	(170,632)	9.71	—	—
Forfeited	(20,496)	9.66	(11,409)	9.64	—	—
Outstanding December 31,	801,603	$9.48	549,496	$9.64	248,691	$10.03

Vested restricted stock units	152,363	$9.76	64,437	$9.90	11,356	$10.03
Unvested restricted stock units	649,240	$9.42	485,059	$9.61	237,335	$10.03

Restricted Stock

Restricted stock is granted to certain employees and generally vests in equal increments over a three year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of December 31, 2016 and 2015. No restricted stock was granted in 2014:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	20,868	$9.21	—	$—
Granted	145,845	9.69	25,746	9.21
Exercised	(6,414)	9.21	—	—
Forfeited	(36,638)	9.20	(4,878)	9.21
Outstanding December 31,	123,661	$9.77	20,868	$9.21

Unvested restricted stock	123,661	$9.77	20,868	$9.21

For the years ended December 31, 2016, 2015 and 2014, we had approximately $3.5 million, $3.2 million, and $0.8 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments. Unearned compensation costs for restricted stock units and restricted stock was approximately $4.8 million at December 31, 2016, and is expected to be recognized over a weighted average period of 2.0 years.

Distributions

The following table presents the regular distributions declared for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts):

	For the Year Ended December 31,
	2016		2015		2014
	Declared (a)	Declared per Share (a)	Declared (a)	Declared per Share (a)	Declared (a)	Declared per Share (a)
Fourth quarter	$12.5	$0.075	$12.5	$0.075	$12.5	$0.075
Third quarter	12.5	0.075	12.5	0.075	14.9	0.088
Second quarter	12.5	0.075	12.5	0.075	14.7	0.087
First quarter	12.5	0.075	12.5	0.075	14.6	0.086
Total	$50.0	$0.300	$50.0	$0.300	$56.7	$0.336

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

During 2016, 2015 and 2014, our distributions were classified as follows for federal income tax purposes:

	2016	2015	2014
Ordinary income	55%	58%	42%
Capital gains	14%	23%	19%
Section 1250 recapture capital gains	7%	5%	—%
Return of capital	24%	14%	39%
Total	100%	100%	100%
The classification changes in 2016 were primarily due to decreased dispositions in 2016 as compared to 2015. The classification changes in 2015 were primarily due to increased dispositions in 2015 as compared to 2014 and improved operating performance in 2015 compared to 2014.
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

During the period from the Initial Closing through September 30, 2014, Behringer provided general transition services in support of our transition to self-management. Behringer was also paid fees and reimbursements under the terms of amended advisory and property management agreements that included a reduction of certain fees and expenses paid to Behringer under the prior agreements, which are described in Note 16, “Related Party Arrangements.”

We consummated the second and final closing of the Self-Management Transition Agreements on June 30, 2014, terminating the advisory and property management services with Behringer and paying Behringer $3.5 million for certain intangible assets, rights and contracts, $1.25 million as part of the general transition services described above and a monthly installment of $0.4 million for general transition services. We also reconciled certain miscellaneous closing matters related to employee benefits of former Behringer employees hired by us, transfers of office equipment and similar items.

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

The table below represents the components of our transition expenses for the year ended December 31, 2014 (in millions). We did not incur any transition expenses for the years ended December 31, 2016 and 2015.

For the Year ended December 31, 2014
Special Committee and Company legal and financial advisors	$0.9
General transition services:
Behringer	2.9
Other service providers	2.5
Expenses related to listing on the NYSE	6.4
Total transition expenses	$12.7

14.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions and substantially all of our Developer CO-JVs also include mark to market provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we have the option to purchase the Developer Partner’s ownership interest at the established market price or sell the multifamily community.  As of December 31, 2016, no such buy/sell offers are outstanding or mark to market provisions are available.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of December 31, 2016 and 2015, we have approximately $19.5 million and $18.9 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of December 31, 2016, we have entered into construction and development contracts with $100.4 million remaining to be paid, primarily related to a single development.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Future Minimum Lease Payments
2017	$0.7
2018	0.8
2019	0.8
2020	0.8
2021	0.8
Thereafter	2.4
Total	$6.3

To address disagreements related to the timing of the start and end of the measurement period of the conversion provisions of the Series A Preferred Stock (See Note 12, “Stockholders Equity”), the Company’s board of directors formed a special determination committee in 2015. The special determination committee made and the board of directors approved that the measurement period begins on January 2, 2017 and ends on February 13, 2017 and on September 30, 2016, the Company filed a complaint and a motion for summary judgment that such determination is conclusive and binding upon the Company and Behringer, as the sole holder of the Series A Preferred Stock. Subsequently Behringer filed a complaint seeking a contrary declaration. The court is currently reviewing the motion for summary judgment and appeals from both parties, where a hearing on the motion has been scheduled for March 13, 2017.

As a result of the board of directors’ prior determinations and based on the trading price of the Company’s common stock during the measurement period, all outstanding shares of Series A Preferred Stock were canceled on February 13, 2017 without further consideration. As of December 31, 2016, any uncertainty over the terms and timing of the measurement period or the status of the Series A Preferred Stock has not resulted in any contingencies related to any reported financial statement amounts, including but not limited to calculations of basic and diluted earnings per share or the accounting presentation of the Series A Preferred Stock. However, the outcome of the litigation and timing of the court’s ruling on the Company’s judicial declaration request with respect to the determination by the Company’s board of directors that the measurement period ends on February 13, 2017 are uncertain and no assurances can be given with respect to the outcome of the declaration the Company is seeking from the court. In addition, in the event the court rules in favor of Behringer, we cannot predict the consequences of such ruling, including the possibility of a monetary judgment against us or the effect of such ruling on the shares of Series A Preferred Stock that were canceled on February 13, 2017 without further consideration.

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

In connection with our measurements of fair value related to many real estate assets, noncontrolling interests, financial instruments and contractual rights, there are generally not available observable market price inputs for substantially the same items.  Accordingly, each of these are classified as Level 3, and we make assumptions and use various estimates and pricing models, including, but not limited to, the estimated cash flows, discount and interest rates used to determine present values, market capitalization rates, sales of comparable investments, rental rates, costs to lease communities, useful lives of the assets, the cost of replacing certain assets, and equity valuations. These estimates are from the perspective of market participants and may also be obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. A change in these estimates and assumptions could be material to our results of operations and financial condition.

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. The fair value of the interest rate caps are determined using Level 2 inputs under the fair value hierarchy. These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility. Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant. As of December 31, 2016, we have $0.2 million of interest rate caps that are carried at fair value on a recurring basis.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis for the year ended December 31, 2016 (in millions):

For the Year Ended December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Other assets
Interest rate caps	$—	$0.2	$—	$0.2	$—

For the years ended December 31, 2015 and 2014, we had no fair value adjustments on a recurring basis.

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

For the years ended December 31, 2016 and 2014, we had no fair value adjustments on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of December 31, 2016 and 2015 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value.

Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.  Carrying amounts and the related estimated fair value of our mortgages and notes payable as of December 31, 2016 and 2015 are as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,531.5	$1,533.8	$1,473.0	$1,473.1
Less: deferred financing costs, net	(9.3)		(11.7)
Mortgages and notes payable, net	$1,522.2		$1,461.3

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

Effective July 31, 2013, we entered into the Self-Management Transition Agreements as discussed in Note 13, “Transition Expenses.” From the Initial Closing through June 30, 2014, we hired executives and staff who were previously employees of Behringer and began hiring other employees, completing our transition to a self-managed company. The services provided by Behringer included acquisition and advisory, property management, and asset management services which terminated on June 30, 2014 and debt financing services which terminated on June 30, 2015.

The table below shows the fees, expense reimbursements, and settlement expenses related to Behringer in exchange for such services for the years ended December 31, 2016, 2015, and 2014 (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Acquisition and advisory fees	$—	$—	$4.3
Property management fees	—	—	11.3
Debt financing fees	—	0.2	2.4
Asset management fees	—	—	3.8
Administrative expense reimbursements	—	—	1.0
Shareholder services (a)	—	—	2.9
Settlement expenses (b)	1.6	—	—

(a)	Includes an early termination payment of $2.3 million to Behringer related to our listing on the NYSE. See further discussion in Note 13, “Transition Expenses.”

(b)
On February10, 2017, the Company and Behringer agreed to settle claims asserted in litigation relating to the payment of certain disputed fees under the terms the Self-Management Transition Agreements.  Under the terms of the settlement agreement, the Company paid Behringer approximately $1.6 million in consideration for the settlement of the litigation and a full release by both parties from all claims relating to the disputed fees in the Self-Management Transition Agreements. The settlement was expensed for the year ended December 31, 2016 and as of December 31, 2016 is included in accounts payable and other liabilities.

17.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2016, 2015 and 2014 is summarized below (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $7.7 million, $16.5 million and $17.8 million in 2016, 2015 and 2014, respectively	$43.7	$30.1	$20.8
Non-cash investing and financing activities:
Funds deposited in escrow related to a development acquisition	—	—	1.5
Transfer of real estate from construction in progress to operating real estate	290.0	679.4	286.6
Conversion of investment in unconsolidated real estate joint venture into notes receivable	—	5.0	0.8
Stock issued pursuant to our DRIP	—	—	20.5
Distributions payable	12.5	12.5	12.5
Construction costs and other related payables	18.1	34.9	92.2

18.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Distributions for the First Quarter of 2017

Our board of directors has authorized a distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the first quarter of 2017. The distribution is payable April 7, 2017 to stockholders of record at the close of business on March 31, 2017.

Acquisition of a Multifamily Community

In January 2017, we acquired a 175-unit multifamily community in Los Angeles, California for a gross purchase price of $105 million, before any closing costs. The purchase was funded from the proceeds of the tax like-kind exchange escrow of approximately $56.8 million, the sale of the multifamily community as discussed below and the remainder primarily funded from our credit facilities.

Sale of a Multifamily Community

In February 2017, we sold a 149-unit multifamily community in Dallas, Texas for a gross sales price of $42.0 million, before any closing costs, and an approximate gain on sale of $16.0 million. As of December 31, 2016, the net carrying value of the multifamily community was $25.6 million. The related outstanding mortgage of $19.9 million was repaid at closing from the sales proceeds.

19.     Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$65,547	$68,551	$72,181	$74,461
Income (loss) from continuing operations	$(11,060)	$(11,927)	$9,356	$21,554
Net income (loss) attributable to common stockholders	$(8,307)	$(9,218)	$4,452	$22,537
Basic weighted average shares outstanding	166,743	166,800	166,876	166,880
Diluted weighted average shares outstanding	166,743	166,800	167,649	167,660
Basic and diluted earnings (loss) per share	$(0.05)	$(0.06)	$0.03	$0.13

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Rental revenues	$56,643	$59,105	$59,191	$63,129
Income (loss) from continuing operations	$(1,177)	$44,473	$30,876	$(7,489)
Net income (loss) attributable to common stockholders	$(833)	$49,196	$31,362	$(5,937)
Basic weighted average shares outstanding	166,509	166,541	166,563	166,628
Diluted weighted average shares outstanding	166,509	167,202	167,260	167,247
Basic and diluted earnings (loss) per share	$(0.01)	$0.29	$0.19	$(0.04)

*****

Monogram Residential Trust, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2016
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the Year Ended December 31, 2016	$246	$1,100	$—	$883	$463
For the Year Ended December 31, 2015	144	746	—	644	246
For the Year Ended December 31, 2014	102	550	—	508	144

Monogram Residential Trust, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(in thousands)

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2016
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
4110 Fairmount	Dallas, TX	$7,244	$36,150	$196	$43,590	$4,490	2014/2012	$24,630
4550 Cherry Creek(d)	Denver, CO	7,910	70,184	1,661	79,755	17,146	2004/2011	39,500
55 Hundred(d)	Arlington, VA	13,196	67,515	896	81,607	15,840	2010/2011	40,530
7166 at Belmar(d)	Lakewood, CO	3,385	52,298	2,125	57,808	12,644	2008/2011	28,500
Acacia on Santa Rosa Creek	Santa Rosa, CA	8,100	29,512	2,180	39,792	10,001	2003/2010	29,000
Acappella	San Bruno, CA	8,000	46,973	811	55,784	12,947	2010/2010	29,517
The Alexan(f)	Dallas, Texas	16,550	78,553	—	95,103	647	N/A /2013	50,862
Allegro(e)	Addison, TX	3,900	55,355	1,888	61,143	13,727	2013/2010	5,888
Allusion West University	Houston, TX	9,440	31,372	122	40,934	4,146	2014/2012	20,491
Argenta	San Francisco, CA	11,100	81,624	1,885	94,609	19,833	2008/2011	52,000
Arpeggio Victory Park	Dallas, TX	11,000	47,443	176	58,619	6,042	2014/2012	28,961
Bailey's Crossing(d)	Alexandria, VA	22,214	108,145	1,293	131,652	25,578	2010/2011	76,000
Blue Sol	Costa Mesa, CA	7,167	30,145	155	37,467	3,079	2014/2013	—
Briar Forest Lofts(d)	Houston, TX	4,623	40,155	875	45,653	9,672	2008/2011	19,833
Burrough's Mill(d)	Cherry Hill, NJ	10,075	51,869	1,129	63,073	14,053	2004/2011	24,200
Calypso Apartments and Lofts(d)	Irvine, CA	13,902	42,730	672	57,304	10,158	2008/2011	29,500
The Cameron	Silver Spring, MD	25,191	77,737	774	103,702	17,970	2010/2011	62,207
Cyan on Peachtree	Atlanta, GA	9,302	60,180	—	69,482	4,272	2015/2013	39,114
The District Universal Boulevard	Orlando, FL	5,161	57,448	1,167	63,776	13,545	2009/2011	35,946
Eclipse(d)	Houston, TX	6,927	44,078	603	51,608	10,972	2009/2011	19,687
Ev	San Diego, CA	10,400	73,547	293	84,240	4,260	2015/2015	—
Everly	Wakefield, MA	6,101	39,503	929	46,533	4,071	2014/2012	22,982
Fitzhugh Urban Flats(d)	Dallas, TX	9,394	48,884	1,500	59,778	12,269	2009/2011	26,372
Forty55 Lofts(d)	Marina del Rey, CA	11,382	68,966	648	80,996	16,286	2010/2011	25,500
The Franklin Delray	Delray Beach, FL	9,065	24,229	121	33,415	3,631	2013/2012	—
The Gallery at NoHo Commons	Los Angeles, CA	28,700	78,309	2,693	109,702	25,768	2008/2009	55,000
Grand Reserve(g)	Dallas, TX	2,980	29,231	(530)	31,681	6,114	2009/2012	19,944
The Lofts at Park Crest	McLean, VA	—	49,737	675	50,412	14,367	2008/2010	42,290
The Mark	Boca Raton, FL	13,520	68,574	175	82,269	3,720	2015/2015	—
The Mile	Miami, FL	11,444	38,578	—	50,022	376	2016/2015	—
Muse Museum District	Houston, TX	11,533	36,189	668	48,390	4,084	2014/2012	26,700
Nouvelle	Tysons Corner, VA	30,515	148,668	—	179,183	7,844	2015/2013	82,566

		Initial Cost		Costs Subsequent to Acquisition/ Construction	Gross Amount Carried at December 31, 2016
Property Name	Location	Land	Buildings and Improvements			Accumulated Depreciation (a)	Year of Completion/ Acquisition(b)	Encumbrances(c)
OLUME	San Francisco, CA	12,906	53,196	—	66,102	1,735	2016/2014	—
Pembroke Woods	Pembroke, MA	11,520	29,807	1,369	42,696	6,677	2006/2012	4,112
Point 21	Denver, CO	6,453	41,375	174	48,002	3,417	2014/2012	26,552
San Sebastian(d)	Laguna Woods, CA	7,841	29,037	378	37,256	7,715	2010/2011	20,794
Satori(d)	Fort Lauderdale, FL	8,223	75,126	1,730	85,079	18,053	2010/2011	51,000
SEVEN	Austin, TX	6,041	54,551	—	60,592	3,992	2015/2011	32,483
Skye 2905	Denver, CO	13,831	87,491	654	101,976	20,091	2010/2011	54,711
SoMa	Miami, FL	21,647	80,357	—	102,004	3,593	2016/2013	56,906
Stone Gate	Marlborough, MA	8,300	54,634	2,221	65,155	14,175	2007/2011	33,276
Verge	San Diego, CA	26,620	100,502	—	127,122	5,178	2016/2013	60,736
Vara	San Francisco, CA	20,200	88,500	938	109,638	13,172	2013/2013	57,000
The Venue(d)	Clark County, NV	1,520	24,249	338	26,107	5,944	2009/2011	10,326
Veritas(d)	Henderson, NV	4,950	55,607	653	61,210	12,430	2011/2012	33,911
West Village	Mansfield, MA	5,301	30,068	879	36,248	7,986	2008/2011	19,232
Zinc	Cambridge, MA	23,170	160,726	—	183,896	8,159	2015/2012	105,329
		$527,944	$2,779,107	$35,114	$3,342,165	$461,869		$1,524,088

_____________________________________

(a)	Each of our communities has a depreciable life of 25 to 35 years. Improvements have depreciable lives ranging from 3 to 15 years.

(b)	For multifamily communities developed by the Company, year of acquisition represents the year of our initial investment in the development.

(c)
Encumbrances include mortgages and notes payable and the $150 Million Facility which had an outstanding balance of $10.0 million as of December 31, 2016. The $150 Million Facility is collateralized by the following communities: Allegro and Pembroke Woods. The $150 Million Facility balance was allocated to each community based upon its relative gross real estate amount carried at December 31, 2016. Encumbrances related to mortgage loans excludes $11.2 million of deferred financing costs and $1.0 million of unamortized adjustment from business combinations as of December 31, 2016.

(d)	Community is owned through a Co-Investment Venture. Initial cost is the cost recorded at time of consolidation. Year acquired is the year the property was consolidated.

(e)	During 2013, we completed development of the second phase of Allegro which added an additional 121 units. Phase I of the community was initially completed in 2010.

(f)
For our developments, we transfer costs of a community to land, buildings and improvements as units are completed and capable of generating operating revenue. As of December 31, 2016, The Alexan was 96% complete and is expected to be completed in 2017.

(g)	Subsequent to December 31, 2016, the multifamily community was sold.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Real Estate:
Balance at beginning of year	$3,125,053	$2,423,704	$2,170,747
Additions:
Additions, acquisitions and/or consolidation of joint ventures	298,904	854,472	292,802
Deductions:
Sale of real estate property	(81,792)	(153,123)	(39,845)
Balance at end of year	$3,342,165	$3,125,053	$2,423,704

Accumulated Depreciation:
Balance at beginning of year	$357,036	$280,400	$195,048
Depreciation expense	121,963	98,796	88,806
Deductions	(17,130)	(22,160)	(3,454)
Balance at end of year	$461,869	$357,036	$280,400

Monogram Residential Trust, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2016
(in thousands)

Mezzanine Loans by Community	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Note	Carrying Amount of Note	Principal Amount of Loans Subject to Delinquent Principal or Interest
Jefferson at Stonebriar	15%	June 2018	Principal and interest at maturity	N/A	$16,735	$16,493	$—
Jefferson at Riverside	15%	June 2018	Principal and interest at maturity	N/A	10,436	10,256	—
					$27,171	$26,749	$—

Reconciliation of the Carrying Amount of Mortgage Loans (in thousands):
Balance at January 1, 2014	$52,811
Additions during 2014:
New notes receivable, including advances under mezzanine loans	6,762
Capitalized acquisition costs, net of unearned fee income	133
Deductions during 2014:
Amortization of acquisition costs and fee income	44
Balance at December 31, 2014	59,750
Additions during 2015:
New notes receivable, including advances under mezzanine loans (a)	9,877
Capitalized acquisition costs, net of unearned fee income	(843)
Deductions during 2015:
Collections of principal and loan payoffs (a)	(32,462)
Amortization of acquisition costs and fee income	164
Balance at December 31, 2015	36,486
Additions during 2016:
Advances under mezzanine loans	17,294
Capitalized acquisition costs, net of unearned fee income	(112)
Deductions during 2016:
Collections of principal and loan payoffs	(27,289)
Amortization of acquisition costs and fee income	370
Balance at December 31, 2016	$26,749

(a)	Excludes $4.4 million related to the conversion of an investment in an unconsolidated real estate joint venture into a note receivable that was subsequently repaid in May 2015.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 16, 2014
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 20, 2016
3.3	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on December 16, 2014
4.1	Statement regarding Restrictions on Transferability of Shares of Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on December 16, 2014
10.1+
Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated as of December 20, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on March 12, 2014

10.2
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated May 7, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2015

10.3
Letter Agreement, dated December 20, 2013, between Behringer Harvard Multifamily REIT I, Inc., Monogram Residential Master Partnership I LP and Stichting Depositary PGGM Private Real Estate Fund, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 12, 2014

10.4†	Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 16, 2014
10.5†
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Company’s Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 26, 2015

10.6†*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Company’s Second Amended and Restated Incentive Award Plan (with respect to grants made in January 2017)
10.7†
Form of Restricted Stock Unit Award Agreement (Officers) under the Company’s Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 26, 2015

10.8†
Form of Restricted Stock Award Agreement (Employees) under the Company’s Second Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on February 26, 2016

10.9†	Form of Restricted Stock Unit Award Agreement Deferral Election Form, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 26, 2015
10.10+
Master Modification Agreement, dated as of July 31, 2013, by and among the Company (formerly known as Behringer Harvard Multifamily REIT I, Inc.), the Operating Partnership (formerly known as Behringer Harvard Multifamily OP I LP), REIT TRS Holding, LLC, Behringer Harvard Multifamily REIT I Services Holdings, LLC, Behringer Harvard Multifamily Advisors I, LLC, Behringer Harvard Multifamily Management Services, LLC and Behringer Harvard Institutional GP LP, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2013

10.11†
Severance Agreement, effective as of December 15, 2014, among the Company, the Operating Partnership and Mark T. Alfieri, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2014

10.12†
Severance Agreement, effective as of December 15, 2014, among the Company, the Operating Partnership and Howard Garfield, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2014

10.13†
Severance Agreement, effective as of December 15, 2014, among the Company, the Operating Partnership and Ross Odland, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2014

10.14†
Severance Agreement, effective as of December 15, 2014, among the Company, the Operating Partnership and Daniel J. Rosenberg, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 16, 2014

10.15†
Severance Agreement, effective as of December 15, 2014, among the Company, the Operating Partnership and Margaret Daly, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 16, 2014

10.16†
Severance Agreement, effective as of October 26, 2015, among the Company, the Operating Partnership and Daniel Swanstrom, II, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 11, 2015

10.17†
Amendment to Severance Agreement, effective as of October 26, 2015, among the Company, the Operating Partnership and Howard Garfield, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 11, 2015

10.18
Credit Agreement by and among the Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC, collectively as borrower, and NorthMarq Capital, LLC, as lender, dated March 26, 2010, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed on March 31, 2010

10.19
Multifamily Revolving Credit Note by Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership) and Behringer Harvard Orange, LLC, as borrower, in favor of NorthMarq Capital, LLC dated March 26, 2010, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on March 31, 2010

10.20
Multifamily Open-End Mortgage, Assignment of Rents and Security Agreement between Behringer Harvard Orange, LLC, as mortgagor, and NorthMarq Capital, LLC, as mortgagee, dated March 26, 2010, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on March 31, 2010

10.21	Credit Agreement by and among the Operating Partnership and the lenders thereto, dated January 14, 2015, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 26, 2015
10.22
Contribution Agreement by and among Behringer Harvard Multifamily OP I LP (the former name of the Company’s operating partnership), Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, Monogram Residential Pembroke, LLC and the additional guarantors thereto, dated January 14, 2015, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 26, 2015

10.23
Unconditional Guaranty of Payment and Performance from the Company, Monogram Residential Inc., MR Business Trust, Monogram Residential Addison Circle, LLC, and Monogram Residential Pembroke, LLC, collectively as guarantor, to KeyBank National Association, as lender, dated January 14, 2015, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 26, 2015

10.24†	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 26, 2015
10.25
Transaction Agreement by and among Monogram Residential Master Partnership I LP, REIT MP GP, LLC, Stichting Depositary PGGM Private Real Estate Fund and Monogram Residential Waterford Place REIT, LLC, dated May 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2015

10.26*	Separation and Consulting Agreement by and among Monogram Residential Trust, Inc., Monogram Residential OP LP and Daniel J. Rosenberg, dated January 24, 2017
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Filed or furnished herewith

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