Form 10-Q
period 2017-03-31
Monogram Residential Trust, Inc.
filed 2017-05-09
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
 As of April 30, 2017, the Registrant had 167,017,079 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended March 31, 2017

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Real estate
Land	$539,312	$527,944
Buildings and improvements	2,717,792	2,814,221
Gross operating real estate	3,257,104	3,342,165
Less accumulated depreciation	(452,439)	(461,869)
Net operating real estate	2,804,665	2,880,296
Construction in progress, including land	133,005	120,423
Total real estate, net	2,937,670	3,000,719

Cash and cash equivalents	59,150	74,396
Tax like-kind exchange escrow	110,917	56,762
Intangibles, net	16,287	16,977
Other assets, net	54,963	51,248
Total assets	$3,178,987	$3,200,102

Liabilities and equity

Liabilities
Mortgages and notes payable, net	$1,228,920	$1,522,207
Credit facilities payable, net	230,137	8,023
Construction costs payable	23,148	26,859
Accounts payable and other liabilities	25,646	32,707
Deferred revenues and other gains	22,000	22,077
Distributions payable	12,606	12,512
Tenant security deposits	6,027	6,205
Total liabilities	1,548,484	1,630,590

Commitments and contingencies

Redeemable noncontrolling interests	29,073	29,073

Equity
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 166,963,812 and 166,832,722 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	1,440,003	1,439,199
Cumulative distributions and net income (loss)	(246,670)	(310,124)
Total equity attributable to common stockholders	1,193,350	1,129,092
Non-redeemable noncontrolling interests	408,080	411,347
Total equity	1,601,430	1,540,439
Total liabilities and equity	$3,178,987	$3,200,102

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Rental revenues	$73,338	$65,547

Expenses
Property operating expenses	19,138	18,806
Real estate taxes	11,964	10,622
General and administrative expenses	6,870	6,510
Acquisition, investment and development expenses	64	278
Interest expense	11,704	10,366
Amortization of deferred financing costs	1,549	1,536
Depreciation and amortization	31,859	30,056
Total expenses	83,148	78,174

Interest income	1,181	1,682
Loss on early extinguishment of debt	(3,901)	—
Other expense, net	(88)	(115)
Loss from continuing operations before gains on sales of real estate	(12,618)	(11,060)
Gains on sales of real estate	86,723	—

Net income (loss)	74,105	(11,060)

Net loss attributable to non-redeemable noncontrolling interests	1,880	2,755
Net income (loss) available to the Company	75,985	(8,305)
Dividends to preferred stockholders	—	(2)
Net income (loss) attributable to common stockholders	$75,985	$(8,307)

Weighted average number of common shares outstanding - basic	167,001	166,743
Weighted average number of common shares outstanding - diluted	167,791	166,743

Basic and diluted earnings (loss) per common share	$0.45	$(0.05)

Distributions declared per common share	$0.075	$0.075

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2016	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581
Net loss	—	—	—	—	—	(2,755)	(8,305)	(11,060)
Contributions by noncontrolling interests	—	—	—	—	—	1,287	—	1,287
Issuance of common and restricted shares, net	—	—	143	—	(183)	—	—	(183)
Amortization of stock-based compensation	—	—	—	—	583	—	—	583
Distributions:
Common stock - regular	—	—	—	—	—	—	(12,508)	(12,508)
Noncontrolling interests	—	—	—	—	—	(6,147)	—	(6,147)
Preferred stock	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2016	10	$—	166,755	$17	$1,436,654	$454,218	$(290,338)	$1,600,551

Balance at January 1, 2017	10	$—	166,833	$17	$1,439,199	$411,347	$(310,124)	$1,540,439
Net income (loss)	—	—	—	—	—	(1,880)	75,985	74,105
Contributions by noncontrolling interests	—	—	—	—	—	6,093	—	6,093
Issuance of common and restricted shares, net	—	—	131	—	(393)	—	—	(393)
Cancellation of preferred stock	(10)	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,197	—	—	1,197
Distributions:
Common stock - regular	—	—	—	—	—	—	(12,522)	(12,522)
Other related to stock-based compensation	—	—	—	—	—	—	(9)	(9)
Noncontrolling interests	—	—	—	—	—	(7,480)	—	(7,480)
Balance at March 31, 2017	—	$—	166,964	$17	$1,440,003	$408,080	$(246,670)	$1,601,430

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$74,105	$(11,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on sales of real estate	(86,723)	—
Loss on early extinguishment of debt	3,901	—
Depreciation	31,574	29,769
Amortization of deferred financing costs and debt premium/discount	1,232	1,050
Amortization of intangibles	262	275
Amortization of deferred revenues	(369)	(364)
Amortization of stock-based compensation	1,197	583
Other, net	69	(26)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(8,115)	(4,486)
Other assets	(3,210)	2,133
Cash provided by operating activities	13,923	17,874

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate	(105,110)	—
Additions to existing real estate	(1,731)	(1,741)
Construction in progress, including land	(21,775)	(30,712)
Proceeds from sales of real estate, net	242,518	—
Advances on notes receivable	—	(11,009)
Collection on notes receivable	—	14,989
Tax like-kind exchange escrow deposits	(110,923)	624
Tax like-kind exchange escrow disbursements	56,768	—
Other escrow deposits	1,572	787
Other, net	26	45
Cash provided by (used in) investing activities	61,345	(27,017)

Cash flows from financing activities
Mortgage and notes payable proceeds	6,059	23,167
Mortgage and notes payable principal payments	(304,298)	(2,455)
Proceeds from credit facilities	282,000	10,000
Credit facilities payments	(60,057)	(20,000)
Contributions from noncontrolling interests	6,093	1,287
Distributions paid on common stock - regular	(12,522)	(12,495)
Distributions paid to noncontrolling interests	(7,396)	(6,058)
Other, net	(393)	(183)
Cash used in financing activities	(90,514)	(6,737)

Net change in cash and cash equivalents	(15,246)	(15,880)
Cash and cash equivalents at beginning of period	74,396	83,727
Cash and cash equivalents at end of period	$59,150	$67,847

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                                      Organization and Business

Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These primarily include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities.  Further, we may invest in other real estate-related securities, including mortgage, bridge, mezzanine or other loans, or in entities that make investments similar to the foregoing.

We invest in multifamily communities that may be wholly owned by us or held through joint venture arrangements with third-party institutional or other national or regional real estate developers/owners which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments.

As of March 31, 2017, we have equity and debt investments in 49 multifamily communities, of which 41 are stabilized operating multifamily communities and eight are in various stages of lease up or construction. Of the 49 multifamily communities, we wholly own ten multifamily communities and two debt investments for a total of 12 wholly owned investments. The remaining 37 investments are held through Co-Investment Ventures, all of which are consolidated.

As of March 31, 2017, we are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the “PGGM Co-Investment Partner”) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of both March 31, 2017 and December 31, 2016. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
Total	37

(a)	As of March 31, 2017 and December 31, 2016, the PGGM CO-JVs include Developer Partners in 18 multifamily communities.

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of March 31, 2017, we believe we are in compliance with all applicable REIT requirements.

2.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of March 31, 2017 and condensed consolidated statements of operations, equity and cash flows for the periods ended March 31, 2017 and 2016 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2017 and December 31, 2016, and our consolidated results of operations and cash flows for the periods ended March 31, 2017 and 2016. Such adjustments are of a normal recurring nature.

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

We did not record any impairment loss for the three months ended March 31, 2017 and 2016, respectively.

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

As of both March 31, 2017 and December 31, 2016, cash and cash equivalents include $28.8 million held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. For the three months ended March 31, 2016, any common stock equivalents were anti-dilutive. For the three months ended March 31, 2017, the dilutive impact was less than $0.01.

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

3.                                      New Accounting Pronouncements

In May 2014, the FASB issued updated guidance with respect to revenue recognition. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance will replace most existing revenue and real estate sale recognition guidance in GAAP when it becomes effective. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our accounting for the sale of real estate will be required to follow the revised guidance. The revised guidance allows for the use of either the full or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating each of our revenue streams for the effect that the adoption of the revised guidance will have on our consolidated financial statements and related disclosures. We do not expect the new guidance to have a significant effect on the recognition of our real estate sales; however, such final determination can only be made based on the specific terms of such sale. We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued a new standard, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of lease agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retails leases, will be affected.

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

4.                                      Real Estate Investments

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of March 31, 2017 and December 31, 2016, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	March 31, 2017			December 31, 2016
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,717.8	$29.6	$18.9	$2,814.2	$34.1	$18.9
Less: accumulated depreciation and amortization	(452.4)	(28.1)	(4.1)	(461.9)	(32.1)	(3.9)
Net	$2,265.4	$1.5	$14.8	$2,352.3	$2.0	$15.0

In January 2017, we acquired Desmond at Wilshire, a 175-unit multifamily community located in Los Angeles, California, from an unaffiliated seller, for a gross contract purchase price of $105.0 million, excluding closing costs. The purchase was substantially funded from the proceeds of multifamily community sales and the tax like-kind exchange escrow. The Desmond at Wilshire was a recently completed development in lease up at the date of acquisition.

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $31.5 million and $29.6 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both March 31, 2017 and December 31, 2016, includes $2.6 million of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both March 31, 2017 and December 31, 2016, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for both the three months ended March 31, 2017 and 2016 was approximately $0.3 million.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
April through December 2017	$0.8
2018	0.4
2019	0.4
2020	0.4
2021	0.4

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the three months ended March 31, 2017 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Three Months Ended March 31, 2017
March 2017	The District Universal Boulevard - Orlando, FL (a)	$78.5	$77.0	$27.1
March 2017	Skye 2905 - Denver, CO (a)	126.0	124.2	43.6
February 2017	Grand Reserve - Dallas, TX	42.0	41.3	16.0
	Total	$246.5	$242.5	$86.7

(a)
The cash proceeds from the sale, net of related mortgage debt, are reflected in “Tax like-kind exchange escrow” on the consolidated balance sheet as of March 31, 2017. The proceeds are being held in escrow in connection with a tax like-kind exchange for replacement properties. See Note 15, “Subsequent Events” for further discussion of an acquisition closing after March 31, 2017.

The following table presents net income for the periods presented below related to the multifamily communities sold during the three months ended March 31, 2017, including gains on sales of real estate (in millions):

	For the Three Months Ended March 31,
	2017	2016
Net income from multifamily communities sold	$84.1	$0.3
Less: net income attributable to noncontrolling interest	—	—
Net income attributable to common stockholders	$84.1	$0.3

There were no sales of multifamily communities for the three months ended March 31, 2016.

5.                                      Variable Interest Entities

All of our CO-JVs, including the Master Partnership, are VIEs, and we are the primary beneficiary of each CO-JV. All of these VIEs were created for the purpose of operating and developing multifamily communities.   Each of the VIEs are businesses, and assets of each VIE are available for purposes other than the settlement of the VIE’s obligations.

The following table presents the significant balances related to our VIEs as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Total assets	$2,328.4	$2,335.1
Net operating real estate	2,138.2	2,154.6
Construction in progress	133.0	120.8

Mortgages and notes payable outstanding (a)	$1,054.8	$1,237.9
Unsecured credit facility	193.0	—
Plus: unamortized adjustments from business combinations	—	0.1
Less: deferred financing costs, net	(9.2)	(7.9)
Total mortgages and notes payable, net	$1,238.6	$1,230.1

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable have no recourse to us.

Of the $1,054.8 million of mortgages and notes payable outstanding as of March 31, 2017, $670.7 million represents fully funded, non recourse mortgages and the remaining $384.1 million relates to amounts outstanding for construction financing with total commitments of $485.5 million. We have provided partial payment guarantees ranging from 5% to 25% on $331.7 million of the $384.1 million outstanding as of March 31, 2017. The outstanding amount of these guarantees is $68.4 million as of March 31, 2017. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. The construction loans are secured by a first mortgage in each multifamily community. See Note 7, “Mortgages and Notes Payable” and Note 8, “Credit Facilities Payable” for further information on our VIE debt.

6.                                      Other Assets

The components of other assets as of March 31, 2017 and December 31, 2016 are as follows (in millions):

	March 31, 2017	December 31, 2016
Notes receivable, net (a)	$26.8	$26.7
Resident, tenant and other receivables	6.9	5.2
Escrows and restricted cash	9.8	13.7
Prepaid assets, deposits and other assets	11.5	5.6
Total other assets, net	$55.0	$51.2

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of March 31, 2017, the weighted average interest rate is 15.0% and the weighted average remaining years to scheduled maturity is 1.2 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

7.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of March 31, 2017 and December 31, 2016 (dollar amounts in millions and monthly LIBOR at March 31, 2017 is 0.98%):

			As of March 31, 2017
	March 31,	December 31,	Weighted Average	Maturity
	2017	2016	Interest Rates	Dates
Company level (a)
Fixed rate mortgages payable	$181.1	$292.6	3.71%	2018 to 2021

Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	635.2	636.6	3.23%	2017 to 2023
Variable rate mortgage payable (c)	35.5	35.5	Monthly LIBOR + 1.94%	2017
Fixed rate construction loans payable:
Operating (d)	52.3	—	4.00%	2018
In construction	—	50.9	N/A	N/A
Variable rate construction loans payable (e):
Operating	312.0	498.5	Monthly LIBOR + 2.07%	2018
In construction	19.8	16.4	Monthly LIBOR + 2.15%	2019 to 2020
Total Co-Investment Venture level - consolidated	1,054.8	1,237.9
Total Company and Co-Investment Venture level	1,235.9	1,530.5
Plus: unamortized adjustments from business combinations	—	1.0
Less: deferred financing costs, net	(7.0)	(9.3)
Total consolidated mortgages and notes payable, net	$1,228.9	$1,522.2

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)	Includes an $11.3 million mortgage that matured in April 2017 and was refinanced subsequent to March 31, 2017.

(d)
As of March 31, 2017, includes one loan with a total commitment of $53.5 million. The construction loan includes a two year extension option. As of March 31, 2017, there is $1.2 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(e)
As of March 31, 2017, includes seven loans with total commitments of $432.0 million. As of March 31, 2017, the Company has partially guaranteed six of these loans with total commitments of $352.0 million, of which $68.4 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of March 31, 2017, there is $100.3 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

In connection with our sales of real estate during the three months ended March 31, 2017, we retired $110.1 million of mortgages and notes payable prior to their maturity date, incurring $3.0 million of loss on early extinguishment of debt. We included payments related to early extinguishment of debt in cash flows from financing activities in the condensed consolidated statement of cash flows.

As of March 31, 2017, $2.1 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of March 31, 2017.

As of March 31, 2017, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
April through December 2017	$2.8	$180.2	$183.0
2018	63.9	368.6	432.5
2019	60.4	162.2	222.6
2020	1.2	172.9	174.1
2021	52.8	108.5	161.3
Thereafter	—	62.4	62.4
Total	$181.1	$1,054.8	1,235.9
Less: deferred financing costs, net			(7.0)
Total mortgages and notes payable, net			$1,228.9

We believe these mortgages and notes payable can be refinanced or retired from available capital resources at or prior to their maturity dates, which may include extension options.

8.                               Credit Facilities Payable

The following table presents the terms and amounts outstanding under our credit facilities as of March 31, 2017 and December 31, 2016 (dollar amounts in millions and monthly LIBOR at March 31, 2017 was 0.98%):

	Balance Outstanding
	March 31, 2017	December 31, 2016	Interest Rate as of March 31, 2017	Maturity Date
Company level
$150 million credit facility (a)	$—	$10.0
$200 million revolving credit facility	42.0	—	Monthly LIBOR + 2.50%	January 14, 2019 (b)
Total Company level	42.0	10.0

Co-Investment Venture level - consolidated
Unsecured Credit Facility:
Revolver	93.0	—	Monthly LIBOR + 2.25%	March 30, 2021 (b)
Term loan	100.0	—	Monthly LIBOR + 2.25%	March 30, 2022
Total Co-Investment Venture level- consolidated	193.0	—

Total credit facilities outstanding	235.0	10.0
Less: deferred financing costs, net	(4.9)	(2.0)
Total credit facilities payable, net	$230.1	$8.0

(a)    We retired the facility on February 28, 2017.

(b)    Includes a one year extension option.

Unsecured Credit Facility

On March 30, 2017, we and the PGGM Co-Investment Partner entered into a $300 million unsecured credit facility (the “Unsecured Credit Facility”), consisting of a $200 million revolving credit facility (the “Revolver”) and a $100 million term loan. The Unsecured Credit Facility provides us with the ability from time to time to increase the facility up to $500 million, subject to certain conditions, and to allocate the increase between the Revolver and the term loan.

The aggregate borrowing availability under the Unsecured Credit Facility will generally be equal to 50% of the value of the unencumbered properties, as defined in the agreement governing the Unsecured Credit Facility. Properties may be removed from or added to the unencumbered properties pool, subject to the satisfaction of certain conditions contained in the agreement governing the Unsecured Credit Facility. As of March 31, 2017, additional aggregate borrowing availability is approximately $26 million.

The agreement governing the Unsecured Credit Facility contains customary provisions with respect to events of default, covenants and borrowing conditions. The most significant of these are that the ratio of net operating income attributable to the unencumbered properties to debt interest expense of borrowings under the Unsecured Credit Facility must not be less than 1.4 to 1.0 and that borrowing under the Unsecured Credit Facility will not exceed 50% of the adjusted value of the unencumbered properties.

$200 Million Revolving Credit Facility

Borrowing tranches under the $200 million revolving credit facility (the “ $200 Million Facility”) bear interest at rates based on defined leverage ratios, which as of March 31, 2017 is LIBOR + 2.5%. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

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

The agreement governing the $200 Million Facility contains customary provisions with respect to events of default, covenants and borrowing conditions. In particular, the agreement governing the $200 Million Facility requires us to maintain (as defined in such agreement) a tangible consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted rolling 12-month consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1, and, beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our rolling 12-month funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”).

We believe we are in compliance with all provisions of our credit facilities as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	March 31, 2017		December 31, 2016
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$294.7	30% to 45%	$295.6	30% to 45%
MW Co-Investment Partner	107.1	45%	109.6	45%
Developer Partners	4.3	0% to 10%	4.1	0% to 10%
Subsidiary preferred units	2.0	(b)	2.0	(b)
Total non-redeemable NCI	$408.1		$411.3

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value).  The subsidiary preferred units are not redeemable by the unit holders and, as of March 31, 2017, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the three months ended March 31, 2017 and 2016, we paid the following distributions to noncontrolling interests (in millions):

	For the Three Months Ended March 31,
	2017	2016
Distributions paid to noncontrolling interests:
Operating activities	$6.3	$6.1
Investing and financing activities	1.1	—
Total	$7.4	$6.1

Redeemable Noncontrolling Interests

As of March 31, 2017 and December 31, 2016, redeemable noncontrolling interests consisted of the following (dollar amounts in millions):

	March 31, 2017		December 31, 2016
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$29.1	0% to 10%	$29.1	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by national or regional multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, which are generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of March 31, 2017, we have recorded in redeemable noncontrolling interests $28.8 million of put options, of which $8.6 million are exercisable by certain of our Developer Partners but have not been exercised. Subsequent to March 31, 2017, one of the Developer Partners exercised their put for $2.8 million. These Developer CO-JVs also generally include buy/sell provisions, generally available after the tenth year after completion of the development and mark to market elections which if elected, are generally available after the seventh year after formation of the Developer CO-JV. The mark to market provisions provide us the option to acquire the Developer Partner’s ownership interest or sell the multifamily community. None of these buy/sell or mark to market rights are currently available.  If the noncontrolling interest relates to a PGGM Co-JV, then the PGGM Co-Investment Partner would be responsible for its share of such payments.

Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  If the individual put options are not exercised, these Developer Partners have a back end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions. For the three months ended March 31, 2017 and 2016, no promoted interest payments were made by us related to redeemable noncontrolling interests.

10.                               Stockholders’ Equity

Capitalization

In connection with our transition to self-management, on July 31, 2013, we issued 10,000 shares of a new Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) to an affiliate of our former external advisor, Behringer Harvard Multifamily Advisors I, LLC (collectively with its affiliates, “Behringer”). On February 13, 2017, all outstanding shares of the Series A Preferred Stock were canceled without any conversion or other consideration. See Note 13, “Related Party Arrangements” for additional discussion related to the Series A Preferred Stock.

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares of common stock has been authorized for issuance under the Incentive Award Plan and 18.2 million shares of common stock are available for issuance as of March 31, 2017. As of March 31, 2017, we have outstanding time-based RSUs (RSUs where the award vests ratably over time and is not subject to future performance targets, and accordingly, which are initially recorded at the current market price at the time of grant), performance-based RSUs (RSUs which at the time of grant are recorded at fair value and the final award, if any, is based on achieving certain performance targets) and restricted stock. For the three months ended March 31, 2017 and 2016, we had approximately $1.1 million and $0.6 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

Restricted Stock Units

We have outstanding RSUs held by our executive officers and independent directors. RSUs generally vest in equal increments over the vesting period (generally two to three years with acceleration in the event of certain defined events). Dividends on RSUs that have vested but have not been exercised are reflected in other distributions in the condensed consolidated statement of equity.

The following table includes the number of RSUs granted, exercised (including RSUs used to satisfy employee income tax withholding) and outstanding as of March 31, 2017 and 2016:

	2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	801,603	$9.48	549,496	$9.64
Granted	585,280	8.55	376,608	9.20
Exercised	(104,961)	9.48	(72,685)	9.60
Outstanding March 31,	1,281,922	$9.06	853,419	$9.45

Time-based RSUs outstanding	976,258	$9.70	853,419	$9.45
Performance-based RSUs outstanding	305,664	$6.99	—	$—

Final awards of our performance-based RSUs outstanding as of March 31, 2017 will be based on our total shareholder return, as defined, compared to absolute targets and to the weighted average of a defined peer group.

Restricted Stock

Restricted stock is granted to non-executive employees and generally vests in equal increments over a three year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of March 31, 2017 and 2016:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	123,661	$9.77	20,868	$9.21
Granted	75,708	10.36	95,847	9.20
Exercised	(24,928)	9.20	(6,414)	9.21
Forfeited	(11,523)	9.55	(2,925)	9.21
Outstanding March 31,	162,918	$10.15	107,376	$9.20

Distributions

The following table presents the regular distributions declared for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2017		2016
	Declared	Declared per Share	Declared	Declared per Share
First quarter	$12.5	$0.075	$12.5	$0.075
Total	$12.5	$0.075	$12.5	$0.075

11.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions and substantially all of our Developer CO-JVs include mark to market provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we have the option to purchase the Developer Partner’s ownership interest at the established market price or sell the multifamily community.  As of March 31, 2017, no such buy/sell offers are outstanding or mark to market provisions are available.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2017 and December 31, 2016, we have approximately $19.1 million and $19.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of March 31, 2017, we have entered into construction and development contracts with $82.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 24 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
April through December 2017	$0.5
2018	0.8
2019	0.8
2020	0.8
2021	0.8
Thereafter	2.4
Total	$6.1

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

12.                              Fair Value of Derivatives and Financial Instruments

Financial Instruments Carried at Fair Value on a Recurring Basis

We currently use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. The fair value of the interest rate caps are determined using Level 2 inputs under the fair value hierarchy. These inputs include quoted prices for similar interest rate cap arrangements, including consideration of the remaining term, the current yield curve, and interest rate volatility. Because our interest rate caps are on standard, commercial terms with national financial institutions, credit issues are not considered significant. As of March 31, 2017, we have $0.1 million of interest rate caps that are carried at fair value on a recurring basis.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis for the three months ended March 31, 2017 (in millions):

For the Three Months Ended March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value	Loss
Other assets
Interest rate caps	$—	$0.1	$—	$0.1	$(0.1)

We had no fair value adjustments on a recurring basis for the three months ended March 31, 2016.

Non-recurring Basis - Fair Value Adjustments

We had no fair value adjustments on a nonrecurring basis for the three months ended March 31, 2017 and 2016.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of March 31, 2017 and December 31, 2016 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value. Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our mortgages and notes payable as of March 31, 2017 and December 31, 2016 are as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,235.9	$1,233.7	$1,531.5	$1,533.8
Less: deferred financing costs, net	(7.0)		(9.3)
Mortgages and notes payable, net	$1,228.9		$1,522.2

13.                               Related Party Arrangements

On February 13, 2017, we made a payment of $1.6 million to Behringer in full settlement of disputed fees related to Behringer’s prior advisory services. The related expense was recorded in 2016.

To address disagreements related to the timing of the start and end of the measurement period of the conversion provisions of the Series A Preferred Stock (See Note 10, “Stockholders’ Equity”), the Company’s board of directors formed a special determination committee. The special determination committee concluded, and the board of directors approved, that the measurement period began on January 2, 2017 and ended on February 13, 2017. Subsequently, the Company filed a complaint and a motion for summary judgment that such determination is conclusive and binding upon the Company and Behringer, as the sole holder of the Series A Preferred Stock. In response, Behringer filed a complaint seeking a contrary declaration. On February 13, 2017, all outstanding shares of the Series A Preferred Stock issued to Behringer, which represented all of the Series A Preferred Stock shares issued and outstanding, were canceled without any conversion or other consideration. On March 17, 2017, the Company’s motion for summary judgment was granted and the Company’s determination of the timing of the measurement period was confirmed. On April 19, 2017, the 30-day period for Behringer to appeal expired. As a result, there is no longer any pending litigation or appeal rights between the parties.

14.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2017 and 2016 is summarized below (in millions):

	For the Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $1.0 million and $2.4 million in 2017 and 2016, respectively	$13.9	$11.3

Non-cash investing and financing activities:
Transfer of real estate from construction in progress to operating real estate	5.0	117.3
Distributions payable - regular	12.5	12.5
Construction costs and other related payables	18.2	16.3

15.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Distribution for the Second Quarter of 2017

Our board of directors has authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2017. The quarterly distribution is payable on July 7, 2017 to stockholders of record at the close of business on June 30, 2017.

Acquisition of a Multifamily Community

In April 2017, we acquired a 265-unit multifamily community in Arlington, Virginia for a gross contract purchase price of $143.0 million, before any closing costs. The purchase was funded from proceeds of the tax like-kind exchange escrow of approximately $70.9 million, the sale of a multifamily community in March 2017 and the remainder primarily funded from our credit facilities.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of the business and results of operations of Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017.

Overview

General

 We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. Our principal financial goal is to increase long-term shareholder value through the operation, acquisition, and development of our multifamily communities and, when appropriate, the disposition of multifamily communities in our portfolio. We plan to achieve our financial goal by allocating capital in urban, suburban-urban and high-density suburban growth markets, with a high quality, diversified portfolio that is professionally managed. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These primarily include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities. As of March 31, 2017, our portfolio includes investments in 49 multifamily communities in ten states comprising 13,674 residential units.

Our investments may be wholly owned by us or held through joint venture arrangements with third-party investors which we define as “Co-Investment Ventures” or “CO-JVs.”  These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans.

We target locations in primary markets and coastal regions with high job and rent growth, including transit-oriented locations and vibrant areas offering lifestyle and retail amenities, and primarily class A communities that are newer and highly amenitized with higher rents per unit for the submarket. Class A communities, where the rents are higher than the median for the submarket, have historically provided greater long-term returns than class B communities. Also, newer communities, with updated amenities and less capital and maintenance expenditures, have historically provided greater long-term returns than older communities. Further, because markets move in and out of favor, we mitigate our exposure to any given submarket by investing in a geographically diversified portfolio.

We continuously review our portfolio for long-term growth prospects and scale and operating efficiencies, and expect to continue to reposition and redeploy capital to improve long-term returns. Currently, certain of our markets are experiencing oversupply from new development, which is resulting in rental concessions and decelerating revenue growth. Some of these are in non-coastal markets, where we may decide to permanently or temporarily exit the markets, as we did in 2015 and 2017 when we exited Chicago and Orlando, respectively.

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

To date, we have made investments in individual multifamily communities. In the future, we plan to continue investing in individual multifamily communities and may pursue acquisitions of portfolios or other transactions. To date, all of our acquisitions have been for cash but we may acquire individual multifamily communities or portfolios through an “UPREIT structure” or by issuing shares of our common stock. Several of our recent acquisitions have been structured as tax like-kind exchanges. Such a structure may be attractive to us, particularly when we have large tax gains. As of March 31, 2017, we had

$110.9 million deposited in tax like-kind exchange escrows, which were partially used to complete an acquisition of a multifamily community in April 2017. As discussed below, we may also acquire interests through Co-Investment Ventures.

We invest in high quality communities in high barrier coastal markets, which have long-term diversified economic drivers. We also invest in selected growth markets that have high job and rent growth fundamentals, such as Dallas, Austin, Houston, Denver and Atlanta. These markets may change over time as local market fundamentals change, particularly trends in demand/supply, rental growth and operating expenses. Within these markets, we primarily focus on urban, suburban-urban and high-density suburban areas with higher paying jobs, convenient transportation, retail and other lifestyle amenities. These target locations are typically in infill sites, which may also include urban and suburban-urban areas, and are generally high density, lifestyle submarkets with walkable locations, near public mass transportation and employment. We believe these locations attract affluent renters, who are generally older than the typical renter demographic, and who tend to experience lower turnover and are subject to less price elasticity.

We may also incorporate into our investment portfolio lease up communities, which are generally recently completed multifamily developments that have not started or have just started leasing, and which may provide for better pricing relative to stabilized assets and a more timely realization of operating cash flow than traditional development projects. Generally, we make additional non-recurring and revenue enhancing capital improvements to aesthetically improve the community and its amenities when it allows us to increase rents and stabilize occupancy with the goal of increasing yield and improving total returns.

We invest in developments where we believe we can create value and cash flow greater than through stabilized investments on a risk adjusted basis. We seek developments with characteristics similar to our stabilized multifamily investments, but at a lower cost per unit and in locations where there are limited acquisition opportunities. Our developments also allow us to build a portfolio that is tailored to our specifications with respect to location with the latest amenities and operational efficiencies, which result in lower capital expenditures and maintenance costs. Investing in developments further allows us to maintain a younger portfolio.

In selecting development investment opportunities, we generally focus on sites that are already entitled and environmentally assessed. While entitled land carries a higher upfront cost, acquiring ready to develop land significantly shortens the development time cycle, and reduces the associated carrying costs and exposure to materials and labor cost escalations as well as the development risks. Because of our approach to development, the average time from closing on the land to the start of vertical construction for these development projects has historically averaged approximately six months As of March 31, 2017, all of our current uncompleted developments are entitled and under construction.

As discussed further below under “Co-Investment Ventures,” we enter into strategic Co-Investment Ventures with institutional investors which we believe offer efficient, cost effective capital for growth. This institutional investor equity capital generally does not carry priority or minimum returns and in some arrangements, we receive promoted interests if certain total returns are achieved. Equity from joint ventures allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participation in investments that we may otherwise have deemed disproportionately too large for our current portfolio. In addition, these joint ventures may provide a very cost effective internal source of growth or capital re-allocation, if we elect to purchase or sell all of our partner’s or our ownership interest in the underlying multifamily communities. Joint ventures also allow us to earn fees for asset management, development and property management, which offset portions of our general and administrative expenses. These institutional joint venture arrangements include relatively standard market distributable cash flow provisions and are structured so that we are the manager of the Co-Investment Venture subject to certain approval rights retained by our partners.

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

The table below presents a summary of our Co-Investment Ventures as of March 31, 2017 and December 31, 2016.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. All of our Co-Investment Ventures are reported on the consolidated basis of accounting.

Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	21	50% to 70%
MW CO-JVs	14	55%
Developer CO-JVs	2	100%
Total CO-JV Multifamily Communities (b)	37

(a)	As of March 31, 2017 and December 31, 2016, includes Developer Partners in 18 multifamily communities.

(b)	Total investments in multifamily communities were 49 and 51 as of March 31, 2017 and December 31, 2016, respectively.

Property Portfolio

We invest in operating and development multifamily communities which are geographically diversified by submarket.  Our geographic regions are defined by state or by region. Our portfolio is comprised of the following geographic regions and specific markets within each region where we have multifamily communities:

•	Colorado — Denver market

•	South Florida — Greater Miami market and Fort Lauderdale market

•	Georgia — Atlanta market

•	Mid-Atlantic — Washington, DC market and greater Philadelphia market

•	Nevada — Las Vegas market

•	New England — Greater Boston market

•	Northern California — Greater San Francisco market

•	Southern California — Greater Los Angeles market and San Diego market

•	Texas — Austin market, Dallas market, and Houston market

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado (a)	3	808	4	1,208
South Florida (a)	5	1,205	6	1,630
Georgia	1	329	1	329
Mid-Atlantic	5	1,412	5	1,412
Nevada	2	598	2	598
New England	4	958	4	958
Northern California	5	942	4	821
Southern California	7	1,654	7	1,654
Texas (a)	9	2,924	10	3,073
Totals	41	10,830	43	11,683

	Physical Occupancy Rates (b)		Monthly Rental Revenue per Unit (c)
	March 31,	December 31,	March 31,	December 31,
Geographic Region	2017	2016	2017	2016
Colorado	93%	93%	$1,849	$1,853
South Florida	94%	94%	2,190	1,949
Georgia	95%	92%	2,031	2,052
Mid-Atlantic	95%	94%	1,985	1,983
Nevada	97%	96%	1,111	1,100
New England	96%	95%	1,767	1,773
Northern California	95%	95%	3,114	3,055
Southern California	95%	96%	2,268	2,256
Texas	95%	95%	1,591	1,627
Totals	95%	95%	$1,967	$1,925

(a)    During the three months ended March 31, 2017, we sold the following multifamily communities (dollars in millions):

Multifamily Community	Location	Number of Units	Sales Contract Price
The District Universal Boulevard	Orlando, Florida	425	$78.5
Skye 2905	Denver, Colorado	400	126.0
Grand Reserve	Dallas, Texas	149	42.0
Total		974	$246.5

(b)
Physical occupancy rate is defined as the number of residential units occupied for stabilized multifamily communities as of March 31, 2017 or December 31, 2016 divided by the total number of residential units as of the applicable date.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of March 31, 2017, our stabilized multifamily communities have approximately 132,000 square feet of leasable retail space which is approximately 1% of total rentable area.  Two large retail spaces are occupied under long term leases by a national grocer and a national drug store, which make up approximately half of our retail square footage combined; the remaining retail spaces are small, generally 1,000 square feet or less. As of March 31, 2017, approximately 77% of the 132,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(c)      Monthly rental revenue per unit has been calculated based on the leases in effect as of March 31, 2017 or December 31, 2016, as applicable, for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied residential units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other recurring occupancy related revenues from storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region (including developments in lease up) as of March 31, 2017 and December 31, 2016:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Mid-Atlantic	1	1	461	461	77%	66%
New England	1	1	392	392	74%	69%
Northern California	—	1	—	121	N/A	84%
Southern California	1	—	175	—	18%	N/A
Texas	1	1	365	365	45%	30%
Total	4	4	1,393	1,339	61%	59%

During the three months ended March 31, 2017, we acquired a multifamily community in lease up and a multifamily community classified as lease up as of December 31, 2016 was reclassified as stabilized.

The table below presents the currently projected number of multifamily communities and units by geographic region that are in our development program and that are under development and construction as of March 31, 2017 and December 31, 2016.

	Number of Communities		Number of Units
Geographic Region	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Under development and construction:
South Florida	1	1	146	146
Southern California	1	1	510	510
Total	2	2	656	656

See further information regarding our development program below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Texas	2	795	2	795
Total debt investments	2	795	2	795

Of these debt investments, one of the communities is in lease up and was 20% occupied as of March 31, 2017.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the three months ended March 31, 2017 and should be read in conjunction with the full discussion of the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

Rental revenues for the three months ended March 31, 2017 increased $7.8 million over the comparable period of 2016 due primarily to lease up of multifamily communities in our development program, partially offset by the effects of sales of multifamily communities in 2016 and 2017. Our multifamily communities currently classified as stabilized non-comparable and lease up accounted for $11.5 million of the increase in rental revenues for the three months ended March 31, 2017. Since March 31, 2016, eight communities began lease up or reached stabilization, representing 2,180 units and approximately 18% of our operating units as of March 31, 2017. These increases were partially offset by a decrease of in rental revenues related to multifamily communities sold in 2016 and 2017. During the three months ended March 31, 2017, we sold three communities with 974 units and a net book value of $156.6 million, and in 2016 we sold two communities with 417 units and a net book value of $76.0 million, combined for both years representing approximately 11% of our operating units as of March 31, 2017. Rental revenues from Same Store multifamily communities, as defined below, remained flat as a 0.5% increase in rental rates, on a weighted average basis, was substantially offset by a decrease in occupancy.

Our operating results generally benefited from favorable demand fundamentals in most of our markets. Overall, we were able to increase Same Store rental revenue per unit by approximately 0.2% since March 31, 2016. In certain markets, particularly South Florida, Southern California, Washington D.C. and Las Vegas, we were also able to significantly increase rental rates or occupancy year over year. However, in other markets, increased construction and supply of multifamily units have led to rental concessions and/or significant occupancy declines. These were primarily focused in the Houston, San Francisco, Austin, Boston and Denver markets. We believe these trends will continue into 2017, but for certain of these markets, particularly in the coastal markets, we believe the underlying demand fundamentals are still positive and, after the short term effects of oversupply are absorbed, that those markets will return to historical rental revenue growth rates.  When we believe a market will underperform other investment opportunities, we will consider temporarily or permanently exiting such market, as was the case in 2015 and 2017 when we exited Chicago and Orlando, respectively.

Our operating multifamily communities include those with any recurring lease revenues, which may include developments in lease up. Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  As of March 31, 2017, our operating multifamily communities included 45 communities, consisting of 35 Same Store communities, six stabilized communities that were not yet categorized as Same Store, and four communities (including one recent acquisition in lease up) in various stages of lease up. Since January 1, 2017, eight additional communities qualified for Same Store classification, and we sold three Same Store communities. Accordingly, since December 31, 2016, we have had a net increase of five Same Store communities from 30 Same Store communities as of December 31, 2016 to a total of 35 Same Store communities as of March 31, 2017.

Lease up of Developments

During the three months ended March 31, 2017, the lease up of our development communities accounted for all of our rental revenue growth from the comparable period in 2016. As of March 31, 2017, our development program includes three communities that are not yet stabilized.

We expect that our development program, as construction is completed and each development community leases up, will continue to account for a significant portion of revenue and operational growth. The three communities noted above as not yet stabilized as of March 31, 2017 include 1,218 units and were only 66% occupied in the aggregate as of March 31, 2017. Two communities were under construction and not in operations as of March 31, 2017. Based on our current development schedule, we expect to add these communities to our operating portfolio during the periods indicated in the table below:

Year	Number of Communities	Units Added to Operations	% of Total Operating Units (a)
April through December 2017	1	146	1%
2018	1	510	4%
Total	2	656	5%

(a)	As of March 31, 2017, total operating units were 12,223 and included four communities in lease up (including one recent acquisition in lease up).

Development Activity

As of March 31, 2017, we have two multifamily communities in active construction in our development program. The two developments are in vertical construction, and based on the total costs incurred as a percentage of total estimated costs, are approximately 56% complete. We expect one of these developments to be completed during 2017 and the other development to be completed by the end of 2018. Full stabilization of operations generally takes an additional nine to 18 months depending on the size of the community.

As of March 31, 2017, we have approximately $115.8 million of remaining development costs (which exclude estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. As of March 31, 2017, approximately $88.5 million of our remaining development costs are expected to be funded from committed construction financing and $10.5 million primarily from PGGM. We generally seek property-specific construction financing at 40-60% of construction costs but may also utilize our credit facilities or other liquidity sources to fund our developments. Because we have already invested a large portion of the equity requirements for our development program, the amount drawn under our construction loans and/or credit facilities, and therefore our overall leverage, will be increasing in the near term. As these development projects stabilize, we expect to achieve deleveraging through organic growth in operations.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $1.2 million for the three months ended March 31, 2017, compared to $3.1 million in the comparable period in 2016. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period, the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. Of the $1.2 million capitalized for the three months ended March 31, 2017, $0.2 million relates to developments with no anticipated future capitalized interest and real estate taxes, and $1.0 million relates to developments with capitalized interest and real estate taxes expected to continue in 2017 and later.

Sales Activities

During the three months ended March 31, 2017, we sold three multifamily communities in Dallas, Texas, Orlando, Florida and Denver, Colorado with 974 units for net sales proceeds of $242.5 million and gains on sales of real estate of $86.7 million. During 2016, subsequent to March 31, 2016, we also sold two multifamily communities with 417 units. The communities sold in 2017 and 2016 reported $3.7 million and $7.4 million of revenues (through the sales date) for the three months ended March 31, 2017 and 2016, respectively. Of the five multifamily communities sold through March 31, 2017, approximately $105.1 million of the sales proceeds was used to acquire a multifamily community in lease up in January 2017, approximately $110.1 million was used to retire debt and $110.9 million was placed in a tax like-kind exchange escrow. Subsequent to March 31, 2017, $70.9 million of the like-kind exchange escrow was used to acquire a multifamily community in lease up. See “Acquisition Activities” below for additional discussion.

Acquisition Activities

In January 2017, we acquired a 175-unit multifamily community in Los Angeles, California for a gross contract purchase price of $105.0 million, before any closing costs. The purchase was funded from the proceeds of the remaining 2016 tax like-kind exchange escrow and a portion from 2017 net sales proceeds. The multifamily community was acquired in lease up and as of March 31, 2017 was 18% occupied. Accordingly, the acquired multifamily community did not report significant operating activity during the first quarter of 2017.

In April 2017, we acquired a 265-unit multifamily community in Arlington, Virginia for a gross contract purchase price of $143.0 million, before any closing costs. The purchase was funded from proceeds of the tax like-kind exchange escrow of approximately $70.9 million, the sale of a multifamily community in March 2017 and the remainder primarily funded from our credit facilities.

Results of Operations

The three months ended March 31, 2017 as compared to the three months ended March 31, 2016

Rental Revenues.

The following table presents the classifications of our rental revenue for the three months ended March 31, 2017 and 2016 (in millions):

	For the Three Months Ended March 31,
	2017	2016	Change
Rental revenue
Same Store	$54.0	$54.0	$—
Stabilized Non-Comparable	10.4	3.4	7.0
Lease up	5.2	0.7	4.5
Dispositions and other non-lease up developments	3.7	7.4	(3.7)
Total rental revenue	$73.3	$65.5	$7.8

Rental revenues for the three months ended March 31, 2017 were $73.3 million compared to $65.5 million for the three months ended March 31, 2016.  Same Store revenues, which accounted for approximately 74% of total rental revenues for 2017 remained flat compared to the comparable period of 2016. While Same Store monthly rental revenue per unit, on a weighted average basis, for the three months ended March 31, 2017 increased approximately 0.5%, Same Store occupancy, on a weighted average basis, decreased approximately 0.8%. In addition, communities that were stabilized non-comparable or in lease up as of March 31, 2017 were 78% occupied as of March 31, 2017, compared to 30% occupied at March 31, 2016. Accordingly, stabilized non-comparable communities and lease ups, which include both acquisitions and developments, produced rental revenues of $15.6 million for the three months ended March 31, 2017, an increase of $11.5 million from the comparable period in 2016. During 2016, subsequent to March 31, 2016, and the three months ended March 31, 2017, we sold a total of five operating communities, representing a total of 1,391 units. These sold communities reported $7.4 million of revenue for the three months ended March 31, 2016 compared to $3.7 million of revenue for the three months ended March 31, 2017, a decrease in revenue of $3.7 million.

Property Operating and Real Estate Tax Expenses.

The following table presents the classifications of our property operating expenses and real estate tax expenses for the three months ended March 31, 2017 and 2016 (in millions):

	For the Three Months Ended March 31,
	2017	2016	Change
Property operating expenses, including real estate taxes
Same Store	$19.8	$19.5	$0.3
Stabilized Non-Comparable	4.2	2.8	1.4
Lease up	3.2	1.9	1.3
Dispositions and other non-lease up developments	1.4	2.6	(1.2)
Corporate property management expense	2.5	2.6	(0.1)
Total property operating expenses, including real estate taxes	$31.1	$29.4	$1.7

Total property operating and real estate tax expenses for the three months ended March 31, 2017 and March 31, 2016 were $31.1 million and $29.4 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 64% of total property operating expenses and real estate taxes for the three months ended March 31, 2017. Stabilized non-comparable communities and lease ups, which include both acquisitions and developments, accounted for $2.7 million of the increase in total property operating and real estate tax expenses. Increases in real estate taxes was the largest component of the increase. Total real estate tax expense increased $1.3 million due to the decrease in capitalized real estate taxes and higher property tax assessed valuations on our multifamily communities. Since March 31, 2016, four developments have been completed and transferred to operating real estate resulting in a decrease of $0.4 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the three months ended March 31, 2017 as compared to the same period of 2016. Of the remaining $0.9 million increase in real estate tax expenses, $0.8 million related to developments that stabilized in 2016 or 2017. Sales of multifamily communities during 2016 and 2017 resulted in a decrease in property operating expenses and real estate taxes of approximately $1.2 million. Corporate-related and other property management expenses of $2.5 million for the three months ended March 31, 2017 decreased $0.1 million compared to the same period in 2016.

General and Administrative Expenses.  General and administrative expenses increased by $0.4 million for the three months ended March 31, 2017 compared to the same period of 2016. The increase was primarily due to higher severance costs of $1.2 million and legal expenses related to matters with our former advisor of approximately $0.2 million. These increases were partially offset by our reduction in force that we undertook during mid-2016.

Interest Expense. For the three months ended March 31, 2017 and 2016, we incurred total interest charges, net of other finance fees, of $12.5 million and $12.6 million, respectively. The slight decrease in total interest charges was due to a net decrease in our average debt balances of approximately $20 million from March 31, 2016 to March 31, 2017. This decrease in interest charges was partially offset by a decrease in amounts capitalized. For the three months ended March 31, 2017 and 2016, we capitalized interest expense of $1.0 million and $2.4 million, respectively, and accordingly, recognized net interest expense for the three months ended March 31, 2017 and 2016 of $11.7 million and $10.4 million, respectively. The decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases. Our weighted average interest rate for the three months ended March 31, 2017 and 2016 were substantially unchanged.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $31.9 million and $30.1 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of a net increase in our average depreciation and amortization of real estate assets since March 31, 2016. Since March 31, 2016, we have transferred $177.7 million from construction in progress to operating real estate. These increases were only partially offset by the sales of three operating multifamily communities in the first quarter of 2017 and two operating multifamily communities in 2016 (August 2016 and December 2016), which have decreased our depreciable real estate costs by an aggregate $246.5 million. Since the effects of 2017 sales were only for a partial period, the effects on depreciation and amortization may be greater in future periods.

Interest Income. Interest income for the three months ended March 31, 2017 and 2016 was $1.2 million and $1.7 million, respectively. Interest income decreased $0.5 million due to less notes receivable principal and fewer notes receivable outstanding in 2017 as compared to 2016.

Loss on early extinguishment of debt. For the three months ended March 31, 2017, we incurred a loss on early extinguishment of debt of $3.9 million principally as a result of prepayment penalties related to mortgage loans on communities sold during 2017 and repaid before maturity.

Gains on Sales of Real Estate. Gains on sales of real estate for the three months ended March 31, 2017 represents the gains recognized on the sales of Grand Reserve in February 2017 and The District Universal Boulevard and Skye 2905 in March 2017. There were no sales of real estate for the three months ended March 31, 2016.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2016 to March 31, 2017.

Total real estate, net decreased $63.0 million for the three months ended March 31, 2017. This decrease was principally due to the sales of three multifamily communities carried at a net book value of $156.6 million. This decrease was partially offset by the acquisition of one multifamily community in January 2017 for a gross contract purchase price $105.0 million, before any closing costs, and $23.5 million of development costs and other additions to real estate incurred during the three months ended March 31, 2017.

The tax like-kind exchange escrow increase was due to the $110.9 million added to escrows from 2017 sales and $56.8 million disbursed for the 2017 acquisition of Desmond at Wilshire.

Mortgages and notes payable, net decreased $293.3 million while credit facilities payable, net increased $222.1 million. As noted above, we sold three multifamily communities during the three months ended March 31, 2017 where existing mortgages of $110.1 million were repaid upon the sales. Additionally, as further discussed in “Liquidity and Capital Resources — Short-Term Liquidity,” on March 30, 2017, we entered into a new unsecured credit facility and repaid six construction loans, drawing $193.0 million.

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

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

Cash flows provided by operating activities for the three months ended March 31, 2017 were $13.9 million as compared to cash flows provided by operating activities of $17.9 million for the same period in 2016.  During the three months ended March 31, 2017, we paid $1.6 million to our previous sponsor in settlement of a fee dispute. No such amounts were paid during the comparable period of 2016. Cash flows from operating activities were also negatively impacted during the three months ended March 31, 2017 due to dispositions of multifamily communities subsequent to March 31, 2016 of approximately $1.8 million.

Cash flows provided by investing activities for the three months ended March 31, 2017 were $61.3 million compared to cash flows used in investing activities of $27.0 million during the comparable period in 2016.  Proceeds from the sales of real estate for the three months ended March 31, 2017 were $242.5 million from the sale of three multifamily communities, whereas no sales occurred during the three months ended March 31, 2016. During the three months ended March 31, 2017, we acquired a multifamily community for $105.1 million. There were no acquisitions during the comparable period of 2016. Expenditures related to our development program during the three months ended March 31, 2017 decreased $8.9 million compared to the same period in 2016 as the number of communities under construction decreased in 2017. We expect capital expenditures related to our development program to be a significant use of cash but potentially trending lower depending on future investment and development opportunities.

Cash flows used in financing activities for the three months ended March 31, 2017 were $90.5 million compared to cash flows used in financing activities of $6.7 million for the three months ended March 31, 2016.  During the three months ended March 31, 2017, we repaid $304.3 million of mortgage and notes payable (including all related prepayment costs), of which $110.1 million related to proceeds received from the sales of three multifamily communities and $187.6 million in repayments of construction loans from the proceeds under the unsecured credit facility. This compared to approximately $10.7 million of net increases in mortgage and notes payable and credit facilities for the same period of 2016. For the three months ended March 31, 2017, contributions from noncontrolling interests were $6.1 million compared to $1.3 million for the comparable period in 2016, which was primarily used to fund construction costs.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $59.2 million as of March 31, 2017.  The Company also has $500 million of total borrowing capacity under its credit facilities with current available capacity of approximately $419 million based on existing collateral. As of March 31, 2017, $235.0 million in borrowings was outstanding under these facilities. Subsequent to March 31, 2017, we have made additional draws on our credit facilities of $68.0 million primarily to fund an acquisition as discussed further below. Accordingly, as of April 30, 2017, our outstanding borrowings under these credit facilities was $303.0 million, and we have $116.4 million available to draw. We may deploy these funds for additional investments in multifamily communities through both acquisition and development investments, to refinance existing mortgage and construction financings which may benefit from lower or fixed interest rates and for other corporate purposes. We may supplement our investable cash with capital from other sources including Co-Investment Ventures, real estate financing, and possibly other equity and debt offerings. We may also refinance or dispose of our investments and use the proceeds to reinvest in new investments, reduce existing debt, or use for other obligations, including distributions on our common stock. Our investments may include wholly owned and joint venture equity interests in operating or development multifamily communities and loans secured directly or indirectly by multifamily communities.

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

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facilities. As of March 31, 2017, we currently have a $300 million unsecured credit facility (the “Unsecured Credit Facility”) and a $200 million revolving credit facility (the “$200 Million Facility.”) As of March 31, 2017, our cash and cash equivalents balance was $59.2 million.

Our consolidated cash and cash equivalent balance of $59.2 million as of March 31, 2017 includes approximately $28.8 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $13.9 million for the three months ended March 31, 2017 compared to $17.9 million for the comparable period in 2016.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $6.3 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively. Our net share of cash flow from operating activities was $7.6 million and $11.8 million for the three months ended March 31, 2017 and 2016, respectively. We expect increasing cash flow as developments lease up and stabilize as discussed above.

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

Our board of directors, after considering the current and expected operations of the Company and other market and economic factors, authorizes regular distributions payable to stockholders of record with respect to a single record date each quarter. For the first quarter of 2017, our board of directors has authorized quarterly distributions in the amount of $0.075 per share on all outstanding shares of common stock of the Company for each quarter (an annualized amount of $0.30 per share). See further discussion under “Distribution Policy — Distribution Activity” below. We expect to fund distributions, as may be authorized by our board of directors in the future, from multiple sources including cash flow from our current investments, our available cash balances, financings and dispositions.

We use, and intend to continue to use, our credit facilities to provide greater flexibility in our cash management and to provide funding for our development program, acquisitions, repositioning debt, and, on an interim basis, for our other short term needs. We also intend to draw on the credit facilities to refinance construction and other mortgage loans and to bridge liquidity requirements between other sources of capital, including other long term financing, property sales and operations. Accordingly, we expect outstanding balances under the credit facilities to fluctuate over time.

On March 30, 2017, we and the PGGM Co-Investment Partner entered into the Unsecured Credit Facility, consisting of a $200 million revolving credit facility (the “Revolver”) and a $100 million term loan. The Unsecured Credit Facility provides us with the ability from time to time to increase the facility up to $500 million, subject to certain conditions and allocate the increase between the Revolver and the term loan.

Pursuant to our credit facilities, we are required to maintain certain financial covenants, the most restrictive of which require us to maintain a consolidated net worth of at least $1.16 billion, consolidated total indebtedness to total gross asset value of less than 65%, and adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges of not less than 1.50 to 1 for the most recently ended four calendar quarters, and beginning December 31, 2015, a limit on distributions and share repurchases in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by the National Association of Real Estate Investment Trusts (“NAREIT”) over certain defined historical periods. See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.

The Unsecured Credit Facility advances are limited to PGGM Co-Investment activities; however, certain proceeds may be distributed to us which may be used for any purpose. Advances under the $200 Million Facility have no restrictions.

Based on our financial data as of March 31, 2017, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table below. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities, amounts available to draw and the average interest rates for the three months ended March 31, 2017, are summarized as follows (dollar amounts in millions; LIBOR at March 31, 2017 was 0.98%):

	March 31, 2017			For the Three Months Ended March 31, 2017
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Unsecured Credit Facility	$193.0	$26.4	3.23%	$4.3	3.23%	$193.0
$200 Million Facility	42.0	158.0	3.48%	15.4	3.30%	42.0
Total credit facilities payable	235.0	$184.4		$19.7		$235.0
Less: deferred financing costs, net	(4.9)
Total credit facilities payable, net	$230.1

(a)	The average interest rate is based on month-end interest rates for the period.

For the three months ended March 31, 2017, we borrowed approximately $193.0 million to retire six construction loans, $28.0 million to fund the remaining amounts related to a multifamily community acquisition and approximately $4.0 million for general working capital purposes. See the following section for additional discussion related to an acquisition subsequent to March 31, 2017.

As we acquire other multifamily investments. complete our development program as described in this section, refinance the related construction loans and as refinancings related to property sales may require, we may use the credit facilities more frequently. We also believe we have the necessary capital market relationships, financial position and operating performance to add other borrowings, which could provide additional capital resources and more flexibility in managing our liquidity requirements.

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

As discussed above, as of March 31, 2017, we have cash balances and a total borrowing capacity of $500 million under our credit facilities with current available capacity of approximately $419 million based on existing collateral. These funding sources are available for additional investments in acquisitions and developments, including our existing development program. We may also use these sources for interim or long term deleveraging of our permanent property financings. To the extent our investments are in developments, the time period to invest the funds and achieve a stabilized return could be longer.  Accordingly, our cash requirements during this period may reduce the amounts otherwise available for other investments.

During the three months ended March 31, 2017, we acquired a 175-unit multifamily community located in Los Angeles, California for a net cash cost of $105.1 million. The acquisition was funded from a multifamily community sale in December 2016 (where all of the net proceeds had been placed in a tax like-kind exchange escrow for $56.8 million), a multifamily community sale in February 2017 with net proceeds after retirement of debt of $19.9 million, and the remainder from our credit facilities. Subsequent to March 31, 2017, we acquired a 265-unit multifamily community in Arlington, Virginia for a net cash cost of approximately $143.9 million. The acquisition was funded from a multifamily community sale in March 2017 of $126.0 million, where the funds net of a related mortgage retirement, had been placed in a tax like-kind exchange escrow for $70.9 million and the remainder was funded from our credit facilities. Accordingly, as of April 30, 2017, including normal working capital activity, our total outstanding credit facility borrowings are $303.0 million and current available to draw is approximately $116.4 million. We may consider reducing our credit facility outstanding balances by placing long term mortgage financing on these or other multifamily communities, other property dispositions or by using other capital sources.

Both of these acquisitions were in lease up at acquisition, and as of April 30, 2017 are approximately 26% occupied, on a weighted average basis. While these multifamily communities did not produce significant cash flow for the three months ended March 31, 2017, we expect increasing contributions to operating cash flow as the communities lease up.

We may also increase the number and diversity of our investments by entering into new Co-Investment Ventures, as we have done with our existing partners in prior years. As of March 31, 2017, PGGM has unfunded commitments of approximately $8.6 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $14.7 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, they may have certain rights of first refusal to commit up to an additional $33.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $33.5 million, our co-investment share would be approximately $41.7 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 205 billion euro (approximately $218 billion, based on exchange rates as of March 31, 2017) in pension assets for over 2.8 million people as of March 2017.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of March 31, 2017, we have 20 Developer CO-JVs, 18 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 20 Developer CO-JVs, 15 have stabilized operating communities, three have communities in lease up (including developments in lease up) and two have development communities. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

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

For each equity investment, we evaluate the use of new or existing debt, including under our credit facilities. Accordingly, depending on how the investment is structured, we may utilize financing at our company level (primarily related to our wholly owned investments) or at the Co-Investment Venture level, where the specific property owning entities are the borrowers.  For wholly owned acquisitions, we may acquire communities with all cash and then later or once a sufficient portfolio of unsecured communities is in place, obtain secured or unsecured financing. We may also use our credit facilities to fully or partially fund development costs, which we may later finance with construction or permanent financing. If debt is used, we generally expect it to be secured by the property (either individually or pooled), including rents and leases. As of March 31, 2017, all loans, other than borrowings under our credit facilities, consist of individually secured property debt.

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of March 31, 2017, there are six construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $352.0 million, $331.7 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $72.8 million and our outstanding guarantees for these construction loans as of March 31, 2017 is $68.4 million.

While interest rates began increasing in the fourth quarter of 2016, in relation to historical averages, favorable long-term, fixed rate financing terms are currently available for high quality, lower leverage multifamily communities. As of March 31, 2017, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.7% and 3.3%, respectively.  As of March 31, 2017, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 2.4 years and 2.7 years, respectively, prior to the exercise of any extension options.

As of March 31, 2017, $602.3 million or 41% of our debt is floating rate, of which $331.8 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. As of March 31, 2017, we have interest rate caps with a notional amount of $100 million (17% of our total consolidated floating rate debt) at a LIBOR cap rate of 1.75%. As of March 31, 2017, 30-day LIBOR was 0.98%, which was an increase of 0.21% from December 31, 2016. Accordingly, given the potential risk of higher floating rates, we will evaluate increasing our fixed rate debt through refinancings with fixed rates or increase our use of interest rate hedges, including interest rate caps and/or swaps.

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

We may also use individual development construction financing for our developments as an additional source of capital; however, we may use other sources described in this section. If financing is utilized, these financings may be structured as conventional construction loans or so-called construction to permanent loans. Conventional construction loans are usually floating rate with terms of three to four years, with extension options of one to two years. When using floating rate construction loans, we may employ interest rate hedges to manage our interest rate exposure. We expect to use lower leverage and accordingly, we expect these loan amounts to range between 40% and 60% of total costs. Construction to permanent loans are usually fixed rate and for a longer term of seven to ten years.  Accordingly, these loans are best suited when we are looking to lock in long-term financing rates. Both types of development financing require granting the lender a full security interest in the community and may require that we provide partial recourse guarantees to the lender regarding the completion of the development within a specified time and cost and a repayment of all or a portion of the financing. When we use financing, we expect to obtain construction financing separately for each development, generally when we have entered into general contractor construction contracts and obtained necessary local permits. We may close additional loans as the development projects progress, which may include different structures, as well as potentially use other sources. See the development tables below for additional discussion of our existing development activity.

As of March 31, 2017, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at March 31, 2017 was 0.98%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$181.1	3.71%	2018 to 2021	$181.1
$200 Million Facility (b)	42.0	Monthly LIBOR + 2.50%	2019	42.0
Total Company Level	223.1			223.1

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	635.2	3.23%	2017 to 2023	365.5
Permanent mortgage - variable interest rate (c)	35.5	Monthly LIBOR + 1.94%	2017	19.6
Construction loans - fixed interest rate (d):
Operating	52.3	4.00%	2018	26.1
Construction loans - variable interest rates (e):
Operating	312.0	Monthly LIBOR + 2.07%	2018	182.0
In construction	19.8	Monthly LIBOR + 2.15%	2019 to 2020	10.9
Unsecured Credit Facility:
Revolver (b)	93.0	Monthly LIBOR + 2.25%	2021	51.6
Term loan	100.0	Monthly LIBOR + 2.25%	2022	55.5
Total Co-Investment Venture Level - Consolidated	1,247.8			711.2
Total Company and Co-Investment Venture level	1,470.9			$934.3
Less: deferred financing costs, net	(11.9)
Total all levels	$1,459.0

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

(b)	Includes a one year extension option.

(c)	Includes an $11.3 million mortgage that matured in April 2017 and was refinanced subsequent to March 31, 2017.

(d)
Includes one loan with a total commitment of $53.5 million and a two year extension option. As of March 31, 2017, there is $1.2 million remaining to draw under the construction loan. We may elect not to fully draw down on the unfunded commitment.

(e)
Includes seven loans with total commitment of $432.0 million. As of March 31, 2017, the Company has partially guaranteed six of these loans with total commitments of $352.0 million, and as of March 31, 2017, $68.4 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of March 31, 2017, there is $100.3 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

The total commitment, the outstanding balance, and the remaining balance available to draw under our construction loans by type as of March 31, 2017, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Approximate Share of Remaining to Draw (a)
In Construction	$104.4	$19.8	$84.6	$54.9
Operating	381.1	364.3	16.8	10.1
Total	$485.5	$384.1	$101.4	$65.0

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

Certain of these debts contain covenants requiring the maintenance of certain operating performance and debt leverage levels.  As of March 31, 2017, we believe we and the respective borrowers were in compliance with these covenants.

As of March 31, 2017, contractual principal payments for our mortgages and notes payable and credit facilities for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Approximate Share (a)
April through December 2017 (b)	$2.8	$180.2	$102.5
2018	63.9	368.6	274.8
2019	102.4	162.2	206.4
2020	1.2	172.9	96.4
2021	52.8	201.5	164.1
Thereafter	—	162.4	90.1

(a)
Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. See below at “Non-GAAP Measurements — Our Approximate Share.”

(b)	Includes an $11.3 million mortgage that matured in April 2017 and was refinanced subsequent to March 31, 2017.

We would expect to refinance borrowings at or prior to their respective maturity dates and to refinance the conventional construction loans with longer term debt upon stabilization of the development, which may include our Unsecured Credit Facility. We may also exercise extension options. There is no assurance that at those times market terms would allow financings at comparable interest rates or leverage levels. In addition, we would anticipate that for some of these communities, lower leverage levels may be beneficial and may require additional equity or capital contributions from us or the Co-Investment Venture partners. We expect to use our available cash or other sources discussed in this section to fund any such additional capital contributions.

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of March 31, 2017, approximately 22% (compared to 40% at December 31, 2016) of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs.

None of our construction financings or credit facilities are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitizations lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

Additional sources of long-term liquidity may include increased leverage on our existing investments, either for individual communities or pools of communities.  As of March 31, 2017, the leverage on our stabilized operating portfolio, as measured by GAAP property cost before accumulated depreciation and amortization, was approximately 44%.  Although it is not our current strategy, through refinancings, we may be able to generate additional liquidity by increasing this leverage within our targeted leverage range.  In addition, as of March 31, 2017, 13 multifamily communities (nine of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $741.6 million were not encumbered by any secured debt. As of March 31, 2017, our unsecured debt was $193.0 million, with an excess of unencumbered GAAP property cost to unsecured debt of $548.6 million. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

We may use our credit facilities to provide bridge or long-term financing for our wholly owned communities.  Where the credit facilities are used as bridge financing, we would use proceeds on a temporary basis until we could secure permanent financing. The proceeds of such permanent financing would then be available to repay borrowings under the credit facilities. However, the credit facilities may also be used on a longer term basis, similar to permanent financing. See “—Short-Term Liquidity” above for a discussion of availability of the credit facilities.

Property dispositions may be a source of capital which may be recycled into investments in multifamily development or operating communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including but not limited to the pay down of debt, common stock buy backs or distributions on our common stock, which may include capital gain distributions. We look at a variety of factors in evaluating dispositions including current and projected market conditions, the age of the community, our critical mass of operating communities in the market, where we would look to dispose of communities before major improvements are required, increasing risk of competition, changing submarket fundamentals, and compliance with applicable federal REIT tax requirements, including capital gain distributions.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment. During 2016, we sold two multifamily communities (one held by a PGGM CO-JV) for total gross proceeds of $121.5 million. During the three months ended March 31, 2017, we sold three multifamily communities for total gross proceeds of $242.5 million, repaying $110.1 million in mortgage loans.

Other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also obtain other debt financing, including additional credit facilities, or sell debt or equity securities of the Company.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of March 31, 2017, we have no development investments classified as pre-development.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments not completed as of March 31, 2017, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of March 31, 2017	Estimated Quarter (“Q”) of Completion(b)
Under development and construction:
Caspian Delray Beach	Delray Beach, FL	55%	146	$41.5	2Q 2017
Lucé	Huntington Beach, CA	65%	510	91.5	3Q 2018
Total development portfolio			656	$133.0

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

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations and delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events. The table does not include communities that are classified as completed but may still have retainage and other development true-up costs that have not been paid as of March 31, 2017.

As of March 31, 2017, we have entered into construction and development contracts with $82.1 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally 24 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of March 31, 2017, for our remaining projects under vertical development, substantially all of the hard construction costs have been bought out, reducing potential future cost exposure.

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

As of March 31, 2017, we have approximately $115.8 million of remaining development costs (which excludes estimated Developer Partner put options of $28.8 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$88.5
Co-Investment Venture partner contributions	10.5
Other	16.8
Total	$115.8

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of March 31, 2017 and we expect the other balance to be funded by credit facilities or other capital sources.

Subsequent to March 31, 2017, we received notice of a Developer Partner exercising its developer put of $2.8 million. We anticipate funding the payment from our Unsecured Credit Facility, Co-Investment Partner contributions and/or available cash.

Each of our existing developments in our development program have committed construction financing, based on current market information. While we are currently not in need of additional construction financing, we believe construction financing is available for potential future developments.  Although we have observed some tightening in construction loan availability, we believe current construction financing at competitive market terms is still generally available at 40-60% of cost and at floating rates in the range of 200 basis points to 325 basis points over 30-day LIBOR.  (As of March 31, 2017, 30-day LIBOR was 0.98%.)  There is no assurance that any of these terms would still be available at the time of any future financing.  We expect to utilize the liquidity sources noted above to fund the non-financed portions of the developments. However, with our liquidity position, we may elect to wait until the communities are stabilized to obtain financing, particularly for smaller developments or choose not to finance at all. See above for additional information regarding our development financings.

We make debt investments in multifamily developments generally for the interest earnings; however, our two debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of March 31, 2017, we have two wholly owned debt investments both of which are fully funded. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which generally carry interest rates at 15%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during the contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of March 31, 2017 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of March 31, 2017	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Jefferson at Stonebriar (b)	Frisco, TX	424	$16.7	$16.7	15.0%	June 2018
Jefferson at Riverside (b)	Irving, TX	371	10.4	10.4	15.0%	June 2018
Total loans		795	$27.1	$27.1	15.0%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are generally not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is approximately five years. We would expect operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the three months ended March 31, 2017 and 2016, we spent approximately $2.6 million and $2.0 million, respectively, in recurring and non-recurring capital expenditures. These may include value add improvements that allow us to increase rents per unit.

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

As development, lease up or redevelopment communities are completed and begin to generate distributable income, we may have additional funds available to distribute to our common stockholders. However, there may be a lag before receiving distributable income from our investments while they are under development or lease up. During this period, we may use portions of our available cash balances, credit facilities and other sources to fund a portion of the distributions paid to our common stockholders, which could reduce the amount available for new investments.  We may also refinance or dispose of our investments and use the proceeds to fund distributions on our common stock (including capital gain distributions) or return capital to our shareholders, which may affect the timing or availability of future operating cash flow or we may reinvest the proceeds in new investments to generate additional operating cash flow. There is no assurance that these future investments will achieve our necessary targeted returns or that these sources will be available in future periods to maintain our current level of distributions.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. The $200 Million Facility contains limitations that may restrict our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods, generally a trailing 12-month period. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

Distribution Activity

The following table shows the regular distributions declared for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2017		2016
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
First Quarter	$12.5	$0.075	$12.5	$0.075
Total	$12.5	$0.075	$12.5	$0.075

(a)       Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates for each quarter.

Our board of directors authorized a quarterly distribution in the amount of $0.075 per share on all outstanding shares of common stock of the Company for the second quarter of 2017. The quarterly distribution will be paid on July 7, 2017 to stockholders of record at the close of business on June 30, 2017.

Cash flow from operating activities exceeded regular distributions by $1.4 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our approximate share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the three months ended March 31, 2017, we distributed an estimated $6.3 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $7.6 million, which was less than our regular distributions by $4.9 million.  For the three months ended March 31, 2016, we distributed an estimated $6.1 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $11.8 million, which was less than our regular distributions by $0.7 million.   Funds from operations were less than regular distributions by $1.6 million for the three months ended March 31, 2017. Our regular distributions exceeded funds from operations by $0.1 million for the three months ended March 31, 2016. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

Operating results for 2017 were impacted by the items noted in the “Operational Overview” section discussed above. These factors include the sales of operating communities in 2017 and 2016 and the reinvestment in lease up multifamily communities. Operating results were also affected by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed and leasing activity has not reached stabilized operations resulting in increased interest and property tax expenses in 2017 as compared to previous years. Over the long-term, as our development and lease up investments are completed and leased up, we expect that more of our regular distributions will be paid from our approximate share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between investment capitalization rates and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Substantially all of our Co-Investment Ventures include buy/sell provisions, generally currently available for PGGM and the MW Co-Investment Partner and for Developer Partners, generally available after the tenth year after completion of the development. Substantially all of our Developer CO-JVs include mark to market provisions, which if elected, are generally available after the seventh year after formation of the Developer CO-JV.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we can purchase the Developer Partner’s interest at the established market price or sell the multifamily community.  As of March 31, 2017, no buy/sell arrangements have been triggered or mark to market provisions are available; however, we may need additional liquidity sources in order to meet our obligations under any future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price, which at March 31, 2017 have a contractual total of approximately $28.8 million for all such Developer CO-JVs. As of March 31, 2017, $8.6 million of puts are eligible for exercise by certain of our Developer Partners but have not been exercised. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become contractual, and as of March 31, 2017, we have recorded approximately $28.8 million as redeemable noncontrolling interests. Generally a sale of the property or the election of a mark to market terminates the Developer Partner’s put provision. Subsequent to March 31, 2017, one of our Developer Partners has exercised their put option for $2.8 million, which we expect to pay in the second quarter of 2017.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of March 31, 2017 and December 31, 2016, we have approximately $19.1 million and $19.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $82.1 million remaining to be paid as of March 31, 2017. We expect to enter into additional construction and development contracts related to our current and future development investments.

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stockholders	$76.0	$(8.3)
Real estate depreciation and amortization (a)	31.7	29.9
Gains on sales of real estate	(86.7)	—
Less: noncontrolling interest adjustments	(10.1)	(9.2)
FFO attributable to common stockholders - NAREIT defined	$10.9	$12.4

GAAP weighted average common shares outstanding - basic	167.0	166.7
GAAP weighted average common shares outstanding - diluted	167.8	167.3

Net income (loss) per common share - basic and diluted	$0.45	$(0.05)
FFO per common share - basic and diluted	$0.06	$0.07

(a)         The real estate depreciation and amortization amount represents consolidated real estate-related depreciation and amortization of intangibles.

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended March 31, 2017 and 2016, we capitalized interest of $1.0 million and $2.4 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•	For the three months ended March 31, 2017 and 2016, we incurred $3.9 million of GAAP expenses related to our early extinguishment of debt. Of this amount, approximately $3.6 million was paid in cash.

•
For the three months ended March 31, 2017, we incurred $0.9 million of general and administrative expense, excluding stock compensation expense of $0.3 million, related to our elimination of the general counsel position.

•	For the three months ended March 31, 2017 and 2016, we incurred stock compensation expense of $1.1 million and $0.6 million, respectively.

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

The following table reconciles total debt per the consolidated balance sheet to our approximate share of Company and Co-Investment Venture level debt (in millions):

March 31, 2017
Total Debt per Consolidated Balance Sheet	$1,459.0
Plus: Deferred financing costs, net	11.9
Less: Noncontrolling Interests Adjustments	(536.6)
Our approximate share of Company and Co-Investment Venture level debt	$934.3

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “seek,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, and earnings estimates;

•	the sale of multifamily communities and the use of proceeds;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our properties are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions;

•	trends affecting our financial condition or results of operations; and

•	changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A,

“Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 28, 2017, and the factors as described above and below for further discussion of risks associated with forward-looking statements.

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

•
we may dispose of multifamily communities due to factors including changes in local market conditions, better future net earnings opportunities or capital reallocation, where the redeployment of the capital may negatively impact our financial results and cash flows;

•	newly acquired communities may not stabilize according to our estimated schedule, which may negatively impact our financial results and cash flows;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

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

•	our cash flows may be insufficient to maintain or increase our dividend payments; and

•	we may be unsuccessful in managing changes in our portfolio composition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist primarily of the following: (a) principles of consolidation, (b) cost capitalization, (c) asset impairment evaluation, (d) classification and income recognition of noncontrolling interests, and (e) determination of fair value. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on February 28, 2017.

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

In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retails leases, will be affected.

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

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our lease terms are less than 12 months and reset to market if renewed.  The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities.  Should inflation return, due to the short-term nature of our leases, multifamily investments are considered good inflation hedges.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Although interest rates have risen in the last six months, interest rates are still below their historical averages. However, if the Federal Reserve tightens credit in response to or in anticipation of inflation concerns, interest rates could rise. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps.

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

As of March 31, 2017, we had approximately $868.6 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.38%, $367.3 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.07%, and amounts outstanding under credit facilities of $235.0 million with a weighted average of monthly LIBOR plus 2.29%. As of March 31, 2017, we had consolidated real estate notes receivable with a carrying value of approximately $26.8 million, a weighted average fixed interest rate of 15.0%, and a weighted average remaining maturity of 1.2 years.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate notes receivable unless such instruments are traded or are otherwise terminated prior to maturity. However, interest rate changes will affect the fair value of our fixed rate instruments. While sales of our multifamily communities may result in the early extinguishment of debt and associated prepayment penalties, we do not expect to trade or sell our fixed rate debt instruments prior to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest. Other than prepayment penalties, which are in our control, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of March 31, 2017, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of March 31, 2017 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facilities interest expense	$(12.0)	$(9.0)	$(6.0)	$(3.0)
Interest rate caps	1.2	0.7	0.2	—
Cash investments	1.2	0.9	0.6	0.3
Total	$(9.6)	$(7.4)	$(5.2)	$(2.7)

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

As of March 31, 2017, we have two separate interest rate caps with a total notional amount of $100.0 million.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure for GAAP, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of March 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, on February 10, 2017, the Company and the affiliates of Behringer Harvard Multifamily Advisors I, LLC, the Company’s former external advisor (collectively with its affiliates, “Behringer”), agreed to settle all claims relating to the payment of certain fees under the terms of agreements entered into with Behringer in July 2013 and June 2014 in connection  with the Company’s transition to a self-managed company (the “Disputed Fees”) pending before the District Court of Dallas County, Texas (the “District Court”). Under the terms of the settlement agreement, the Company paid Behringer approximately $1.6 million in consideration for the settlement of the litigation in the District Court and a full release by both parties from all claims relating to the Disputed Fees.
Also, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has been involved in litigation in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”) with Behringer over the terms of the Company’s Series A non-participating, voting, cumulative, 7.0% convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock was issued to Behringer in 2013 in connection with the Company’s transition to a self-managed company.  As previously disclosed, the Company and Behringer disagreed on the timing of the start and end of the measurement period (as used in the Company’s Charter, the “Measurement Period”) necessary to establish the appropriate conversion terms, including the conversion rate, of the Series A Preferred Stock.

On September 30, 2016, the board of directors of the Company (the “Board”) determined that the Measurement Period for the conversion of the Series A Preferred Stock into shares of the Company’s common stock in connection with a Listing (as defined in the Charter) pursuant to Section 5.4 of the Charter would begin on January 2, 2017 and end on February 13, 2017. On the same day, the Company filed a complaint and a motion for summary judgment with the Circuit Court that such determination was legally correct and, if any ambiguity existed in the Charter, was conclusive and binding upon the Company and Behringer, as the sole holder of the Series A Preferred Stock, pursuant to Section 7.5 of the Charter. Subsequently, Behringer filed a motion seeking a contrary declaration concerning the start and end of the Measurement Period pursuant to Section 5.4 of the Charter.

On March 17, 2017, the Circuit Court issued an order (the “Order”) granting the Company’s motion for summary judgment with respect to the start and end of the Measurement Period, holding that Section 5.4 of the Charter is unambiguous. The Order states, among other things, that (i) the Measurement Period in connection with the Listing began on January 2, 2017 and ended on February 13, 2017 (the “Expiration Date”), (ii) on the Expiration Date, all shares of the Series A Preferred Stock ceased to be outstanding and (iii) assuming the conversion value of the Series A Preferred Stock was zero on such Expiration Date, all shares of the Series A Preferred Stock would be automatically deemed canceled as of the Expiration Date without further consideration.

The Order confirms the correctness of the prior determination made by the Board with respect to the timing of the Measurement Period and the Company’s determination that, based on the trading price of the Company’s shares of common stock during such Measurement Period, all outstanding shares of Series A Preferred Stock were properly canceled and ceased to be outstanding as of February 13, 2017 without further consideration.  On April 19, 2017, the 30‑day period for Behringer to appeal the Order expired. In addition, the Company and Behringer filed a Joint Motion to Dismiss with Prejudice the matter filed by Behringer in the District Court of Dallas County, Texas, regarding the same dispute, which motion was granted by the court on April 10, 2017. As a result, there is no longer any pending litigation or appeal rights between the parties.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” set forth in our Annual Report on Form 10-K, filed with the SEC on February 28, 2017.

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
10.1
Credit Agreement, dated as of March 30, 2017, by and among Monogram Residential Facility I, LLC, as the Borrower, Key Bank National Association, in its capacity as agent, JPMorgan Chase Bank, N.A., and Compass Bank, in their capacity as co-syndication agents, Regions Bank, in its capacity as documentation agent, KeyBanc Capital Markets, Inc., JPMorgan Chase Bank, N.A., and Compass Bank, in their capacity as co-lead arrangers and book runners, and the other lenders named therein, incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed on April 4, 2017

10.2*	Form of Three-Year Performance Restricted Stock Unit Award Agreement (Officers) under the Company’s Second Amended and Restated Incentive Award Plan
10.3*	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Monogram Residential Master Partnership I LP, dated March 30, 2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: May 9, 2017	/s/ Daniel Swanstrom, II
Daniel Swanstrom, II
Chief Financial Officer
(Principal Financial Officer)