Form 10-Q
period 2017-06-30
Monogram Residential Trust, Inc.
filed 2017-08-03
CIK 1384710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
 As of July 31, 2017, the Registrant had 167,026,690 shares of common stock outstanding.

MONOGRAM RESIDENTIAL TRUST, INC.
Form 10-Q
Quarter Ended June 30, 2017

Monogram Residential Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Real estate
Land	$544,617	$527,944
Buildings and improvements	2,750,618	2,814,221
Gross operating real estate	3,295,235	3,342,165
Less accumulated depreciation	(460,038)	(461,869)
Net operating real estate	2,835,197	2,880,296
Construction in progress, including land	108,052	120,423
Total real estate, net	2,943,249	3,000,719

Assets associated with real estate held for sale	47,843	—
Cash and cash equivalents	56,274	74,396
Tax like-kind exchange escrows	148,313	56,762
Intangibles, net	16,034	16,977
Other assets, net	59,001	51,248
Total assets	$3,270,714	$3,200,102

Liabilities and equity

Liabilities
Mortgages and notes payable, net	$1,131,901	$1,522,207
Credit facilities payable, net	386,695	8,023
Construction costs payable	18,390	26,859
Accounts payable and other liabilities	30,922	32,707
Deferred revenues and other gains	21,999	22,077
Distributions payable	12,527	12,512
Tenant security deposits	6,268	6,205
Obligations associated with real estate held for sale	33,589	—
Total liabilities	1,642,291	1,630,590

Commitments and contingencies

Redeemable noncontrolling interests	23,516	29,073

Equity
Common stock, $0.0001 par value per share; 875,000,000 shares authorized, 167,031,843 and 166,832,722 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	1,440,303	1,439,199
Cumulative distributions and net income (loss)	(252,374)	(310,124)
Total equity attributable to common stockholders	1,187,946	1,129,092
Non-redeemable noncontrolling interests	416,961	411,347
Total equity	1,604,907	1,540,439
Total liabilities and equity	$3,270,714	$3,200,102

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenues	$71,835	$68,551	$145,173	$134,098

Expenses
Property operating expenses	18,869	20,401	38,007	39,207
Real estate taxes	11,690	10,617	23,654	21,239
General and administrative expenses	4,686	7,353	11,556	13,863
Merger-related expenses	2,801	—	2,801	—
Acquisition, investment and development expenses	69	100	133	378
Interest expense	11,850	11,063	23,554	21,429
Amortization of deferred financing costs	1,327	1,554	2,876	3,090
Depreciation and amortization	31,662	30,998	63,521	61,054
Total expenses	82,954	82,086	166,102	160,260

Interest income	1,246	1,776	2,427	3,458
Loss on early extinguishment of debt	(940)	—	(4,841)	—
Other expense, net	(232)	(168)	(320)	(283)
Loss from continuing operations before gains on sales of real estate	(11,045)	(11,927)	(23,663)	(22,987)
Gains on sales of real estate	28,559	—	115,282	—

Net income (loss)	17,514	(11,927)	91,619	(22,987)

Net (income) loss attributable to non-redeemable noncontrolling interests	(10,683)	2,710	(8,803)	5,465
Net income (loss) available to the Company	6,831	(9,217)	82,816	(17,522)
Dividends to preferred stockholders	—	(1)	—	(3)
Net income (loss) attributable to common stockholders	$6,831	$(9,218)	$82,816	$(17,525)

Weighted average number of common shares outstanding - basic	167,135	166,800	167,068	166,772
Weighted average number of common shares outstanding - diluted	168,241	166,800	168,016	166,772

Basic and diluted earnings (loss) per common share	$0.04	$(0.06)	$0.49	$(0.11)

Distributions declared per common share	$0.075	$0.075	$0.150	$0.150

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(Unaudited)

							Cumulative Distributions and Net
	Preferred Stock		Common Stock		Additional		Income (Loss)
	Number	Par	Number	Par	Paid-in	Noncontrolling	available to	Total
	of Shares	Value	of Shares	Value	Capital	Interests	the Company	Equity
Balance at January 1, 2016	10	$—	166,612	$17	$1,436,254	$461,833	$(269,523)	$1,628,581
Net loss	—	—	—	—	—	(5,465)	(17,522)	(22,987)
Contributions by noncontrolling interests	—	—	—	—	—	2,967	—	2,967
Issuance of common and restricted shares, net	—	—	173	—	(341)	—	—	(341)
Amortization of stock-based compensation	—	—	—	—	1,771	—	—	1,771
Distributions:
Common stock - regular	—	—	—	—	—	—	(25,017)	(25,017)
Noncontrolling interests	—	—	—	—	—	(15,769)	—	(15,769)
Preferred stock	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	10	$—	166,785	$17	$1,437,684	$443,566	$(312,065)	$1,569,202

Balance at January 1, 2017	10	$—	166,833	$17	$1,439,199	$411,347	$(310,124)	$1,540,439
Net income	—	—	—	—	—	8,803	82,816	91,619
Acquisitions of noncontrolling interests	—	—	—	—	(674)	(541)	—	(1,215)
Contributions by noncontrolling interests	—	—	—	—	—	12,652	—	12,652
Issuance of common and restricted shares, net	—	—	199	—	(602)	—	—	(602)
Cancellation of preferred stock	(10)	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,380	—	—	2,380
Distributions:
Common stock - regular	—	—	—	—	—	—	(25,050)	(25,050)
Other related to stock-based compensation	—	—	—	—	—	—	(16)	(16)
Noncontrolling interests	—	—	—	—	—	(15,300)	—	(15,300)
Balance at June 30, 2017	—	$—	167,032	$17	$1,440,303	$416,961	$(252,374)	$1,604,907

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$91,619	$(22,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on sales of real estate	(115,282)	—
Loss on early extinguishment of debt	4,841	—
Depreciation	62,960	60,479
Amortization of deferred financing costs and debt premium/discount	2,376	2,089
Amortization of intangibles	516	551
Amortization of deferred revenues	(819)	(728)
Amortization of stock-based compensation	2,380	1,771
Other, net	(248)	(96)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	300	728
Other assets	(4,553)	1,291
Cash provided by operating activities	44,090	43,098

Cash flows from investing activities
Additions to real estate:
Acquisitions of real estate	(248,065)	—
Additions to existing real estate	(5,039)	(4,295)
Construction in progress, including land	(47,155)	(55,332)
Proceeds from sales of real estate, net	349,379	—
Acquisitions of noncontrolling interests	(6,572)	—
Advances on notes receivable	—	(17,203)
Collection on notes receivable	—	14,989
Tax like-kind exchange escrow deposits	(219,184)	624
Tax like-kind exchange escrow disbursements	127,633	—
Other escrow deposits	1,301	(567)
Other, net	268	86
Cash used in investing activities	(47,434)	(61,698)

Cash flows from financing activities
Mortgage and notes payable proceeds	174,554	39,862
Mortgage and notes payable principal payments	(539,120)	(6,601)
Proceeds from credit facilities	440,000	26,000
Credit facilities payments	(61,909)	(28,000)
Contributions from noncontrolling interests	12,652	2,967
Distributions paid on common stock - regular	(25,051)	(25,002)
Distributions paid to noncontrolling interests	(15,300)	(15,768)
Other, net	(604)	(341)
Cash used in financing activities	(14,778)	(6,883)

Net change in cash and cash equivalents	(18,122)	(25,483)
Cash and cash equivalents at beginning of period	74,396	83,727
Cash and cash equivalents at end of period	$56,274	$58,244

See Notes to Condensed Consolidated Financial Statements.

Monogram Residential Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                                      Organization and Business

Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on August 4, 2006.  Subsequent to June 30, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with newly formed affiliates of Greystar Real Estate Partners, LLC. Under the terms of the Merger Agreement, which was unanimously approved by the Company’s board of directors, the Company’s stockholders will receive $12.00 per share in cash. The Company expects to close the Merger (as defined below) in the second half of 2017. See Note 15, “Subsequent Events — Merger Agreement” for further information.

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

As of June 30, 2017, we have equity and debt investments in 48 multifamily communities, of which 41 are stabilized operating multifamily communities and seven are in various stages of lease up or construction. Of the 48 multifamily communities, we wholly own 11 multifamily communities and two debt investments for a total of 13 wholly owned investments. One of the wholly owned multifamily communities was held for sale as of June 30, 2017 and sold in July 2017. See Note 4, “Real Estate Investments.” The remaining 35 investments are held through Co-Investment Ventures, all of which are consolidated.

As of June 30, 2017, we are the managing member of each of the separate Co-Investment Ventures. Our two institutional Co-Investment Venture partners are Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund and its affiliates, a real estate investment vehicle for Dutch pension funds (“PGGM” or the “PGGM Co-Investment Partner”) and Milky Way Partners, L.P. (the “MW Co-Investment Partner”), the primary partner of which is Korea Exchange Bank, as Trustee for and on behalf of National Pension Service (acting for and on behalf of the National Pension Fund of the Republic of Korea Government) (“NPS”). Our other Co-Investment Venture partners include national or regional real estate developers/owners (“Developer Partners”). When applicable, we refer to individual investments by referencing the individual Co-Investment Venture partner or the underlying multifamily community. We refer to our Co-Investment Ventures with the PGGM Co-Investment Partner as “PGGM CO-JVs,” those with the MW Co-Investment Partner as “MW CO-JVs,” and those with Developer Partners as “Developer CO-JVs.” Certain PGGM CO-JVs that also include Developer Partners are referred to as PGGM CO-JVs. We are the 1% general partner of Monogram Residential Master Partnership I LP (the “Master Partnership” or the “PGGM Co-Investment Partner”) and PGGM is the 99% limited partner. We are generally a 55% owner with control of day-to-day management and operations, and the Master Partnership is generally a 45% owner in the property owning CO-JVs, all of which are consolidated.

The table below presents a summary of our Co-Investment Ventures as of June 30, 2017 and December 31, 2016. The effective ownership ranges are based on our participation in the distributable operating cash from our investment in the multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture.  All are reported on the consolidated basis of accounting.

	June 30, 2017		December 31, 2016
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	19	50% to 70%	21	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total	35		37

(a)
As of June 30, 2017 and December 31, 2016, the PGGM CO-JVs include Developer Partners in 15 and 18 multifamily communities, respectively. During the three months ended June 30, 2017, we sold two multifamily communities held by PGGM CO-JVs, both of which included Developer Partners. Additionally during the three months ended June 30, 2017, one of the Developer Partners exercised its put option. See further discussion in Note 9, “Noncontrolling Interests.”

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of June 30, 2017, we believe we are in compliance with all applicable REIT requirements.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of June 30, 2017 and condensed consolidated statements of operations, equity and cash flows for the periods ended June 30, 2017 and 2016 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2017 and December 31, 2016, and our consolidated results of operations and cash flows for the periods ended June 30, 2017 and 2016. Such adjustments are of a normal recurring nature.

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

We did not record any impairment loss for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, we had one multifamily community held for sale. See Note 4, “Real Estate Investments.” We had no assets held for sale as of December 31, 2016.

Cash and Cash Equivalents

We consider investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

As of June 30, 2017 and December 31, 2016, cash and cash equivalents include $29.6 million and $28.8 million, respectively, held by the Master Partnership and individual Co-Investment Ventures that are available only for use in the business of the Master Partnership and the other individual Co-Investment Ventures.  Cash held by the Master Partnership and individual Co-Investment Ventures is not restricted to specific uses within those entities. However, the terms of the joint venture agreements define the timing and magnitude of the distribution of those funds to us or limit our use of them for our general corporate purposes.  Cash held by the Master Partnership and individual Co-Investment Ventures is distributed from time to time to the Company and to the other Co-Investment Venture partners in accordance with the applicable Co-Investment Venture governing agreement, which may not be the same as the stated effective ownership interest.  Cash distributions received by the Company from the Master Partnership and individual Co-Investment Ventures are then available for our general corporate purposes.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding any unvested restricted stock awards. Diluted earnings per share is calculated by adjusting basic earnings per share for the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under our preferred stock and our stock-based incentive plans.  Our unvested share-based awards are considered participating securities and are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed exercise of securities is anti-dilutive and is not included in the calculation of earnings per share. For the three and six months ended June 30, 2016, any common stock equivalents were anti-dilutive. For the three and six months ended June 30, 2017, the dilutive impact was less than $0.01.

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

In February 2016, the FASB issued a new standard, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of lease agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retail leases, are in scope.

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

4.                                      Real Estate Investments

Acquisitions of Real Estate

In January 2017, we acquired Desmond at Wilshire, a 175-unit multifamily community located in Los Angeles, California, from an unaffiliated seller, for a gross contract purchase price of $105.0 million, excluding closing costs. The purchase was substantially funded from the proceeds of multifamily community sales and the tax like-kind exchange escrow. The Desmond at Wilshire was a recently completed development in lease up at the date of acquisition and as of June 30, 2017 is 54% occupied.

In April 2017, we acquired Latitude, a 265-unit multifamily community in Arlington, Virginia, from an unaffiliated seller, for a gross contract purchase price of $142.5 million, excluding closing costs. The purchase was funded from proceeds of the tax like-kind exchange escrow of approximately $70.9 million, related to the sale of a multifamily community in March 2017, and the remainder primarily funded from our credit facilities. Latitude was a recently completed development in lease up at the date of acquisition and as of June 30, 2017 is 35% occupied.

Real Estate Investments and Intangibles and Related Depreciation and Amortization

As of June 30, 2017 and December 31, 2016, major components of our real estate investments and intangibles and related accumulated depreciation and amortization were as follows (in millions):

	June 30, 2017			December 31, 2016
	Buildings	Intangibles		Buildings	Intangibles
	and	In-Place	Other	and	In-Place	Other
	Improvements	Leases	Contractual	Improvements	Leases	Contractual
Cost	$2,750.6	$29.6	$18.9	$2,814.2	$34.1	$18.9
Less: accumulated depreciation and amortization	(460.0)	(28.2)	(4.3)	(461.9)	(32.1)	(3.9)
Net	$2,290.6	$1.4	$14.6	$2,352.3	$2.0	$15.0

Depreciation expense for the three months ended June 30, 2017 and 2016 was approximately $31.3 million and $30.6 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was approximately $62.7 million and $60.2 million, respectively.

Cost of intangibles relates to the value of in-place leases and other contractual intangibles.  Cost of other contractual intangibles as of both June 30, 2017 and December 31, 2016, includes $2.6 million of intangibles, primarily asset management and related fee revenue services. Cost of other contractual intangibles as of both June 30, 2017 and December 31, 2016, also includes $6.8 million related to the use rights of a parking garage and site improvements and $9.5 million of indefinite-lived contractual rights related to land air rights.

Amortization expense associated with our lease and other contractual intangibles for both the three months ended June 30, 2017 and 2016 was approximately $0.3 million. Amortization expense associated with our lease and other contractual intangibles for the six months ended June 30, 2017 and 2016 was approximately $0.5 million and $0.6 million, respectively.

Anticipated amortization associated with lease and other contractual intangibles for each of the following five years is as follows (in millions):

Anticipated Amortization
Year	of Intangibles
July through December 2017	$0.5
2018	0.4
2019	0.4
2020	0.4
2021	0.4

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the six months ended June 30, 2017 (in millions):

Date of Sale	Multifamily Community	Sales Contract Price	Net Cash Proceeds	Gains on Sales of Real Estate
For the Six Months Ended June 30, 2017
June 2017	Allusion West University - Houston, TX (a)	$49.0	$48.1	$12.4
June 2017	Muse Museum District - Houston, TX (a)	60.0	58.8	16.1
March 2017	The District Universal Boulevard - Orlando, FL (a)	78.5	77.0	27.1
March 2017	Skye 2905 - Denver, CO	126.0	124.2	43.7
February 2017	Grand Reserve - Dallas, TX	42.0	41.3	16.0
	Total	$355.5	$349.4	$115.3

(a)
The cash proceeds from the sale, net of related mortgage debt as applicable, are reflected in “Tax like-kind exchange escrow” on the consolidated balance sheet as of June 30, 2017. The proceeds are being held in escrow in connection with a tax like-kind exchange for replacement properties. See Note 15, “Subsequent Events” for acquisitions closing subsequent to June 30, 2017.

The following table presents net income for the periods presented below related to the multifamily communities sold during the three and six months ended June 30, 2017, including gains on sales of real estate (in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income from multifamily communities sold	$27.8	$0.2	$111.9	$1.2
Less: net income attributable to noncontrolling interest	(12.5)	(0.1)	(12.5)	(0.2)
Net income attributable to common stockholders	$15.3	$0.1	$99.4	$1.0

There were no sales of multifamily communities for the six months ended June 30, 2016.

Real Estate Held for Sale

As of June 30, 2017, we had a 430-unit multifamily community, Veritas, located in Henderson, Nevada, which was classified as real estate held for sale. The multifamily community was sold in July 2017 for a gross sales price of $76.5 million. We had no real estate held for sale as of December 31, 2016. The major classes of assets and obligations associated with real estate held for sale are as follows (in millions):

June 30, 2017
Land	$4.9
Buildings and improvements, net of approximately $13.6 million in accumulated depreciation	42.8
Other assets, net	0.1
Assets associated with real estate held for sale	$47.8

Mortgages and notes payable, net	$33.3
Accounts payable and other liabilities	0.3
Obligations associated with real estate held for sale	$33.6

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

The following table presents the significant balances related to our VIEs as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Total assets	$2,354.2	$2,335.1
Net operating real estate	2,079.6	2,154.6
Construction in progress	108.1	120.8

Mortgages and notes payable outstanding (a)	$991.3	$1,237.9
Unsecured credit facility	270.2	—
Plus: unamortized adjustments from business combinations	(0.1)	0.1
Less: deferred financing costs, net	(8.3)	(7.9)
Total mortgages and notes payable, net	$1,253.1	$1,230.1

(a)	Except as noted below, the lenders on the outstanding mortgages and notes payable have no recourse to us.

Of the $991.3 million of mortgages and notes payable outstanding as of June 30, 2017, $748.3 million represents fully funded, non recourse mortgages and the remaining $243.0 million relates to amounts outstanding for construction financing with total commitments of $328.8 million. We have provided partial payment guarantees ranging from 5% to 25% on $190.5 million of the $243.0 million outstanding as of June 30, 2017. The outstanding amount of these guarantees is $39.1 million as of June 30, 2017. Each guarantee may terminate or be reduced upon completion of the development or if the development achieves certain operating results. The construction loans are secured by a first mortgage in each multifamily community. See Note 7, “Mortgages and Notes Payable” and Note 8, “Credit Facilities Payable” for further information on our VIE debt.

6.                                      Other Assets

The components of other assets as of June 30, 2017 and December 31, 2016 are as follows (in millions):

	June 30, 2017	December 31, 2016
Notes receivable, net (a)	$26.9	$26.7
Resident, tenant and other receivables	9.4	5.2
Escrows and restricted cash	5.4	13.7
Prepaid assets, deposits and other assets	17.3	5.6
Total other assets, net	$59.0	$51.2

(a)
Notes receivable include mezzanine loans, primarily related to multifamily development projects.  As of June 30, 2017, the weighted average interest rate is 15.0% and the weighted average remaining years to scheduled maturity is 1.0 years. The borrowers generally have options to prepay prior to maturity or to extend the maturity for one to two years.

7.                                      Mortgages and Notes Payable

The following table summarizes the carrying amounts of the mortgages and notes payable classified by whether the obligation is ours or that of the applicable consolidated Co-Investment Venture as of June 30, 2017 and December 31, 2016 (dollar amounts in millions and monthly LIBOR at June 30, 2017 is 1.22%):

			As of June 30, 2017
	June 30,	December 31,	Weighted Average	Maturity
	2017	2016	Interest Rates	Dates
Company level (a)
Fixed rate mortgages payable	$180.2	$292.6	3.71%	2018 to 2021

Co-Investment Venture level - consolidated (b)
Fixed rate mortgages payable	712.6	636.6	3.33%	2017 to 2027
Variable rate mortgage payable	35.7	35.5	Monthly LIBOR + 1.81%	2017 to 2018
Fixed rate construction loans payable:
Operating (c)	52.5	—	4.00%	2018
In construction	—	50.9	N/A	N/A
Variable rate construction loans payable (d):
Operating	190.5	498.5	Monthly LIBOR + 2.10%	2018 to 2019
In construction	—	16.4	Monthly LIBOR + 2.65%	2020
Total Co-Investment Venture level - consolidated	991.3	1,237.9
Total Company and Co-Investment Venture level	1,171.5	1,530.5
Less: mortgage payable, net on multifamily community held for sale as of June 30, 2017 (e)	(33.3)	—
Less: unamortized adjustments from business combinations	(0.1)	1.0
Less: deferred financing costs, net	(6.2)	(9.3)
Total consolidated mortgages and notes payable, net	$1,131.9	$1,522.2

(a)	Company level debt is defined as debt that is a direct obligation of the Company or one of the Company’s wholly owned subsidiaries.

(b)	Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and not an obligation or contingency for us.

(c)
As of June 30, 2017, includes one loan with a total commitment of $53.5 million. The construction loan includes a two year extension option. As of June 30, 2017, there is $1.0 million remaining to draw under the construction loan. We may elect not to fully draw down any unfunded commitment.

(d)
As of June 30, 2017, includes five loans with total commitments of $275.3 million. As of June 30, 2017, the Company has partially guaranteed four of these loans with total commitments of $195.3 million, of which $39.1 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of June 30, 2017, there is $84.8 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(e)	The debt is included in the line item “Obligations associated with real estate held for sale” on the consolidated balance sheet as of June 30, 2017.

In connection with our sales of real estate during the six months ended June 30, 2017, we retired $110.1 million of mortgages and notes payable prior to their maturity date, incurring $3.0 million of loss on early extinguishment of debt. We included payments related to early extinguishment of debt in cash flows from financing activities in the condensed consolidated statement of cash flows.

As of June 30, 2017, $2.0 billion of the net consolidated carrying value of real estate collateralized the mortgages and notes payable.  We believe we are in compliance with all financial covenants as of June 30, 2017.

As of June 30, 2017, contractual principal payments for our mortgages and notes payable (excluding any extension options) for the five subsequent years and thereafter are as follows (in millions):

		Co-Investment	Total
Year	Company Level	Venture Level	Consolidated
July through December 2017	$1.9	$91.7	$93.6
2018	63.9	236.8	300.7
2019	60.4	164.3	224.7
2020	1.2	172.9	174.1
2021	52.8	108.5	161.3
Thereafter	—	217.1	217.1
Total	$180.2	$991.3	1,171.5
Less: mortgage payable, net on multifamily community held for sale as of June 30, 2017			(33.3)
Add: unamortized adjustments from business combinations			(0.1)
Less: deferred financing costs, net			(6.2)
Total mortgages and notes payable, net			$1,131.9

We believe these mortgages and notes payable can be refinanced or retired from available capital resources at or prior to their maturity dates, which may include extension options.

8.                               Credit Facilities Payable

The following table presents the terms and amounts outstanding under our credit facilities as of June 30, 2017 and December 31, 2016 (dollar amounts in millions and monthly LIBOR at June 30, 2017 was 1.22%):

	Balance Outstanding
	June 30, 2017	December 31, 2016	Interest Rate as of June 30, 2017	Maturity Date
Company level
$150 million credit facility (a)	$—	$10.0	N/A	N/A
$200 million revolving credit facility	121.0	—	Monthly LIBOR + 2.50%	January 14, 2019 (b)
Total Company level	121.0	10.0

Co-Investment Venture level - consolidated
Unsecured Credit Facility:
Revolver	170.2	—	Monthly LIBOR + 2.25%	March 30, 2021 (b)
Term loan	100.0	—	Monthly LIBOR + 2.25%	March 30, 2022
Total Co-Investment Venture level- consolidated	270.2	—

Total credit facilities outstanding	391.2	10.0
Less: deferred financing costs, net	(4.5)	(2.0)
Total credit facilities payable, net	$386.7	$8.0

(a)    We retired the facility on February 28, 2017.

(b)    Includes a one year extension option, subject to the satisfaction of certain conditions.

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

The aggregate borrowing availability under the Unsecured Credit Facility will generally be equal to 50% of the value of the unencumbered properties, as defined in the agreement governing the Unsecured Credit Facility. Properties may be removed from or added to the unencumbered properties pool, subject to the satisfaction of certain conditions contained in the agreement governing the Unsecured Credit Facility. As of June 30, 2017, additional aggregate borrowing availability is approximately $22.0 million.

The agreement governing the Unsecured Credit Facility contains customary provisions with respect to events of default, covenants and borrowing conditions. The most significant of these are that the ratio of net operating income attributable to the unencumbered properties and tax like-kind exchange escrows to debt interest expense of borrowings under the Unsecured Credit Facility must not be less than 1.4 to 1.0 and that borrowing under the Unsecured Credit Facility must not exceed 50% of the adjusted value of the unencumbered properties.

$200 Million Revolving Credit Facility

Borrowing tranches under the $200 million revolving credit facility (the “$200 Million Facility”) bear interest at rates based on defined leverage ratios, which as of June 30, 2017 is LIBOR + 2.5%. We may increase the size of the $200 Million Facility from $200 million up to a total of $400 million after satisfying certain conditions.

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

We believe we are in compliance with all provisions of our credit facilities as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, non-redeemable noncontrolling interests (“NCI”) consisted of the following, including the direct and non-direct noncontrolling interests ownership ranges where applicable (dollar amounts in millions):

	June 30, 2017		December 31, 2016
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
PGGM Co-Investment Partner	$306.4	30% to 45%	$295.6	30% to 45%
MW Co-Investment Partner	104.5	45%	109.6	45%
Developer Partners	4.1	0% to 10%	4.1	0% to 10%
Subsidiary preferred units	2.0	(b)	2.0	(b)
Total non-redeemable NCI	$417.0		$411.3

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

Noncontrolling interests also include between 121 to 125  preferred units issued by a subsidiary of each of the PGGM CO-JVs and the MW CO-JVs in order for such subsidiaries to qualify as a REIT for federal income tax purposes.  The subsidiary preferred units pay an annual distribution of 12.5% on their face value and are senior in priority to all other members’ equity. The PGGM CO-JVs and MW CO-JVs may cause the subsidiary REIT, at their option, to redeem the subsidiary preferred units in whole or in part, at any time for cash at their redemption price, generally $500 per unit (par value).  The subsidiary preferred units are not redeemable by the unit holders and, as of June 30, 2017, we have no current intent to exercise our redemption option.  Accordingly, these noncontrolling interests are reported as equity.

For the six months ended June 30, 2017 and 2016, we paid the following distributions to noncontrolling interests (in millions):

	For the Six Months Ended June 30,
	2017	2016
Distributions paid to noncontrolling interests:
Operating activities	$13.5	$12.8
Investing and financing activities	1.8	3.0
Total	$15.3	$15.8

Redeemable Noncontrolling Interests

As of June 30, 2017 and December 31, 2016, redeemable noncontrolling interests consisted of the following (dollar amounts in millions) :

	June 30, 2017		December 31, 2016
		Effective		Effective
	Amount	NCI % (a)	Amount	NCI % (a)
Developer Partners	$23.5	0% to 10%	$29.1	0% to 10%

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

Developer Partners included in redeemable noncontrolling interests represent ownership interests in Developer CO-JVs by national or regional multifamily developers, which may require that we pay or reimburse our Developer Partners upon certain events.  They also generally have put options, which are generally exercisable one year after completion of the development and thereafter, pursuant to which we would be required to acquire their ownership interest at a set price. As of June 30, 2017, we have recorded in redeemable noncontrolling interests $23.3 million of put options, of which $7.6 million are exercisable by certain of our Developer Partners but have not been exercised. During the three months ended June 30, 2017, one of the Developer Partners exercised their put for $2.8 million.

Prior to the sale of two multifamily communities in June 2017, we bought out the Developer Partner interest in each of the related Developer CO-JVs at a negotiated combined price of $3.7 million. The acquisitions of the noncontrolling interests did not result in a change in control, and accordingly, no gain or loss was recognized on the transactions. The acquisitions resulted in a $0.7 million charge to additional paid-in capital.

These Developer CO-JVs also generally include buy/sell provisions, generally available after the tenth year after completion of the development and mark to market elections which if elected, are generally available after the seventh year after formation of the Developer CO-JV. The mark to market provisions provide us the option to acquire the Developer Partner’s ownership interest or sell the multifamily community. None of these buy/sell or mark to market rights are currently available.  If the noncontrolling interest relates to a PGGM Co-JV, then the PGGM Co-Investment Partner would be responsible for its share of such payments. See Note 11, “Commitments and Contingencies” for additional information regarding a currently outstanding buy/sell provision.

Each of these Developer CO-JVs is managed by a subsidiary of ours. As manager, we have substantial operational control rights.  These Developer CO-JVs generally provide that we have a preferred cash flow distribution until we receive certain returns on and of our investment.  If the individual put options are not exercised, these Developer Partners have a back-end interest, generally only attributable to distributions related to a property sale or financing. Generally, these noncontrolling interests have no obligation to make any additional capital contributions. For the six months ended June 30, 2017 and 2016, no promoted interest payments were made by us related to redeemable noncontrolling interests.

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

Stock Plans

Our Second Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, dividend equivalents and other stock-based awards.  A total of 20 million shares of common stock has been authorized for issuance under the Incentive Award Plan and 18.2 million shares of common stock are available for issuance as of June 30, 2017. As of June 30, 2017, we have outstanding time-based RSUs (RSUs where the award vests ratably over time and is not subject to future performance targets, and accordingly, which are initially recorded at the current market price at the time of grant), performance-based RSUs (RSUs which at the time of grant are recorded at fair value and the final award, if any, is based on achieving certain performance targets) and restricted stock. For the six months ended June 30, 2017 and 2016, we had approximately $2.4 million and $1.9 million, respectively, in compensation costs related to share-based payments including dividend equivalent payments.

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

The following table includes the number of RSUs granted, exercised (including RSUs used to satisfy employee income tax withholding) and outstanding as of June 30, 2017 and 2016:

	2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	801,603	$9.48	549,496	$9.64
Granted	634,456	8.64	424,128	9.30
Exercised	(202,165)	9.34	(130,022)	9.46
Forfeited	(9,955)	10.02	(20,496)	9.66
Outstanding June 30,	1,223,939	$9.07	823,106	$9.49

Time-based RSUs outstanding	918,275	$9.74	823,106	$9.49
Performance-based RSUs outstanding	305,664	$6.99	—	$—

Final awards of our performance-based RSUs outstanding as of June 30, 2017 will be based on our total shareholder return, as defined, compared to absolute targets and to the weighted average of a defined peer group. We believe it is probable that the total shareholder return will achieve the targets and that the performance-based RSUs will be awarded.

Restricted Stock

Restricted stock is granted to non-executive employees and generally vests in equal increments over a three year period following the grant date. The following is a summary of the restricted stock granted, exercised (including shares used to satisfy employee income tax withholding), forfeited and outstanding as of June 30, 2017 and 2016:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	123,661	$9.77	20,868	$9.21
Granted	75,708	10.36	95,847	9.20
Exercised	(24,928)	9.20	(6,414)	9.21
Forfeited	(19,729)	9.72	(14,195)	9.20
Outstanding June 30,	154,712	$10.16	96,106	$9.20

Distributions

The following table presents the regular distributions declared for the six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2017		2016
	Declared	Declared per Share	Declared	Declared per Share
Second quarter	$12.5	$0.075	$12.5	$0.075
First quarter	12.5	0.075	12.5	0.075
Total	$25.0	$0.150	$25.0	$0.150

In accordance with the Merger Agreement, as further discussed in Note 15, “Subsequent Events,” no future distributions are expected to be declared or paid through the closing of the Merger. The regular distribution for the second quarter of 2017 was paid on July 7, 2017.

11.                               Commitments and Contingencies

Substantially all of our Co-Investment Ventures include buy/sell provisions and substantially all of our Developer CO-JVs include mark to market provisions.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we have the option to purchase the Developer Partner’s ownership interest at the established market price or sell the multifamily community.  In June 2017, we issued buy/sell notices related to two MW CO-JVs for a combined purchase price of $24.3 million in CO-JV equity. The MW Co-Investment Partner gave notice which effectively elected to our purchase of the MW CO-JV’s equity interest. In response, we gave notice deferring the purchase of MW CO-JV’s interest until November 2017. During this period or the end of the deferral period, we have certain rights, including the right to acquire the MW CO-JV interests, jointly sell the multifamily community or to issue a new buy/sell notice. As of June 30, 2017, no other such buy/sell offers are outstanding or mark to market provisions are available.

In the ordinary course of business, the multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2017 and December 31, 2016, we have approximately $18.8 million and $19.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As of June 30, 2017, we have entered into construction and development contracts with approximately $70.0 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally within 18 months.

Future minimum lease payments due on our lease commitment payables, primarily related to our corporate office lease which expires in 2024, are as follows (in millions):

Year	Future Minimum Lease Payments
July through December 2017	$0.3
2018	0.8
2019	0.8
2020	0.8
2021	0.8
Thereafter	2.4
Total	$5.9

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

12.                              Fair Value of Derivatives and Financial Instruments

We had no fair value adjustments on a recurring or nonrecurring basis for the three and six months ended June 30, 2017 and 2016.

Financial Instruments Not Carried at Fair Value

Financial instruments held as of June 30, 2017 and December 31, 2016 and not measured at fair value on a recurring basis include cash and cash equivalents, notes receivable, credit facilities payable and mortgages and notes payable.  With the exception of our mortgages and notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  Because the credit facilities payable bears interest at a variable rate and has a prepayment option, we believe its carrying amount approximates its fair value. Estimated fair values for mortgages and notes payable have been determined using market pricing for similar mortgages payable, which are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our mortgages and notes payable as of June 30, 2017 and December 31, 2016 are as follows (in millions) :

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgages and notes payable	$1,171.4	$1,166.0	$1,531.5	$1,533.8
Less: mortgage payable, net on multifamily community held for sale as of June, 30 2017	(33.3)		—
Less: deferred financing costs, net	(6.2)		(9.3)
Mortgages and notes payable, net	$1,131.9		$1,522.2

13.                               Related Party Arrangements

On February 13, 2017, we made a payment of $1.6 million to Behringer in full settlement of disputed fees related to Behringer’s prior advisory services. The related expense was recorded in 2016.

On February 13, 2017, all outstanding shares of the Series A Preferred Stock (See Note 10, “Stockholders’ Equity — Capitalization”) issued to Behringer, which represented all of the Series A Preferred Stock shares issued and outstanding, were canceled without any conversion or other consideration.

14.                               Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2017 and 2016 is summarized below (in millions)

	For the Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized of $2.1 million and $4.3 million in 2017 and 2016, respectively	$25.4	$22.1

Non-cash investing and financing activities:
Transfer of real estate from construction in progress to operating real estate	48.4	155.3
Transfer of assets to assets associated with real estate held for sale	47.8	—
Transfer of liabilities to obligations associated with real estate held for sale	33.6	—
Distributions payable - regular	12.5	12.5
Construction costs and other related payables	13.6	26.7

15.                               Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Merger Agreement
On July 4, 2017, the Company entered into the Merger Agreement with GS Monarch Parent, LLC (“GS Monarch Parent”) and GS Monarch Acquisition, LLC, which are affiliates of Greystar Real Estate Partners, LLC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into GS Monarch Acquisition, LLC (the “Merger”). Upon completion of the Merger, GS Monarch Acquisition, LLC will survive and the separate corporate existence of the Company will cease. The Merger Agreement, the Merger and the other transactions contemplated thereby were unanimously approved by the Company’s board of directors.
Pursuant to the terms and conditions in the Merger Agreement, at the closing of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive an amount in cash equal to $12.00 per share, without interest (the “Merger Consideration”). The Company paid a common stock distribution of $0.075 per share in July 2017 for the quarter ended June 30, 2017, but, under the terms of the Merger Agreement, any additional distribution paid during the term of the Merger Agreement will result in a dollar for dollar reduction in the Merger Consideration.
The Merger Agreement also contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by GS Monarch Parent.
The consummation of the Merger is subject to certain customary closing conditions, including, among others, approval of the Merger by the affirmative vote of a majority of the outstanding shares of the Company’s common stock as of the record date for the special meeting of the Company’s common stockholders (the “Company Stockholder Approval”) and that all required approvals, authorizations and consents of any governmental authority have been obtained.
The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the Company Stockholder Approval. On July 28, 2017, we filed a preliminary proxy statement with the SEC with respect to such meeting which contains, subject to certain exceptions, the Company’s board of directors’ recommendation that the Company’s stockholders vote in favor of the Merger.
The Company has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the Merger Agreement). However, prior to receipt of the Company Stockholder Approval, the Company may participate in discussions or negotiations with, and provide certain nonpublic information to, third parties related to any unsolicited Acquisition Proposal if the Company’s board of directors concludes after consultation with advisors that failure to do so would be inconsistent with its legal duties and that such Acquisition Proposal constitutes, or could reasonably be expected to result in, a Superior Proposal (as defined in the Merger Agreement).
Prior to the Company Stockholder Approval, the Company’s board of directors may in certain circumstances effect a Change in Recommendation (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances by the Company, including prior to receipt of the Company Stockholder Approval, if, after following certain procedures and adhering to certain restrictions, the Company’s board of directors has approved, and concurrently with the termination of the Merger Agreement, the Company enters into, a definitive agreement providing for the implementation of a Superior Proposal. In addition, GS Monarch Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Company’s board of directors effects a Change in Recommendation. Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to GS Monarch Parent of either $25,261,292 or $65,679,359 depending on the timing and circumstances of the termination. In certain other circumstances, GS Monarch Parent will be required to pay the Company a termination fee of $202,090,337 upon termination of the Merger Agreement.
During the quarter ended June 30, 2017, the Company recognized $2.8 million of Merger-related expenses. Subsequent to June 30, 2017, we incurred additional Merger-related expenses of approximately $3.0 million. We expect that additional expenses will be incurred in connection with the closing of the Merger. However, all such Merger-related expenses incurred by the Company will not reduce the Merger Consideration.
Acquisitions of Multifamily Communities and Tax Like-Kind Exchange Escrows

In July 2017, we acquired a 229-unit multifamily community in Boca Raton, Florida for a gross contract purchase price of $80.5 million, before any closing costs. The purchase was funded from the proceeds of the tax like-kind exchange escrow of $40.1 million from the sale of a multifamily community in March 2017 with the remainder primarily funded from our credit facilities.

In July 2017, $108.4 million of tax like-kind exchange escrows established in connection with our sales of the Allusion West University and Muse Museum District community sales were released in cash. The proceeds were primarily used to pay down our credit facilities.

In August 2017, we acquired a 182-unit multifamily community in Melrose, Massachusetts for a gross contract purchase price of $75.0 million, before any closing costs. The purchase was funded from the proceeds of the tax like-kind exchange escrow of $42.2 million from the sale of a multifamily community in July 2017 with the remainder primarily funded from our credit facilities.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of the business and results of operations of Monogram Residential Trust, Inc. (which, together with its subsidiaries as the context requires, may be referred to as the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” in this MD&A. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q as well as the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017.

Agreement and Plan of Merger

On July 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GS Monarch Parent, LLC, a Delaware limited liability company (“GS Monarch Parent”), and GS Monarch Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GS Monarch Parent (“Acquisition Sub” and, together with GS Monarch Parent, the “Acquiring Parties”), whereby the Company will merge with and into Acquisition Sub (the “Merger”), with Acquisition Sub surviving as a wholly owned subsidiary of GS Monarch Parent. GS Monarch Parent and Acquisition Sub were formed by a private investment group led by Greystar Real Estate Partners (“Greystar”) and including affiliates of APG Asset Management N.V., GIC, and Ivanhoé Cambridge (collectively with Greystar, the “Sponsors”) via a newly formed investment fund, Greystar Growth and Income Fund, LP. See Item 1. Financial Statements, Note 15, “Subsequent Events” for additional information of the pending Merger.

The Merger is subject to various closing conditions, including but not limited to, the approval by the Company’s shareholders. On July 28, 2017, we filed a preliminary proxy statement with the SEC in connection with the Merger. The Merger, which is expected to close in the second half of 2017, is subject to the satisfaction or waiver of customary closing conditions.

Our ability to execute our business strategies could be affected by operating restrictions included in the Merger Agreement, including restrictions on selling or acquiring properties, raising additional equity capital and obtaining or modifying new or existing financings, except as may be consented to by the Acquiring Parties or provided in the Merger Agreement as further described below in “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.” We have incurred and anticipate incurring additional Merger-related expenses regardless of whether the Merger closes. See Forward-Looking Statements below, Part II, Item 1A. Risk Factors and elsewhere below for factors and additional discussions related to the Merger that could affect our results of operations and financial condition.

Overview

General

 We are a fully integrated self-managed real estate investment trust (“REIT”) that invests in, develops and operates high quality multifamily communities offering location and lifestyle amenities. We invest in stabilized operating communities and communities in various phases of development, with a focus on communities in select markets across the United States. These primarily include luxury high-rise, mid-rise, and garden style multifamily communities.  Our targeted communities include existing “core” communities, which we define as communities that are already stabilized and producing rental income, as well as communities in various phases of development, redevelopment, lease up or repositioning with the intent to transition those communities to core communities. As of June 30, 2017, our portfolio includes investments in 48 multifamily communities in ten states comprising 13,438 residential units.

Our investments may be wholly owned by us or held through joint venture arrangements with third-party investors which we define as “Co-Investment Ventures” or “CO-JVs.”  As of June 30, 2017, of our 48 investments in multifamily communities, 13 are wholly owned and 35 are held through CO-JVs. These are predominately equity investments but may also include debt investments, consisting of mezzanine or bridge loans. As of June 30, 2017, two of our investments were mezzanine debt investments, both wholly owned.

We also invest in developments and lease up communities, which are generally recently completed multifamily developments that have not started or have just started leasing. These investments may provide a lower cost basis per unit relative to stabilized assets. As of June 30, 2017, we have four multifamily communities in lease up and one multifamily community under development and construction.

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

The table below presents a summary of our Co-Investment Ventures as of June 30, 2017 and December 31, 2016.  The effective ownership ranges are based on our participation in distributable operating cash from our investment in the underlying multifamily community. This effective ownership is indicative of, but may differ over time from, percentages for distributions, contributions or financing requirements for each respective Co-Investment Venture. All of our Co-Investment Ventures are reported on the consolidated basis of accounting.

	June 30, 2017		December 31, 2016
Co-Investment Structure	Number of Multifamily Communities	Our Effective Ownership	Number of Multifamily Communities	Our Effective Ownership
PGGM CO-JVs (a)	19	50% to 70%	21	50% to 70%
MW CO-JVs	14	55%	14	55%
Developer CO-JVs	2	100%	2	100%
Total CO-JV Multifamily Communities (b)	35		37

(a)
As of June 30, 2017 and December 31, 2016, includes Developer Partners in 15 and 18 multifamily communities, respectively. During the three months ended June 30, 2017, we sold two multifamily communities held by PGGM CO-JVs, both of which included Developer Partners. Additionally during the three months ended June 30, 2017, one of the Developer Partners exercised its put option. See further discussion under “Contractual Obligations” below.

(b)	Total investments in multifamily communities were 48 and 51 as of June 30, 2017 and December 31, 2016, respectively.

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

We consider a multifamily community to be stabilized generally when the multifamily community achieves 90% occupancy. The tables below present the number of communities and units, physical occupancy rates and monthly rental revenue per unit for our stabilized multifamily communities by geographic region as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Number of		Number of
	Stabilized	Number of	Stabilized	Number of
Geographic Region	Communities	Units	Communities	Units
Colorado (a)	3	808	4	1,208
South Florida (a)	5	1,205	6	1,630
Georgia	1	329	1	329
Mid-Atlantic	6	1,873	5	1,412
Nevada (b)	2	598	2	598
New England	5	1,350	4	958
Northern California	5	942	4	821
Southern California	7	1,654	7	1,654
Texas (a)	7	2,423	10	3,073
Totals	41	11,182	43	11,683

	Physical Occupancy Rates (c)		Monthly Rental Revenue per Unit (d)
	June 30,	December 31,	June 30,	December 31,
Geographic Region	2017	2016	2017	2016
Colorado (a)	97%	93%	$1,864	$1,853
South Florida (a)	94%	94%	2,157	1,949
Georgia	90%	92%	2,016	2,052
Mid-Atlantic	94%	94%	2,116	1,983
Nevada (b)	97%	96%	1,121	1,100
New England	95%	95%	2,102	1,773
Northern California	97%	95%	3,107	3,055
Southern California	96%	96%	2,264	2,256
Texas (a)	96%	95%	1,551	1,627
Totals	95%	95%	$2,027	$1,925

(a)    During the six months ended June 30, 2017, we sold the following multifamily communities (dollars in millions):

Multifamily Community	Location	Number of Units	Sales Contract Price
Allusion West University	Houston, Texas	231	$49.0
Muse Museum District	Houston, Texas	270	60.0
The District Universal Boulevard	Orlando, Florida	425	78.5
Skye 2905	Denver, Colorado	400	126.0
Grand Reserve	Dallas, Texas	149	42.0
Total		1,475	$355.5

(b)	Includes a multifamily community, Veritas, with 430 units which was sold subsequent to June 30, 2017 for a gross contract sales price of $76.5 million.

(c)
Physical occupancy rate is defined as the number of residential units occupied (including non-revenue producing units) for stabilized multifamily communities as of June 30, 2017 or December 31, 2016 divided by the total number of residential units as of the applicable date.  Not considered in the physical occupancy rate is rental space designed for other than residential use, which is primarily retail space.  As of June 30, 2017, our stabilized multifamily communities have approximately 138,000 square feet of leasable retail space which is approximately 1% of total rentable area. One large retail space is occupied under a long term lease by a national grocer, which makes up over half of our retail square footage; the remaining retail spaces are small, generally 1,000 square feet or less. As of June 30, 2017, approximately 76% of the 138,000 square feet of retail space was occupied.  The calculations of physical occupancy rates by geographic region and total average physical occupancy rates are based upon weighted average number of residential units.

(d)      Monthly rental revenue per unit has been calculated based on the leases in effect as of June 30, 2017 or December 31, 2016, as applicable, for stabilized multifamily communities.  Monthly rental revenue per unit only includes in-place base rents for the occupied residential units and the current market rent for vacant residential units, including the effects of any rental concessions and affordable housing payments and subsidies, plus other recurring occupancy related revenues from storage, parking, pets, trash, or other recurring resident charges. The monthly rental revenue per unit does not include non-residential rental areas, which are primarily related to retail space, and non-recurring resident charges, such as application fees, termination fees, clubhouse rentals, and late fees.

The table below presents the number of operating communities and units and physical occupancy rates for our multifamily communities in lease up by geographic region (including developments in lease up) as of June 30, 2017 and December 31, 2016:

	Number of Communities		Number of Units		Physical Occupancy Rates
Geographic Region	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
South Florida	1	—	146	—	21%	—
Mid-Atlantic	1	1	265	461	35%	66%
New England	—	1	—	392	—	69%
Northern California	—	1	—	121	—	84%
Southern California	1	—	175	—	54%	—
Texas	1	1	365	365	70%	30%
Total	4	4	951	1,339	50%	59%

During the six months ended June 30, 2017, we acquired two multifamily communities in lease up. We added a multifamily community which was classified as under development and construction as of December 31, 2016 that began leasing during 2017 and deducted three multifamily communities classified as lease ups as of December 31, 2016 which are now classified as stabilized.

The table below presents the number of multifamily communities and the currently projected units by geographic region that are under development and construction as of June 30, 2017 and December 31, 2016:

	Number of Communities		Number of Currently Projected Units
Geographic Region	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Under development and construction:
South Florida	—	1	—	146
Southern California	1	1	510	510
Total	1	2	510	656

During the six months ended June 30, 2017, a multifamily community which was classified as under development and construction as of December 31, 2016 began leasing in 2017 and was reclassified to lease up.

See further information regarding our development program below under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing.”

The following table below presents our debt investments by geographic region as of both June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Geographic Region	Number of Communities	Number of Units	Number of Communities	Number of Units
Debt investments:
Texas	2	795	2	795
Total debt investments	2	795	2	795

Both of the underlying communities are in lease up and were 44% and 23% occupied as of June 30, 2017.

Operational Overview

The following discussion provides an overview of the Company’s operations and transactions for the six months ended June 30, 2017 and should be read in conjunction with the full discussion of the pending Merger and the Company’s operating results, liquidity, capital resources and risk factors included or incorporated by reference elsewhere in this Quarterly Report on Form 10-Q.

Property Operations

Rental revenues for the six months ended June 30, 2017 increased $11.1 million over the comparable period of 2016 due primarily to lease up of multifamily communities in our development program, partially offset by the effects of sales of multifamily communities in 2016 and 2017. Our multifamily communities currently classified as stabilized non-comparable and lease up accounted for $23.1 million of the increase in rental revenues for the six months ended June 30, 2017. Since June 30, 2016, nine communities began lease up or reached stabilization, representing 2,542 units and approximately 21% of our operating units as of June 30, 2017. These increases were partially offset by a decrease of rental revenues related to multifamily communities sold in 2016 and 2017. During the six months ended June 30, 2017, we sold five communities with 1,475 units and a net book value of $236.2 million, and in 2016 we sold two communities with 417 units and a net book value of $76.0 million, combined for both years representing approximately 16% of our operating units as of June 30, 2017. In addition, the community we sold in July 2017 represented 430 units and a net book value of $47.7 million, which will decrease revenues beginning in the third quarter. Our acquisitions during the six months ended June 30, 2017, representing 440 units, have not had a significant impact on 2017 rental revenues as these have primarily been lease ups. Subsequent to June 30, 2017, we acquired two multifamily communities which had a combined weighted average occupancy of 64%, which with the earlier 2017 acquisitions will have an increasing effect on rental revenue in the second half of 2017. Rental revenues from Same Store multifamily communities, as defined below, remained relatively flat as a 0.3% increase in rental rates, on a weighted average basis, was offset by a decrease in occupancy.

Overall, Same Store rental revenue per unit remained flat since June 30, 2016. In certain markets, particularly Dallas, Washington D.C. and Las Vegas, we were also able to increase rental rates and occupancy year over year. While in Los Angeles and Boston, we have increased rents year over year by 2.1% and 1.5%, respectively, losing only approximately 30 basis points in occupancy. However, in other markets, increased construction and supply of multifamily units have led to rental concessions and/or significant occupancy declines. These were primarily focused in the South Florida, Houston, Austin and Denver markets. We believe these trends will continue into the second half of 2017, but for certain of these markets, particularly in the coastal markets, we believe the underlying demand fundamentals are still positive and, after the short term effects of oversupply are absorbed, that those markets will return to historical rental revenue growth rates.

When we believe a market will underperform other investment opportunities, we will consider temporarily or permanently exiting such market, as was the case in 2015 and 2017 when we exited Chicago and Orlando, respectively. Since June 30, 2016 (including the period after June 30, 2017 included in this Quarterly Report on Form 10-Q), we have disposed of eight communities with 2,322 units and acquired four communities with 851 units. See “Sales Activities” and “Acquisition Activities” below.

Our operating multifamily communities include those with any recurring lease revenues, which may include developments in lease up. Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year.  As of June 30, 2017, our operating multifamily communities included 45 communities, consisting of 32 Same Store communities, nine stabilized communities that were not yet categorized as Same Store (one of which was classified as held for sale as of June 30, 2017 and subsequently sold in July 2017), and four communities (including two 2017 acquisitions in lease up) in various stages of lease up. Since January 1, 2017, eight additional communities qualified for Same Store classification, we sold five Same Store communities, and as of June 30, 2017 classified one as held for sale out of Same Store. Accordingly, since December 31, 2016, we have had a net increase of two Same Store communities from 30 Same Store communities as of December 31, 2016 to a total of 32 Same Store communities as of June 30, 2017.

Lease up of Developments

During the six months ended June 30, 2017, the leasing of our development communities (which includes communities classified as stabilized non-comparable and lease up) accounted for substantially all of our rental revenue growth from the comparable period in 2016. As of June 30, 2017, our development program includes two operating communities that are not yet stabilized.

We expect that our development program, as construction is completed and each development community leases up, will continue to account for a significant portion of revenue and operational growth. The two communities noted above as not yet stabilized as of June 30, 2017 include 511 units and were only 56% occupied in the aggregate as of June 30, 2017. One community, with 510 units, was under construction and not in operations as of June 30, 2017. We expect this community to begin operations in 2018.

Development Activities

As of June 30, 2017, we have one multifamily community in active construction in our development program. The development is in vertical construction, and based on the total costs incurred as a percentage of total estimated costs, is approximately 57% complete. We expect this development to be completed and operational by the end of 2018. Stabilization of operations is expected to occur during 2019.

As of June 30, 2017, we have approximately $97.2 million of remaining development costs (which exclude estimated Developer Partner put options of $23.3 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. As of June 30, 2017, approximately $86.1 million of our remaining development costs are expected to be funded from committed construction financing and $4.8 million primarily from PGGM.

We capitalize project costs related to the developments, including interest expense, real estate taxes, insurance and direct overhead. Capitalized interest expense and real estate taxes are the most significant of these costs and were $2.4 million for the six months ended June 30, 2017, compared to $5.7 million in the comparable period in 2016. Capitalization of these items ceases when the development is completed and ready for its intended use, which is usually before significant leasing occupancy has begun and leasing rental revenue is recognized. During this period, the community may be reporting an operating deficit, representing operating expenses and interest expense in excess of rental revenue. Of the $2.4 million capitalized for the six months ended June 30, 2017, $0.7 million relates to developments with no anticipated future capitalized interest and real estate taxes, and $1.7 million relates to developments with capitalized interest and real estate taxes expected to continue in the second half of 2017 and later.

Sales Activities

During 2017 and 2016, the sales of our stabilized multifamily communities have increased compared to prior periods. These sales have decreased our rental revenues approximately $12.1 million for the six months ended June 30, 2017 compared to the comparable period in 2016. Because the proceeds from these sales were primarily used to acquire communities in lease up or pay down debt, we have not replaced that lost rental revenue as of June 30, 2017. See “Acquisition Activities” below for additional discussion.

During the six months ended June 30, 2017, we sold five multifamily communities in Dallas, Texas, Houston, Texas, Orlando, Florida and Denver, Colorado consisting of an aggregate of 1,475 units for net sales proceeds of $349.4 million and gains on sales of real estate of $115.3 million. During 2016, subsequent to June 30, 2016, we also sold two multifamily communities with 417 units. These communities sold in 2017 and 2016 reported $8.0 million and $20.1 million of revenues (through the sales date) for the six months ended June 30, 2017 and 2016, respectively. Of the seven multifamily communities sold from June 30, 2016 to June 30, 2017, $248.1 million of the sales proceeds was used to acquire two multifamily communities in lease up, approximately $110.1 million was used to retire debt and $275.9 million was placed in a tax like-kind exchange escrows, of which $148.3 million remains in escrow as of June 30, 2017. Also, subsequent to June 30, 2017, we sold Veritas for a gross contract sales price of $76.5 million. For the six months ended June 30, 2017, Veritas reported rental revenues of $3.1 million.

Acquisition Activities

In January 2017, we acquired a 175-unit multifamily community in Los Angeles, California for a gross contract purchase price of $105.0 million, before any closing costs. The purchase was funded from the proceeds of the remaining 2016 tax like-kind exchange escrow and a portion from 2017 net sales proceeds. The multifamily community was acquired in lease up and as of June 30, 2017 was 54% occupied. Accordingly, the acquired multifamily community did not report significant net operating activity during the six months ended June 30, 2017. We expect the multifamily community to achieve stabilized occupancy in the fourth quarter of 2017.

In April 2017, we acquired a 265-unit multifamily community in Arlington, Virginia for a gross contract purchase price of $142.5 million, before any closing costs. The purchase was funded from proceeds of the tax like-kind exchange escrow of approximately $70.9 million from the sale of a multifamily community in March 2017 and the remainder primarily funded from our credit facilities. The multifamily community was acquired in lease up and as of June 30, 2017 was 35% occupied. Accordingly, the acquired multifamily community did not report significant net operating activity during the six months ended June 30, 2017. We expect the multifamily community to achieve stabilized occupancy in the second quarter of 2018.
Subsequent to June 30, 2017, we acquired a 229-unit multifamily community in Boca Raton, Florida for a gross contract purchase price of $80.5 million, before any closing costs. The purchase price was funded from proceeds of the tax like-kind exchange escrow of approximately $40.1 million from the sale of a multifamily community in March 2017 and the remainder primarily funded from our credit facilities. The multifamily community was acquired in lease up, was 47% occupied at the purchase and is expected to achieve stabilized occupancy in the first quarter of 2018.

Additionally, in August 2017, we acquired a 182-unit multifamily community in Melrose, Massachusetts for a gross contract purchase price of $75.0 million, before any closing costs. The purchase price was funded from proceeds of the tax like-kind exchange escrow of approximately $42.2 million from the sale of a multifamily community in July 2017 and the remainder primarily funded from our credit facilities. The multifamily community was acquired in lease up, was 86% occupied at the purchase and is expected to achieve stabilized occupancy in the third quarter of 2017.

We expect that as these communities achieve stabilized operations in 2018, we will substantially replace the rental revenues related to the sales activity discussed above.

Pending Merger

For the three months ended June 30, 2017, we incurred $2.8 million of Merger-related expenses primarily for professional services. We currently expect to incur, in the aggregate, approximately $50 million to $55 million in Merger-related expenses, although that estimate is subject to a number of assumptions and uncertainties, and the actual amount of Merger-

related expenses could differ materially from this estimate. Such Merger-related expenses will not reduce the Merger Consideration.

Results of Operations

The three months ended June 30, 2017 as compared to the three months ended June 30, 2016

Rental Revenues.

The following table presents the classifications of our rental revenue for the three months ended June 30, 2017 and 2016 (in millions):

	For the Three Months Ended June 30,
	2017	2016	Change
Rental revenue
Same Store	$50.4	$50.3	$0.1
Stabilized Non-Comparable	17.7	8.1	9.6
Lease up	2.0	—	2.0
Dispositions and other non-lease up developments	1.7	10.2	(8.5)
Total rental revenue	$71.8	$68.6	$3.2

Rental revenues for the three months ended June 30, 2017 were $71.8 million compared to $68.6 million for the three months ended June 30, 2016.  Same Store revenues, which accounted for approximately 70% of total rental revenues for 2017 remained relatively flat compared to the comparable period in 2016. While Same Store monthly rental revenue per unit, on a weighted average basis, for the three months ended June 30, 2017 increased approximately 0.1%, Same Store occupancy, on a weighted average basis, decreased approximately 0.3%. Multifamily communities that were stabilized non-comparable or in lease up as of June 30, 2017 were 83% occupied as of June 30, 2017, compared to 56% occupied at June 30, 2016. Accordingly, stabilized non-comparable communities and lease ups, which include both acquisitions and developments, produced rental revenues of $19.7 million for the three months ended June 30, 2017, an increase of $11.6 million from the comparable period in 2016. From June 30, 2016 to June 30, 2017, we have sold a total of seven operating communities, representing a total of 1,892 units. These sold communities reported $10.2 million of revenue for the three months ended June 30, 2016 compared to $1.7 million of revenue for the three months ended June 30, 2017, a decrease in revenue of $8.5 million.

Property Operating and Real Estate Tax Expenses.

The following table presents the classifications of our property operating expenses and real estate tax expenses for the three months ended June 30, 2017 and 2016 (in millions):

	For the Three Months Ended June 30,
	2017	2016	Change
Property operating expenses, including real estate taxes
Same Store	$18.3	$18.0	$0.3
Stabilized Non-Comparable	6.8	5.7	1.1
Lease up	2.2	0.2	2.0
Dispositions and other non-lease up developments	1.3	3.7	(2.4)
Corporate property management expense	2.0	3.4	(1.4)
Total property operating expenses, including real estate taxes	$30.6	$31.0	$(0.4)

Total property operating and real estate tax expenses for the three months ended June 30, 2017 and June 30, 2016 were $30.6 million and $31.0 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 60% of total property operating expenses and real estate taxes for the six months ended June 30, 2017. Stabilized non-comparable communities and lease ups, which include both acquisitions and developments, accounted for $3.1 million of the increase in total property operating and real estate tax expenses. Total real estate tax expense increased $1.1 million due to the decrease in capitalized real estate taxes and higher property tax assessed valuations on our multifamily communities. Since June 30, 2016, three developments have been completed and transferred to operating real estate resulting in a decrease of $0.6 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the three months ended June 30, 2017 as compared to the same period in 2016. The remaining increase in real estate tax expenses is principally related to developments that stabilized in 2016 or 2017. Sales of multifamily communities during 2016 and 2017 resulted in a decrease in property operating expenses and real estate taxes of approximately $2.4 million. Corporate-related and other property management expenses of $2.0 million for the three months ended June 30, 2017 decreased $1.4 million compared to the same period in 2016. During May 2016, we incurred one-time charges of $0.8 million related to a reduction in workforce. We did not have a reduction in workforce for the comparable period of 2017.

General and Administrative Expenses.  General and administrative expenses decreased by $2.7 million for the three months ended June 30, 2017 compared to the same period of 2016. During May 2016, we incurred one-time charges of $1.2 million related to a reduction in workforce. We did not have a reduction in workforce for the comparable period of 2017. The remainder of the decrease was primarily due to decreased compensation and benefits, as a result of the reduction in workforce, and reduced general corporate legal expenses.

Merger-related expenses. For the three months ended June 30, 2017, we incurred Merger-related expenses of $2.8 million, primarily related to legal and other professional services. We currently expect to incur, in the aggregate, approximately $50 million to $55 million in Merger-related expenses, although that estimate is subject to a number of assumptions and uncertainties, and the actual amount of Merger-related expenses could differ materially from this estimate.

Interest Expense. Interest expense, net for the three months ended June 30, 2017 increased by $0.8 million due primarily to decreased capitalized interest. For the three months ended June 30, 2017 and 2016, we incurred total interest charges, net of other finance fees, of $12.9 million and $12.8 million, respectively. Our average debt balances increased $16.8 million between June 30, 2016 and June 30, 2017 with only a slight change in our weighted average interest rate. For the three months ended June 30, 2017 and 2016, we capitalized interest expense of $1.1 million and $1.9 million, respectively, where the decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $31.7 million and $31.0 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and to a lesser extent, amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of a net increase in our depreciable real estate assets since June 30, 2016. Since June 30, 2016, we have transferred $183.1 million from construction in progress to operating real estate. These increases were only partially offset by the sales of five operating multifamily communities during 2017 and two operating multifamily communities in 2016 (August 2016 and December 2016), which have decreased our depreciable real estate costs by an aggregate $314.9 million. Since the effects of 2017 sales were only for a partial period, the effects on depreciation and amortization may be greater in future periods.

Interest Income. Interest income for the three months ended June 30, 2017 and 2016 was $1.2 million and $1.8 million, respectively. Interest income decreased $0.6 million due to less notes receivable principal and fewer notes receivable outstanding in 2017 as compared to 2016 as a result of a note receivable that was fully paid in the fourth quarter of 2016.

Loss on early extinguishment of debt. For the three months ended June 30, 2017, we incurred a loss on early extinguishment of debt of $0.9 million principally as a result of the write-off of unamortized deferred financing costs related to the refinancing of construction notes payable into permanent mortgage loans during the second quarter of 2017.

Gains on Sales of Real Estate. Gains on sales of real estate for the three months ended June 30, 2017 represents the gains recognized on the sales of Allusion West University and Muse Museum District in June 2017. There were no sales of real estate for the three months ended June 30, 2016. Subsequent to June 30, 2017, we closed on the sale of Veritas, recognizing a gain on sale of approximately $27.5 million.

The six months ended June 30, 2017 as compared to the six months ended June 30, 2016

Rental Revenues.

The following table presents the classifications of our rental revenue for the six months ended June 30, 2017 and 2016 (in millions):

	For the Six Months Ended June 30,
	2017	2016	Change
Rental revenue
Same Store	$100.4	$100.3	$0.1
Stabilized Non-Comparable	34.1	13.7	20.4
Lease up	2.7	—	2.7
Dispositions and other non-lease up developments	8.0	20.1	(12.1)
Total rental revenue	$145.2	$134.1	$11.1

Rental revenues for the six months ended June 30, 2017 were $145.2 million compared to $134.1 million for the six months ended June 30, 2016.  Same Store revenues, which accounted for approximately 69% of total rental revenues for 2017 remained flat compared to the comparable period of 2016. While Same Store monthly rental revenue per unit, on a weighted average basis, for the six months ended June 30, 2017 increased approximately 0.3%, Same Store occupancy, on a weighted average basis, decreased approximately 0.5%. Multifamily communities that were stabilized non-comparable or in lease up as of June 30, 2017 were 83% occupied as of June 30, 2017, compared to 56% occupied at June 30, 2016. Accordingly, stabilized non-comparable communities and lease ups, which include both acquisitions and developments, produced rental revenues of $36.8 million for the six months ended June 30, 2017, an increase of $23.1 million from the comparable period in 2016. During 2016, subsequent to June 30, 2016, and the six months ended June 30, 2017, we sold a total of seven operating communities, representing a total of 1,892 units. These sold communities reported $20.1 million of revenue for the six months ended June 30, 2016 compared to $8.0 million of revenue for the six months ended June 30, 2017, a decrease in revenue of $12.1 million.

Property Operating and Real Estate Tax Expenses.

The following table presents the classifications of our property operating expenses and real estate tax expenses for the six months ended June 30, 2017 and 2016 (in millions):

	For the Six Months Ended June 30,
	2017	2016	Change
Property operating expenses, including real estate taxes
Same Store	$36.5	$36.0	$0.5
Stabilized Non-Comparable	13.3	10.6	2.7
Lease up	3.6	0.4	3.2
Dispositions and other non-lease up developments	3.7	7.5	(3.8)
Corporate property management expense	4.6	5.9	(1.3)
Total property operating expenses, including real estate taxes	$61.7	$60.4	$1.3

Total property operating and real estate tax expenses for the six months ended June 30, 2017 and June 30, 2016 were $61.7 million and $60.4 million, respectively.  Same Store property operating expenses and real estate taxes accounted for approximately 59% of total property operating expenses and real estate taxes for the six months ended June 30, 2017. Stabilized non-comparable communities and lease ups, which include both acquisitions and developments, accounted for $5.9 million of the increase in total property operating and real estate tax expenses. Increases in real estate taxes was the largest component of the increase. Total real estate tax expense increased $2.4 million due to the decrease in capitalized real estate taxes and higher property tax assessed valuations on our multifamily communities. Since June 30, 2016, three developments have been completed and transferred to operating real estate resulting in a decrease of $1.0 million in capitalized real estate taxes and a corresponding increase in real estate tax expense for the six months ended June 30, 2017 as compared to the same period of 2016. The remaining increase in real estate tax expenses is principally related to developments that stabilized in 2016 or 2017. Sales of multifamily communities during 2016 and 2017 resulted in a decrease in property operating expenses and real estate taxes of approximately $3.8 million. Corporate-related and other property management expenses of $4.6 million for the six months ended June 30, 2017 decreased $1.3 million compared to the same period in 2016. During May 2016, we incurred one-time charges of $0.8 million related to a reduction in workforce. We did not have a reduction in workforce for the comparable period of 2017.

General and Administrative Expenses.  General and administrative expenses decreased by $2.3 million for the six months ended June 30, 2017 compared to the same period of 2016. During May 2016, we incurred one-time charges of $1.2 million related to a reduction in workforce. We did not have a reduction in workforce for the comparable period of 2017. The remainder of the decrease was primarily due to decreased compensation and benefits, as a result of the reduction in workforce, as well as reduced costs related to litigation and related matters with Behringer Harvard Multifamily Advisors I, LLC (“Behringer”). These decreases were partially offset by $1.2 million of severance costs incurred during the first quarter of 2017.

Merger-related expenses. For the six months ended June 30, 2017, we incurred Merger-related expenses of $2.8 million, primarily related to legal and other professional services. We currently expect to incur, in the aggregate, approximately $50 million to $55 million in Merger-related expenses although that estimate is subject to a number of assumptions and uncertainties, and the actual amount of Merger-related expenses could differ materially from this estimate.

Interest Expense. Interest expense, net for the six months ended June 30, 2017 increased by $2.1 million due primarily to decreased capitalized interest. For each of the six months ended June 30, 2017 and 2016, we incurred total interest charges, net of other finance fees, of $25.4 million. Our average debt balances increased $16.8 million between June 30, 2016 to June 30, 2017 with only a slight change in our weighted average interest rate. For the six months ended June 30, 2017 and 2016, we capitalized interest expense of $2.1 million and $4.3 million, respectively, where the decrease in capitalized interest was the result of the completion of significant portions of our development program, when interest capitalization ceases.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $63.5 million and $61.1 million, respectively.  Depreciation and amortization primarily includes depreciation of our consolidated multifamily communities and to a lesser extent, amortization of acquired in-place leases and other contractual intangibles.  The increase was principally the result of a net increase in our depreciable real estate assets since June 30, 2016. Since June 30, 2016, we have transferred $183.1 million from construction in progress to operating real estate. These increases were only partially offset by the sales of five operating multifamily communities in the first six months of 2017 and two operating multifamily communities in 2016 (August 2016 and December 2016), which have decreased our depreciable real estate costs by an aggregate $314.9 million. Since the effects of 2017 sales were only for a partial period, the effects on depreciation and amortization may be greater in future periods.

Interest Income. Interest income for the six months ended June 30, 2017 and 2016 was $2.4 million and $3.5 million, respectively. Interest income decreased $1.1 million due to less notes receivable principal and fewer notes receivable outstanding in 2017 as compared to 2016 as a result of a notes receivable that were fully repaid in 2016.

Loss on early extinguishment of debt. For the six months ended June 30, 2017, we incurred a loss on early extinguishment of debt of $4.8 million principally as a result of prepayment penalties related to refinanced loans and mortgage loans on communities sold during 2017 and repaid before maturity.

Gains on Sales of Real Estate. Gains on sales of real estate for the six months ended June 30, 2017 represents the gains recognized on the sales of Grand Reserve in February 2017, the sales of The District Universal Boulevard and Skye 2905 in March 2017 and the sales of Allusion West University and Muse Museum District in June 2017. There were no sales of real estate for the six months ended June 30, 2016. Subsequent to June 30, 2017, we closed on the sale of Veritas, recognizing a gain on sale of approximately $27.5 million.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balance sheets from December 31, 2016 to June 30, 2017.

Total real estate, net decreased $57.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we sold five multifamily communities with a combined net book value of $236.2 million. We also recognized $62.7 million of depreciation expense. Additionally during 2017, we classified one multifamily community as held for sale and presented its real estate balances in the line item “Assets associated with real estate held for sale” on the consolidated balance sheet. Offsetting these decreases, we acquired two multifamily communities for a combined gross contract purchase price $247.5 million, before any closing costs, and incurred $52.2 million of development costs and other additions to existing real estate during the six months ended June 30, 2017.

The tax like-kind exchange escrow increase was due to the $219.2 million added to escrows from the sale of five multifamily communities during the six months ended June 30, 2017 and $127.6 million disbursed for the 2017 acquisitions of Desmond at Wilshire and Latitude.

Mortgages and notes payable, net decreased $390.3 million while credit facilities payable, net increased $378.7 million. As noted above, three of the five multifamily communities sold during the six months ended June 30, 2017 had existing mortgages of $110.1 million repaid upon the sales. Additionally, as further discussed in “Liquidity and Capital Resources — Short-Term Liquidity,” we borrowed approximately $193.0 million to retire six construction loans and $76.2 million to pay off a multifamily community loan.

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

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

Cash flows provided by operating activities for the six months ended June 30, 2017 were $44.1 million as compared to cash flows provided by operating activities of $43.1 million for the same period in 2016.  Cash flows from operating activities for the six months ended June 30, 2017 were positively impacted by operations of stabilized and lease up developments which contributed an increase of approximately $11.4 million in operating cash flow over the comparable period of 2016. Cash flows from operating activities were negatively impacted during the six months ended June 30, 2017 due to dispositions of seven multifamily communities subsequent to June 30, 2016 of approximately $7.2 million. Additionally, during the six months ended June 30, 2017, we paid $1.6 million to our previous sponsor in settlement of a fee dispute. No such amounts were incurred during the comparable period of 2016.

Cash flows used in investing activities for the six months ended June 30, 2017 were $47.4 million compared to cash flows used in investing activities of $61.7 million during the comparable period in 2016.  Proceeds from the sales of real estate for the six months ended June 30, 2017 were $349.4 million from the sale of five multifamily communities, whereas no sales occurred during the six months ended June 30, 2016. During the six months ended June 30, 2017, we acquired two multifamily communities for $248.1 million. On a net basis, we added $91.6 million to our tax like-kind exchange escrows related to this acquisition and disposition activity. There were no acquisitions during the comparable period of 2016. Expenditures related to our development program during the six months ended June 30, 2017 decreased $8.2 million compared to the same period in 2016 as the number of communities under construction decreased in 2017. As of June 30, 2017, we have only one multifamily community under development and construction and our developments in lease up are substantially complete, 97% or more complete.

Cash flows used in financing activities for the six months ended June 30, 2017 were $14.8 million compared to cash flows used in financing activities of $6.9 million for the six months ended June 30, 2016.  On a net basis, our proceeds from mortgages and notes payable and credit facilities exceed comparable repayments by $13.5 million during 2017 and by $31.3 million during 2016. During the six months ended June 30, 2017, we repaid $539.1 million of mortgage and notes payable (including all related prepayment costs), of which $110.1 million related to proceeds received from the sales of three multifamily communities that had outstanding mortgage loans at time of sale, $406.9 million in repayments of construction loans and mortgage loans from proceeds under the unsecured credit facility. This compared to approximately $31.3 million of net increases in mortgage and notes payable and credit facilities for the same period of 2016. For the six months ended June 30,

2017, contributions from noncontrolling interests were $12.7 million compared to $3.0 million for the comparable period in 2016, which was primarily used to fund construction costs.

Liquidity and Capital Resources

The Merger Agreement contains provisions which restrict or prohibit dispositions of investments, new or modified financings, raising additional equity capital, and certain capital expenditures, among other restrictions. Accordingly, until the Merger closes or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by cash on hand, net cash provided by operating activities, and certain financings and property dispositions allowed under the Merger Agreement. Our liquidity requirements could further be affected by Merger-related expenses and provisions of the Merger Agreement related to regular quarterly distributions after our second quarter’s distribution which was paid July 7, 2017. See other references herein as well as “Distribution Policy” below for additional discussion regarding our distributions.

The Company has cash and cash equivalents of $56.3 million as of June 30, 2017.  The Company also has $500 million of total borrowing capacity under its credit facilities with current available capacity of approximately $492 million based on existing collateral. As of June 30, 2017, $391 million in borrowings were outstanding under these facilities and we have approximately $101 million available to draw. Subsequent to June 30, 2017, we have made additional draws and pay downs on our credit facilities primarily related to dispositions and acquisitions as discussed further below which have also changed the available capacity of our credit facilities. Accordingly, as of August 3, 2017, our current available capacity is approximately $443 million, our outstanding borrowings under these credit facilities were approximately $391 million, and we have approximately $52 million available to draw. We may add additional collateral to our credit facilities which would increase the available capacity and amounts available to draw.

Generally, operating cash needs include our operating expenses, general and administrative expenses and our share of Merger-related expenses.  We expect to meet these on-going cash requirements from our approximate share of the operations of our existing investments.  Our development communities and recently acquired lease up communities require time to construct and/or lease up, and accordingly, there will be a lag before these communities are providing stabilized cash flows.

We expect to utilize our cash balances, cash flow from operating activities and our credit facilities predominantly for the uses described herein.  As discussed further below, we have construction contracts in place related to our development investments, which we expect to pay from our cash balances, construction loans and credit facilities as well as other sources discussed below.

Short-Term Liquidity

Our primary indicators of short-term liquidity are our cash and cash equivalents and our credit facilities. As of June 30, 2017, we have a $300 million unsecured credit facility (the “Unsecured Credit Facility”) and a $200 million revolving credit facility (the “$200 Million Facility.”) As of June 30, 2017, our cash and cash equivalents balance was $56.3 million.

Our consolidated cash and cash equivalent balance of $56.3 million as of June 30, 2017 includes approximately $29.6 million held by individual Co-Investment Ventures.  These funds are held for the benefit of these entities, including amounts for their specific operating requirements, as well as amounts available for distributions to us and our Co-Investment Venture partners. Accordingly, these amounts are only available to us for general corporate purposes after distributions to us.

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

Cash flow from operating activities was $44.1 million for the six months ended June 30, 2017 compared to $43.1 million for the comparable period in 2016.  As all of our real estate investments are accounted for under the consolidated method of accounting, we show our cash flow from operating activities gross, which includes amounts available to us and to Co-Investment Venture partners.  Included in our distributions to noncontrolling interests are discretionary distributions related to ordinary operations (i.e., excluding distributions related to capital activity, primarily debt financings, to these Co-Investment Venture partners).  Distributions related to operating activities to these Co-Investment Venture partners were $13.5 million and $12.8 million for the six months ended June 30, 2017 and 2016, respectively. Our net share of cash flow from operating activities was $30.6 million and $30.3 million for the six months ended June 30, 2017 and 2016, respectively. We expect increasing cash flow as developments lease up and stabilize as discussed above.

With our positive consolidated cash flow from operating activities, we are able to fund recurring operating costs of our multifamily communities, interest expense, and general and administrative expenses from current operations. Our residents generally pay rents monthly, which generally coincides with the payment cycle for most of our operating expenses, interest and general and administrative expenses.  Real estate taxes and insurance costs related to operating communities, the most significant exceptions to our monthly payment cycle, are either paid from lender escrows, which are funded by us monthly, or from elective internal cash reserves.  Further, we expect our approximate share of operating cash flows to increase as our development program and our recently acquired lease up communities are completed and/or lease up.  Accordingly, we do not expect to have to rely on other funding sources to meet our recurring operating, financing and administrative expenses.

As of June 30, 2017, we have recognized $2.8 million of incurred and unpaid Merger-related expense payables. In addition, we anticipate incurring approximately $3 million to $4 million of additional Merger-related expenses subsequent to June 30, 2017. Approximately $2 million to $3 million of these expenses are expected to be paid during the third quarter of 2017 (regardless of whether the Merger closes) with the remainder to be paid at the closing or termination of the Merger Agreement. However, such Merger-related expenses (whether paid or incurred) will not reduce the Merger Consideration. We anticipate funding these third quarter expenditures and amounts that would be due at a termination of the Merger Agreement from cash on hand or our credit facilities. In the event the Merger closes, the remaining Merger-related expenses would be paid by the Acquiring Parties.

For the second quarter of 2017, our board of directors, after considering our current operations of the Company and other market and economic factors, declared a quarterly distribution in the amount of $0.075 per share on all of outstanding shares of common stock (an annualized amount of $0.30 per share). This quarterly distribution was paid from the sources described herein on July 7, 2017. Following payment of this second quarter distribution, the Company will not pay any distributions through the Merger closing or the termination of the Merger Agreement, except to the extent necessary for the Company to maintain its status as a REIT. Any such distribution would result in a corresponding reduction in the Merger consideration to stockholders. See further discussion below under “Distribution Policy” and “Distribution Activity.” In the event the Merger Agreement is terminated, we expect to fund any future distributions, as may be authorized by our board of directors, from multiple sources including cash flow from our investments, our available cash balances, financings and investment dispositions.

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

On March 30, 2017, we and the PGGM Co-Investment Partner entered into the Unsecured Credit Facility, consisting of a $200 million revolving credit facility (the “Revolver”) and a $100 million term loan. The Unsecured Credit Facility provides us with the ability from time to time to increase the facility up to $500 million, subject to certain conditions and allocate the increase between the Revolver and the term loan. The Unsecured Credit Facility advances are limited to PGGM Co-Investment activities; however, certain proceeds that may be distributed to us may be used for any purpose. Advances under the $200 Million Facility have no restrictions.

If circumstances allow us to acquire investments in all-cash transactions, we may draw on the credit facilities for the initial funding. We may also use the credit facilities for interim construction financing or to pay down debt, which could then be repaid from permanent financing.

The carrying amounts of the credit facilities, amounts available to draw and the average interest rates for the three and six months ended June 30, 2017, are summarized as follows (dollar amounts in millions; LIBOR at June 30, 2017 was 1.22%):

	June 30, 2017			For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Balance Outstanding	Available to Draw	Interest Rate	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding	Average Balance Outstanding	Average Interest Rate (a)	Maximum Balance Outstanding
Unsecured Credit Facility	$270.2	$22.0	3.35%	$219.9	3.26%	$272.0	$112.7	3.27%	$272.0
$200 Million Facility	121.0	79.0	3.70%	97.8	3.52%	121.0	56.8	3.49%	121.0
Total credit facilities payable	391.2	$101.0		$317.7		$393.0	$169.5		$393.0
Less: deferred financing costs, net	(4.5)
Total credit facilities payable, net	$386.7

(a)	The average interest rate is based on month-end interest rates for the period.

For the six months ended June 30, 2017, we borrowed approximately $193.0 million to retire six construction loans, $76.2 million to pay off a multifamily community loan, $80.0 million to fund the remaining amounts related to two multifamily community acquisitions and approximately $32.0 million for general working capital purposes. As of August 3, 2017, in connection with our acquisition and disposition activities, the total balance outstanding under our credit facilities is approximately $391 million. We also removed collateral from the Unsecured Credit Facility, reducing our combined available capacity from approximately $492 million to approximately $443 million. We do have the option to add additional collateral which would restore our availability. See the following section for additional discussion related to acquisitions subsequent to June 30, 2017.

Based on our financial data as of June 30, 2017, we believe that we are in compliance with all provisions of the credit facilities as of that date and are therefore qualified to borrow the current availability under such credit facilities as noted in the table above. Certain prepayments may be required under the credit facilities upon a breach of covenants or borrowing conditions by the Company. Future borrowings under the credit facilities are subject to periodic revaluations, either increasing or decreasing available borrowings. We do expect to have the credit facilities available to us during the term of the Merger Agreement for business in the ordinary course or for funding transactions that are not otherwise prohibited by the Merger Agreement.

Long-Term Liquidity, Acquisition and Property Financing

During the six months ended June 30, 2017, we acquired a 175-unit multifamily community located in Los Angeles, California for a net cash cost of $105.1 million. The acquisition was funded from a multifamily community sale in December 2016 (where all of the net proceeds had been placed in a tax like-kind exchange escrow for $56.8 million), a multifamily community sale in February 2017 with net proceeds after retirement of debt of $19.9 million, and the remainder from our credit facilities. In addition, we acquired a 265-unit multifamily community in Arlington, Virginia for a net cash cost of approximately $143.0 million. The acquisition was funded from a multifamily community sale in March 2017 of $126.0 million, where the funds, net of a related mortgage retirement, had been placed in a tax like-kind exchange escrow for $70.9 million and the remainder was funded from our credit facilities. Accordingly, as of August 3, 2017, including normal working capital activity, our total outstanding credit facility borrowings are approximately $391 million and current available to draw is approximately $52 million. We may consider reducing our credit facility outstanding balances by placing long term mortgage financing on these or other multifamily communities, other property dispositions or by using other capital sources.

Both of these acquisitions were in lease up at acquisition, and as of June 30, 2017 are approximately 42% occupied, on a weighted average basis. While these multifamily communities did not produce significant cash flow for the six months ended June 30, 2017, we expect increasing contributions to operating cash flow as the communities lease up.

Generally, the Merger Agreement restricts or prohibits acquisitions of new investments, dispositions of investments, capital expenditures, new or modifications to financings, raising new equity capital, subject to certain exceptions. During the pendency of the Merger, we have or expect to complete the following transactions:

•
Acquisition of the multifamily community located in Boca Raton, Florida for a total contract purchase price of $80.5 million, which closed in July 2017. The acquisition was funded from our tax like-kind exchange escrow balance we held as of June 30, 2017 of $40.1 million and the remainder primarily from our credit facilities.

•
Mortgage financing of $70.3 million secured by our multifamily community, Desmond at Wilshire, located in Los Angeles, California. The mortgage carries an interest rate of 3.76% with a ten year term. The financing is expected to close in August 2017.

•
Sale of our multifamily community, Veritas, located in Henderson, Nevada for a total contract sales price of $76.5 million, which closed in July 2017. In connection with the disposition, we acquired the Co-JV Developer Partner’s interest for $3.1 million. The remaining proceeds were used to retire the community’s mortgage of $33.4 million with the remainder used to fund part of our acquisition of the multifamily community in Melrose, Massachusetts, as discussed below.

•
Acquisition of a multifamily community located in Melrose, Massachusetts for a total purchase price of $75.0 million, which closed in August 2017. The acquisition was funded from proceeds from the sale of Veritas of $42.2 million and the remainder primarily from our credit facilities.

•
Acquisition of a multifamily community for a total purchase price of approximately $50 million. The acquisition will be funded primarily from the proceeds of the Desmond at Wilshire financing. The acquisition is expected to close in September 2017.

•
Extension of our mortgages coming due in August and September 2017, totaling $89.4 million. In July 2017, we extended the $26.1 million mortgage related to our multifamily community, Fitzhugh Urban Flats, located in Dallas, Texas, to December 2017 at an interest rate of 4.35%. We expect to extend or refinance the other mortgages prior to their maturity.

•
Release of tax like-kind exchange escrows of $108.4 million, which was used to pay down our Unsecured Credit Facility by $39.0 million, our $200 Million Facility by $34.0 million and distributions to noncontrolling interests of $30.7 million.

The Merger Agreement does provide for other allowed transactions, and we may complete other transactions if consented to by the Acquiring Parties; however, we do not expect any other significant investment acquisitions or dispositions or secured financings until the Merger closes or the Merger Agreement is terminated. We do expect to have the credit facilities available to us during the term of the Merger Agreement for business in the ordinary course or for funding transactions that are not otherwise prohibited by the Merger Agreement.

The Merger Agreement also generally restricts transactions related to our Co-Investment Ventures to arrangements that are already in place.

As of June 30, 2017, PGGM has unfunded commitments of approximately $2.8 million related to PGGM CO-JVs in which they have already invested of which our co-investment share is approximately $3.8 million. Substantially all of these committed amounts relate to existing development projects. In addition to capital already committed by PGGM through this arrangement, PGGM may have certain rights of first refusal to commit up to an additional $33.5 million plus any amounts distributed to PGGM from sales or financings of PGGM CO-JVs entered into on or after December 20, 2013. If PGGM were to invest the additional $33.5 million, our co-investment share would be approximately $41.7 million assuming a 55% ownership by us and a 45% ownership in the investment by PGGM. PGGM is an investment vehicle for Dutch pension funds.  According to the website of PGGM’s sponsor, PGGM’s sponsor managed approximately 205 billion euro (approximately $234 billion, based on exchange rates as of June 30, 2017) in pension assets for over 2.8 million people as of June 2017.  Accordingly, we believe PGGM has adequate financial resources to meet its funding commitments and its PGGM CO-JV obligations.

 The MW Co-Investment Partner does not have any commitment or rights of first refusal for any additional investments.

As of June 30, 2017, we have 17 Developer CO-JVs, 15 of these through PGGM CO-JVs. These Developer CO-JVs were established for the development of multifamily communities, where the Developer Partners are or were providing development services for a fee and a back-end interest in the development but are not expected to be a significant source of capital.  Of these 17 Developer CO-JVs, 14 have stabilized operating communities, two have communities in lease up (including developments in lease up) and one has a development community. Other than the developments described in the development table below, we do not have any firm commitments to fund any other Co-Investment Ventures.

While we are the managing member of each of the separate Co-Investment Ventures, with respect to PGGM CO-JVs and MW CO-JVs, our management rights are subject to operating plans prepared by us and approved by our partners, who retain approval rights with respect to certain major decisions. In the event of a dispute, the governing documents may require

(or the partners may agree to) a sale of the underlying property to a third party. Also, in each of our PGGM CO-JVs and MW CO-JVs, we and, under certain circumstances, our partners have buy/sell rights which, if exercised by us, may require us to acquire the respective Co-Investment Partner’s ownership interest, or if exercised by our respective Co-Investment Partner, may require us to sell our ownership interest. In June 2017, we issued buy/sell notices related to two MW CO-JVs for a combined purchase price of $24.3 million in CO-JV equity. The MW Co-Investment Partner gave notice which effectively elected to our purchase of the MW CO-JV’s equity interest. In response, we gave notice deferring the purchase of MW CO-JV’s interest until November 2017. During this period or the end of the deferral period, we have certain rights, including the right to acquire the MW CO-JV interests, jointly sell the multifamily community or to issue a new buy/sell notice.

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

Company level debt is defined as debt that is a direct obligation of the Company or its wholly owned subsidiaries.  Co-Investment Venture level debt is defined as debt that is an obligation of the Co-Investment Venture and is not an obligation or contingency for us but does allow us to increase our access to capital. Lenders for these Co-Investment Venture mortgages and notes payable have no recourse to us other than industry-standard carve-out guarantees for certain matters such as environmental conditions, and standard “bad boy” carve-outs, including but not limited to, misuse of funds and material misrepresentations.  As of June 30, 2017, there are four construction loans where we have provided partial guarantees for the repayment of debt. Total commitments under these construction loans is $195.3 million, $190.5 million of which is outstanding. The total amount of our guarantees, if fully drawn, is $40.3 million and our outstanding guarantees for these construction loans as of June 30, 2017 is $39.1 million. We believe these construction loans will be available to us during the term of the Merger Agreement and thereafter if the Merger does not close.

As of June 30, 2017, the weighted average interest rate on our Company level and Co-Investment Venture level communities fixed interest rate financings was 3.7% and 3.4%, respectively.  As of June 30, 2017, the remaining maturity term on our Company level and Co-Investment Venture level fixed interest rate financings was approximately 2.1 years and 3.8 years, respectively, prior to the exercise of any extension options.

As of June 30, 2017, $617.4 million or 40% of our debt is floating rate, of which $190.5 million is construction financing. Interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate. As of June 30, 2017, we have interest rate caps with a notional amount of $155 million (25% of our total consolidated floating rate debt) at a LIBOR cap rate of 2.10%. As of June 30, 2017, 30-day LIBOR was 1.22%, which was an increase of 0.45% from December 31, 2016.

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

As of June 30, 2017, the total carrying amount of all of our debt and our approximate pro rata share is summarized as follows (dollar amounts in millions; LIBOR at June 30, 2017 was 1.22%):

	Total Carrying Amount	Weighted Average Interest Rate	Maturity Dates	Our Approximate Share (a)
Company Level
Permanent mortgage - fixed interest rate	$180.2	3.71%	2018 to 2021	$180.2
$200 Million Facility (b)	121.0	Monthly LIBOR + 2.50%	2019	121.0
Total Company Level	301.2			301.2

Co-Investment Venture Level - Consolidated:
Permanent mortgages - fixed interest rates	712.6	3.33%	2017 to 2027	418.2
Permanent mortgage - variable interest rate	35.7	Monthly LIBOR + 1.81%	2017 to 2018	19.7
Construction loans - fixed interest rate (c):
Operating	52.5	4.00%	2018	26.2
Construction loans - variable interest rates (d):
Operating	190.5	Monthly LIBOR + 2.10%	2018 to 2019	105.6
In construction	—	Monthly LIBOR + 2.65%	2020	—
Unsecured Credit Facility:
Revolver (b)	170.2	Monthly LIBOR + 2.25%	2021	94.4
Term loan	100.0	Monthly LIBOR + 2.25%	2022	55.4
Total Co-Investment Venture Level - Consolidated	1,261.5			719.5
Total Company and Co-Investment Venture level	1,562.7			$1,020.7
Less: mortgage payable, net on multifamily community held for sale as of June 30, 2017 (e)	(33.3)
Less: unamortized adjustments from business combinations	(0.1)
Less: deferred financing costs, net	(10.7)
Total all levels	$1,518.6

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

(b)	Includes a one year extension option subject to the satisfaction of certain conditions.

(c)
Includes one loan with a total commitment of $53.5 million and a two year extension option. As of June 30, 2017, there is $1.0 million remaining to draw under the construction loan. We may elect not to fully draw down on the unfunded commitment.

(d)
Includes five loans with total commitment of $275.3 million. As of June 30, 2017, the Company has partially guaranteed four of these loans with total commitments of $195.3 million, and as of June 30, 2017, $39.1 million is recourse to the Company. Our percentage guarantee on each of these loans ranges from 5% to 25%. These loans include one to two year extension options. As of June 30, 2017, there is $84.8 million remaining to draw under the construction loans. We may elect not to fully draw down any unfunded commitment.

(e)
The debt is included in the line item “Obligations associated with real estate held for sale” on the consolidated balance sheet as of June 30, 2017. The debt was retired in July 2017 in connection with the sale of the associated multifamily community.

The total commitment, the outstanding balance, and the remaining balance available to draw under our construction loans by type as of June 30, 2017, are provided in the table below (in millions):

Construction Loan Classification of Underlying Multifamily Communities	Total Commitment	Total Carrying Amount	Remaining to Draw	Our Approximate Share of Remaining to Draw (a)
In Construction	$80.0	$—	$80.0	$52.3
Operating	248.7	243.0	5.7	3.1
Total	$328.7	$243.0	$85.7	$55.4

(a)
Our approximate share is used in calculating certain of our loan covenants, and accordingly, is used by management, lenders and analysts in measuring and managing our leverage. See below at “Non-GAAP Measurements — Our Approximate Share” for an explanation for determining this metric.

We expect to begin drawing on the loan classified in construction in the second half of 2017. We may not draw all amounts available to draw, and we may use other sources to fund our developments and other investments.

Certain of these debts contain covenants requiring the maintenance of certain operating performance and debt leverage levels.  As of June 30, 2017, we believe we and the respective borrowers were in compliance with these covenants.

As of June 30, 2017, contractual principal payments for our mortgages and notes payable and credit facilities for each of the five subsequent years and thereafter are as follows (in millions):

Year	Company Level	Consolidated Co-Investment Venture Level	Our Approximate Share (a)
July through December 2017	$1.9	$91.7	$52.5
2018	63.9	236.8	192.7
2019	181.4	164.3	286.5
2020	1.2	172.9	96.4
2021	52.8	278.7	206.9
Thereafter	—	317.1	185.7

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

Government-sponsored entities (“GSEs”) have been an important financing source for multifamily communities.  The U.S. government continues to discuss potential restructurings of the GSEs including partial or full privatizations which could affect the availability of such financing to multifamily community owners.  Accordingly, we have and will continue to maintain other lending relationships.  As of June 30, 2017, approximately 24% (compared to 40% at December 31, 2016) of all permanent financings currently outstanding by us, the Co-Investment Ventures and Property Entities were originated by GSEs. None of our construction financings or credit facilities are being provided by GSEs. Furthermore, other loan providers, primarily insurance companies and to a lesser extent banks and collateralized mortgage-backed securitizations lenders (“CMBs”), have been a significant source for multifamily community financing, and we expect this trend to continue, particularly for our type of multifamily communities and our leverage levels.  Accordingly, if the GSEs are restructured, we believe there are or will be sufficient other lending sources to provide financing to the multifamily sector; however in such an event, the cost of financing could increase.

As of June 30, 2017, 13 multifamily communities (eight of which are held through Co-Investment Ventures) with combined total GAAP property cost, before accumulated depreciation and amortization, of approximately $931.1 million were not encumbered by any secured debt. As of June 30, 2017, our unsecured debt was $270.2 million, with an excess of unencumbered GAAP property cost to unsecured debt of $660.9 million. For these and other multifamily communities held in a Co-Investment Venture, we will generally need partner approval to obtain or increase leverage.

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

If the Merger Agreement is terminated, property dispositions may be a source of capital which may be recycled into investments in multifamily development or operating communities with higher long-term growth potential or into other investments with more favorable earnings prospects.  We may also use sales proceeds for other uses, including but not limited to the pay down of debt, common stock buy backs or distributions on our common stock, which may include capital gain distributions. We look at a variety of factors in evaluating dispositions including current and projected market conditions, the age of the community, our critical mass of operating communities in the market, where we would look to dispose of communities before major improvements are required, increasing risk of competition, changing submarket fundamentals, and compliance with applicable federal REIT tax requirements, including capital gain distributions.  For all PGGM CO-JVs and MW CO-JVs, we need approval from the other partner to dispose of an investment. During 2016, we sold two multifamily communities (one held by a PGGM CO-JV) for total gross proceeds of $121.5 million. During the six months ended June 30, 2017, we sold five multifamily communities for total gross proceeds of $349.4 million, repaying $110.1 million in mortgage loans. Subsequent to June 30, 2017, we sold one multifamily community for total gross proceeds of $76.5 million, repaying a $33.4 million mortgage loan. During the term of the Merger Agreement, additional dispositions may be restricted or prohibited.

If the Merger Agreement is terminated, other potential future sources of capital may include proceeds from arrangements with other joint venture partners and undistributed cash flow from operating activities.  We may also obtain other debt financing, including additional credit facilities, or sell debt or equity securities of the Company.

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

•
Pre-development - A multifamily community is considered in pre-development during finalization of budgets, permits and plans and ends once a general contractor agreement has been signed and vertical construction has commenced. As of June 30, 2017, we have no development investments classified as pre-development.

The following table, which may be subject to finalization of budgets, permits and plans, summarizes our equity development investments not completed as of June 30, 2017, all of which are investments in consolidated Co-Investment Ventures (dollar amounts in millions):

Community	Location	Effective Ownership (a)	Units	Total Costs Incurred as of June 30, 2017	Estimated Quarter (“Q”) of Completion(b)
Under development and construction:
Lucé	Huntington Beach, CA	65%	510	$108.1	3Q 2018
Total development portfolio			510	$108.1

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

(b)
The estimated quarter of completion is primarily based on contractual completion schedules adjusted for reasonably known conditions. The dates may be subject to further adjustment, both accelerations and delays, due to elective changes in the project or conditions beyond our control, such as weather, availability of materials and labor or other force majeure events. The table does not include communities that are classified as completed but may still have retainage and other development true-up costs that have not been paid as of June 30, 2017.

As of June 30, 2017, we have entered into construction and development contracts with approximately $70.0 million remaining to be paid.  These construction costs are expected to be paid during the completion of the development and construction period, generally 18 months.  These construction contracts provide for guaranteed maximum pricing from the general contractor and/or completion and cost overrun guarantees from the Developer Partners for a portion but not all of the construction and development costs, which will serve to provide some protection to us from pricing increases or cost overruns.  We also manage these costs by buying out or locking in the hard construction costs. As of June 30, 2017, for our remaining project under vertical development, substantially all of the hard construction costs have been bought out, reducing potential future cost exposure.

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

Developments also entail risks related to development schedules, costs and lease up. Local governmental entities have approval rights over new developments, where the permitting process and other approvals can result in delays and additional costs. Estimated construction costs are based on labor, material and other market conditions at the time budgets are prepared. Although we have and intend to use guaranteed maximum construction contracts, not all construction costs may be covered. In addition, actual costs may differ due to changes in scope, time delays, the available supply of labor and materials and as market conditions change. Rental rates at lease up are subject to local economic factors and demand, competition and absorption trends, which could be different than the assumptions used to underwrite the development. Accordingly, there can be no assurance that all development projects will be completed at all and/or completed in accordance with the projected schedule, cost estimates or revenue projections.

As of June 30, 2017, we have approximately $97.2 million of remaining development costs (which excludes estimated Developer Partner put options of $23.3 million) related to our current development program and communities recently transferred to operating real estate that still have remaining costs. We project that we will fund these costs as follows (in millions):

Anticipated Sources of Funding
Construction loan draws under binding loan commitments	$86.1
Co-Investment Venture partner contributions	4.8
Other	6.3
Total	$97.2

All of the Co-Investment Venture partner contributions are under binding commitments from our Co-Investment Venture partners. All of the projected construction loan draws are available under binding loan commitments as of June 30, 2017 and we expect the other balance to be funded by cash on hand, credit facilities or other capital sources.

We make debt investments in multifamily developments generally for the interest earnings; however, our two debt investments provide us with certain rights to acquire the underlying multifamily communities after completion.  As of June 30, 2017, we have two wholly owned debt investments, both of which are fully funded. The debt investments are secured by equity pledges in the borrower which is generally subordinate to a first lien construction loan. We believe each of the borrowers is in compliance with our debt agreements. These debt investments, which currently carry interest rates at 15%, are most in demand during the time in the economic cycle when developers have limited options for securing development capital. As development capital has generally returned to the multifamily sector, there may be fewer investment opportunities at the returns that we require. Accordingly, we expect our current outstanding mezzanine loans to be paid off near maturity or during the contractual extension periods, and we may have a smaller amount replaced by new mezzanine loans. We may also, on a shorter term basis, provide temporary bridge financing for Co-Investment Ventures, where there is satisfactory collateral for us and where we contemplate the eventual take out of such bridge financing with permanent financing.

The following table summarizes our debt investments, all of which are wholly owned, in multifamily developments as of June 30, 2017 (dollar amounts in millions):

Community	Location	Units	Total Commitment	Amounts Advanced as of June 30, 2017	Fixed Interest Rate	Maturity Date (a)
Mezzanine loans:
Jefferson at Stonebriar (b)	Frisco, TX	424	$16.7	$16.7	15.0%	June 2018
Jefferson at Riverside (b)	Irving, TX	371	10.4	10.4	15.0%	June 2018
Total loans		795	$27.1	$27.1	15.0%

(a)	The maturity date may be extended for one year at the option of the borrower after meeting certain conditions, generally with the payment of an extension fee of 0.50% of the applicable loan balance.

(b)
We have the right to acquire the multifamily communities from the borrower subject to the first lien construction loan in the event the borrower decides to sell the property. Absent a default, the borrower has sole discretion related to the disposition of the multifamily community.

Due to their recent construction, non-recurring property capital expenditures for our multifamily communities are generally not expected to be significant in the near term. The average age of our operating communities since substantial completion or redevelopment is approximately five years. In accordance with the Merger Agreement, the Company will be permitted to incur specifically identified non-recurring property capital expenditures and day-to-day real estate capital expenditures in the ordinary course consistent with past practices. We believe these limitations will allow us to maintain our communities during the period prior to the close of the Merger or termination of the Merger Agreement. We would expect these operating capital expenditures to be funded from the Co-Investment Ventures or our cash flow from operating activities. For the six months ended June 30, 2017 and 2016, we spent approximately $5.8 million and $4.7 million, respectively, in recurring and non-recurring capital expenditures.

Distribution Policy

Distributions are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT and the terms of the Merger Agreement. Subsequent to the payment of the second quarter distribution, which was paid July 7, 2017, the Company does not expect to pay any distributions through the closing of the Merger, except to the extent necessary to maintain the Company’s status as a REIT. Any such distributions, made during the period of the Merger Agreement, would result in a corresponding reduction in the Merger consideration.

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

If the Merger Agreement is terminated, our board of directors expects to reinstate our quarterly distributions. In addition to the factors noted above, our board of directors will evaluate our financial performance and condition subsequent to the termination of the Merger Agreement. Accordingly, there can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level. In addition, the $200 Million Facility contains limitations that may restrict our ability to pay distributions in excess of 95% of our funds from operations generally calculated in accordance with the current definition of funds from operations adopted by NAREIT over certain defined historical periods, generally a trailing 12-month period. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income as well as the “Operational Overview” and “Results of Operations” above and “Distribution Activity” below for discussion of certain operating trends.)

Distribution Activity

The following table shows the regular distributions declared for the six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2017		2016
	Total Distributions Declared (a)	Declared Distributions Per Share (a)	Total Distributions Declared (a)	Declared Distributions Per Share (a)
Second Quarter	$12.5	0.075	$12.5	0.075
First Quarter	12.5	$0.075	12.5	$0.075
Total	$25.0	$0.150	$25.0	$0.150

(a)       Represents distributions accruing during the period. The board of directors authorizes regular distributions to be paid to stockholders of record with respect to single record dates and payment dates for each quarter.

As of the date of the filing of this Quarterly Report on Form 10-Q, our board of directors has not authorized a quarterly distribution for the third quarter of 2017, and while the Merger Agreement is in effect, our board of directors does not plan to declare a third quarter distribution.

Cash flow from operating activities exceeded regular distributions by $19.0 million and $18.1 million for the six months ended June 30, 2017 and 2016, respectively. By reporting our investments on the consolidated method of accounting, our cash flow from operating activities includes not only our approximate share of cash flow from operating activities but also the share related to noncontrolling interests.  Accordingly, our reported cash flow from operating activities includes cash flow attributable to our consolidated joint venture investments.  During the six months ended June 30, 2017, we distributed an estimated $13.5 million of cash flow from operating activities to these noncontrolling interests, effectively reducing the share of cash flow from operating activities available to us to approximately $30.6 million, which was greater than our regular distributions by $5.5 million.  For the six months ended June 30, 2016, we distributed an estimated $12.8 million of cash flow from operating activities to noncontrolling interests, effectively reducing the share of cash flow from operating activities to approximately $30.3 million, which was greater than our regular distributions by $5.3 million.   Funds from operations were less than regular distributions by $1.8 million for the six months ended June 30, 2017. Our regular distributions exceeded funds from operations by $0.7 million for the six months ended June 30, 2016. (See “Non-GAAP Measurements — Funds from Operations” below for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income.)

Operating results for 2017 were impacted by the items noted in the “Operational Overview” section discussed above. These factors include the sales of operating communities in 2017 and 2016 and the reinvestment in lease up multifamily communities. Operating results were also affected by developments recently reaching the time period when certain previously capitalized costs related to interest and property tax expenses are now expensed, and leasing activity has not reached stabilized operations, which results in increased interest and property tax expenses in 2017 as compared to previous years. Over the long-term, as our development and lease up investments are completed and leased up, we expect that more of our regular distributions will be paid from our approximate share of cash flow from operating activities.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable accretive yields, the financial performance of our investments, including our developments once operating, spreads between investment capitalization rates and financing rates, and the types and mix of assets available for investment.

Off-Balance Sheet Arrangements

We generally do not use or seek out off-balance sheet arrangements.

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Substantially all of our Co-Investment Ventures include buy/sell provisions, generally currently available for PGGM and the MW Co-Investment Partner and for Developer Partners, generally available after the tenth year after completion of the development. Substantially all of our Developer CO-JVs include mark to market provisions, which if elected, are generally available after the seventh year after formation of the Developer CO-JV.  Under most of these provisions and during specific periods, a partner could make an offer to purchase the interest of the other partner and the other partner would have the option to accept the offer or purchase the offering partner’s interest at that price or in the case of a mark to market provision, we can purchase the Developer Partner’s interest at the established market price or sell the multifamily community.  As of June 30, 2017, two buy/sell arrangements have been triggered and are outstanding, and no mark to market provisions are available. Accordingly, as discussed below, we may need additional liquidity sources in order to meet our obligations under current or future buy/sell arrangements.

Most of our Developer CO-JVs include put provisions for the Developer Partner.  The put provisions generally become exercisable one year after substantial completion of the project for a specified purchase price, which at June 30, 2017 have a contractual total of approximately $23.3 million for all such Developer CO-JVs. As of June 30, 2017, $7.6 million of puts are eligible for exercise by certain of our Developer Partners but have not been exercised. The put provisions are recorded as redeemable noncontrolling interests in our consolidated balance sheets at the time they become contractual, and as of June 30, 2017, we have recorded approximately $23.3 million as redeemable noncontrolling interests. Generally a sale of the property or the election of a mark to market terminates the Developer Partner’s put provision. During the three months ended June 30, 2017, one of our Developer Partners exercised and was paid their put option for $2.8 million. In June 2017, we issued buy/sell notices related to two MW CO-JVs for a combined purchase price of $24.3 million in CO-JV equity. The MW Co-Investment Partner gave notice which effectively elected to our purchase of the MW CO-JV’s equity interest. In response, we gave notice deferring the purchase of MW CO-JV’s interest until November 2017. During this period or the end of the deferral period, we have certain rights, including the right to acquire the MW CO-JV interests, jointly sell the multifamily community or to issue a new buy/sell notice. We would expect to fund these obligations from the sources described above.

The multifamily communities in which we have investments may have commitments to provide affordable housing. Under these arrangements, we generally receive from the resident a below-market rent, which is determined by a local or national authority. In certain markets, a local or national housing authority may make payments covering some or substantially all of the difference between the restricted rent paid by residents and market rents. In connection with our acquisition of The Gallery at NoHo Commons, we assumed an obligation to provide affordable housing through 2048. As partial reimbursement for this obligation, the California housing authority will make level annual payments of approximately $2.0 million through 2028 and no reimbursement for the remaining 20-year period. We may also be required to reimburse the California housing authority if certain operating results are achieved on a cumulative basis during the term of the agreement. At the time of the acquisition, we recorded a liability of $14.0 million based on the fair value of the terms over the life of the agreement.  In addition, we will record rental revenue from the California housing authority on a straight-line basis, deferring a portion of the collections as deferred lease revenues. As of June 30, 2017 and December 31, 2016, we have approximately $18.8 million and $19.5 million, respectively, of carrying value for deferred lease revenues related to The Gallery at NoHo Commons.

As previously discussed under “Liquidity and Capital Resources — Long-Term Liquidity, Acquisition and Property Financing,” we have entered into construction and development contracts with $70.0 million remaining to be paid as of June 30, 2017. We expect to enter into additional construction and development contracts related to our current and future development investments.

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

The following table presents our calculation of FFO, net of noncontrolling interests, and provides additional information related to our operations for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$6.8	$(9.2)	$82.8	$(17.5)
Real estate depreciation and amortization	31.6	30.9	63.3	60.8
Gains on sales of real estate	(28.6)	—	(115.3)	—
Less: noncontrolling interest adjustments	2.6	(9.7)	(7.5)	(19.0)
FFO attributable to common stockholders - NAREIT defined	$12.4	$12.0	$23.3	$24.3

GAAP weighted average common shares outstanding - basic	167.1	166.8	167.1	166.8
GAAP weighted average common shares outstanding - diluted	168.2	167.6	168.0	167.5

Net income (loss) per common share - basic and diluted	$0.04	$(0.06)	$0.49	$(0.11)
FFO per common share - basic and diluted	$0.07	$0.07	$0.14	$0.15

The following additional information is presented in evaluating the presentation of net income (loss) attributable to common stockholders in accordance with GAAP and our calculations of FFO:

•
For the three months ended June 30, 2017 and 2016, we capitalized interest of $1.1 million and $1.9 million, respectively, on our real estate developments. For the six months ended June 30, 2017 and 2016, we capitalized interest of $2.1 million and $4.3 million, respectively, on our real estate developments. These amounts are included as an addition in presenting net income (loss) and FFO attributable to common stockholders.

•
For the three months ended June 30, 2017, we incurred $0.9 million of GAAP expenses related to our early extinguishment of debt. For the six months ended June 30, 2017, we incurred $4.8 million of GAAP expenses related to our early extinguishment of debt. Of this amount, approximately $3.6 million was paid in cash.

•
For the six months ended June 30, 2017, we incurred $0.9 million of general and administrative expense, excluding stock compensation expense of $0.3 million, related to our elimination of the general counsel position. No such expenses were incurred during the three months ended June 30, 2017 and 2016 or the six months ended June 30, 2017.

•
For the three and six months ended June 30, 2016, we incurred $2.0 million of expense related to a reduction in workforce, including $0.5 million of stock-based compensation. No such expenses were incurred during the three and six months ended June 30, 2017.

•
We incurred stock compensation expense of $1.2 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, For the six months ended June 30, 2017 and 2016, we incurred stock compensation expense of $2.4 million and $1.4 million, respectively.

•
For the three and six months ended June 30, 2017, we incurred $2.8 million of Merger-related expenses. No such expenses were incurred during the three and six months ended June 30, 2016. As discussed above, we anticipate incurring additional Merger-related expenses regardless of whether the Merger is completed.

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

The following table reconciles total debt per the consolidated balance sheet to our approximate share of Company and Co-Investment Venture level debt (in millions):

June 30, 2017
Total Debt per Consolidated Balance Sheet (a)	$1,518.6
Plus: unamortized adjustments from business combinations	0.1
Plus: Deferred financing costs, net	10.7
Less: Noncontrolling Interests Adjustments	(542.2)
Our approximate share of Company and Co-Investment Venture level debt	$987.2

(a)    Excludes debt of $33.3 million included in “Obligations associated with real estate held for sale.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “seek,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our ability to satisfy the conditions and completion of the Merger, including obtaining shareholder approval;

•	events or circumstances that could give rise to a termination of the Merger Agreement or a failure to close the Merger for any reason;

•	our ability to continue and achieve our business strategies while the Merger is pending;

•	maintaining relationships with employees, capital providers, Co-JV partners, vendors and other service providers while the Merger is pending;

•	amounts and timing of Merger-related expenses;

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of multifamily communities under construction, reconstruction, development or redevelopment;

•	the timing of lease up, occupancy and stabilization of multifamily communities;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, and earnings estimates;

•	the sale of multifamily communities and the use of proceeds;

•	our declaration or payment of distributions;

•	our joint venture activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in the markets in which our properties are located and in the U.S. in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from the economic conditions;

•	trends affecting our financial condition or results of operations; and

•	changes to U.S. tax laws and regulations in general or specifically related to REITs or real estate.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part II, Item 1A, “Risk Factors” included in the Quarterly Report for this Form 10-Q, Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 28, 2017, and the factors as described above and below for further discussion of risks associated with forward-looking statements.

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may be unsuccessful in completing the Merger for any reason, resulting in losses from unreimbursed Merger-related expenses;

•	disruption of business operations and strategies during the term of the Merger Agreement;

•	difficulties in relationships with stockholders, employees, capital providers and Co-JV partners during and subsequent to the term of the Merger Agreement;

•
the provisions of the Merger Agreement may restrict our ability to enter into favorable new investments, dispose of existing investment, raise new capital, and modify existing financings or capital arrangements, resulting in decreased operating results, loss of liquidity, higher interest expense and increased cost of capital;

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

•	our cash flows may be insufficient to maintain or increase our distribution payments; and

•	we may be unsuccessful in managing changes in our portfolio composition.

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

In February 2016, the FASB issued a new standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less, which are our primary lease term, will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years and interim periods within those years beginning after December 31, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating our leases to determine the impact this standard may have on our consolidated financial statements and related disclosures. As a lessee, we have a limited number of agreements, mostly related to our office space and office equipment. As a lessor, our primary multifamily community leases are less than one year, and we expect that only our long-term leases, primarily retail leases, are in scope.

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

As of June 30, 2017, we had approximately $945.3 million of contractually outstanding consolidated mortgage and construction debt at a weighted average fixed interest rate of approximately 3.44%, $226.2 million of variable rate consolidated mortgage and construction debt at a variable interest rate of monthly LIBOR plus 2.05%, and amounts outstanding under credit facilities of $391.2 million with a weighted average of monthly LIBOR plus 2.33%. As of June 30, 2017, we had consolidated real estate notes receivable with a carrying value of approximately $26.9 million, a weighted average fixed interest rate of 15.0%, and a weighted average remaining maturity of 1.0 years.

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

Conversely, movements in interest rates on variable rate debt, notes receivable and real estate-related securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.  As of June 30, 2017, we did not have any notes receivable or real estate-related securities with variable interest rates.  We are exposed to interest rate changes primarily as a result of our variable rate debt we incur on our investments in operating and development multifamily communities and our consolidated cash investments. We quantify our exposure to interest rate risk based on how changes in interest rates affect our net income.  We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our net income related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2017 (amounts in millions, where positive amounts reflect an increase in income and bracketed amounts reflect a decrease in income):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
Variable rate debt and credit facilities interest expense	$(12.3)	$(9.3)	$(6.2)	$(3.1)
Interest rate caps	1.8	1.0	0.2	—
Cash investments	1.1	0.8	0.6	0.3
Total	$(9.4)	$(7.5)	$(5.4)	$(2.8)

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

As of June 30, 2017, we have four separate interest rate caps with a total notional amount of $155.0 million.  If during its term future market LIBOR interest rates exceed the 30 day LIBOR cap rate, we will be due a payment equal to the excess LIBOR rate over the cap rate multiplied by the notional amount.  In no event will we owe any future amounts in connection with the interest rate caps.  Accordingly, interest rate caps can be an effective instrument to mitigate increases in short-term interest rates without incurring additional costs while interest rates are below the cap rate.  Although not specifically identified to any specific interest rate exposure for GAAP, we plan to use these instruments related to our developments, credit facilities and variable rate mortgage debt.  Because the counterparties providing the interest rate cap agreements are major financial institutions which have investment grade ratings by the Standard & Poor’s Ratings Group, we do not believe there is significant exposure at this time to a default by a counterparty provider.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations as of June 30, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our annual report on Form 10-K for the year ended December 31, 2016 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our annual report on Form 10-K, which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on July 4, 2017, as further described above. You should carefully consider the risk factors discussed in our annual report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

Risks Related to the Merger
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.
The Merger is currently expected to close during the second half of 2017, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or GS Monarch Parent may terminate the Merger Agreement if the Merger has not occurred by December 28, 2017. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Merger has been voted upon, either we or GS Monarch Parent, may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.
In addition, under the terms of the Merger Agreement, we may not declare or pay any future distributions (other than the regular quarterly distribution of $0.075 per share for the quarter ending June 30, 2017 which has already been declared and paid on July 7, 2017 to stockholders of record at the close of business on June 30, 2017) to the holders of our common stock during the term of the Merger Agreement except as required to maintain our REIT status and any such per share distribution payment will be deducted from the per share purchase price of the Merger. Depending on when the Merger is consummated, these restrictions may prevent holders of our common stock from receiving distributions that they might otherwise have received.
Failure to complete the Merger in a timely manner or at all could negatively affect our stock price and future business and financial results.
Delays in completing the Merger or the failure to complete the Merger at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger is not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.

The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the pendency of the Merger may make it more difficult for us to effectively recruit, retain and incentivize key personnel.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Our stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the Merger in the expected timeframe, or may prevent the Merger from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Merger.
We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Merger may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Merger, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly facilitate or encourage any acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, if it is deemed to be a superior proposal, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to a superior proposal, the Company may be required to pay a termination fee of either $25,261,292 or $65,679,359 to GS Monarch Parent depending on the timing and circumstances of the termination.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the value proposed to be received in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

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
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity and (iv) Condensed Consolidated Statements of Cash Flows

* Filed or furnished herewith

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

MONOGRAM RESIDENTIAL TRUST, INC.

Dated: August 3, 2017	/s/ Daniel Swanstrom, II
Daniel Swanstrom, II
Chief Financial Officer
(Principal Financial Officer)